Form 10-Q
period 1995-09-30
AAON INC
filed 1995-11-13
CIK 824142

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1995

                     Commission file number:  33-183336-LA



                                   AAON, INC.
             (Exact name of registrant as specified in its charter)



                Nevada                                   87-0448736
                ------                                   ----------
      (State or other jurisdiction                      (IRS Employer
            of incorporation)                         Identification No.)



                    2425 South Yukon, Tulsa, Oklahoma 74107
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (918) 583-2266
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X            No __________
    -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,113,449 shares of $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

          On pages 2 through 7 of this report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Results of Operations.  Sales decreased by $5,555,000 (from
          ---------------------
$58,181,000 to $52,626,000) during the nine-month period ended September 30, 1995, compared to the same period in 1994, and by $4,437,000 (from $20,044,000 to $15,607,000) during the third quarter of 1995 compared to 1994. The decline in sales, both during the nine-month and three-month periods ended September 30, 1995, primarily resulted from a slowdown in national accounts business.

          Gross profit decreased to 17.0% during the nine months ended September 30, 1995, compared to 22.3% in 1994, and to 15.4% vs. 24.6% in the comparative third quarters, which was mainly attributable to an inability to pass on significant increases in raw material costs, especially copper and aluminum, and a one-time charge in the third quarter of 1995 attributable to the cumulative effect of production problems at the Company's Longview, Texas, plant.

          The decreases in SG&A expenses of $1,065,000 (from $6,040,000 to $4,975,000) in the first nine months of 1995 as compared to 1994 and of $637,000 (from $2,270,000 to $1,633,000) in the third quarter of 1995 vs. 1994 were primarily due to reductions in warranty costs.

          The increase in "amortization and other expense", both in the nine-month and three-month periods ended September 30, 1995, were attributable to additional depreciable assets and acceleration of depreciation schedules.

          Financial Condition and Liquidity.  The decrease of $1,371,000 (from
          ---------------------------------
$11,898,000 to $10,527,000) in accounts receivable at September 30, 1995, compared to December 31, 1994, resulted from the lower sales volume. The $3,746,000 increase in buildings, machinery and equipment (from $10,431,000 to $14,177,000) is attributable to the Tulsa and Longview plant expansions. The $1,936,000 decrease in current liabilities (from $10,453,000 to $8,517,000) resulted primarily from the reduction of materials required on lower sales.

          The capital needs of the Company are met primarily by its bank revolving credit facility. Management believes this bank debt (or comparable financing), term loans and projected profits from operations will provide the necessary liquidity and capital resources to the Company for at least the next five years, including a lump-sum payment (pursuant to a noncompete agreement with the former stockholder of Coils Plus, Inc., the assets of which were acquired by CP/AAON, Inc., in December, 1991) equal to five times the average of 20% of CP/AAON's pre-tax income for 1995 and 1996, which will be payable in April, 1997. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary and its relationship with its existing bank lender.

          For information concerning the Company's long-term debt, see Note 3 to the Financial Statements appearing on pages 6 and 7 of this report.

                                  AAON, Inc.
                          Consolidated Balance Sheets



                                    September 30, 1995*   December 31, 1994
                                    ------------------    -----------------
                                              (In Thousands)
ASSETS

CURRENT ASSETS:
  Cash                                   $    27               $    26
  Accounts receivable                     10,527                11,898
  Inventories                              9,983                10,245
  Prepaid expenses                           138                   201
  Deferred income tax                      1,044                 1,407
                                         -------               -------
      Total current assets                21,719                23,777
                                         -------               -------
PROPERTY, PLANT AND
  EQUIPMENT, at cost:

  Land                                       274                   227
  Buildings                                6,790                 4,088
  Machinery and equipment                  7,387                 6,343
  Furniture and fixtures                   1,021                   896
                                         -------               -------
                                          15,472                11,554
  Less-accumulated
    depreciation                           5,203                 3,324
                                         -------               -------
      Net property, plant
        and equipment                     10,269                 8,230

OTHER ASSETS                                 361                   555
                                         -------               -------
                                         $32,349               $32,562
                                         =======               =======

LIABILITIES AND
  STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                      $ 4,876               $ 5,852
   Accrued liabilities                     2,646                 3,665
   Current maturities of
     long-term debt                          995                   936
                                         -------               -------
       Total current
         liabilities                       8,517                10,453
                                         -------               -------
LONG-TERM DEBT                            10,749                10,648
                                         -------               -------
  Deferred income tax
    payable                                 (333)                  ---

STOCKHOLDERS' EQUITY
  Common stock, $.004 par,
    50,000,000 authorized,
    6,112,000 issued and
    outstanding                               24                    24
  Preferred stock,
    5,000,000 shares authorized,
    no shares issued
  Additional paid-in capital               7,684                 7,671
  Retained earnings                        5,708                 3,766
                                         -------               -------
    Total stockholders' equity            13,416                11,461
                                         -------               -------
                                         $32,349               $32,562
                                         =======               =======

* Unaudited

                                  AAON, Inc.
                     Consolidated Statements of Operations

                              Three Months Ended      Three Months Ended        Nine Months Ended        Nine Months Ended
                              SEPTEMBER 30, 1995*     SEPTEMBER 30, 1994*       SEPTEMBER 30, 1995*      SEPTEMBER 30, 1994*
                                                                   (In Thousands)
Sales, net                           $15,607              $20,044                     $52,626                 $58,181
Cost of sales                         13,202               15,118                      43,701                  45,231
                                     -------              -------                     -------                 -------
      Gross profit                     2,405                4,926                       8,925                  12,950

Selling, general and
  administrative expenses              1,633                2,270                       4,975                   6,040
                                     -------              -------                     -------                 -------
      Income from operations             772                2,656                       3,950                   6,910

Interest expense                         199                  211                         580                     606

Amortization and other expense           105                   55                         367                     138
                                     -------              -------                     -------                 -------
Income before income taxes               468                2,390                       3,003                   6,166

Income tax provision                     210                  944                       1,061                   2,323
                                     -------              -------                     -------                 -------
      Net income                     $   258              $ 1,446                     $ 1,942                 $ 3,843
                                     =======              =======                     =======                 =======
Net income per share**               $   .04              $   .23                     $   .32                 $   .61
                                     =======              =======                     =======                 =======

*   Unaudited
** Reflects 10 percent stock dividend paid March 27, 1995 and is calculated based on weighted shares outstanding and common stock equivalents.

                                  AAON, Inc.

                Consolidated Statements of Stockholders' Equity

                                           COMMON STOCK
                                     -----------------------        PAID IN      ACCUMULATED
                                       SHARES        AMOUNT         CAPITAL        EARNINGS        TOTAL
                                     ---------      --------       ---------    -------------    ---------
BALANCE, December 31, 1994           6,102,375      $ 24,000       $7,671,000     $3,766,000    $11,461,000

ISSUE OF COMMON STOCK                    9,625         -0-             13,000         -0-            13,000

NET INCOME                                -0-          -0-              -0-        1,942,000      1,942,000
                                     ---------      --------       ----------     ----------    -----------
BALANCE, September 30, 1995          6,112,000      $ 24,000       $7,684,000     $5,708,000    $13,416,000
                                     =========      ========       ==========     ==========    ===========

                                  AAON, Inc.
                     Consolidated Statements of Operation

                                            Nine Months            Nine Months           Three Months         Three Months
                                               Ended                  Ended                  Ended                Ended
                                          SEPT. 30, 1995*        SEPT. 30, 1994*        SEPT. 30, 1995*       SEPT. 30, 1994*
                                          --------------         --------------         --------------        --------------
                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ 1,942                 $3,843                 $  258               $ 1,446

  Adjustments to reconcile net income
    to net cash provided by operating
    activities -
      Depreciation and amortization             2,026                  1,609                    654                   246

      Change in assets and liabilities:
       (Increase) decrease in
       accounts receivable                      1,371                 (2,792)                  (964)                1,494

       (Increase) decrease in inventories         262                 (1,796)                (1,016)                 (124)

       (Increase) decrease in
         prepaid expenses                         426                   (700)                   315                  (146)
       Increase (decrease) in
         accounts payable                      (1,309)                 2,425                    856                  (286)
       Increase (decrease) in
         accrued liabilities                   (1,019)                 1,885                   (631)                  673
                                              -------                -------                -------               -------
         Total adjustments                      1,757                     91                   (786)                1,857
                                              -------                -------                -------               -------
       Net cash provided by (used in)
         operating activities                   3,699                  3,934                    (528)                3,303
                                              -------                -------                -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (3,918)                (1,618)                (1,153)               (1,108)

  Payments for other assets                        49                     33                     11                    11
                                              -------                -------                -------               -------
    Net cash used in investing activities      (3,869)                (1,585)                (1,142)               (1,097)
                                              -------                -------                -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under revolving credit
    agreement                                  32,494                 22,800                 10,461                 7,065

  Payments under revolving credit
   agreement                                  (32,023)               (24,607)                (8,560)               (9,040)

  Increase (decrease) in long-term debt          (313)                  (643)                  (244)                 (235)

  Cash from issue of stock                         13                     10                     11                     3
                                              -------                -------                -------               -------
       Net cash provided by
         financing activities                     171                 (2,440)                 1,668                (2,207)
                                              -------                -------                -------               -------

NET CHANGE IN CASH                                  1                    (91)                    (2)                   (1)

CASH, beginning of period                          26                    113                     29                    23
                                              -------                -------                -------               -------
CASH, end of period                           $    27                $    22                $    27               $    22
                                              =======                =======                =======               =======

* Unaudited

                                  AAON, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                              SEPTEMBER 30, 1995

1.      BASIS OF PRESENTATION
        ---------------------
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 1994, filed by AAON, Inc. with the SEC. Management believes that no adjustments to the financial statements are necessary.

2.      INVENTORIES
        -----------
Inventories at September 30, 1995 and December 31, 1994, consist of the following:

                           September 30,           December 31,
                               1995                    1994
                           -------------           ------------

        Raw Material        $5,800,000               $ 6,208,000
        Work in Process      1,771,000                 2,202,000
        Finished Goods       2,412,000                 1,835,000
                            ----------               -----------
                            $9,983,000               $10,245,000


3.      LONG-TERM DEBT:
        --------------
Long-term debt at September 30,1995, consists of the following:

                           September 30,           December 31,
                               1995                    1994
                           -------------           ------------

        Three term loan agreements,
          payable in monthly principal
          payments totalling $50,000
          through January 1999, with a
          balloon payment in January 1999,
          plus interest payable monthly
          at Chase Manhattan Bank prime
          plus 0.5% (9.25% at Sept. 30,
          1995) collateralized by machinery,
          equipment and real estate

                            $ 3,080,000              $3,530,000

        Bank term loan agreement,
          payable in monthly principal
          payments of $3,333 through
          February 2000, with a balloon
          payment in March 2000, plus
          interest payable monthly at
          Bank One base rate plus 0.25%
          (9.0% at Sept. 30, 1995)
          collateralized by
          real estate
                                $   380,000                    -0-

        $8,150,000 maximum bank line
          of credit subject to a
          borrowing base of accounts
          receivables and inventory,
          with interest at LIBOR
          plus 2.40% (8.2125% at
          June 30, 1995) due March 31,
          1997 collateralized by accounts
          receivables, inventory,
          intangibles and the stock of
          AAON and CP/AAON
                                $ 7,787,000             $ 7,315,000

        Other                   $   497,000             $   739,000
                                -----------             -----------
                                $11,744,000             $11,584,000

        Less Current Maturities     995,000                 936,000
                                -----------             -----------

                                $10,749,000             $10,648,000
                                -----------             -----------

4.      EARNINGS PER SHARE:
        -------------------
Earnings per share have been calculated by dividing net income by the average number of common shares and equivalent outstanding adjusted for 10% stock dividend paid March 27, 1995.

5.      FOOTNOTES INCORPORATED BY REFERENCE:
        ------------------------------------
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1994, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note                           Description
----    ----------------------------------------------------
 1      Company Operations and Organization
 2      Accounting Policies
 5      Income Taxes
 6      Major Customers
 7      Benefit Plans
 9      Subsequent Event

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits - None.

          (b)  Reports on Form 8-K - None.


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AAON, INC.



Dated:  November 13, 1995           By: /s/ Norman H. Asbjornson
                                        --------------------------
                                        Norman H. Asbjornson
                                        President



Dated:  November 13, 1995           By: /s/ William A. Bowen
                                        ----------------------
                                        William A. Bowen
                                        Vice President - Finance