Form 10-K
period 1995-12-31
AAON INC
filed 1996-03-25
CIK 824142

                                   FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1995

                      Commission file number:  33-18336-LA


                                   AAON, INC.
             (Exact name of Registrant as specified in its charter)


               Nevada                               87-0448736
               ------                               ----------
   (State or other jurisdiction                    (IRS Employer
 of incorporation or organization)               Identification No.)

     2425 South Yukon, Tulsa, Oklahoma                  74107
  ----------------------------------------              -----
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (918) 583-2266

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.004
                         -----------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of Registrant's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 1, 1996, was approximately $22,287,000. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 1, 1996, Registrant had outstanding a total of 6,113,449 shares of its $.004 par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 14, 1996, are incorporated into Part III.

                               TABLE OF CONTENTS

                                                             PAGE
                                                            NUMBER
ITEM NUMBER AND CAPTION

PART I

 1.      Business.                                              1

 2.      Properties.                                            5

 3.      Legal Proceedings.                                     5

 4.      Submission of Matters to a Vote of Security Holders.   5

PART II

 5.      Market for Registrant's Common Equity and
           Related Stockholder Matters.                         6

 6.      Selected Financial Data.                               7

 7.      Management's Discussion and Analysis
           of Financial Condition and Results of Operations.    8

 8.      Financial Statements and Supplementary Data.           9

 9.      Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.              9

PART III

 10.     Management Report.                                    10

 11.     Executive Compensation.                               10

 12.     Security Ownership of Certain Beneficial
            Owners and Management.                             10

 13.     Certain Relationships and Related Transactions.       10

PART IV

 14.     Exhibits, Financial Statement Schedules
           and Reports on Form 8-K.                            11

                                     PART I


ITEM  1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

AAON, Inc., formerly Diamond Head Resources, Inc., a Nevada corporation ("AAON-Nevada" or, including its subsidiaries, the "Company"), was incorporated on August 18, 1987. In early 1988, Diamond Head Resources, Inc., made a public offering of its stock in furtherance of the objective of seeking and acquiring an interest in a prospective business opportunity.

AAON, Inc., an Oklahoma corporation ("AAON-Oklahoma"), was incorporated on August 15, 1988, for the purpose of acquiring the assets, subject to certain liabilities, of the Heating, Ventilation and Air-Conditioning ("HVAC") Division of John Zink Company in Tulsa, Oklahoma. AAON-Oklahoma's purchase of the HVAC business was consummated on September 30, 1988, at which time AAON-Nevada made a loan of virtually all of its assets ($580,000) to AAON-Oklahoma to partially finance the purchase. An integral part of that transaction was a Conversion/Exchange Agreement by and among AAON-Nevada, AAON-Oklahoma and the stockholders of AAON-Oklahoma, which was "triggered" on June 16, 1989. As a result, the $580,000 loan was converted to equity, the former stockholders of AAON-Oklahoma became the owners of 80% of the outstanding stock of AAON-Nevada and AAON-Oklahoma became a wholly-owned subsidiary of AAON-Nevada.

AAON-Oklahoma is engaged in the manufacture and sale of commercial rooftop air-conditioners and heating equipment.

On December 30, 1991, CP/AAON, Inc. ("CP/AAON"), a Texas corporation organized as a wholly-owned subsidiary of AAON-Nevada for such purpose, purchased most of the assets of Coils Plus, Inc. ("CP"), of Longview, Texas, which manufactures coils used in the products of AAON-Oklahoma. In connection with the purchase of assets from CP, CP/AAON entered into a non-compete agreement with the former stockholder of CP. The agreement requires payments equal to 20% of CP/AAON's pre-tax income for years 1992-1996. In addition, a lump-sum equal to five times the average of the payments for 1995 and 1996, subject to a maximum of $4,000,000, will be payable in April 1997. Also, the agreement requires CP/AAON to make monthly advances of $20,000 through December 1996 against amounts becoming due thereunder.

PRODUCTS AND MARKETS

The Company engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment and air-conditioning coils. Its products serve the commercial and industrial new construction and replacement markets. While to date virtually all of the Company's sales have been to the domestic market, concerted efforts began in 1993 to develop foreign sales which accounted for approximately 2% of its sales last year and are projected to increase in coming years.

The rooftop market consists of units installed on commercial or industrial structures of generally less than 10 stories in height.

CP/AAON's coil sales are made to air-conditioning unit manufacturers, including AAON-Oklahoma, and to the commercial/industrial general building market.

The size of these markets is determined primarily by the number of commercial and industrial building completions. The replacement market consists of products installed to replace existing units/components which are worn or damaged. Historically, approximately half of the industry's market has consisted of replacement units.

The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6-18 months. Housing starts are, in turn, affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, the Company emphasizes the replacement market.

Based on its 1995 level of sales, approximately $67 million, the Company has a 7% share of the rooftop market and a 2% share of the coil market. Approximately 65% of the Company's sales now come from new construction and 35% from renovation/replacements. The percentage of sales (for new construction vs. replacement) to particular customers is related to their stage of development, e.g., Wal-Mart, 90% new construction and 10% replacement.

The Company purchases certain components, fabricates sheet metal and tubing and then assembles and tests its finished products. The finished products of AAON-Oklahoma consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary" products. The finished products of CP/AAON are coils, consisting of a sheet metal casing with tubing and fins contained therein.

The Company now has four groups of rooftop products: its RH Series, which is offered in 18 cooling sizes ranging from 3 to 60 tons; its RF Series, which is offered in nine cooling sizes ranging from 40 to 140 tons; its RG Series, which is a heat pump variation of the RH Series; and its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in nine sizes ranging from 4 to 40 tons.

AAON-Oklahoma's engineers have developed a new heat-wheel option for its RH, RF and RG units. The product responds to new requirements of the U.S. Clean Air Act which mandate increased fresh air in commercial structures. This product, which will be marketed under the name "AAONAIRE", increases the capacity of AAON HVAC units by up to 50% with no additional energy cost. The Company has been granted patent pending status on this unique product. This enhancement was introduced in January 1995. The energy savings and comfort improvement afforded by the heatwheel have been proven by numerous installations during the past year, but sales to date have been modest.

AAON-Oklahoma's products are designed to compete on the high side of standardized, packaged rooftop products. Accordingly, its prices range from $300 and $550 per ton of cooling, which is approximately 5%, on average, higher than other standardized products. Performance characteristics of these products range in cooling capacity from 32,900-1,569,200 BTU's and in heating capacity from 65,000-1,680,000 BTU's. All of the Company's rooftop products meet the Department of Energy's efficiency standards, which are designed to set the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which would involve multiple units.

MAJOR CUSTOMERS

The Company's two largest customers are Wal-Mart and Target. Wal-Mart accounted for approximately 27% of the Company's sales in 1995, compared to 40% in 1994. Sales to Target were 17% of total sales in 1995 and less than 10% in 1994.

Sales to Wal-Mart are made pursuant to calendar year contracts, now effective for 1995, which are by letter agreement providing for automatic renewal for additional terms of one year each, unless terminated by either party upon ninety days' notice prior to the end of the existing year term. Wal-Mart has been a significant customer of the Company and its predecessor since 1971. The Company has no written contract with Target.

The loss of Wal-Mart as a customer would have a material adverse effect on the Company. However, with the Company's emphasis on marketing to other customers, management believes that the extent of its dependence on sales to Wal-Mart will diminish over a period of time.

In order to diversify its customer base, the Company plans to add to and/or upgrade its sales representation in various markets, seek general trade business, as well as other national accounts, and penetrate additional trade areas, both domestic and foreign.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The most important materials purchased by the Company are steel, copper and aluminum, which are obtained from domestic suppliers. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, consistent with meeting specified quality standards. The Company is not dependent upon any one source for its raw material or the major components of its manufactured products, but AAON-Oklahoma purchases all of its coils from CP/AAON. By having multiple suppliers, the Company believes that it will have adequate sources of supplies to meet its manufacturing requirements for the foreseeable future.

Further, the Company attempts to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to a year.

DISTRIBUTION

The Company utilizes a direct sales staff of 10 individuals and approximately 70 independent manufacturer representatives' organizations to market its products in the United States. The Company also has one international sales representative and utilizes six distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from the Company's Tulsa and Longview plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

AAON-Oklahoma's products and sales strategy focus on a "niche" market. The targeted market for its rooftop equipment is customers seeking a product of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service its customers and the ultimate consumer, AAON-Oklahoma provides parts availability through six independent parts distributors and has a factory service organization at its Tulsa plant. Also, a number of the manufacturer representatives utilized by the Company have their own service organizations, which, together with the Company, provide the necessary warranty work and/or normal service to customers.

The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors, an additional four years; and on gas-fired heat exchangers (if applicable), 10 years.

RESEARCH AND DEVELOPMENT

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. Ongoing work involves the HA Series, component evaluation and refinement, and development of control systems and new product development.
This work will cost approximately $200,000 per year and is budgeted as a normal, recurring expense.

BACKLOG

The Company had a current backlog as of March 1, 1996, of $10,478,000, compared to $22,352,000 at March 1, 1995. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by July 1, 1996; however, the orders are subject to cancellation by the customers.

WORKING CAPITAL PRACTICES

Working capital practices in the industry center on inventories and accounts receivable. The Company regularly reviews its working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Its greatest needs arise during the months of July-November, the peak season for inventory (primarily purchased material) and accounts receivable. The Company's working capital requirements are generally met through a bank revolving credit facility, which currently permits allowable borrowings up to $8,150,000. The Company believes that it will have sufficient bank credit available to meet its working capital needs through 1996 and beyond.

SEASONALITY

Sales of the Company's products are moderately seasonal with the peak period being July-November of each year.

COMPETITION

In the domestic market, the Company competes primarily with Trane Company, a division of American Standard, Inc., Lennox Industries, Inc., York International Corporation and Carrier Corporation, a subsidiary of United Technologies Corporation. All of these competitors are substantially larger and have greater resources than the Company. The Company competes primarily on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, AAON-Oklahoma often is at a competitive disadvantage on sales of rooftop units because of the emphasis placed on initial cost; whereas, in the replacement market and other owner-controlled purchases of such units, the Company has a better chance of getting the business since quality and long-term cost are generally taken into account.

EMPLOYEES

As of March 1, 1996, the Company had 480 employees and 94 temporaries, none of whom are represented by unions. Management considers its relations with its employees to be good.

PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS

The Company does not consider any patents, trademarks, licenses or concessions held by it to be material to its business operations, other than possibly the patent pending on the heat-wheel option known as "AAONAIRE" discussed under "Products and Markets" and "Major Customers" above.

ENVIRONMENTAL MATTERS

     Laws concerning the environment that affect or could affect the Company's domestic operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, regulations promulgated under these Acts, and any other federal, state or local laws or regulations governing environmental matters. The Company believes that it presently complies with these laws and that future compliance will not materially adversely affect the Company's earnings or competitive position.

ITEM  2.  PROPERTIES.

The plant and office building of AAON-Oklahoma is of sheet metal construction, containing 332,000 square feet (317,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space), located on a 12-acre tract of land at 2425 South Yukon, Tulsa, Oklahoma. The manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. Assembly lines consist of three cart-type conveyor lines with variable line speed adjustment, two of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $4.8 million per month in 1995, which is 29% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company. The office space is believed to be adequate for the forseeable future.

The operations of CP/AAON are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 138,000 square feet on 14 acres. The manufacturing area (approximately 131,000 square feet) is located in two 120-foot wide sheet metal buildings connected by an adjoining structure and a 28,000 square foot building adjacent thereto. The facility is built for light industrial manufacturing.

Bank borrowings of the Company, totalling $7,860,000 at March 1, 1996, are secured, in part, by its Tulsa and Longview facilities (buildings and equipment).


ITEM  3.  LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of its knowledge, has been threatened against the Company.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 1995, through December 31, 1995.

                                    PART II


ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of sales prices for the Company's Common Stock during the last two years, as reported by the National Association of Securities Dealers, Inc., was as follows:

          Quarter Ended           High Bid   Low Bid
          -------------           --------   -------

          March 31, 1994           $14.125   $  7.25
          June 30, 1994            $ 18.00   $ 10.75
          September 30, 1994       $ 16.75   $12.125
          December 30, 1994        $14.875   $ 10.75

          March 31, 1995           $ 15.00   $ 10.50
          June 30, 1995            $ 11.75   $  6.75
          September 30, 1995       $  7.75   $  6.50
          December 31, 1995        $  7.00   $  4.50

On March 1, 1996, there were 250 holders of record, and 2,533 beneficial owners, of the Company's Common Stock.

Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future. There is a negative covenant under the Company's Revolving Credit and Term Loan Agreement which prohibits the declaration or payment of such dividends, if following such action there would result a Default or Event of Default thereunder. The Company paid a 10% stock dividend on March 27, 1995.

ITEM 6.  SELECTED FINANCIAL DATA:
         ------------------------

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included elsewhere in this report.

                                          Years ended December 31,
                           ----------------------------------------------------
Results of Operations:      1995        1994       1993      1992         1991
-------------------------  ------      ------     ------    ----        ------
                                 (In thousands, except earnings per share)
Net sales                   $67,346    $79,542   $45,394     $37,026    $26,678
Net income                  $ 2,069    $ 5,101   $ 2,665     $ 1,593    $   379
Earnings per share (1)      $   .34    $.   81   $   .44     $   .26    $   .06
                                                  December 31,
                             ---------------------------------------------------------
Balance Sheet Data:             1995       1994            1993        1992       1991
-------------------------    -------    -------         -------     -------    -------
                                                  (In thousands)
Total assets                 $32,212    $32,562         $24,083     $15,705    $14,309
Long-term debt               $10,695    $10,648         $11,008     $ 4,087    $ 5,343
Stockholders' equity         $13,546    $11,461         $ 6,350     $ 3,685    $ 2,092

_____________

(1) Earnings per share for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 are based on 6,104,666, 6,301,088, 6,091,392, 6,091,392 and
     6,091,392 common shares and common share equivalents, respectively. Common share equivalents represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Common share equivalents had no material effect on the computation in 1995, 1993, 1992 or 1991. The Company paid a 10% stock dividend on March 27, 1995. Effective September 15, 1993, the Company completed a one-for-four reverse stock split. The shares outstanding and earnings per share disclosures have been restated to reflect the stock dividend and the reverse stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Set forth below is income statement information with respect to the Company for years 1995, 1994 and 1993:

                                      Years ended December 31,
                                 ----------------------------------
                                  1995          1994         1993
                                 -------   --------------   -------
                                           (In thousands)
Net sales                        $67,346         $79,542    $45,394
Cost of sales                     56,528          61,664     33,908
                                 -------         -------    -------
 Gross profit                     10,818          17,878     11,486
Selling, general and               6,318           7,921      6,178
 administrative expenses         -------         -------    -------

 Income from operations            4,500           9,957      5,308
Interest expense                     815             806        809
Other expense                        452             445        259
                                 -------         -------    -------
 Income before income taxes        3,233           8,706      4,240
Income tax provision               1,164           3,605      1,575
                                 -------         -------    -------
 Net income                      $ 2,069         $ 5,101    $ 2,665
                                 =======         =======    =======

RESULTS OF OPERATIONS

 Net sales decreased by approximately 15% in 1995 as compared to 1994, but were 33% greater than in 1993. The reduction in sales in 1995 as compared to 1994 was primarily attributable to a drop in sales to two of the Company's largest customers, whereas the 75% increase in sales in 1994 as compared to 1993 reflected a nearly across the board growth in sales to all categories of customers. The differences in levels of sales in all three years were mainly due to the volume of business (approximately 97%), rather than price changes. The outlook for 1996 is for sales comparable to 1995 and for a continuation of the trend of less concentration of sales to a few major, national account customers.

Gross profit declined in 1995 and 1994 to 16.1% and 22.5%, respectively, of net sales, compared to 25.3% in 1993, due to an inability to pass on increased costs, mitigated in part in 1994 by forward purchasing of material which enabled the Company to avoid substantial increases in copper and aluminum prices. The Company expects continued difficulty in 1996 in passing on increased costs to existing customers, but anticipates getting better margins on sales to new customers, with the net effect of achieving some overall improvement in margins.

SG&A expenses decreased 20% in 1995 compared to 1994, whereas these expenses increased 28% in 1994 compared to 1993, in both instances being primarily attributable to the volume of business, i.e., warranty and selling costs.

Interest expense has remained at approximately the same level for three years, despite substantial capital expenditures in 1995 and the significant increase in sales in 1994. Profits in 1995 and 1994 also helped to contain borrowings, as did effective control of inventories and accounts receivable.

Income before income taxes in 1995 decreased 63% compared to 1994 primarily due to cost increases exceeding selling price increases. Income before income taxes in 1994 increased 105% over 1993 primarily due to a 75% increase in sales and an increase in SG&A of only 28% as compared to 1993.

FINANCIAL CONDITION AND LIQUIDITY

Accounts receivable and inventories in 1995 were comparable to 1994 as a percentage of sales. Accounts receivable and inventories were disproportionately less than the increase in sales in 1994 as compared to 1993.

The $2,082,000 increase in "Property, Plant and Equipment" in 1995, net of depreciation, was attributable to the major expansion of the Company's Tulsa and Longview, Texas, manufacturing facilities. All capital expenditures in 1995 were financed out of that year's cash flow and a minor amount of borrowings under the Company's revolving credit bank loan, except for the Longview land and improvements purchases which were financed by a bank term loan.

The size of accounts payable at December 31, 1995 and 1994 primarily reflect the inventories and sales volumes in each of those years.

Also, accrued liabilities at year-end 1995 and 1994 reflect the amount of reserves (warranty, commissions and employee payroll and benefit accruals) related to sales.

The capital needs of the Company are met primarily by its bank revolving credit facility. Management believes this bank debt (or comparable financing), term loans and projected profits from operations will provide the necessary liquidity and capital resources to the Company for at least the next five years, including a lump-sum payment, if any (pursuant to a noncompete agreement with the former stockholder of Coils Plus, Inc., the assets of which were acquired by CP/AAON in December, 1991) equal to five times the average of 20% of CP/AAON's pre-tax income for 1995 and 1996, which will be payable in April, 1997. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary and its relationship with its existing bank lender.

The Company's revolving credit line (which currently extends to July 31, 1997) provides for maximum borrowings of $8,150,000. Interest on this line is payable monthly at the Chase Manhattan Bank prime rate or LIBOR plus 2.4%, at the election of the Company. Availability of funds under the agreement is based on 80% of eligible accounts receivable, plus 50% of raw materials and finished goods inventories, with inventories not to exceed 50% of the borrowing base. Its term loans were in the original principal amounts of $2,550,000 and $1,450,000, providing for monthly principal payments of $25,000 and $15,000, respectively (which commenced June 30, 1992), and $1,000,000, providing for monthly principal payments of $10,000 (which commenced February 28, 1994). Interest on these loans is payable monthly at the Chase Manhattan Bank prime rate plus 1/2%. The maturity of all three term loans is January 31, 1999.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data are included at page 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM  10.  MANAGEMENT REPORT.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Stockholders.


ITEM  11.  EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Stockholders.


ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to the Company's definitive Proxy Statement to be
filed with the Securities and   Exchange Commission in connection with the
Company's 1996 Annual Meeting of Stockholders.


ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Company's definitive Proxy Statement to be
filed with the Securities and   Exchange Commission in connection with the
Company's 1996 Annual Meeting of Stockholders.

                                    PART IV
                                    =======


ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


        (a)   1.  Financial statements.
                      See Index to Consolidated Financial Statements on page 13.

              2.  Exhibits:

                  (3)  (A)    Articles of Incorporation (i)
                       (A-1)  Article Amendments (ii)
                       (B)    Bylaws (i)
                       (B-1)  Amendment of Bylaws (iii)

                  (4)  (A)    Restated Revolving Credit and Term Loan Agreement
                              ("Loan Agreement") and related documents (iii)
                       (A-1)  Latest amendment of Loan Agreement (iv)

                  (10) (A)    Letter Agreement with Wal-Mart Stores, Inc. (ii)
                       (B)    AAON, Inc. 1992 Stock Option Plan, as amended (v)

                  (21)        List of Subsidiaries (v)

                  (27)        Financial Data Schedule

                  --------------
            (i) Incorporated herein by reference to the exhibits to the Company's Form S-18 Registration Statement No. 33-18336-LA.

            (ii) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and to the Company's Form 8-K dated
                  March 21, 1994.

            (iii) Incorporated herein by reference to the Company's Form 8-K dated June 22, 1992, or exhibits thereto.

            (iv) Incorporated herein by reference to exhibit to the Company's Form 8-K dated March 18, 1996.

            (v) Incorporated herein by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1991, and to the Company's Form S-8
                  Registration Statement No. 33-78520.

        (b) The Company did not file any reports on Form 8-K during the period from October 1, 1995, to December 31, 1995.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                     AAON, INC.


Dated:  March 20, 1996               By:  /s/ Norman H. Asbjornson
                                         --------------------------------------
                                              Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 20, 1996                    /s/ Norman H. Asbjornson
                                        --------------------------------------
                                              Norman H. Asbjornson
                                              President and Director
                                              (principal executive officer)

Dated:  March 20, 1996                   /s/ William A. Bowen
                                        --------------------------------------
                                             William A. Bowen
                                             Vice President-Finance and Director
                                             (principal financial officer
                                             and principal accounting officer)

Dated:  March 20, 1996                   /s/ John B. Johnson, Jr.
                                        --------------------------------------
                                             John B. Johnson, Jr.
                                             Director


Dated:  March 20, 1996                   /s/ Richard E. Minshall
                                        --------------------------------------
                                             Richard E. Minshall
                                             Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                                       Page
                                                       ----

  Report of Independent Public Accountants               14

  Consolidated Balance Sheets                            15

  Consolidated Statements of Operations                  16

  Consolidated Statements of Stockholders' Equity        17

  Consolidated Statements of Cash Flows                  18

  Notes to Consolidated Financial Statements             19


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



  To the Stockholders of AAON, Inc.:


  We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995.
  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                 /s/ Arthur Andersen LLP
  Tulsa, Oklahoma
  February 2, 1996

                                   AAON, INC.
                                   ----------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      (In thousands, except share amounts)


                                              DECEMBER 31,
                                           -------------------
                 ASSETS                      1995       1994
----------------------------------------   --------   --------
CURRENT ASSETS:
 Cash                                       $   663    $    26
 Accounts receivable, net (Notes 2
  and 4)                                      9,846     11,898
 Inventories, net (Notes 2 and 4)             9,061     10,245
 Prepaid expenses and other                     475        201
 Deferred income taxes (Note 5)               1,104      1,385
                                            -------    -------
  Total current assets                       21,149     23,755

PROPERTY, PLANT AND EQUIPMENT, net
 (Notes 2 and 4)                             10,312      8,230

OTHER ASSETS, net (Note 2)                      751        577
                                            -------    -------
  Total assets                              $32,212    $32,562
                                            =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable                           $ 4,424    $ 5,852
 Accrued liabilities (Note 2)                 2,605      3,665
 Current maturities of long-term debt
  (Note 4)                                      942        936
                                            -------    -------
  Total current liabilities                   7,971     10,453
                                            -------    -------

LONG-TERM DEBT (Note 4)                      10,695     10,648
                                            -------    -------

STOCKHOLDERS' EQUITY, per
 accompanying statements (Note 8):
 Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares
  issued                                          -          -

 Common stock, $.004 par value,
  50,000,000 shares authorized                   24         24
 Additional paid-in capital                   7,687      7,671
 Retained earnings                            5,835      3,766
                                            -------    -------
  Total stockholders' equity                 13,546     11,461
                                            -------    -------
  Total liabilities and stockholders'
   equity                                   $32,212    $32,562
                                            =======    =======

                     The accompanying notes are an integral
                         part of these balance sheets.

                                   AAON, INC.
                                   ----------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                    (In thousands, except per share amounts)



                                           FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                             1995        1994        1993
                                           ---------   ---------   --------
NET SALES (Note 6)                           $67,346     $79,542    $45,394

COST OF SALES                                 56,528      61,664     33,908
                                             -------     -------    -------

   GROSS PROFIT                               10,818      17,878     11,486

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                     6,318       7,921      6,178
                                             -------     -------    -------

   INCOME FROM OPERATIONS                      4,500       9,957      5,308

INTEREST EXPENSE                                 815         806        809

OTHER EXPENSE                                    452         445        259
                                             -------     -------    -------

   INCOME BEFORE INCOME TAXES                  3,233       8,706      4,240

INCOME TAX PROVISION (Note 5)                  1,164       3,605      1,575
                                             -------     -------    -------

   NET INCOME                                $ 2,069     $ 5,101    $ 2,665
                                             =======     =======    =======

EARNINGS PER SHARE                              $.34        $.81       $.44
                                             =======     =======    =======

WEIGHTED AVERAGE SHARES OUTSTANDING            6,105       6,301      6,091
                                             =======     =======    =======

                     The accompanying notes are an integral
                           part of these statements.

                                   AAON, INC.
                                   ----------


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
              ----------------------------------------------------
                                 (In thousands)

                                             Common Stock
                                           -----------------   Paid-in   Retained
                                            Shares    Amount   Capital   Earnings     Total
                                           --------   ------   -------   ---------   --------
BALANCE, JANUARY 1, 1993                    22,150       $22    $  984    $ 2,679     $ 3,685

REVERSE STOCK SPLIT (Note 8)               (16,612)        -         -          -           -

NET INCOME                                       -         -         -      2,665       2,665
                                           -------    ------    ------    -------     -------

BALANCE, DECEMBER 31, 1993                   5,538        22       984      5,344       6,350

NET INCOME                                       -         -         -      5,101       5,101

STOCK OPTIONS EXERCISED (Note 7)                 8         -        10          -          10

STOCK DIVIDEND (Note 8)                        555         2     6,677     (6,679)          -
                                           -------    ------    ------    -------     -------

BALANCE, DECEMBER 31, 1994                   6,101       $24    $7,671    $ 3,766     $11,461

NET INCOME                                       -         -         -      2,069       2,069

STOCK OPTIONS EXERCISED (Note 7)                12         -        16          -          16
                                           -------    ------    ------    -------     -------

BALANCE, DECEMBER 31, 1995                   6,113       $24    $7,687    $ 5,835     $13,546
                                           =======    ======    ======    =======     =======

                     The accompanying notes are an integral
                           part of these statements.

                                   AAON, INC.
                                   ----------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In thousands)

                                                     FOR THE YEARS
                                                  ENDED DECEMBER 31,
                                           ---------------------------------
                                             1995        1994        1993
                                           ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                $  2,069    $  5,101    $  2,665
                                           --------    --------    --------
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities-
   Depreciation and amortization              2,705       1,714       1,130
   Provision for losses on accounts
    receivable                                  122         157         111
   Provision for excess and obsolete
    inventories                                   -         100           -
   Loss on disposition of assets                  1          38          11
   Deferred income taxes                       (146)     (1,051)       (266)
   Change in assets and liabilities-
    (Increase) decrease in accounts
     receivable                               1,930      (3,941)     (4,096)
    (Increase) decrease in inventories        1,184      (3,347)     (2,381)
    (Increase) decrease in prepaid
     expenses and other                        (216)        (66)         74
    Increase (decrease) in accounts payable  (1,428)      1,971       2,126
    Increase (decrease) in accrued
     liabilities                             (1,060)      2,073         594
                                            --------    --------    --------
     Total adjustments                        3,092      (2,352)     (2,697)
                                           --------    --------    --------
     Net cash provided by (used in)
      operating activities                    5,161       2,749         (32)
                                           --------    --------    --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property,
    plant and equipment                           3          59           -
   Capital expenditures                      (4,596)     (2,376)     (2,575)
                                           --------    --------    --------
     Net cash used in investing
      activities                             (4,593)     (2,317)     (2,575)
                                           --------    --------    --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit
    agreement                                40,276      35,130      23,103
   Payments under revolving credit
    agreement                               (39,653)    (34,542)    (18,770)
   Proceeds from long-term debt                 400           -       1,007
   Payments on long-term debt                  (970)     (1,117)     (2,685)
   Stock options exercised                       16          10           -
                                           --------    --------    --------
     Net cash provided by (used in)
      financing activities                       69        (519)      2,655
                                           --------    --------    --------
  NET INCREASE (DECREASE) IN CASH               637         (87)         48
                                           --------    --------    --------
  CASH, beginning of year                        26         113          65
                                           --------    --------    --------
  CASH, end of year                        $    663    $     26    $    113
                                           ========    ========    ========

                     The accompanying notes are an integral
                           part of these statements.

                                   AAON, INC.
                                   ----------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 1995 AND 1994
                           --------------------------
     (Dollar amounts in thousands, except share and per share information)



  1.  OPERATIONS AND ORGANIZATION:
      ----------------------------

  AAON, Inc. (the Company, a Nevada corporation) is engaged in the manufacture and sale of commercial rooftop air conditioners, heating equipment and components through its wholly-owned subsidiaries AAON, Inc. (AAON, an Oklahoma corporation) and CP/AAON, Inc. (CP/AAON, a Texas corporation). Products are primarily sold to building owner/operators in the domestic commercial and industrial new construction and replacement markets.

  In December 1991, CP/AAON acquired certain assets of Coils Plus, Inc. (CP), an air coil manufacturer. In connection with the purchase from CP, CP/AAON entered into a noncompetition agreement with the former stockholder of CP.
  The agreement requires payments equal to 20 percent of CP/AAON's pre-tax income for each of the years ending December 31, 1992 through 1996. In addition, a lump-sum payment equal to five times the average of the payments for 1995 and 1996, subject to a maximum of $4,000, will be payable in April 1997. Also, the agreement requires CP/AAON to make monthly advances of $20 through December 1996. Any additional amounts payable exceeding the monthly advances will be expensed at the end of each year. No such expense was required for 1995, 1994, 1993 or 1992. The present value of the total of advances is recorded as a noncompetition agreement and is being amortized over five years.

  2.  ACCOUNTING POLICIES:
      --------------------

  CONSOLIDATION
  -------------

  The consolidated financial statements include the accounts of the Company and its subsidiaries, AAON and CP/AAON. All significant intercompany accounts and transactions have been eliminated.

  REVENUE RECOGNITION
  -------------------

  Revenues are recognized at the time of shipment.

  INVENTORIES
  -----------

  Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

  PROPERTY, PLANT AND EQUIPMENT
  -----------------------------

  Property, plant and equipment are stated at cost. Maintenance, repairs and betterments, including replacement of minor items of physical properties, are charged to expense; major additions to physical properties are capitalized. Property, plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

                                  Years
                                  -----
     Buildings                    10-20
     Machinery and equipment        3-7
     Furniture and fixtures         3-5

  WARRANTIES
  ----------

  A provision is made for the estimated cost of warranty obligations at the time the related products are sold. Warranty expense was $2,033, $2,712 and $2,457 for the years ended December 31, 1995, 1994 and 1993, respectively.

  EARNINGS PER SHARE
  ------------------

  Earnings per share has been computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding, restated for the one-for-four reverse stock split and the ten percent stock dividend (See Note 8). Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Common share equivalents had no material effect on the computation in 1995 or 1993.

  USE OF ESTIMATES
  ----------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATIONS
  -----------------

  Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation. These reclassifications did not impact net income.

DETAILS TO CONSOLIDATED BALANCE SHEETS
--------------------------------------

                                                        December 31,
                                                    ---------------------
                                                      1995        1994
                                                    ---------   ---------
ACCOUNTS RECEIVABLE:
   Accounts receivable                               $10,050     $12,043
   Less- allowance for doubtful accounts                 204         145
                                                     -------    --------
       Total, net                                    $ 9,846     $11,898
                                                     =======    ========

INVENTORIES:
   Raw materials                                     $ 5,451     $ 6,448
   Work in process                                     1,366       2,202
   Finished goods                                      2,394       1,835
                                                     -------    --------
                                                       9,211      10,485
   Less- allowance for excess and obsolete
    inventories                                          150         240
                                                     -------    --------
       Total, net                                    $ 9,061     $10,245
                                                     =======    ========

PROPERTY, PLANT AND EQUIPMENT:
   Land                                              $   274     $   227
   Buildings                                           7,246       4,088
   Machinery and equipment                             7,523       6,343
   Furniture and fixtures                              1,100         896
                                                     -------    --------
                                                      16,143      11,554
   Less- accumulated depreciation                      5,831       3,324
                                                     -------    --------
       Total, net                                    $10,312     $ 8,230
                                                     =======    ========

OTHER ASSETS:
   Noncompetition agreement                          $   975     $   975
   Deferred income taxes                                 449          22
   Other                                                 107         165
                                                     -------    --------
                                                       1,531       1,162
   Less- accumulated amortization for
    noncompetition agreement                             780         585
                                                     -------    --------
       Total, net                                    $   751     $   577
                                                     =======    ========

ACCRUED LIABILITIES:
   Warranty                                          $ 1,390     $ 1,830
   Commissions                                           555         680
   Other                                                 660       1,155
                                                     -------    --------
       Total                                         $ 2,605     $ 3,665
                                                     =======    ========
                                               Year Ended December 31,
                                           -----------------------------
                                            1995        1994        1993
                                           -----     -------    --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Balance, beginning of period            $ 145     $    80     $    81
   Provision for losses on accounts
    receivable                               122         157         111
   Accounts receivable written off, net
    of recoveries                            (63)        (92)       (112)
                                           -----     -------    --------
   Balance, end of period                  $ 204     $   145     $    80
                                           =====     =======    ========

ALLOWANCE FOR EXCESS AND
  OBSOLETE INVENTORY:
   Balance, beginning of period            $ 240     $   140     $   240
   Provision for excess and obsolete
    inventories                                -         100           -
   Inventories written off                   (90)          -        (100)
                                           -----     -------    --------
   Balance, end of period                  $ 150     $   240     $   140
                                           =====     =======    ========

3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Interest payments of $815, $760 and $809 were made during the years ended December 31, 1995, 1994 and 1993, respectively. Payments for income taxes of $1,604, $4,335 and $1,923 were made during the years ended December 31, 1995, 1994 and 1993, respectively.

4.  DEBT:
    -----

Long-term debt at December 31, consists of the following:

                                             1995       1994
                                           --------   --------
Three bank term-loan agreements,
 payable in total monthly payments
 of $50 through January 1999 with a
 balloon payment in January 1999,
 plus interest payable monthly
 at Chase Manhattan Bank prime plus
 1/2% (9% at December 31, 1995),
 collateralized by machinery,
 equipment and real estate.                 $ 2,930    $ 3,530

$8,150 maximum bank line of credit
 subject to a borrowing base of accounts
 receivable and inventory, with interest
 at LIBOR plus 2.4% (8.33% at December 31,
 1995), due July 31, 1997, collateralized
 by accounts receivable, inventory,
 intangibles and the stock of AAON and
 CP/AAON.                                     7,938      7,315

Bank term-loan agreement, payable in
 monthly installments of $3, through
 March 2000, plus interest at the bank's
 prime rate plus 1/4% (8.75% at
 December 31, 1995), collateralized by
 real estate.                                   367          -

Noncompetition agreement discounted at
 8.5%, payable in monthly payments of $20
 through December 1996.                         229        440

Other                                           173        299
                                            -------    -------
                                             11,637     11,584
Less- current maturities                        942        936
                                            -------    -------
                                            $10,695    $10,648
                                            =======    =======

Combined maturities of debt for each of the years ended December 31, are as follows:

               1996                         $   942
               1997                           8,439
               1998                             460
               1999                           1,590
               2000                             206
                                            -------
                                            $11,637
                                            =======

  The revolving credit and the term-loan agreement requires, among other things, that the Company maintain minimum net worth, a minimum tangible net worth, minimum working capital and a minimum debt to tangible net worth ratio. The revolving credit portion of the agreement allows the Company two interest rate options; Chase Manhattan Bank prime or LIBOR plus 2.4%. At December 31, 1995, the Company was in compliance with the covenants of the revolving credit and term-loan agreements.

  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

  5.  INCOME TAXES:
      -------------

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The adoption of this statement did not impact the consolidated financial statements.

  The income tax provision consists of the following:

                                               Years Ended December 31,
                                           ------------------------------
                                             1995       1994       1993
                                           --------   --------   --------
       Current                              $1,310    $ 4,656     $1,841
       Deferred                               (146)    (1,051)      (266)
                                            ------    -------     ------
                                            $1,164    $ 3,605     $1,575
                                            ======    =======     ======

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                              Years Ended December 31,
                                            ----------------------------
                                             1995       1994       1993
                                            ------    -------     ------
       Federal statutory rate                   34%        34%        34%
       State income taxes                        4          6          -
       Other                                    (2)         1          3
                                            ------    -------     ------
                                                36%        41%        37%
                                            ======    =======     ======

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 are as follows:

                                            1995       1994
                                           -------   --------
Net deferred tax assets -
  Valuation reserves                        $  213    $  201
  Warranty accrual                             556       759
  Other accruals                               286       372
  Depreciation and amortization                126      (188)
  Noncompetition agreement                     322       210
  Other, net                                    50        53
                                            ------    ------
                                            $1,553    $1,407
                                            ======    ======

  6.  MAJOR CUSTOMERS:
      ----------------

  Sales to customers with greater than ten percent of total sales consist of the following:

                                 Years Ended December 31,
                                ---------------------------
                                 1995      1994      1993
                                -------   -------   -------
Target                              17%        *         *
Wal-Mart Stores, Inc.               27%       40%       38%
K-Mart Corp.                         *         *        12%

 *  - Less than 10 percent

  7.  BENEFIT PLANS:
      --------------

  During 1994, the shareholders approved an amendment to the stock option plan for key employees and directors to increase the number of shares of common stock covered by the plan to 605,000. Under the terms of this plan, the exercise price of shares granted will not be less than 85 percent of their fair market value at the date of the grant. The exercise price of all options granted was equal to the market price at the date of grant. Options granted vest at a rate of 20 percent per year, commencing one year after date of grant, and are exercisable for ten years. At December 31, 1995, 306,350 shares were available for granting future options. The number and exercise price of options granted were as follows:

                                              Number        Price
                                            of Shares     Per Share
                                            ----------   ------------
OUTSTANDING AT JANUARY 1, 1993                237,500    $ 1.25-$1.31
  Granted                                           -               -
  Exercised                                         -               -
                                             --------    ------------
OUTSTANDING AT DECEMBER 31, 1993              237,500    $ 1.25-$1.31
  Stock dividend                               23,750               -
  Granted                                     37,400     $      13.01
  Exercised                                   (8,250)    $       1.19
                                             --------    ------------
OUTSTANDING AT DECEMBER 31, 1994              290,400    $1.19-$13.01
  Exercised                                  (13,750)    $       1.19
                                             --------    ------------
OUTSTANDING AT DECEMBER 31, 1995              276,650    $1.19-$13.01
                                             ========    ============
EXERCISABLE AT DECEMBER 31, 1995              123,800    $1.19-$13.01
                                             ========    ============

  The Company sponsors a defined contribution benefit plan. Employees can make contributions at a minimum of one percent and a maximum of 15 percent of compensation. The Company may, on a discretionary basis, contribute a Company matching contribution not to exceed six percent of compensation. The Company made matching contributions of $84, $78 and $27 in 1995, 1994 and 1993, respectively.

  The Company maintains a profit sharing bonus plan under which ten percent of pre-tax profit is paid to eligible employees on a quarterly basis. Profit sharing expense was $479, $998 and $457 for the years ended December 31, 1995, 1994 and 1993, respectively.

  8.  STOCK DIVIDEND AND REVERSE STOCK SPLIT:
      ---------------------------------------

  During February 1995, the Company declared a ten percent stock dividend. The earnings per share and average shares outstanding amounts in the 1994 consolidated statements of operations and the shares outstanding in the 1994 consolidated statements of stockholders' equity were restated to reflect the stock dividend. Effective September 15, 1993, the Company completed a one-for-four reverse stock split. The earnings per share and average shares outstanding amounts in the consolidated statements of operations have been restated to reflect the reverse stock split.