Form 10-Q
period 1996-03-31
AAON INC
filed 1996-05-08
CIK 824142

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 1996

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

Yes      X            No
    -----------          -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,121,999 shares of $.004 par value Common Stock.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          On pages 3 through 8 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Results of Operations.  Net sales decreased by approximately 25% in
          ---------------------
the first quarter of 1996 as compared to the same quarter in 1995. This was primarily due to a reduced level of business with two major customers, partially offset by an increase in sales to other customers.

          Gross profit decreased to 16.7% during the first quarter of 1996, compared to 18.6% in 1995, which was mainly attributable to a greater amount of lower margin business.

          SG&A expenses were reduced by 24% during the three months ended March 31, 1996, as compared to the same period in 1995, primarily due to a reduction in warranty costs.

          Net income was $419,000 in the first quarter of 1996, compared to $852,000 in 1995. The reduction in earnings was attributable to the lower sales volume, pricing and production inefficiencies.

          Cash flows during the first quarter of 1996 enabled the Company to reduce total debt by $2,517,000.

          Financial Condition and Liquidity.  Current assets decreased by
          ---------------------------------
approximately 9% during the three months ended March 31, 1996, primarily as the result of decreased sales.

          As noted above, total borrowing decreased by $2,517,000 during the first quarter of 1996.

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

The Company has four term loans totalling $3,137,000 at March 31, 1996, three of which mature on January 31, 1999, and are being amortized by monthly principal payments aggregating $50,000, plus interest at the Chase Manhattan Bank prime rate plus 1/2%, and the fourth provides for monthly principal payments of $3,333.33, plus interest payable monthly at Bank One base rate plus 1/4%, through February, 2000, with a balloon payment due in March, 2000.

                                  AAON, Inc.
                          Consolidated Balance Sheets

- -------------------------------------------------------------------------------------------------------------------
                                                           MARCH 31, 1996 *             DECEMBER 31, 1996
                                                                          (In Thousands)
===================================================================================================================
ASSETS

CURRENT ASSETS:
 Cash                                                        $      21                     $     663
 Accounts receivable                                             8,032                         9,846
 Inventories                                                     9,812                         9,061
 Prepaid expenses                                                  504                           475
 Deferred income tax                                             1,104                         1,104
                                                              ----------                    ----------
       Total current assets                                     19,473                        21,149
                                                              ----------                    ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                                              274                           274
 Buildings                                                       7,298                         7,246
 Machinery and equipment                                         7,703                         7,523
 Furniture and fixtures                                          1,117                         1,100
                                                              ----------                    ----------
                                                                16,392                        16,143
 Less-accumulated depreciation                                  (6,372)                       (5,831)
                                                              ----------                    ----------
       Net property, plant and equipment                        10,020                        10,312
OTHER ASSETS                                                       670                           751
                                                              ----------                    ----------
                                                             $  30,163                     $  32,212
                                                              ==========                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                          $     4,090                       $ 4,424
 Accrued liablilities                                            2,988                         2,605
 Current maturities of long-term debt                              849                           942
                                                              ----------                    ----------
       Total current liabilities                                 7,927                         7,971
                                                              ----------                    ----------

LONG-TERM DEBT                                                   8,261                        10,695
                                                              ----------                    ----------
STOCKHOLDERS' EQUITY:
 Common stock, $.004 par, 50,000,000 shares authorized
  6,121,250 issued and outstanding                                  24                            24
 Preferred stock, 5,000,000 shares authorized,
  no shares issued
 Additional paid-in capital                                      7,697                         7,687
 Retained earnings                                               6,254                         5,835
                                                              ----------                    ----------
       Total stockholders' equity                               13,975                        13,546
                                                              ----------                    ----------
                                                             $  30,163                     $  32,212
                                                              ==========                    ==========
- -------------------------------------------------------------------------------------------------------------------

* Unaudited

                                  AAON, Inc.
                     Consolidated Statements of Operations

- -------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended             Three Months Ended
                                                           MARCH 31, 1996 *               MARCH 31, 1995 *
                                                                       (In Thousands)
===================================================================================================================
Sales, net                                                   $ 13,438                       $ 17,846

Cost of sales                                                  11,194                         14,533
                                                              ----------                    ----------
   Gross profit                                                 2,244                          3,313

Selling, general and
  administrative expenses                                       1,311                          1,723
                                                              ----------                    ----------
   Income from operations                                         933                          1,590

Interest expense                                                  206                             82

Amortization and other expense                                     59                            124
                                                              ----------                    ----------
Income before income taxes                                        668                          1,284

Income tax provision                                              249                            432
                                                              ----------                    ----------
   Net income                                                 $   419                       $    852
                                                              ==========                    ==========
Net income per share                                          $   .07                       $    .14
                                                              ==========                    ==========




* Unaudited









- -------------------------------------------------------------------------------------------------------------------

                                  AAON, Inc.
                Consolidated Statements of Stockholders' Equity

- -------------------------------------------------------------------------------------------------------------------
                                           COMMON STOCK
                                     --------------------------    PAID IN      ACCUMULATED
                                        SHARES      AMOUNT         CAPITAL        EARNINGS          TOTAL
                                      ---------   ----------     -----------    -----------  ----------------
===================================================================================================================
BALANCE, December 31,1995        6,113,000     $ 24,000      $ 7,687,000     $ 5,835,000      $  13,546,000

ISSUE OF COMMON STOCK                8,250        - 0 -           10,000           - 0 -             10,000

NET INCOME                           - 0 -        - 0 -            - 0 -         419,000            419,000
                                -----------   ----------    -------------   -------------    ---------------

BALANCE, March 31, 1996          6,121,250     $ 24,000      $ 7,697,000     $ 6,254,000      $  13,975,000
                                ===========   ==========    =============   =============    ===============













- -------------------------------------------------------------------------------------------------------------------

                                  AAON, Inc.
                     Consolidated Statements of Cash Flows

- -------------------------------------------------------------------------------------------------------------------
                                                                 Three Months                Three Months
                                                                    Ended                       Ended
                                                                MARCH 31, 1996 *            MARCH 31, 1995 *
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $     419                    $     852

 Adjustments to reconcile net income to net
 cash provided by operating activities -
     Depreciation and amortization                                    613                          715

     Change in assets and liabilities:
      (Increase) decrease in
      accounts receivable                                           1,814                        3,964

      (Increase) decrease in inventories                             (751)                      (1,604)

      (Increase) decrease in prepaid expenses                         (29)                         (30)

       Increase (decrease) in accounts payable                       (334)                        (841)

       Increase (decrease) in accrued liabilities                     383                          295
                                                                ------------                 ------------
           Total adjustments                                        1,696                        2,499
                                                                ------------                 ------------
       Net cash provided by (used in)
         operating activities                                       2,115                        3,351
                                                                ------------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                (249)                      (1,032)

 Payments for other assets                                              9                           27
                                                                ------------                 ------------
        Net cash used in investing activities                        (240)                      (1,005)
                                                                ------------                 ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing under revolving credit agreement                         5,695                        9,700

 Payments under revolving credit agreement                         (7,974)                     (12,228)

 Increase (decrease) in long-term debt                               (248)                         178

 Cash from issue of stock                                              10                         - 0 -
                                                                ------------                 ------------
        Net cash provided by
           financing activities                                    (2,517)                       (2,350)
                                                                ------------                 ------------
NET CHANGE IN CASH                                                   (642)                           (4)

CASH, beginning of period                                             663                            26
                                                                ------------                 ------------
CASH, end of period                                             $      21                    $       22
                                                                ============                 ============
- -------------------------------------------------------------------------------------------------------------------

* Unaudited

                                   AAON, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 MARCH 31, 1996


1.  BASIS OF PRESENTATION:
    ----------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 1995, filed by AAON, Inc. with the SEC. Management believes that no adjustments to the financial statements are necessary.

2.  INVENTORIES:
    ------------
Inventories at March 31, 1996 and December 31, 1995, consist of the following:

                                              March 31,     December 31,
                                                1996            1995
                                             ----------    ------------
     Raw Materials                           $5,536,000      $5,301,000
     Work in Process                          1,623,000       1,366,000
     Finished Goods                           2,653,000       2,394,000
                                             ----------      ----------
                                             $9,812,000      $9,061,000
                                             ----------      ----------

3.   LONG-TERM DEBT:
     ---------------
Long-term debt at March 31, 1996, consists of the following:


                                               March 31         December 31
                                                 1996              1995
                                             -----------        -----------
     Three term loan agreements,
       payable in monthly principal
       payments totalling $50,000
       through January 1999, with a
       balloon payment in January 1999,
       plus interest payable monthly
       at Chase Manhattan Bank prime
       plus 0.5% (8.75% at March 31,
       1996) collateralized by machinery,
       equipment and real estate

                                             $ 2,780,000        $ 2,930,000

     Bank term loan agreement,
       payable in monthly principal
       payments of $3,333 through
       February 2000, with a balloon
       payment in March 2000, plus
       interest payable monthly at
       Bank One base rate plus 0.25%
       (8.5% at March 31, 1996)
       collateralized by
       real estate
                                             $   357,000            367,000

     $8,150,000 maximum bank line
       of credit subject to a
       borrowing base of accounts
       receivables and inventory,
       with interest at LIBOR
       plus 2.40% (7.775% at
       Mar. 31, 1996) due July 31,
       1997 collateralized by accounts
       receivables, inventory,
       intangibles and the stock of
       AAON and CP/AAON
                                             $ 5,659,000        $ 7,938,000

     Other                                   $   314,000        $   402,000
                                             -----------        -----------
                                             $ 9,110,000        $11,637,000

     Less Current Maturities                     849,000            942,000
                                             -----------        -----------

                                             $ 8,261,000        $10,695,000
                                             -----------        -----------

4.   EARNINGS PER SHARE:
     -------------------
Earnings per share have been calculated by dividing net income by the average number of common shares outstanding.

5.  FOOTNOTES INCORPORATED BY REFERENCE:
    ------------------------------------

Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1995, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note                     Description
- ----    ------------------------------------------------

 1      Company Operations and Organization
 2      Accounting Policies
 5      Income Taxes
 6      Major Customers
 7      Benefit Plans
 8      Stock Dividend and Reverse Split

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits - None.

          (b) Reports on Form 8-K. Registrant filed one report on Form 8-K (dated March 4, 1996) during the quarter ended March 31, 1996, which reported Registrant's execution of the Sixth Amendment of its Restated Revolving Credit and Term Loan Agreement.


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AAON, INC.



Dated:  April 29, 1996               By: /s/ Norman H. Asbjornson
                                        ------------------------------
                                          Norman H. Asbjornson
                                          President



Dated:  April 29, 1996               By: /s/ William A. Bowen
                                        ------------------------------
                                          William A. Bowen
                                          Vice President - Finance