Form 10-Q
period 1996-06-30
AAON INC
filed 1996-08-09
CIK 824142

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1996

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

Yes      X            No
    -----------          ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,121,699 shares of $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          On pages 3 through 8 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Results of Operations.  Net sales decreased by $8,246,000 (from
          ---------------------
$37,019,000 to $28,773,000) during the six-month period ended June 30, 1996, compared to the same period in 1995, and by $3,838,000 (from $19,173,000 to $15,335,000) during the second quarter of 1996 compared to 1995.

          Net income decreased by $790,000 (from $1,684,000, $.28 per share, to $894,000, $.15 per share) during the six-month period ended June 30, 1996, compared to the same period in 1995, and by $357,000 (from $832,000, $.14 per share, to $475,000, $.08 per share) during the second quarter of 1996 compared to 1995.

          The decreases in sales during both the first three months and six months of 1996 compared to 1995 reflect a continuation in the reduction of business with two major customers. The earnings decreases were primarily due to the lower sales volume.

          The Company has experienced an 18-month decline in business from national accounts, while achieving growth in sales from other customers. Management believes that the decline in the national accounts portion of business has bottomed out and that increases in other sales will produce a net increase in sales for the foreseeable future. Accordingly, it is expected that sales and earnings for the balance of 1996 will be greater than in the first half of the year.

          Financial Condition and Liquidity.  The increase of $2,346,000 (from
          ---------------------------------
$9,846,000 to $12,192,000) in accounts receivable during the first six months of 1996, was attributable to the increase in sales since year end. The $891,000 increase (from $4,424,000 to $5,315,000) in accounts payable resulted from the higher sales level.

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

          For information concerning the Company's long-term debt at June 30, 1996, see Note 3 to the Financial Statements appearing on pages 7 and 8 of this report. It has been orally agreed that, effective July 1, 1996, the Company's four term loans will be consolidated into its revolving credit facility, which will be increased to $12,150,000 and extended to June 30, 1998. Upon execution of the Second Restated Revolving Credit and Loan Agreement, the Company will file a Form 8-K providing additional information concerning this refinancing and copies of the new loan agreement and $12,150,000 Promissory Note.

                                  AAON, Inc.
                          Consolidated Balance Sheets


- --------------------------------------------------------------------------------
                                            JUNE 30, 1996 *    DECEMBER 31, 1995
                                                      (In Thousands)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                       $        13           $       663
  Accounts receivable                             12,192                 9,846
  Inventories                                      9,723                 9,061
  Prepaid expenses                                   553                   475
  Deferred income tax                              1,104                 1,104
                                             ------------          ------------
       Total current assets                       23,585                21,149
                                             ------------          ------------

PROPERTY, PLANT AND EQUIPMENT,
  at cost:
  Land                                               274                   274
  Buildings                                        7,298                 7,246
  Machinery and equipment                          7,933                 7,523
  Furniture and fixtures                           1,172                 1,100
                                             ------------          ------------
                                                  16,677                16,143
  Less-accumulated depreciation                   (6,924)               (5,831)
                                             ------------          ------------
       Net property, plant and equipment           9,753                10,312

OTHER ASSETS                                         598                   751
                                             ------------          ------------
                                             $    33,936           $    32,212
                                             ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $     5,315           $     4,424
  Accrued liabilities                              3,240                 2,605
  Current maturities of long-term debt               714                   942
                                             ------------          ------------
       Total current liabilities                   9,269                 7,971
                                             ------------          ------------

LONG-TERM DEBT                                    10,217                10,695
                                             ------------          ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.004 par, 50,000,000
    shares authorized, 6,122,000 and
    6,113,000 issued and outstanding
    at June 30, 1996, and December 31,
    1995, respectively                                24                    24
  Preferred stock, 5,000,000 shares
    authorized, no shares issued
  Additional paid-in capital                       7,697                 7,687
  Retained earnings                                6,729                 5,835
                                             ------------          ------------
       Total stockholders' equity                 14,450                13,546
                                             ------------          ------------
                                             $    33,936           $    32,212
                                             ============          ============
* Unaudited
- --------------------------------------------------------------------------------

                                   AAON, Inc.
                     Consolidated Statements of Operations

- ------------------------------------------------------------------------------------------------------------------------------------

                                   Three Months          Three Months           Six Months             Six Months
                                      Ended                 Ended                  Ended                 Ended
                                  JUNE 30, 1996 *       JUNE 30, 1995 *        JUNE 30, 1996 *       JUNE 30, 1995 *
                                                                   (In Thousands)
- ------------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------

Sales, net                        $    15,335           $    19,173            $    28,773           $    37,019

Cost of sales                          12,657                15,966                 23,851                30,499
                                  ------------          ------------           ------------          ------------
        Gross profit                    2,678                 3,207                  4,922                 6,520

Selling, general and
  administrative expenses               1,602                 1,619                  2,913                 3,342
                                  ------------          ------------           ------------          ------------

        Income from operations          1,076                 1,588                  2,009                 3,178

Interest expense                          214                   199                    420                   381

Amortization and other
  expense                                 105                   138                    164                   262
                                  ------------          ------------           ------------          ------------

Income before income taxes                757                 1,251                  1,425                 2,535

Income tax provision                      282                   419                    531                   851
                                  ------------          ------------           ------------          ------------
        Net income                $       475           $       832            $       894           $     1,684
                                  ============          ============           ============          ============
Net income per share*             $       .08           $       .14            $       .15           $       .28
                                  ============          ============           ============          ============

* Unaudited
- --------------------------------------------------------------------------------

                                   AAON, Inc.
                Consolidated Statements of Stockholders' Equity

- ------------------------------------------------------------------------------------------------------------------------------------

                                             COMMON STOCK                 PAID IN        ACCUMULATED
                                  -----------------------------
                                     SHARES            AMOUNT             CAPITAL          EARNINGS           TOTAL
                                  ------------      -----------        ------------      ------------      ------------
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 3l, 1995          6,113,000       $   24,000        $  7,687,000      $  5,835,000      $ 13,546,000

ISSUE OF COMMON STOCK*                  9,000            - 0 -              10,000             - 0 -            10,000

NET INCOME*                             - 0 -            - 0 -               - 0 -           894,000           894,000
                                  -----------       ----------        ------------      ------------      ------------

BALANCE, JUNE 30, 1996*             6,122,000       $   24,000        $  7,697,000      $  6,729,000      $ 14,450,000
                                  ===========       ==========        ============      ============      ============

* Unaudited

- --------------------------------------------------------------------------------

                                   AAON, Inc.
                      Consolidated Statements of Cash Flow

- ------------------------------------------------------------------------------------------------------------------------------------

                                              Six Months              Six Months            Three Months          Three Months
                                                Ended                   Ended                  Ended                 Ended
                                             JUNE 30, 1996*          JUNE 30, 1995*         JUNE 30, 1996*        JUNE 30, 1995*
                                                                        (In Thousands)
- ------------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $    894                $  1,684               $    475               $    832

  Adjustments to reconcile net
  income to net cash provided
  by operating activities-
    Depreciation and amortization               1,236                   1,372                    623                    657

    Change in assets and liabilities:
      (Increase) decrease in
      accounts receivable                      (2,346)                  2,335                 (4,160)                (1,629)

      (Increase) decrease in
      inventories                                (662)                  1,278                     89                  2,883

      (Increase) decrease in
      prepaid expenses                            (78)                    111                    (49)                   141

      Increase (decrease) in
      accounts payable                            891                  (2,165)                 1,225                 (1,325)

      Increase (decrease) in
      accrued liabilities                         635                    (388)                   252                   (684)
                                             ---------               ---------              ---------              ---------
        Total adjustments                        (324)                  2,543                 (2,020)                    43
                                             ---------               ---------              ---------              ---------
      Net cash provided by
        (used in) operating activities            570                   4,227                 (1,545)                   875
                                             ---------               ---------              ---------              ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (534)                 (2,765)                  (285)                (1,732)

  Payments for other assets                        10                      38                      1                     11
                                             ---------               ---------              ---------              ---------
      Net cash used in
        investing activities                     (524)                 (2,727)                  (284)                (1,721)
                                             ---------               ---------              ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under revolving
    credit agreement                           15,236                  22,033                  9,541                 12,333

  Payments under revolving
    credit agreement                          (15,444)                (23,463)                (7,470)               (11,235)

  Payments on long-term debt                     (498)                    (69)                  (250)                  (247)

  Cash from issue of stock                         10                       2                      0                      2
                                             ---------               ---------              ---------              ---------
      Net cash provided by
        (used in) financing activities           (696)                 (1,497)                 1,821                    853
                                             ---------               ---------              ---------              ---------
NET CHANGE IN CASH                               (650)                      3                     (8)                     7

CASH, beginning of period                         663                      26                     21                     22
                                             ---------               ---------              ---------              ---------
CASH, end of period                          $     13                $     29               $     13               $     29
                                             =========               =========              =========              =========

* Unaudited
- --------------------------------------------------------------------------------

                                  AAON, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1996

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

2.  INVENTORIES:
    ------------
Inventories at June 30, 1996 (unaudited), and December 31, 1995, consist of the following:


                                       June 30,                December 31,
                                         1996                      1995
                                     ------------             --------------
     Raw Materials                    $5,923,000               $5,301,000
     Work in Process                   1,539,000                1,366,000
     Finished Goods                    2,261,000                2,394,000
                                     ------------             --------------
                                      $9,723,000               $9,061,000
                                     ------------             --------------

3.  LONG-TERM DEBT:
    ---------------
Long-term debt at June 30, 1996 (unaudited), and December 31, 1995, consists of the following:


                                       June 30,                December 31,
                                         1996                      1995
                                     ------------             --------------
     Three term loan agreements,
       payable in monthly principal
       payments totalling $50,000
       through January 1999, with a
       balloon payment in January 1999,
       plus interest payable monthly
       at Chase Manhattan Bank prime
       plus 0.5% (8.75% at June 30,
       1996) collateralized by machinerey,
       equipment and real estate
                                      $ 2,630,000              $2,930,000


     Bank term loan agreement,
       payable in monthly principal
       payments of $3,333 through
       February 2000, with a balloon
       payment in March 2000, plus
       interest payable monthly at
       Bank One base rate plus 0.25%
       (8.5% at June 30, 1996)
       collateralized by
       real estate
                                     $  347,000               $   367,000

     $8,150,000 maximum bank line
       of credit subject to a
       borrowing base of accounts
       receivables and inventory,
       with interest at LIBOR
       plus 2.40% (7.90% at
       June 30, 1996) due July 31,
       1997 collateralized by accounts
       receivables, inventory,
       intangibles and the stock of
       AAON and CP/AAON
                                    $ 7,730,000               $ 7,938,000
     Other                          $   224,000               $   402,000
                                    -----------               -----------
                                    $10,931,000               $11,637,000

     Less Current Maturities            714,000                   942,000
                                    -----------               -----------
                                    $10,217,000               $10,695,000

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

5.   FOOTNOTES INCORPORATED BY REFERENCE:
     ------------------------------------
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1995, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:


Note                             Description
- ----          --------------------------------------------------------
 1            Company Operations and Organization
 2            Accounting Policies
 5            Income Taxes
 6            Major Customers
 7            Benefit Plans
 8            Stock Dividend and Reverse Split

                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          At the Annual Meeting of Stockholders of Registrant held on May 14, 1996, all directors, Norman H. Asbjornson, William A. Bowen, John B. Johnson, Jr., Joseph M. Klein, Richard E. Minshall, Anthony Pantaleoni and Charles C. Stephenson, Jr., were reelected by the following votes: Mr. Asbjornson, 5,318,298 shares For, 60,575 shares Against; Mr. Bowen, 5,318,068 shares For, 60,805 shares Against; Mr. Johnson, 5,319,094 shares For, 59,779 shares Against; Mr. Klein, 5,316,493 shares For, 62,380 shares Against; Mr. Minshall, 5,318,038 shares For, 60,835 shares Against; Mr. Pantaleoni, 5,307,038 shares For, 71,835 shares Against; and Mr. Stephenson, 5,317,538 shares For, 61,335 shares Against.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b) Reports on Form 8-K. Registrant did not file any report on Form 8-K during the quarter ended June 30, 1996.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AAON, INC.



Dated:  August 1, 1996        By:    /s/ Norman H. Asbjornson
                                   --------------------------
                                    Norman H. Asbjornson
                                    President



Dated:  August 1, 1996        By:    /s/ William A. Bowen
                                   ----------------------
                                    William A. Bowen
                                    Vice President - Finance