Form 10-Q
period 1996-09-30
AAON INC
filed 1996-11-01
CIK 824142

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

              Commission file number:  33-183336-LA


                           AAON, INC.
     (Exact name of registrant as specified in its charter)


Nevada                                          87-0448736
(State or other jurisdiction                    (IRS Employer
of incorporation)                               Identification No.)


             2425 South Yukon, Tulsa, Oklahoma 74107
            (Address of principal executive offices)
                           (Zip Code)

                         (918) 583-2266
      (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X               No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.  6,128,574 shares of $.004 par value Common Stock.



                    PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

          On pages 3 through 8 of this report.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           RESULTS OF OPERATIONS.   Net  sales  decreased   by
$6,680,000  (from  $52,626,000 to $45,946,000) during  the  nine-
month period ended September 30, 1996, compared to the same period in 1995, but increased by $1,566,000 (from $15,607,000 to $17,173,000) during the third quarter of 1996 compared to 1995.

          Net income decreased by $526,000 (from $1,942,000, $.32 per share, to $1,416,000, $.23 per share) during the nine-month period ended September 30, 1996, compared to the same period in 1995, but increased by $264,000 (from $258,000, $.04 per share, to  $522,000,  $.09 per share) during the third quarter  of  1996 compared to 1995.

           The decline in sales during the first six months of 1996 compared to 1995 reflected a continuation of reduction of business with two major customers, which appears to have bottomed out. This change, together with an increase in sales to other customers, allowed the Company to experience greater sales in the third quarter of 1996. The increase in earnings in the third quarter was attributable to the higher sales and improved margins. Management expects earnings in the fourth quarter of the year to be much stronger than in the fourth quarter of 1995.

          During the course of 1996, the Company has moved from a majority of its business being with national accounts to a preponderance of business with other customers. This trend should continue unless pending sizeable potential business with national accounts were to materialize.

           FINANCIAL CONDITION AND LIQUIDITY. The increase of $5,173,000 (from $9,846,000 to $15,019,000) in accounts receivable during the first nine months of 1996, was attributable to both the increase in sales since year end and slower collections. The $5,053,000 increase (from $4,424,000 to $9,477,000) in accounts payable resulted from higher third quarter sales, purchases for anticipated fourth quarter sales and, to a lesser extent, a stretch out of payments to creditors. The $1,573,000 increase (from $2,605,000 to $4,178,000) in accrued liabilities was attributable to building adequate reserves commensurate with third quarter results and projected annual requirements.

            Due   to   earnings  and  greatly   reduced   capital
expenditures during the first nine months of 1996, the Company has reduced long-term debt by approximately $3 million since
December 31, 1995.

           The capital needs of the Company are met primarily by its bank revolving credit facility. Management believes this bank debt (or comparable financing), term loans and projected profits from operations will provide the necessary liquidity and capital resources to the Company for at least the next five years. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary and its relationship with its existing bank lender.

          For information concerning the Company's long-term debt at September 30, 1996, see Note 3 to the Financial Statements appearing on pages 7 and 8 of this report.



                              AAON, Inc.
                   Consolidated Balance Sheets

                                           SEPT 30,      DEC 31,
                                             1996 *         1995
                                               (In Thousands)
ASSETS

CURRENT ASSETS:
  Cash                                  $        25  $       663
  Accounts receivable                        15,019        9,846
  Inventories                                 9,479        9,061
  Prepaid expenses                              796          475
  Deferred income tax                         1,104        1,104
                                           --------     --------
   Total current assets                      26,423       21,149
                                           --------     --------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                          274          274
  Buildings                                   7,274        7,246
  Machinery and equipment                     8,111        7,523
  Furniture and fixtures                      1,366        1,100
                                           --------     --------
                                             17,025       16,143
  Less-accumulated depreciation             <7,473>      <5,831>
                                           --------     --------
   Net property, plant and equipment          9,552       10,312

OTHER ASSETS                                    526          751
                                           --------     --------
                                        $    36,501  $    32,212
                                           ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $     9,477  $     4,424
  Accrued liabilities                         4,178        2,605
  Current maturities of long-term debt          172          942
                                           --------     --------
   Total current liabilities                 13,827        7,971
                                           --------     --------
LONG TERM DEBT                                7,702       10,695
                                           --------     --------
STOCKHOLDERS' EQUITY:
  Common stock, $.004 par, 50,000,000
shares authorized, 6,122,000 and
6,113,000 issued and outstanding at
June 30, 1996, and December 31, 1995,
respectively                                     24           24
  Preferred stock, 5,000,000 shares
authorized, no shares issued
Additional paid-in capital                    7,697        7,687
Retained earnings                             7,251        5,835
                                           --------     --------
   Total stockholders' equity                14,972       13,546
                                           --------     --------
                                        $    36,501  $    32,212
                                           ========     ========
* Unaudited





                                 AAON, Inc.
                   Consolidated Statements of Operations

                                   Three     Three      Nine      Nine
                                  Months    Months    Months    Months
                                   Ended     Ended     Ended     Ended
                                Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                   1996*     1995*     1996*     1995*
                                             (In Thousands)

Sales, net                      $ 17,173  $ 15,607  $ 45,946  $ 52,626

Cost of sales                     14,178    13,202    38,029    43,701
                                --------  --------  --------  --------
  Gross profit                     2,995     2,405     7,917     8,925

Selling, general and
 administrative expenses           1,796     1,633     4,709     4,975
                                --------  --------  --------  --------
  Income from operations           1,199       772     3,208     3,950

Interest expense                     218       199       638       580

Amortization and other expense       122       105       286       367
                                --------  --------  --------  --------
Income before income taxes           859       468     2,284     3,003

Income tax provision                 337       210       868     1,061
                                --------  --------  --------  --------
  Net income                    $    522  $    258  $  1,416  $  1,942
                                ========  ========  ========  ========
Net income per share*           $    .09  $    .04  $    .23  $    .32
                                ========  ========  ========  ========
* Unaudited

                                 AAON, Inc.
               Consolidated Statements of Stockholders' Equity


                                     COMMON STOCK           PAID IN  ACCUMULATED
                                   SHARES       AMOUNT      CAPITAL     EARNINGS        TOTAL
                               ----------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 1995      6,113,000  $    24,000  $ 7,687,000  $ 5,835,000  $13,546,000

ISSUE OF COMMON STOCK*              9,000          -0-       10,000          -0-       10,000

NET INCOME*                           -0-          -0-          -0-    1,416,000    1,416,000

                              -----------  -----------  -----------  -----------  -----------
BALANCE, September 30, 1996*    6,122,000  $    24,000  $ 7,697,000  $ 7,251,000  $14,972,000
                              ===========  ===========  ===========  ===========  ===========

* Unaudited


                                   AAON, Inc.
                      Consolidated Statements of Cash Flow
                                                   Nine      Nine     Three     Three
                                                  Months    Months    Months    Months
                                                   Ended     Ended     Ended     Ended
                                                Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                                   1996*     1995*     1996*     1995*
                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 1,416   $ 1,942   $   522   $   258

Adjustments to reconcile net income
to net cash provided by operating
activities-

  Depreciation and amortization                    1,857     2,026       621       654

  Change in assets and liabilities:
    <Increase> decrease in
    accounts receivable                          <5,174>     1,371   <2,828>     <964>

    <Increase> decrease in inventories             <418>       262       244   <1,016>

    <Increase> decrease in prepaid expenses        <321>       426     <243>       315

    Increase <decrease> in accounts payable        5,053   <1,309>     4,162       856

    Increase <decrease> in accrued liabilities     1,573   <1,019>       938     <631>
                                                 -------   -------   -------   -------
      Total adjustments                            2,570     1,757     2,894     <786>
                                                 -------   -------   -------   -------
    Net cash provided by <used in>
      operating activities                         3,986     3,699     3,416     <528>
                                                 -------   -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                            <882>   <3,918>     <348>   <1,153>

   Payments for other assets                          11        49         1        11
                                                 -------   -------   -------   -------
      Net cash used in investing activities        <871>   <3,869>     <347>   <1,142>
                                                 -------   -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under revolving credit agreement     24,676    32,494     9,440    10,461

   Payments under revolving credit agreement    <25,209>  <32,023>   <9,765>   <8,560>

   Payments on long-term debt                    <3,230>     <313>   <2,732>     <244>

   Cash from issue of stock                           10        13         0        11
                                                 -------   -------   -------   -------
      Net cash provided by <used in>
        financing activities                     <3,753>       171   <3,057>     1,668
                                                 -------   -------   -------   -------
NET CHANGE IN CASH                                 <638>         1        12       <2>

CASH, beginning of period                            663        26        13        29
                                                 -------   -------   -------   -------
CASH, end of period                              $    25   $    27   $    25   $    27
                                                 =======   =======   =======   =======


* Unaudited

AAON, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 1996

1.   BASIS OF PRESENTATION:
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 1995, filed by AAON, Inc. with the SEC. Management believes that no adjustments to the financial statements are necessary.

2.   INVENTORIES:
Inventories at September 30, 1996 (unaudited), and December 31,
1995, consist of the following:

                                Sept. 30,      December 31,
                                1996           1995
                                ------------   ------------
       Raw Materials            $ 5,500,000    $ 5,301,000
       Work in Process            1,750,000      1,366,000
       Finished Goods             2,229,000      2,394,000
                                ------------   ------------
                                $ 9,479,000    $ 9,061,000
                                ------------   ------------


3.   LONG-TERM DEBT:
Long-term debt at September 30, 1996 (unaudited), and December
31, 1995, consists of the following:

                                Sept. 30       December 31
                                1996           1995
                                -----------    ------------
Three term loan agreements,
  payable in monthly principal
  payments totaling $50,000
  through January 1999, with a
  balloon payment in January 1999,
  plus interest payable monthly
  at Chase Manhattan Bank prime
  plus 0.5% collateralized by
  machinery, equipment and
  real estate

                                $    -0-       $ 2,930,000

Bank term loan agreement,
  payable in monthly principal
  payments of $3,333 through
  February 2000, with a balloon
  payment in March 2000, plus
  interest payable monthly at
  Bank One base rate plus 0.25%
  (8.5% at Sept. 30, 1996)
  collateralized by
  real estate

                                $   337,000    $   367,000


$12,150,000 maximum bank line
  of credit with interest at
  LIBOR plus 1.85% (7.2875%
  at Sept. 30, 1996) due
  June 30, 1998 collateralized
  by accounts receivables,
  inventory, and intangibles
  of AAON and CP/AAON

                                $ 7,405,000    $ 7,938,000

Other                           $   132,000    $   402,000
                                ------------   ------------
                                $ 7,874,000    $11,637,000
Less Current Maturities             172,000        942,000
                                ------------   ------------
                                $ 7,702,000    $10,695,000
                                ------------   ------------

4.   EARNINGS PER SHARE:
Earnings per share have been calculated by dividing net income by the average number of common shares outstanding.

5.   FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1995, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note        Description
----        ----------------------------------------------
 1                              Operations and Organization
 2                              Accounting Policies
 5                              Income Taxes
 6                              Major Customers
 7                              Benefit Plans
 8                              Stock Dividend and Reverse Split





                         PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibit 27 - Financial Data Schedule

           (b) Reports on Form 8-K. Registrant filed one report on Form 8-K during the quarter ended September 30, 1996. It was dated September 11, 1996, and reported Registrant's execution on that date of the Second Restated Revolving Credit Loan Agreement.



                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                                   AAON, INC.



Dated:  October 28, 1996      By:   /s/ Norman H. Asbjornson
                                        Norman H. Asbjornson
                                        President



Dated:  October 28, 1996      By:   /s/ William A. Bowen
                                        William A. Bowen
                                        Vice President-Finance