Form 10-K
period 1996-12-31
AAON INC
filed 1997-03-18
CIK 824142

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

              Commission file number:  33-18336-LA


                           AAON, INC.
                      --------------------
     (Exact name of Registrant as specified in its charter)

            Nevada                              87-0448736
           --------                            ------------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)          Identification No.)

            2425 South Yukon, Tulsa, Oklahoma  74107
        ------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code:
                         (918) 583-2266


   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.004
                 ------------------------------
                        (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   ___X___   No ______
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

The aggregate market value of Registrant's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 1, 1997, was approximately $30,296,000. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 1, 1997, Registrant had outstanding a total of 6,128,574 shares of its $.004 par value Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held
May 29, 1997, are incorporated into Part III.

<PAGE 2>
                        TABLE OF CONTENTS

                                                          Page
Item Number and Caption                                  Number

PART I

 1.   Business.                                              1

 2.   Properties.                                            4

 3.   Legal Proceedings.                                     5

 4.   Submission of Matters to a Vote of Security Holders.   5

PART II

 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters.                      6

 6.   Selected Financial Data.                               7

 7.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations. 8

 8.   Financial Statements and Supplementary Data.           9

 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.           9

PART III

 10.  Directors and Executive Officers of Registrant.       10

 11.  Executive Compensation.                               10

 12.  Security Ownership of Certain Beneficial
           Owners and Management.                           10

 13.  Certain Relationships and Related Transactions.       10

PART IV

 14.  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K.                         11

<PAGE 3>
                             PART I
Item 1.   Business.

General Development of Business

AAON, Inc., a Nevada corporation ("AAON-Nevada" or, including its subsidiaries, the "Company"), was incorporated on August 18, 1987.

AAON, Inc., an Oklahoma corporation ("AAON-Oklahoma"), was incorporated on August 15, 1988, for the purpose of acquiring the assets, subject to certain liabilities, of the Heating, Ventilation and Air-Conditioning ("HVAC") Division of John Zink Company in Tulsa, Oklahoma. On June 16, 1989, pursuant to a Conversion/Exchange Agreement, AAON-Oklahoma became a wholly-owned subsidiary of AAON-Nevada.

AAON-Oklahoma is engaged in the manufacture and sale of commercial rooftop air-conditioners and heating equipment.

On December 30, 1991, CP/AAON, Inc. ("CP/AAON"), a Texas corporation organized as a wholly-owned subsidiary of AAON-Nevada for such purpose, purchased most of the assets of Coils Plus, Inc., of Longview, Texas, which manufactures coils used in the products of AAON-Oklahoma.

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

The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6-18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, the Company emphasizes the replacement market.

Based on its 1996 level of sales, approximately $63 million, the Company has a 7% share of the rooftop market and a 2% share of the coil market. Approximately 65% of the Company's sales now come from new construction and 35% from renovation/replacements. The percentage of sales (for new construction vs. replacement) to particular customers is related to their stage of development, e.g., Target, 80% new construction and 20% replacement.

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

<PAGE 4>
The Company now has four groups of rooftop products: its RH Series, which is offered in 18 cooling sizes ranging from 3 to 60 tons; its RF Series, which is offered in nine cooling sizes ranging from 40 to 130 tons; its RG Series, which is a heat pump variation of the RH Series; and its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in nine sizes ranging from 4 to 50 tons.

AAON-Oklahoma's engineers have developed a heat recovery wheel for its RH, RF and RG units. The product responds to requirements of the U.S. Clean Air Act which mandate increased fresh air in commercial structures. This product, which is marketed under the name AAONAIRE(registered trademark), increases the capacity of AAON HVAC units by up to 50% with no additional energy cost. The Company has been granted patent pending status on this unique product. This enhancement was introduced in January 1995.
The energy savings and comfort improvement afforded by the heat recovery wheel have been proven by numerous installations during the past year, but sales to date, while increasing, account for a minor part of revenues.

AAON-Oklahoma's products are designed to compete on the high side of standardized, packaged rooftop products. Accordingly, its prices range from $300 and $550 per ton of cooling, which is approximately 5%, on average, higher than other standardized products. Performance characteristics of these products range in cooling capacity from 32,900-1,563,469 BTU's and in heating capacity from 65,000-1,680,000 BTU's. All of the Company's rooftop products meet the Department of Energy's efficiency standards, which are designed to set the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which would involve multiple units.
Major Customer

The Company's largest customer last year was Target Stores, Inc.
Sales to Target were 14% of total sales in 1996 compared to 17% in 1995. The Company has no written contract with Target.

The loss of Target as a customer would have a material adverse effect on the Company. However, with the Company's emphasis on marketing to other customers, management believes that the extent of its dependence on sales to Target will diminish over a period of time.

In order to diversify its customer base, the Company has added to and/or upgraded its sales representation in various markets.

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

<PAGE 5>
Further, the Company attempts to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to a year.

Distribution

The Company utilizes a direct sales staff of 12 individuals and approximately 76 independent manufacturer representatives' organizations to market its products in the United States. The Company also has one international sales representative and utilizes six distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from the Company's Tulsa and Longview plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

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

Backlog

The Company had a current backlog as of March 1, 1997, of $14,772,000, compared to $10,478,000 at March 1, 1996. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by July 1, 1997; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. The Company regularly reviews its working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Its greatest needs arise during the months of July-November, the peak season for inventory (primarily purchased material) and accounts receivable. The Company's working capital requirements are generally met through a bank revolving credit facility, which currently permits allowable borrowings up to $12,150,000. The Company believes that it will have sufficient bank credit available to meet its working capital needs through 1997 and beyond.

Seasonality

Sales of the Company's products are moderately seasonal with the peak period being July-November of each year.

<PAGE 6>
Competition

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

Employees

As of March 1, 1997, the Company had 556 employees and 157 temporaries, none of whom are represented by unions. Management considers its relations with its employees to be good.

Patents, Trademarks, Licenses and Concessions

The Company does not consider any patents, trademarks, licenses or concessions held by it to be material to its business operations, other than possibly the patent pending on the heat recovery wheel option known as AAONAIRE(registered trademark) discussed under "Products and Markets".

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

Item 2.   Properties.

The plant and office building of AAON-Oklahoma is of sheet metal construction, containing 337,000 square feet (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space), located on a 12-acre tract of land at 2425 South Yukon, Tulsa, Oklahoma. The manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $4.5 million per month in 1996, which is 27% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company. The office space is believed to be adequate for the foreseeable future.

The operations of CP/AAON are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 138,000 square feet on 14 acres. The manufacturing area (approximately 131,000 square feet) is located in two 120-foot wide sheet metal buildings connected by an adjoining structure and a 28,000 square foot building adjacent thereto. The facility is built for light industrial manufacturing.
Bank borrowings of the Company, totalling $6,609,000 at March 1, 1997, are secured, in part, by its Longview buildings.

<PAGE 7>
Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of its knowledge, has been threatened against the Company.


Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 1996, through December 31, 1996.

<PAGE 8>
                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of sales prices for the Company's Common Stock during the last two years, as reported by the National Association of Securities Dealers, Inc., was as follows:


          Quarter Ended                 High Bid       Low Bid
          -------------                 --------       -------
          March 31, 1995                $   15.00      $   10.50
          June 30, 1995                 $   11.75      $    6.75
          September 30, 1995            $    7.75      $    6.50
          December 30, 1995             $    7.00      $    4.50

          March 31, 1996                $    6.375     $    4.50
          June 30, 1996                 $    6.00      $    4.375
          September 30, 1996            $    6.375     $    4.25
          December 31, 1996             $    6.00      $    4.625

On March 1, 1997, there were 225 holders of record, and 2,173 beneficial owners, of the Company's Common Stock.

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

<PAGE 9>
Item 6.   Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included elsewhere in this report.

                                  Years ended December 31,
   Results of          1996       1995      1994     1993      1992
   Operations:
                     (In thousands, except earnings per share)

   Net sales         $62,845    $67,346   $79,542  $45,394   $37,026

   Net income        $ 2,075    $ 2,069   $ 5,101  $ 2,665   $ 1,593

   Earnings per      $   .34    $   .34   $   .81  $   .44   $   .26
   share (1)

                                         December 31,
   Balance Sheet       1996       1995      1994     1993      1992
   Data:                               (In thousands)

   Total assets      $35,569    $32,212   $32,562  $24,083   $15,705

   Long-term debt    $ 8,976    $10,695   $10,648  $11,008   $ 4,087

   Stockholders'     $15,640    $13,546   $11,461  $ 6,350   $ 3,685
   equity


(1) Earnings per share for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are based on 6,118,697, 6,104,666,
     6,301,088 and 6,091,392 and 6,091,392 common shares and
     common share equivalents, respectively. Common share equivalents represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Common share equivalents had no material effect on the computation in 1996, 1995, 1993 or 1992.

<PAGE 10>
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Set forth below is income statement information with respect to the Company for years 1996, 1995 and 1994:
                                     Years ended December 31,
                                    1996       1995        1994
                                  ------     ------      ------
                                        (In thousands)
Net sales                        $62,845    $67,346      $79,542
Cost of sales                     51,797     56,528       61,664
                                  ------     ------       ------
   Gross profit                   11,048     10,818       17,878
Selling, general and               6,112      6,318        7,921
  administrative expenses
                                  ------     ------       ------
   Income from operations          4,936      4,500        9,957
Interest expense                     838        815          806
Other expense                        707        452          445
                                  ------     ------       ------
   Income before income taxes      3,391      3,233        8,706
Income tax provision               1,316      1,164        3,605
                                  ------     ------       ------
   Net income                     $2,075     $2,069       $5,101
                                  ======     ======       ======

Results of Operations

Net sales decreased by approximately 7% in 1996 as compared to 1995, and 1995 sales were 15% less than in 1994. The reductions in sales in 1996 and 1995 were primarily attributable to a drop in sales to two of the Company's largest customers. The outlook for 1997 is for increased sales to its entire customer base.

Gross profit increased in 1996 to 17.6% compared to 16.1% in 1995, but was less than the 22.5% margin in 1994. The 1.5% increase in margin in 1996 compared to 1995 resulted primarily from higher selling prices, whereas the lower margin in 1995 compared to 1994 mainly reflected substantial increases in copper and aluminum prices. The Company expects to realize a continuation of modest increases in gross profit in 1997.

While SG&A expenses decreased slightly in 1996 compared to 1995, such expenses were considerably higher in 1994 primarily because of the greater volume of business, i.e., warranty and selling costs.

Interest expense has remained at approximately the same level for three years, despite substantial capital expenditures in 1995 and the significant increase in sales in 1994. Profits in years 1994-1996 also helped to contain borrowings, as did effective control of inventories.

Income before income taxes were comparable the last two years, whereas such income in 1995 decreased 63% compared to 1994 primarily due to cost increases exceeding selling price increases.

Financial Condition and Liquidity

The $3.7 million increase in accounts receivable at December 31, 1996, compared to year end 1995, was primarily attributable to slower collections and, to a lesser extent, to increased sales in the fourth quarter of 1996. Accounts receivable in 1995 were comparable to 1994 as a percentage of sales. Inventories at December 31, 1996 and 1995 were at approximately the same level, but were higher at year end 1994 due to greater sales.

<PAGE 11>
Property, Plant and Equipment at December 31, 1996 and 1995 were approximately the same amount, with depreciation being only slightly more than additions during 1996. There was a $2 million increase in PP&E in 1995, net of depreciation, which was attributable to major expansions of the Company's Tulsa and Longview, Texas, manufacturing facilities. All capital expenditures in 1995 were financed out of that year's cash flow and a minor amount of borrowings under the Company's revolving credit bank loan, except for the Longview land and improvements purchases which were financed by a bank term loan.

The size of accounts payable at December 31, 1996 and 1995 primarily reflect the inventories and sales volumes in each of those years and the timing of payments to creditors.

Also, accrued liabilities at year-end 1996 and 1995 reflect the amount of reserves (warranty and commissions) related to sales and the timing of estimated income tax payments.

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

The Company's revolving credit line (which currently extends to June 30, 1998) provides for maximum borrowings of $12,150,000. Interest on this line is payable monthly at the Wall Street Journal prime rate or LIBOR plus 1.85%, at the election of the Company. This loan is collateralized by the accounts receivable, inventory and general intangibles of the Company's two operating subsidiaries.

Forward-Looking Statements

The outlook/expectation for increases in sales and gross profit in 1997 expressed under Results of Operations above constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company believes that these forecasts are based on reasonable assumptions. No assurances, however, can be given that these goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in material prices, (2) the effects of fluctuations in the commercial/industrial new construction market, and (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year.


Item 8.   Financial Statements and Supplementary Data.

The financial statements and supplementary data are included at page 14.


Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

<PAGE 12>
                            PART III

Item 10.  Directors and Executive Officers of Registrant.

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.


Item 11.  Executive Compensation.

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

<PAGE 13>
                             PART IV


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
             See Index to Consolidated Financial
             Statements on page 13.

               2.   Exhibits:

                  (3)  (A)   Articles of Incorporation (I)
                       (A-1) Article Amendments (ii)
                       (B)   Bylaws (i)
                       (B-1) Amendment of Bylaws (iii)

                  (4)  (A)   Restated Revolving Credit and
                             Term Loan Agreement ("Loan Agreement")
                             and related documents (iii)
                       (A-1) Latest amendment of Loan Agreement (iv)

                  (10)       AAON, Inc. 1992 Stock Option Plan,
                             as amended (v)

                  (21)       List of Subsidiaries (v)

                  (27)       Financial Data Schedule

                            ---------------

          (i) Incorporated herein by reference to the exhibits to the Company's Form S-18 Registration Statement
               No. 33-18336-LA.

          (ii) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and to the Company's Forms 8-K dated March 21, 1994, and March 6, 1997.

          (iii)Incorporated herein by reference to the Company's
               Form 8-K dated June 22, 1992, or exhibits thereto.

          (iv) Incorporated herein by reference to exhibit to the Company's Form 8-K dated September 11, 1996.

          (v) Incorporated herein by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to the Company's Form S-8 Registration Statement No. 33-78520, as amended.

     (b) The Company did not file any reports on Form 8-K during the period from October 1, 1996, to December 31, 1996.

<PAGE 14>
                           SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AAON, INC.

Dated:  March 10, 1997            By:  /s/ Norman H. Asbjornson
                                       -------------------------
                                       Norman H. Asbjornson,
President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 10, 1997                 /s/ Norman H. Asbjornson
                                       -------------------------
                                       Norman H. Asbjornson
                                       President and Director
                                       (principal executive officer)

Dated:  March 10, 1997                 /s/ William A. Bowen
                                       -------------------------
                                       William A. Bowen
                                       Vice President-Finance and Director
                                       (principal financial officer
                                       and principal accounting officer)

Dated:  March 10, 1997                 /s/ John B. Johnson, Jr.
                                       -------------------------
                                       John B. Johnson, Jr.
                                       Director

Dated:  March 10, 1997                 /s/ Richard E. Minshall
                                       -------------------------
                                       Richard E. Minshall
                                       Director

<PAGE 15>
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Page

Report of Independent Public Accountants                     14

Consolidated Balance Sheets                                  15

Consolidated Statements of Operations                        16

Consolidated Statements of Stockholders' Equity              17

Consolidated Statements of Cash Flows                        18

Notes to Consolidated Financial Statements                   19

<PAGE 16>
            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of AAON, Inc.:


We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Tulsa, Oklahoma
   February 7, 1997

<PAGE 17>
                           AAON, INC.

                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)


                                                      DECEMBER 31,
                    ASSETS
                                                    1996       1995
                                                  ------     ------
CURRENT ASSETS:
Cash                                            $    138   $    663
Accounts receivable, net (Notes 2 and 4)          13,539      9,846
Inventories, net (Notes 2 and 4)                   9,140      9,061
Prepaid expenses and other                           160        475
Deferred income taxes (Note 5)                     1,604      1,104
                                                 -------    -------
     Total current assets                         24,581     21,149

PROPERTY, PLANT AND EQUIPMENT, net (Notes 2       10,133     10,312
                                    and 4)

OTHER ASSETS, net (Note 2)                           855        751
                                                 -------    -------
     Total assets                               $ 35,569   $ 32,212
                                                 =======    =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                  $6,097     $4,424
Accrued liabilities (Note 2)                       4,765      2,605
Current maturities of long-term debt (Note 4)         91        942
                                                 -------    -------
     Total current liabilities                    10,953      7,971
                                                 -------    -------
LONG-TERM DEBT (Note 4)                            8,976     10,695
                                                 -------    -------
STOCKHOLDERS' EQUITY, per accompanying
statements:
Preferred stock, $.001 par value, 5,000,000
shares authorized, no shares issued
                                                       -          -
Common stock, $.004 par value, 50,000,000
shares authorized, 6,128,574 and 6,113,449
issued at December 31, 1996 and 1995,
respectively
                                                      25         24
Additional paid-in capital                         7,705      7,687
Retained earnings                                  7,910      5,835
                                                 -------    -------
 Total stockholders' equity                       15,640     13,546
                                                 -------    -------
 Total liabilities and stockholders' equity      $35,569    $32,212
                                                 =======    =======

             The accompanying notes are an integral
                  part of these balance sheets.


<PAGE 18>
                          AAON, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)



                                     FOR THE YEARS ENDED DECEMBER 31,

                                        1996        1995       1994
                                      ------      ------     ------
NET SALES (Note 6)                 $  62,845   $  67,346  $  79,542

COST OF SALES                         51,797      56,528     61,664
                                     -------     -------    -------
     GROSS PROFIT                     11,048      10,818     17,878

SELLING, GENERAL AND                   6,413       6,318      7,921
ADMINISTRATIVE EXPENSES
                                     -------     -------    -------
      INCOME FROM OPERATIONS           4,635       4,500      9,957

INTEREST EXPENSE                         838         815        806

OTHER EXPENSE                            406         452        445
                                     -------     -------    -------
      INCOME BEFORE INCOME TAXES       3,391       3,233      8,706

INCOME TAX PROVISION (Note 5)          1,316       1,164      3,605
                                     -------     -------    -------
      NET INCOME                    $  2,075    $  2,069   $  5,101
                                     =======     =======    =======
EARNINGS PER SHARE                    $  .34      $  .34     $  .81
                                     =======     =======    =======
WEIGHTED AVERAGE SHARES                6,119       6,105      6,301
OUTSTANDING                          =======     =======    =======

             The accompanying notes are an integral
                    part of these statements.


<PAGE 19>
                           AAON, INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands)


                            Common Stock   Paid-in      Retained
                            Shares Amount  Capital  Earnings    Total
                            ------ ------  -------  --------   ------
BALANCE, JANUARY 1, 1994     5,538  $  22    $  84   $ 5,344  $ 6,350

NET INCOME                       -      -        -     5,101    5,101

STOCK OPTIONS EXERCISED          8      -       10         -       10
(Note 7)

STOCK DIVIDEND (Note 8)        555      2    6,677    (6,679)       -
                             -----   ----    -----     -----   ------
BALANCE, DECEMBER 31,1994    6,101     24    7,671     3,766   11,461

NET INCOME                       -      -        -     2,069    2,069

STOCK OPTIONS EXERCISED         12      -       16         -       16
(Note 7)                     -----   ----    -----      -----  ------

BALANCE, DECEMBER 31,1995    6,113     24    7,687      5,835  13,546

NET INCOME                       -      -        -      2,075   2,075

STOCK OPTIONS EXERCISED         15      1       18          -      19
(Note 7)                     -----   ----    -----      -----  ------

BALANCE, DECEMBER 31,1996    6,128  $  25  $ 7,705    $ 7,910 $15,640
                             =====  =====  =======    ======= =======

             The accompanying notes are an integral
                    part of these statements.

<PAGE 20>
                           AAON, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                                                  FOR THE YEARS
                                                ENDED DECEMBER 31,

                                               1996      1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:         -----     -----     -----
Net income                                   $2,075    $2,069    $5,101
Adjustments to reconcile net income to net
cash provided by operating activities-
  Depreciation and amortization               2,497     2,705     1,714
  Provision for losses on accounts              450       122       157
   receivable
  Provision for excess and obsolete               -         -       100
   inventories
  Loss on disposition of assets                   -         1        38
  Deferred income taxes                        (860)     (146)   (1,051)
  Change in assets and liabilities-
   (Increase) decrease in accounts           (4,143)    1,930    (3,941)
     receivable
   (Increase) decrease in inventories           (59)    1,184    (3,347)
   (Increase) decrease in prepaid               286      (216)      (66)
     expenses and other
   Increase (decrease) in accounts            1,673    (1,428)    1,971
     payable
Increase (decrease) in accrued liabilities    2,160    (1,060)    2,073
                                              -----     -----     -----
       Total adjustments                      2,004     3,092    (2,352)
                                              -----     -----     -----
 Net cash provided by operating               4,079     5,161     2,749
         activities                           -----     -----     -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and         -         3        59
equipment
Capital expenditures                         (2,053)   (4,596)   (2,376)
                                              -----     -----     -----
Net cash used in investing activities        (2,053)   (4,593)   (2,317)
                                              -----     -----     -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement  32,651    40,276    35,130
Payments under revolving credit agreement   (31,899)  (39,653)  (34,542)
Proceeds from long-term debt                      -       400         -
Payments on long-term debt                   (3,322)     (970)   (1,117)
Stock options exercised                          19        16        10
                                              -----     -----     -----
Net cash provided by (used in) financing     (2,551)       69      (519)
activities                                    -----     -----     -----

NET INCREASE (DECREASE) IN CASH                (525)      637       (87)
                                              -----     -----     -----
CASH, beginning of year                         663        26       113
                                              -----     -----     -----
CASH, end of year                              $138      $663       $26
                                              =====     =====     =====
             The accompanying notes are an integral
                    part of these statements.

<PAGE 21>
                           AAON, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995
(Dollar amounts in thousands, except share and per share information)


1.  OPERATIONS AND ORGANIZATION:

AAON, Inc. (the Company, a Nevada corporation) is engaged in the manufacture and sale of commercial rooftop air conditioners, heating equipment and air conditioning coils through its wholly-owned subsidiaries AAON, Inc. (AAON, an Oklahoma corporation) and CP/AAON, Inc. (CP/AAON, a Texas corporation). Products are primarily sold to building owner/operators in the domestic commercial and industrial new construction and replacement markets.

In December 1991, CP/AAON acquired certain assets of Coils Plus, Inc. (CP), an air coil manufacturer. In connection with the purchase from CP, CP/AAON entered into a noncompetition agreement with the former stockholder of CP. The agreement required payments equal to 20 percent of CP/AAON's pre-tax income for each of the years ending December 31, 1992 through 1996. Also, the agreement required CP/AAON to make monthly advances of $20 through December 1996. There were no additional amounts payable exceeding the monthly advances.

2.  ACCOUNTING POLICIES:

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, AAON and CP/AAON. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenues are recognized at the time of shipment.

Inventories

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
<PAGE 22>
                                             Years
                                             -----
     Buildings                               10-20
     Machinery and equipment                  3-7
     Furniture and fixtures                   3-5

Warranties

A provision is made for the estimated cost of warranty obligations at the time the related products are sold. Warranty expense was $1,547, $2,033 and $2,712 for the years ended
December 31, 1996, 1995 and 1994, respectively.

Earnings Per Share

Earnings per share has been computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding, restated for the ten percent stock dividend (See Note 8). Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Common share equivalents had no material effect on the computation in 1996 or 1995.

Use of Estimates

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

Details to Consolidated Balance Sheets


                                                    December 31,
                                                    1996    1995
ACCOUNTS RECEIVABLE:                               -----   -----
Accounts receivable                              $14,072 $10,050
Less- allowance for doubtful accounts                533     204
                                                  ------  ------
     Total, net                                  $13,539  $9,846
                                                  ======  ======
INVENTORIES:
Raw materials                                     $5,640  $5,451
Work in process                                    1,385   1,366
Finished goods                                     2,245   2,394
                                                  ------  ------
                                                   9,270   9,211
Less- allowance for excess and obsolete              130     150
   inventories                                    ------  ------
     Total, net                                   $9,140  $9,061
                                                  ======  ======
<PAGE 23>
                                                    December 31,
                                                    1996    1995
PROPERTY, PLANT AND EQUIPMENT:                     -----   -----
Land                                             $   274 $   274
Buildings                                          7,278   7,246
Machinery and equipment                            8,933   7,523
Furniture and fixtures                             1,516   1,100
                                                  ------  ------
                                                  18,001  16,143
Less- accumulated depreciation                     7,868   5,831
                                                  ------  ------
     Total, net                                  $10,133 $10,312
                                                 ======= =======
OTHER ASSETS:
Noncompetition agreement                         $     - $   975
Deferred income taxes                                809     449
Other                                                 46     107
                                                  ------  ------
                                                     855   1,531
Less- accumulated amortization for                     -     780
noncompetition agreement                          ------  ------
     Total, net                                  $   855 $   751
                                                 ======= =======
ACCRUED LIABILITIES:
Warranty                                         $ 1,390 $ 1,390
Commissions                                        1,441     555
Income taxes                                       1,214     264
Other                                                720     396
                                                  ------  ------
    Total                                        $ 4,765 $ 2,605
                                                 ======= =======

                                           Year Ended December 31,

                                             1996     1995    1994
ALLOWANCE FOR DOUBTFUL ACCOUNTS:            -----    -----   -----
Balance, beginning of period               $  204   $  145  $   80
Provision for losses on accounts              450      122     157
receivable
Accounts receivable written off, net of      (121)     (63)    (92)
recoveries                                  -----    -----   -----
Balance, end of period                     $  533   $  204  $  145
                                           ======   ======  ======
ALLOWANCE FOR EXCESS AND OBSOLETE
INVENTORY:
Balance, beginning of period               $  150   $  240  $  140
Provision for excess and obsolete               -        -     100
inventories
Inventories written off                       (20)     (90)      -
                                            -----    -----   -----
Balance, end of period                     $  130   $  150  $  240
                                           ======   ======  ======

3.  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest payments of $813, $815 and $760 were made during the years ended December 31, 1996, 1995 and 1994, respectively. Payments for income taxes of $652, $1,604 and $4,335 were made during the years ended December 31, 1996, 1995 and 1994, respectively.

<PAGE 24>
4.  DEBT:

Long-term debt at December 31, consists of the following:

                                                    1996      1995
Three bank term-loan agreements, paid in 1996.     -----    ------
                                                  $    -   $ 2,930

$12,150 maximum bank line of credit, with
interest payable monthly at LIBOR plus 1.85%
(7.50% at December 31, 1996), due June 30, 1998,
collateralized by accounts receivable and
inventory.                                         8,690     7,938

Bank term-loan agreement, payable in monthly
installments of $3, through March 2000, plus
interest at the bank's prime rate plus 1/4%
(8.5% at December 31, 1996), collateralized by
real estate.                                         327       367

Other                                                 50       402
                                                   -----    ------
                                                   9,067    11,637
Less- current maturities                              91       942
                                                   -----    ------
                                                  $8,976   $10,695
                                                  ======   =======

Combined maturities of debt for each of the years ended December 31, are as follows:

         1997                                  $    91
         1998                                    8,730
         1999                                       40
         2000                                      206
                                               -------
                                               $ 9,067
                                               =======

The revolving credit agreement requires, among other things, that the Company maintain a minimum tangible net worth, minimum working capital and a minimum debt to tangible net worth ratio.
At December 31, 1996, the Company was in compliance with the covenants of the revolving credit agreement.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

5.  INCOME TAXES:

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for expected future consequences of events that have been included in a company's financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

<PAGE 25>
The income tax provision consists of the following:

                                            Years Ended December 31,
                                             1996    1995     1994
                                            -----   -----    -----
Current                                    $2,176  $1,310   $4,656
Deferred                                     (860)   (146)  (1,051)
                                           ------  ------   ------
                                           $1,316  $1,164   $3,605
                                           ======  ======   ======

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

       Years Ended December 31,
                                             1996    1995    1994
                                            -----   -----   -----
Federal statutory rate                         34%     34%     34%
State income taxes                              5       4       6
Other                                           -      (2)      1
                                            ------  ------  ------
                                               39%     36%     41%
                                            ======  ======  ======

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 are as follows:

                                                     1996      1995
Net deferred tax assets -                           -----     -----
Valuation reserves                                   $450      $213
Warranty accrual                                      535       556
Other accruals                                        572       286
Depreciation and amortization                         388       126
Noncompetition agreement                              420       322
Other, net                                             48        50
                                                   ------    ------
                                                   $2,413    $1,553
                                                   ======    ======

6.  MAJOR CUSTOMERS:

Sales to customers with greater than ten percent of total sales consist of the following:
                                           Years Ended December 31,
                                             1996    1995    1994
                                            -----   -----   -----
Target Stores                                 14%     17%      *
Wal-Mart Stores, Inc.                          *      27%     40%

*  - Less than ten percent

7.  BENEFIT PLANS:

The Company maintains a stock option plan for key employees and directors and restricts 605,000 shares of common stock for issuance under the plan. Under the terms of this plan, the exercise price of shares granted will not be less than 85 percent of their fair market value at the date of the grant. The exercise price of all options granted was equal to the market price at the date of grant. Options granted vest at a rate of 20 percent per year, commencing one year after date of grant, and are exercisable for ten years. At December 31, 1996, 142,125 shares were available for granting future options. The number and exercise price of options granted were as follows:

<PAGE 26>
                                              Number        Price
                                            of Shares     Per Share
                                            ---------    ----------
OUTSTANDING AT JANUARY 1, 1994                237,500   $1.25-$1.31
Stock dividend                                 23,750             -
Granted                                        37,400        $13.01
Exercised                                      (8,250)        $1.19
                                              -------   -----------
OUTSTANDING AT DECEMBER 31, 1994              290,400  $1.19-$13.01
Exercised                                     (13,750)        $1.19
                                              -------   -----------
OUTSTANDING AT DECEMBER 31, 1995              276,650  $1.19-$13.01
Granted                                       207,125   $4.50-$5.13
Exercised                                     (15,125)        $1.19
Cancelled                                     (42,900)       $13.01
                                              -------   -----------
OUTSTANDING AT DECEMBER 31, 1996              425,750   $1.19-$5.13
                                              =======   ===========
EXERCISABLE AT DECEMBER 31, 1996              190,025   $1.19-$5.13
                                              =======   ===========

The Company adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                     1996    1995
Net income:                                         -----   -----
As reported                                        $2,075  $2,069
Pro forma                                          $2,004  $2,069

Earnings per share:
As reported                                          $.34    $.34
Pro forma                                            $.33    $.34


Because of the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 50.24% to 50.79%; risk-free interest rate of 6.14% to 6.78%; and expected lives of eight years.

The Company sponsors a defined contribution benefit plan. Employees can make contributions at a minimum of one percent and a maximum of 15 percent of compensation. The Company may, on a discretionary basis, contribute a Company matching contribution not to exceed six percent of compensation. The Company made matching contributions of $97, $84 and $78 in 1996, 1995 and 1994, respectively.

<PAGE 27>
The Company maintains a profit sharing bonus plan under which ten percent of pre-tax profit is paid to eligible employees on a quarterly basis. Profit sharing expense was $303, $479 and $998 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.  STOCK DIVIDEND:

During February 1995, the Company declared a ten percent stock dividend. The earnings per share and average shares outstanding amounts in the 1994 consolidated statement of operations and the shares outstanding in the 1994 consolidated statement of stockholders' equity were restated to reflect the stock dividend.