Form 10-K/A
period 1996-12-31
AAON INC
filed 1997-04-07
CIK 824142

FORM 10-K/A
                         Amendment No. 1

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

              Commission file number:  33-18336-LA


                           AAON, INC.
     (Exact name of Registrant as specified in its charter)


            Nevada                                87-0448736
           --------                               ------------
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)             Identification No.)

   2425 South Yukon, Tulsa, Oklahoma                  74107
  -----------------------------------                -------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (918)583-2266


   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.004
                 ------------------------------
                        (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----       -----

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

<PAGE 2>
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Set forth below is income statement information with respect to the Company for years 1996, 1995 and 1994:

                                    Years ended December 31,
                                   1996       1995       1994
                                        (In thousands)

Net sales                       $62,845    $67,346    $79,542
Cost of sales                    51,797     56,528     61,664
                                 ------     ------     ------
   Gross profit                  11,048     10,818     17,878

Selling, general and
  administrative expenses         6,413      6,318      7,921
                                 ------     ------     ------
 Income from operations           4,635      4,500      9,957

Interest expense                    838        815        806
Other expense                       406        452        445
                                 ------     ------     ------
 Income before income taxes       3,391      3,233      8,706

Income tax provision              1,316      1,164      3,605
                                 ------     ------     ------
   Net income                    $2,075     $2,069     $5,101
                                =======    =======    =======

RESULTS OF OPERATIONS

Net sales decreased by approximately 7% in 1996 as compared to 1995, and 1995 sales were 15% less than in 1994. The reductions in sales in 1996 and 1995 were primarily attributable to a drop in sales to two of the Company's largest customers. The outlook for 1997 is for increased sales to its entire customer base.

Gross profit increased in 1996 to 17.6% compared to 16.1% in 1995, but was less than the 22.5% margin in 1994. The 1.5% increase in margin in 1996 compared to 1995 resulted primarily from higher selling prices, whereas the lower margin in 1995 compared to 1994 mainly reflected substantial increases in copper and aluminum prices. The Company expects to realize another modest increase in gross profit in 1997.

While SG&A expenses increased slightly in 1996 compared to 1995, such expenses were considerably higher in 1994 primarily because of the greater volume of business, i.e., warranty and selling costs.

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

<PAGE 3>
Property, Plant and Equipment at December 31, 1996 and 1995 were approximately the same amount, with depreciation being only slightly more than additions during 1996. There was a $2 million increase in PP&E in 1995, net of depreciation, which was attributable to major expansions of the Company's Tulsa and Longview, Texas, manufacturing facilities. All capital expenditures in 1995 were financed out of that year's cash flow and a minor amount of borrowings under the Company's revolving credit bank loan, except for the Longview land and improvements purchases which were financed by a bank term loan.

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

<PAGE 4>
                           SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                            AAON, INC.


Dated:  April 3, 1997       By:  /s/ Norman H. Asbjornson
                                 -------------------------------
                                 Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  April 3, 1997     /s/ Norman H. Asbjornson
                          ----------------------------
                          Norman H. Asbjornson
                            President and Director
                           (principal executive officer)

Dated:  April 3, 1997     /s/ William A. Bowen
                          ----------------------------
                          William A. Bowen
                            Vice President-Finance and Director
                           (principal financial officer
                            and principal accounting officer)

Dated:  April 3, 1997     /s/ John B. Johnson, Jr.
                          ----------------------------
                          John B. Johnson, Jr.
                            Director


Dated:  April 3, 1997     /s/ Richard E. Minshall
                          -----------------------------
                          Richard E. Minshall
                            Director