Form 10-Q
period 1997-03-31
AAON INC
filed 1997-05-08
CIK 824142

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1997

              Commission file number:  33-183336-LA


                           AAON, INC.
                           ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,158,074 shares of $.004 par value Common Stock.


<PAGE 1>
                      PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

          On pages 2 through 7 of this report.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          Results of Operations. Net sales increased by approximately 26% in the first quarter of 1997 as compared to the same quarter in 1996. This increase reflects a growth in sales to the Company's entire customer base.

          Gross profit increased to 19.0% during the first quarter of 1997, compared to 16.7% in 1996, which was mainly attributable to a greater amount of higher margin business.

          SG&A expenses increased by 39% during the three months ended March 31, 1997, as compared to the same period in 1996, primarily due to increases in reserves for potential warranty and bad debt costs.

          Net income was $716,000 in the first quarter of 1997, compared to $419,000 in 1996, as a result of the above factors.

          Financial Condition and Liquidity. Accounts receivable decreased by 15% since December 31, 1996, even though sales were approximately the same during the first quarter of 1997 and in the fourth quarter of 1996, as a result of improved collections.

          The 38% decrease in accounts payable during the first quarter was attributable to timing differences in purchases of material.

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

          For information concerning the Company's long-term debt at March 31, 1997, see Note 3 to the Financial Statements on pages 6 and 7 of this report.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

          Not applicable


<PAGE 2>
                           AAON, Inc.
                   Consolidated Balance Sheets

                                           MARCH 31,      DEC 31,
                                             1997 *         1996
                                               (In Thousands)
ASSETS

CURRENT ASSETS:
  Cash                                  $       211  $       138
  Accounts receivable                        11,815       13,539
  Inventories                                 9,879        9,140
  Prepaid expenses                              264          160
  Deferred income tax                         1,604        1,604
                                           --------     --------
   Total current assets                      23,773       24,581
                                           --------     --------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                          274          274
  Buildings                                   7,301        7,278
  Machinery and equipment                     9,232        8,933
  Furniture and fixtures                      1,582        1,516
                                           --------     --------
                                             18,389       18,001
  Less-accumulated depreciation               8,464        7,868
                                           --------     --------
   Net property, plant and equipment          9,925       10,133

OTHER ASSETS                                    855          855
                                           --------     --------
                                        $    34,553  $    35,569
                                           ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $     4,429  $     6,097
  Accrued liabilities                         5,115        4,765
  Current maturities of long-term debt           40           91
                                           --------     --------
   Total current liabilities                  9,584       10,953
                                           --------     --------
LONG TERM DEBT                                8,582        8,976
                                           --------     --------
STOCKHOLDERS' EQUITY:
Common stock, $.004 par, 50,000,000
   shares authorized, 6,155,500 issued
   and outstanding                               25           25
Preferred stock, 5,000,000 shares
   authorized, no shares issued
Additional paid-in capital                    7,736        7,705
Retained earnings                             8,626        7,910
                                           --------     --------
   Total stockholders' equity                16,387       15,640
                                           --------     --------
                                        $    34,553  $    35,569
                                           ========     ========
* Unaudited

<PAGE 3>

                                AAON, Inc.
                   Consolidated Statements of Operations

                                   Three        Three
                                  Months       Months
                                   Ended        Ended
                                March 31,    March 31,
                                   1997*        1996*
                                     (In Thousands)
Sales, net                      $ 16,880     $ 13,438

Cost of sales                     13,666       11,194
                                --------     --------
  Gross profit                     3,214        2,244

Selling, general and
 administrative expenses           1,820        1,311
                                --------     --------
  Income from operations           1,394          933

Interest expense                     156          206

Amortization and other expense        45           59
                                --------     --------
Income before income taxes         1,193          668

Income tax provision                 477          249
                                --------     --------
  Net income                    $    716     $    419
                                ========     ========
Net income per share*           $    .12     $    .07
                                ========     ========
* Unaudited

<PAGE 4>                         AAON, Inc.
               Consolidated Statements of Stockholders' Equity


                                     COMMON STOCK           PAID IN  ACCUMULATED
                                   SHARES       AMOUNT      CAPITAL     EARNINGS        TOTAL
                               ----------   ----------   ----------   ----------   ----------
BALANCE, December 31, 1996      6,128,000  $    25,000  $ 7,705,000  $ 7,910,000  $15,640,000

ISSUE OF COMMON STOCK              27,500          -0-       31,350          -0-       31,350

NET INCOME                            -0-          -0-          -0-      716,000      716,000

                              -----------  -----------  -----------  -----------  -----------
BALANCE, March 31, 1997         6,155,500  $    25,000  $ 7,736,350  $ 8,626,000  $16,387,350
                              ===========  ===========  ===========  ===========  ===========

<PAGE 5>                           AAON, Inc.
                      Consolidated Statements of Cash Flow
                                                   Three        Three
                                                  Months       Months
                                                   Ended        Ended
                                               March 31,    March 31,
                                                   1997*        1996*
                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $   716      $   419

Adjustments to reconcile net income
to net cash provided by operating
activities-

  Depreciation and amortization                      596          613

  Change in assets and liabilities:
    <Increase> decrease in
    accounts receivable                            1,724        1,814

    <Increase> decrease in inventories              <739>        <751>

    <Increase> decrease in prepaid expenses         <104>         <29>

    Increase <decrease> in accounts payable       <1,668>        <334>

    Increase <decrease> in accrued liabilities       350          383
                                                 -------      -------
      Total adjustments                              159        1,696
                                                 -------      -------
    Net cash provided by <used in>
      operating activities                           875        2,115
                                                 -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             <388>        <249>

   Payments for other assets                         -0-            9
                                                 -------      -------
      Net cash used in investing activities         <388>        <240>
                                                 -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under revolving credit agreement      8,675        5,695

   Payments under revolving credit agreement      <9,060>      <7,974>

   Payments on long-term debt                        <60>        <248>

   Cash from issue of stock                           31           10
                                                 -------      -------
      Net cash provided by <used in>
        financing activities                        <414>      <2,517>
                                                 -------      -------
NET CHANGE IN CASH                                    73         <642>

CASH, beginning of period                            138          663
                                                 -------      -------
CASH, end of period                              $   211      $    21
                                                 =======      =======

* Unaudited

<PAGE 6>
                                AAON, INC.

                       NOTES TO FINANCIAL STATEMENTS

                              March 31, 1997


1.   BASIS OF PRESENTATION:
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures  made in these financial statements are adequate  to  make  the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 1996, filed by AAON, Inc. with the SEC. Management believes that no adjustments to the financial statements are necessary.

2.   INVENTORIES:
Inventories at March 31, 1997 (unaudited), and December 31, 1996, consist of the following:
                                Mar. 31,        December 31,
                                  1997              1996
                              ----------          ----------
     Raw Materials            $5,753,000          $5,510,000
     Work in Process           1,921,000           1,385,000
     Finished Goods            2,205,000           2,245,000
                              ----------          ----------
                              $9,879,000          $9,140,000
                              ----------          ----------

3.   LONG-TERM DEBT:
Long-term debt at March 31, 1997 (unaudited), and December 31, 1996, consists of the following:

                               Mar. 31,           December 31
                                 1997                 1996
                               --------             --------
     Bank term loan agreement,
       payable in monthly principal
       payments of $3,333 through
       February 2000, with a balloon
       payment in March 2000, plus
       interest payable monthly at
       Bank One base rate plus 0.25%
       (8.75% at March 31, 1997)
       collateralized by
       real estate
                              $   317,000         $ 327,000
<PAGE 7>
     $12,150,000 maximum bank line
       of credit with interest at
       LIBOR plus 1.85% (7.35%
       at Mar 31, 1997) due
       June 30, 1998 collateralized
       by accounts receivables,
       inventory, and intangibles
       of AAON and CP/AAON
                              $ 8,305,000         $8,690,000

     Other                    $       -0-         $   50,000
                              -----------        -----------
                              $ 8,622,000        $ 9,067,000

     Less Current Maturities       40,000             91,000
                              -----------        -----------
                              $ 8,582,000        $ 8,976,000
                              -----------        -----------

4.   EARNINGS PER SHARE:
Earnings per share have been calculated by dividing net income by the average number of common shares outstanding.

5.   FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1996, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note      Description
----      --------------------------------------

 1        Operations and Organization
 2        Accounting Policies
 5        Income Taxes
 6        Major Customers
 7        Benefit Plans
 8        Stock Dividend and Reverse Split

<PAGE 8>
                        PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits - None.

          (b) Reports on Form 8-K. Registrant filed one report on Form 8-K during the quarter ended March 31, 1997. It was dated March 6, 1997, and reported the adoption of a new Bylaw (Section 1A) by Registrant's Board of Directors to provide for the election of a classified or "staggered" Board commencing at the Annual Meeting of Stockholders on May 29, 1997.


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated:  May 1, 1997                     By:  /s/ Norman H. Asbjornson
                                             --------------------------
                                             Norman H. Asbjornson
                                             President



Dated:  May 1, 1997                     By:  /s/ William A. Bowen
                                             --------------------------
                                             William A. Bowen
                                             Vice President - Finance