Form 10-Q
period 1997-06-30
AAON INC
filed 1997-08-07
CIK 824142

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1997

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.  6,164,824 shares of $.004 par value Common Stock.

<PAGE 1>
                 PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

          On pages 2 through 7 of this report.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

            Results of Operations. Net sales increased by $8,160,000 (from $28,773,000 to $36,933,000) during the six-month period ended June 30, 1997, compared to the same period in 1996, and by $4,718,000 (from $15,335,000 to $20,053,000) during the second quarter of 1997  compared to 1996.

           Net income increased by $533,000 (from $894,000, $.15 per share, to $1,427,000, $.23 per share) during the six-month period ended June 30, 1997, compared to the same period in 1996, and by $236,000 (from $475,000, $.08 per share, to $711,000, $.12 per share) during the second quarter of 1997 compared to 1996.

           The increase in sales during the first six months of 1997 compared to 1996 resulted from higher sales to all types of customers, e.g., retail stores, schools, industrial and office buildings. The earnings increase reflects higher sales and lower costs and expenses, although gross profit margins declined during the second quarter compared to the first quarter of 1997 due to increased overtime and labor costs in the very tight Tulsa labor market. Orders are well ahead of last year and management anticipates increased sales and earnings for the remainder of the year.

           Financial Condition and Liquidity. While there were material increases in inventories ($1,439,000) and accounts payable ($638,000) at June 30, 1997, compared to December 31,
1996, these increases reflect the higher sale volume. The decrease in accounts receivable ($861,000) was attributable to improved collections.

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

          For information concerning the Company's long-term debt at June 30, 1997, see Note 3 to the Financial Statements on pages
6 and 7 of this report.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

          Not applicable

<PAGE 2>
                           AAON, Inc.
                   Consolidated Balance Sheets

                                           JUNE 30,       DEC 31,
                                             1997 *        1996
                                               (In Thousands)
ASSETS

CURRENT ASSETS:
  Cash                                  $       527  $       138
  Accounts receivable                        12,678       13,539
  Inventories                                10,579        9,140
  Prepaid expenses                              829          160
  Deferred income tax                         1,604        1,604
                                           --------     --------
   Total current assets                      26,217       24,581
                                           --------     --------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                          274          274
  Buildings                                   7,331        7,278
  Machinery and equipment                     9,595        8,933
  Furniture and fixtures                      1,716        1,516
                                           --------     --------
                                             18,916       18,001
  Less-accumulated depreciation               8,991        7,868
                                           --------     --------
   Net property, plant and equipment          9,925       10,133

OTHER ASSETS                                    853          855
                                           --------     --------
                                        $    36,995  $    35,569
                                           ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $     6,735  $     6,097
  Accrued liabilities                         4,556        4,765
  Current maturities of long-term debt           40           91
                                           --------     --------
   Total current liabilities                 11,331       10,953
                                           --------     --------
LONG TERM DEBT                                8,542        8,976
                                           --------     --------
STOCKHOLDERS' EQUITY:
Common stock, $.004 par, 50,000,000
   shares authorized, 6,162,824 issued
   and outstanding                               25           25
Preferred stock, 5,000,000 shares
   authorized, no shares issued
Additional paid-in capital                    7,760        7,705
Retained earnings                             9,337        7,910
                                           --------     --------
   Total stockholders' equity                17,122       15,640
                                           --------     --------
                                        $    36,995  $    35,569
                                           ========     ========
* Unaudited

<PAGE 3>

                                AAON, Inc.
                   Consolidated Statements of Operations

                                   Three        Three         Six          Six
                                  Months       Months      Months       Months
                                   Ended        Ended       Ended        Ended
                                 June 30,     June 30,    June 30,     June 30,
                                   1997*        1996*       1997*        1996*
                                                 (In Thousands)
Sales, net                      $ 20,053     $ 15,335     $ 36,933     $ 28,773

Cost of sales                     16,826       12,657       30,492       23,851
                                --------     --------     --------     --------
  Gross profit                     3,227        2,678        6,441        4,922

Selling, general and
 administrative expenses           1,868        1,602        3,688        2,913
                                --------     --------     --------     --------
  Income from operations           1,359        1,076        2,753        2,009

Interest expense                     156          214          312          420

Amortization and other expense        26          105           71          164
                                --------     --------     --------     --------
Income before income taxes         1,177          757        2,370        1,425

Income tax provision                 466          282          943          531
                                --------     --------     --------     --------
  Net income                    $    711     $    475     $  1,427     $    894
                                ========     ========     ========     ========
Net income per share*           $    .12     $    .08     $    .23     $    .15
                                ========     ========     ========     ========
* Unaudited

<PAGE 4>                         AAON, Inc.
               Consolidated Statements of Stockholders' Equity


                                     COMMON STOCK           PAID IN  ACCUMULATED
                                   SHARES       AMOUNT      CAPITAL     EARNINGS         TOTAL
                               ----------   ----------   ----------   ----------    ----------
BALANCE, December 31, 1996      6,128,000  $    25,000  $ 7,705,000  $ 7,910,000   $15,640,000

ISSUE OF COMMON STOCK*             35,000          -0-       55,000          -0-        55,000

NET INCOME*                           -0-          -0-          -0-    1,427,000     1,427,000

                              -----------  -----------  -----------  -----------   -----------
BALANCE, June 30, 1997*        6,163,000  $    25,000  $ 7,760,000  $ 9,337,000    $17,122,000
                              ===========  ===========  ===========  ===========   ===========
*Unaudited

<PAGE 5>                           AAON, Inc.
                      Consolidated Statements of Cash Flow
                                                     Six          Six      Three        Three
                                                  Months       Months     Months       Months
                                                   Ended        Ended      Ended        Ended
                                                 June 30,     June 30,   June 30,     June 30,
                                                   1997*        1996*      1997*        1996*
                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 1,427      $   894     $  711      $   475

Adjustments to reconcile net income
to net cash provided by operating
activities-

  Depreciation and amortization                    1,123        1,236        527          623

  Change in assets and liabilities:
    <Increase> decrease in
    accounts receivable                              861       <2,346>      <863>      <4,160>

    <Increase> decrease in inventories            <1,439>        <662>      <700>          89

    <Increase> decrease in prepaid expenses         <669>         <78>      <565>         <49>

    Increase <decrease> in accounts payable          638          891      2,306        1,225

    Increase <decrease> in accrued liabilities      <209>         635       <559>         252
                                                 -------      -------    -------      -------
      Total adjustments                              305         <324>       146       <2,020>
                                                 -------      -------    -------      -------
    Net cash provided by <used in>
      operating activities                         1,732          570        857       <1,545>
                                                 -------      -------    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             <915>        <534>      <527>        <285>

   Payments for other assets                           2           10          2            1
                                                 -------      -------    -------      -------
      Net cash used in investing activities         <913>        <524>      <525>        <284>
                                                 -------      -------    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under revolving credit agreement     17,925       15,236      9,250        9,541

   Payments under revolving credit agreement     <18,340>     <15,444>    <9,280>      <7,470>

   Payments on long-term debt                        <70>        <498>       <10>        <250>

   Cash from issue of stock                           55           10         24            0
                                                 -------      -------    -------      -------
      Net cash provided by <used in>
        financing activities                        <430>        <696>       <16>       1,821
                                                 -------      -------    -------      -------
NET CHANGE IN CASH                                   389         <650>       316           <8>

CASH, beginning of period                            138          663        211           21
                                                 -------      -------    -------      -------
CASH, end of period                              $   527      $    13    $   527      $    13
                                                 =======      =======    =======      =======

* Unaudited


<PAGE 6>
                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997


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

2.   INVENTORIES:
Inventories at June 30, 1997 (unaudited), and December 31, 1996, consist of  the following:
                              June 30,            December 31,
                                1997                  1996
                              ----------          ----------
     Raw Materials            $6,153,000          $5,510,000
     Work in Process           2,213,000           1,385,000
     Finished Goods            2,213,000           2,245,000
                             -----------          ----------
                             $10,579,000          $9,140,000
                             -----------          ----------
3.   LONG-TERM DEBT:
Long-term debt at June 30, 1997 (unaudited), and December 31, 1996, consists of the following:

                               June 30,           December 31
                                 1997                 1996
                              ----------          -----------

     Bank term loan agreement,
       payable in monthly principal
       payments of $3,333 through
       February 2000, with a balloon
       payment in March 2000, plus
       interest payable monthly at
       Bank One base rate plus 0.25%
       (8.75% at March 31, 1997)
       collateralized by
       real estate
                              $   307,000         $ 327,000

     $15,150,000 maximum bank line
       of credit with interest at
       LIBOR plus 1.85% (7.5375%
       at June 30, 1997) due
       June 30, 1999 collateralized
       by accounts receivable,
       inventory, and intangibles
       of AAON and CP/AAON
                              $ 8,275,000         $8,690,000

     Other                    $       -0-         $   50,000
                              -----------        -----------
                              $ 8,582,000        $ 9,067,000

     Less Current Maturities       40,000             91,000
                              -----------        -----------
                              $ 8,542,000        $ 8,976,000
                              -----------        -----------

<PAGE 7>
4.   EARNINGS PER SHARE:
Earnings per share have been calculated by dividing net income by the average number of common shares outstanding.

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


                                   AAON, INC.



Dated:  July 29 , 1997                  By:  /s/ Norman H. Asbjornson
                                             -------------------------
                                             Norman H. Asbjornson
                                             President



Dated:  July 29, 1997                   By:  /s/ William A. Bowen
                                             -------------------------
                                             William A. Bowen
                                             Vice President - Finance