Form 10-Q
period 1997-09-30
AAON INC
filed 1997-11-14
CIK 824142

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1997

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

Yes      X               No
      -------                 -------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,176,449 shares of $.004 par value Common Stock.

<PAGE 2>
                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          On pages 3 through 8 of this report.


Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations.

          Results of Operations. Net sales increased by $12,235,000, 27% (from $45,946,000 to $58,181,000), during the nine-month period ended September 30, 1997, compared to the same period in 1996, and by $4,075,000, 24% (from $17,173,000 to
$21,248,000), during the third quarter of 1997 compared to 1996. These increases were primarily from "rep" sales.

          Net income increased by $511,000, 36% (from $1,416,000, $.23 per share, to $1,927,000, $.31 per share), during the nine-month period ended September 30, 1997, compared to the same period in 1996. Net income decreased by $22,000, 4% (from $522,000, $.09 per share, to $500,000, $.08 per share), during the third quarter of 1997 compared to 1996.

          The increase in sales during the first nine months of 1997 compared to 1996 resulted from higher sales to all types of customers, e.g., retail stores, schools, industrial and office buildings. The earnings increase reflects higher sales, partially offset by lower margins during the second and third quarters compared to the first quarter of 1997 due to increased overtime and labor costs in the very tight Tulsa labor market and increased selling, general and administrative costs ("SG&A"). SG&A costs increased $830,000, 18% to $5,539,000 for the nine-month period ended September 30, 1997, from $4,709,000 for the same period in 1996. This increase was due to higher administrative costs associated with the increase in revenues. SG&A increased $55,000, 3%, to $1,851,000 for the quarter ended September 30, 1997, from $1,796,000 for the same quarter in 1996. This increase was due to an increase in administrative costs offset by a decrease in warranty expenses. Orders are well ahead of last year and management anticipates increased sales and earnings for the remainder of the year.

          Financial Condition and Liquidity. The $2,971,000 increase in inventories (from $9,140,000 to $12,111,000) at September 30, 1997, compared to December 31, 1996, reflects the higher sales volume. Machinery and equipment increased by $2,521,000 due to the purchase of a computerized and automated sheering, punching and bending machine to enhance the Company's sheet metal production. Long-term debt increased by $3,391,000 since year end due to the purchase of the above-referenced machine and a higher amount of cash at September 30, 1997, due primarily to the timing of payment to creditors.

          Equipment purchases during the third quarter of 1997 totalled $1.2 million. The Company has commitments to purchase additional equipment of $300,000 in December, 1997, and $1
million   and   $2.3   million  in  January  and   April,   1998,
respectively.

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

<PAGE 3>
          For information concerning the Company's long-term debt at September 30, 1997, see Note 3 to the Financial Statements on pages 7 and 8 of this report.


Item 3.   Quantitative  and Qualitative Disclosures About  Market
          Risk.

          Not applicable

<PAGE 4>
                           AAON, Inc.
                   Consolidated Balance Sheets

                                          SEPT 30,        DEC 31,
                                             1997 *         1996
                                               (In Thousands)
ASSETS

CURRENT ASSETS:
  Cash                                  $     1,117  $       138
  Accounts receivable                        13,871       13,539
  Inventories                                12,111        9,140
  Prepaid expenses                              273          160
  Deferred income tax                         1,604        1,604
                                           --------     --------
   Total current assets                      28,976       24,581
                                           --------     --------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                          274          274
  Buildings                                   7,364        7,278
  Machinery and equipment                    11,454        8,933
  Furniture and fixtures                      1,867        1,516
                                           --------     --------
                                             20,959       18,001
  Less-accumulated depreciation               9,618        7,868
                                           --------     --------
   Net property, plant and equipment         11,341       10,133

OTHER ASSETS                                    852          855
                                           --------     --------
                                        $    41,169  $    35,569
                                           ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $     6,487  $     6,097
  Accrued liabilities                         4,630        4,765
  Current maturities of long-term debt           40           91
                                           --------     --------
   Total current liabilities                 11,157       10,953
                                           --------     --------
LONG TERM DEBT                               12,367        8,976
                                           --------     --------
STOCKHOLDERS' EQUITY:
Common stock, $.004 par, 50,000,000
   shares authorized, 6,170,949 issued
   and outstanding                               25           25
Preferred stock, 5,000,000 shares
   authorized, no shares issued
Additional paid-in capital                    7,783        7,705
Retained earnings                             9,837        7,910
                                           --------     --------
   Total stockholders' equity                17,645       15,640
                                           --------     --------
                                        $    41,169  $    35,569
                                           ========     ========
* Unaudited

<PAGE 5>

                                AAON, Inc.
                   Consolidated Statements of Operations

                                   Three        Three        Nine         Nine
                                  Months       Months      Months       Months
                                   Ended        Ended       Ended        Ended
                                 Sept 30,     Sept 30,    Sept 30,     Sept 30,
                                   1997*        1996*       1997*        1996*
                                                 (In Thousands)
Sales, net                      $ 21,248     $ 17,173     $ 58,181     $ 45,946

Cost of sales                     18,283       14,178       48,775       38,029
                                --------     --------     --------     --------
  Gross profit                     2,965        2,995        9,406        7,917

Selling, general and
 administrative expenses           1,851        1,796        5,539        4,709
                                --------     --------     --------     --------
  Income from operations           1,114        1,199        3,867        3,208

Interest expense                     189          218          501          638

Amortization and other expense        47          122          118          286
                                --------     --------     --------     --------
Income before income taxes           878          859        3,248        2,284

Income tax provision                 378          337        1,321          868
                                --------     --------     --------     --------
  Net income                    $    500     $    522     $  1,927     $  1,416
                                ========     ========     ========     ========
Net income per share*           $    .08     $    .09     $    .31     $    .23
                                ========     ========     ========     ========
* Unaudited

<PAGE 6>

                                 AAON, Inc.
               Consolidated Statements of Stockholders' Equity


                                     COMMON STOCK           PAID IN  ACCUMULATED
                                   SHARES       AMOUNT      CAPITAL     EARNINGS        TOTAL
                               ----------   ----------   ----------   ----------   ----------
BALANCE, December 31, 1996      6,128,000  $    25,000  $ 7,705,000  $ 7,910,000  $15,640,000

ISSUE OF COMMON STOCK*             43,000          -0-       78,000          -0-       78,000

NET INCOME*                           -0-          -0-          -0-    1,927,000    1,927,000

                              -----------  -----------  -----------  -----------   ----------
BALANCE, Sept 30, 1997*         6,171,000  $    25,000  $ 7,783,000  $ 9,837,000  $17,645,000
                              ===========  ===========  ===========  ===========   ==========
*Unaudited

<PAGE 7>

                                  AAON, Inc.
                      Consolidated Statements of Cash Flow
                                                    Nine         Nine      Three        Three
                                                  Months       Months     Months       Months
                                                   Ended        Ended      Ended        Ended
                                                 Sept 30,     Sept 30,   Sept 30,     Sept 30,
                                                   1997*        1996*      1997*        1996*
                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 1,927      $  1,416    $  500       $  522

Adjustments to reconcile net income
to net cash provided by operating
activities-

  Depreciation and amortization                    1,750        1,857        627          621

  Change in assets and liabilities:
    <Increase> decrease in
    accounts receivable                             <332>      <5,174>    <1,193>      <2,828>

    <Increase> decrease in inventories            <2,971>        <418>    <1,532>         244

    <Increase> decrease in prepaid expenses         <113>        <321>       556         <243>

    Increase <decrease> in accounts payable          390        5,053       <248>       4,162

    Increase <decrease> in accrued liabilities      <135>       1,573         74          938
                                                 -------      -------    -------      -------
      Total adjustments                           <1,411>       2,570     <1,716>       2,894
                                                 -------      -------    -------      -------
    Net cash provided by <used in>
      operating activities                           516        3,986     <1,216>       3,416
                                                 -------      -------    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           <2,958>        <882>    <2,043>        <348>

   Payments for other assets                           3           11          1            1
                                                 -------      -------    -------      -------
      Net cash used in investing activities       <2,955>        <871>    <2,042>        <347>
                                                 -------      -------    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under revolving credit agreement     28,990       24,676     11,065        9,440

   Payments under revolving credit agreement     <26,830>     <25,209>    <8,490>      <9,765>

   Payments on long-term debt                      1,180       <3,230>     1,250       <2,732>

   Cash from issue of stock                           78           10         23            0
                                                 -------      -------    -------      -------
      Net cash provided by <used in>
        financing activities                       3,418       <3,753>     3,848       <3,057>
                                                 -------      -------    -------      -------
NET CHANGE IN CASH                                   979         <638>       590           12

CASH, beginning of period                            138          663        527           13
                                                 -------      -------    -------      -------
CASH, end of period                              $ 1,117      $    25    $ 1,117      $    25
                                                 =======      =======    =======      =======

* Unaudited

<PAGE 8>
                           AAON, INC.

                 NOTES TO FINANCIAL STATEMENTS

                       September 30, 1997


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

2.   INVENTORIES:
Inventories at September 30, 1997 (unaudited), and December 31, 1996, consist of the following:
                               Sept. 30,        December 31,
                                   1997                1996
                             -----------         -----------
     Raw Materials            $8,064,000          $5,510,000
     Work in Process           1,994,000           1,385,000
     Finished Goods            2,053,000           2,245,000
                             -----------         -----------
                             $12,111,000          $9,140,000
                             -----------         -----------

3.   LONG-TERM DEBT:
Long-term debt at September 30, 1997 (unaudited), and December
31, 1996, consists of the following:

                                 Sept. 30,      December 31
                                     1997              1996
                               ----------       -----------
     Bank term loan agreement,
       payable in monthly principal
       payments of $3,333 through
       February 2000, with a balloon
       payment in March 2000, plus
       interest payable monthly at
       Bank One base rate plus 0.25%
       (8.75% at Sept. 30, 1997)
       collateralized by
       real estate
                              $   297,000         $ 327,000

<PAGE 9>
     $15,150,000 maximum bank line
       of credit with interest at
       LIBOR plus 1.85% (7.5062%
       at September 30, 1997) due
       June 30, 1999 collateralized
       by accounts receivable,
       inventory, and intangibles
       of AAON and CP/AAON
                             $10,850,000         $8,690,000

     Other                   $       -0-         $   50,000
                             ___________         __________
                             $10,850,000        $ 9,067,000

     $2,140,000 GE Capital line of
       credit with interest at the
       30 day commerical paper rate
       plus 1.75% (7.31% at Sept. 30,
       1997) collateralized by new
       Salvagnini metal processing machine,
       payable in 84 equal monthly
       installments beginning one month
       after the loan is fully advanced
       (estimated to be in Feb. 1998).
                             $ 1,260,000         $      -0-

     Less Current Maturities      40,000             91,000
                             -----------        -----------
                             $12,367,000        $ 8,976,000
                             -----------        -----------
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

5.   FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1996, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note                       Description
----      --------------------------------------------------
 1        Operations and Organization
 2        Accounting Policies
 5        Income Taxes
 6        Major Customers
 7        Benefit Plans
 8        Stock Dividend and Reverse Split


<PAGE 10>
                  PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b) Reports on Form 8-K - Registrant filed a Form 8-K dated September 12, 1997, reporting its execution of Amendment One to Second Restated Revolving Credit Loan Agreement effective June 30, 1997.


                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated:  November 10, 1997          By: /s/ Norman H. Asbjornson
                                       ------------------------
                                           Norman H. Asbjornson
                                           President



Dated:  November 10, 1997          By: /s/ William A. Bowen
                                       -------------------------
                                           William A. Bowen
                                           Vice President - Finance