Form 10-K
period 1997-12-31
AAON INC
filed 1998-03-26
CIK 824142

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


          For the fiscal year ended December 31, 1997

              Commission file number:  33-18336-LA


                           AAON, INC.
                           ----------
     (Exact name of Registrant as specified in its charter)


            Nevada                                 87-0448736
            ------                                 ----------
 (State or other jurisdiction                   (IRS Employer
of incorporation or organization)            Identification No.)

2425 South Yukon, Tulsa, Oklahoma                    74107
---------------------------------                    -----
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (918) 583-2266


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

The aggregate market value of Registrant's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 1, 1998, was approximately $40,787,000. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 1, 1998, Registrant had outstanding a total of 6,178,449 shares of its $.004 par value Common Stock.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held
May 12, 1998, are incorporated into Part III.


<PAGE 2>
                       TABLE OF CONTENTS

                                                            Page
Item Number and Caption                                    Number

PART I

 1.  Business.                                               1

 2.  Properties.                                             4

 3.  Legal Proceedings.                                      5

 4.  Submission of Matters to a Vote of Security Holders.    5

PART II

 5.  Market for Registrant's Common Equity and
        Related Stockholder Matters.                         6

 6.  Selected Financial Data.                                7

 7.  Management's Discussion and Analysis
        of Financial Condition and Results of Operations.    8

 8.  Financial Statements and Supplementary Data.           10

 9.  Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.             10

PART III

 10. Directors and Executive Officers of Registrant.        11

 11. Executive Compensation.                                11

 12. Security Ownership of Certain Beneficial
        Owners and Management.                              11

 13. Certain Relationships and Related Transactions.        11

PART IV

 14. Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.                            12



<PAGE 1>

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

On December 30, 1991, AAON Coil Products, Inc. ("ACP", formerly
CP/AAON, Inc.), a Texas corporation organized as a wholly-owned subsidiary of AAON-Nevada for such purpose, purchased most of the assets of Coils Plus, Inc., of Longview, Texas, which manufactures coils used in the products of AAON-Oklahoma.

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

ACP's coil sales are made to air-conditioning unit manufacturers, including AAON-Oklahoma, and to the commercial/industrial general building market.

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

Based on its 1997 level of sales, approximately $82 million, the Company has an 8% share of the rooftop market and a 2% share of the coil market. Approximately 65% of the Company's sales now come from new construction and 35% from renovation/replacements. The percentage of sales (for new construction vs. replacement) to particular customers is related to their stage of development, e.g., Target and Wal-Mart, 80% new construction and 20% replacement.

<PAGE 2>
The Company purchases certain components, fabricates sheet metal and tubing and then assembles and tests its finished products. The finished products of AAON-Oklahoma consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary" products. The finished products of ACP are coils, consisting of a sheet metal casing with tubing and fins contained therein.

The Company now has three groups of rooftop products: its RK Series, which is offered in 18 cooling sizes ranging from 3 to 60 tons; its RF Series, which is offered in nine cooling sizes ranging from 40 to 130 tons; and its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in nine sizes ranging from 4 to 50 tons.

AAON-Oklahoma's engineers have developed a heat recovery wheel for its RK and RF units. The product responds to requirements of the U.S. Clean Air Act which mandate increased fresh air in commercial structures. This product, which is marketed under the name AAONAIRE (registered trademark), increases the capacity of AAON HVAC units by up to 50% with no additional energy cost.
The Company has been granted patent pending status on this unique product. This enhancement was introduced in January 1995. The energy savings and comfort improvement afforded by the heat recovery wheel have been proven by numerous installations during the past year, but sales to date, while increasing, account for a minor part of revenues.

AAON-Oklahoma's products are designed to compete on the high side of standardized, packaged rooftop products. Accordingly, its prices range from $300 and $550 per ton of cooling, which is approximately 5%, on average, higher than other standardized products. Performance characteristics of these products range in cooling capacity from 32,900-1,563,469 BTU's and in heating capacity from 69,000-1,680,000 BTU's. All of the Company's rooftop products meet the Department of Energy's efficiency standards, which are designed to set the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which would involve multiple units.

MAJOR CUSTOMERS

The Company's largest customers last year were Target Stores, Inc., and Wal-Mart Stores, Inc. Sales to Target and Wal-Mart were each 11% of total sales in 1997 compared to 14% and 7%, respectively, in 1996. The Company has no written contract with Target or Wal-Mart.

The loss of either Target or Walt-Mart as a customer would have a material adverse effect on the Company. However, with the Company's emphasis on marketing to other customers, management believes that the extent of its dependence on sales to its major customers will diminish over a period of time.

In order to diversify its customer base, the Company has added to and/or upgraded its sales representation in various markets.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The most important materials purchased by the Company are steel, copper and aluminum, which are obtained from domestic suppliers. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, consistent with meeting specified quality standards. The Company is not dependent upon any one source for its raw material or the major components of its manufactured products, but AAON-Oklahoma purchases all of its coils from ACP. By having multiple suppliers, the Company believes that it will have adequate sources of supplies to meet its manufacturing requirements for the foreseeable future.

Further, the Company attempts to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to a year.

<PAGE 3>
DISTRIBUTION

The Company utilizes a direct sales staff of 12 individuals and approximately 81 independent manufacturer representatives' organizations having 101 offices to market its products in the United States. The Company also has one international sales organization, which utilizes 10 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from the Company's Tulsa and Longview plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

AAON-Oklahoma's products and sales strategy focus on a "niche" market. The targeted market for its rooftop equipment is customers seeking a product of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service its customers and the ultimate consumer, AAON-Oklahoma provides parts availability through four independent parts distributors and has a factory service organization at its Tulsa plant. Also, a number of the manufacturer representatives utilized by the Company have their own service organizations, which, together with the Company, provide the necessary warranty work and/or normal service to customers.

The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors, an additional four years; and on gas-fired heat exchangers (if applicable), 10 years.

RESEARCH AND DEVELOPMENT

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. Ongoing work involves the HA Series, component evaluation and refinement, development of control systems and new product development. This work will cost approximately $200,000 per year and is budgeted as a normal, recurring expense.

BACKLOG

The Company had a current backlog as of March 1, 1998, of $38,482,000, compared to $14,772,000 at March 1, 1997. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 1998; however, the orders are subject to cancellation by the customers.

WORKING CAPITAL PRACTICES

Working capital practices in the industry center on inventories and accounts receivable. The Company regularly reviews its working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Its greatest needs arise during the months of July-November, the peak season for inventory (primarily purchased material) and accounts receivable. The Company's working capital requirements are generally met through a bank revolving credit facility, which currently permits borrowings up to $15,150,000. The Company believes that it will have sufficient bank credit available to meet its working capital needs through 1998 and beyond.

SEASONALITY

Sales of the Company's products are moderately seasonal with the peak period being July-November of each year.

<PAGE 4>
COMPETITION

In the domestic market, the Company competes primarily with Trane Company, a division of American Standard, Inc., Carrier Corporation, a subsidiary of United Technologies Corporation, Lennox Industries, Inc., and York International Corporation. All of these competitors are substantially larger and have greater resources than the Company. The Company competes primarily on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, AAON-Oklahoma often is at a competitive disadvantage on sales of rooftop units because of the emphasis placed on initial cost; whereas, in the replacement market and other owner-controlled purchases of such units, the Company has a better chance of getting the business since quality and long-term cost are generally taken into account.

EMPLOYEES

As of March 1, 1998, the Company had 661 employees and 302 temporaries, none of whom are represented by unions. Management considers its relations with its employees to be good.

PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS

The Company does not consider any patents, trademarks, licenses or concessions held by it to be material to its business operations, other than possibly the patent pending on the heat recovery wheel option known as AAONAIRE (registered trademark) discussed under "Products and Markets".

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


ITEM 2. PROPERTIES.

The plant and office building of AAON-Oklahoma is of sheet metal construction, containing 337,000 square feet (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space), located on a 12-acre tract of land at 2425 South Yukon, Tulsa, Oklahoma. The manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $6.25 million per month in 1997, which is 38% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company. The office space is believed to be adequate for the foreseeable future.

In the past, manufacturing equipment contained in the Tulsa facility has consisted primarily of presses, press breaks and NC punching equipment. During the last half of 1997, a significant change was made in the type of sheet metal fabrication equipment utilized with the purchase of a software driven, automated punching, shearing and bending machine at a cost of approximately $2.5 million. Another such machine is currently on order and is expected to be in operation by July 1, 1998.

Also, on December 31, 1997, the Company purchased a 40-acre tract of land across the street from its Tulsa facility, having a 457,000 square foot manufacturing/warehouse building and a 22,000 square foot office building, at a total cost of $5.1 million.
The buildings are currently over 90% leased and will afford the Company additional plant and office space for long-term growth.

<PAGE 5>
The operations of ACP are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 138,000 square feet on 14 acres. The manufacturing area (approximately 131,000 square feet) is located in two 120-foot wide sheet metal buildings connected by an adjoining structure and a 28,000 square foot building adjacent thereto. The facility is built for light industrial manufacturing.

Bank borrowings of the Company, totalling $12,025,000 at March 1, 1998, are secured, in part, by its Longview buildings.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of its knowledge, has been threatened against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 1997, through December 31, 1997.

<PAGE 6>
                           PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of sales prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:


          Quarter Ended                   High Bid     Low Bid
          -------------                   --------     -------
          March 31, 1996                   $6.38        $4.50
          June 30, 1996                    $6.00        $4.38
          September 30, 1996               $6.38        $4.25
          December 31, 1996                $6.00        $4.63

          March 31, 1997                   $7.60        $4.32
          June 30, 1997                    $8.56        $5.48
          September 30, 1997               $8.46        $7.16
          December 31, 1997                $9.44        $6.40

On March 1, 1998, there were 201 holders of record, and 2,123 beneficial owners, of the Company's Common Stock.

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

<PAGE 7>
Item 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included elsewhere in this report.

                                           Years ended December 31,
                               ----------------------------------------------
 Results of Operations:          1997      1996      1995      1994      1993
 ----------------------        ------    ------    ------    ------    ------
                                 (In thousands, except earnings per share)
 Net sales                    $81,676   $62,845   $67,346   $79,542   $45,394
 Net income                   $ 3,022   $ 2,075   $ 2,069   $ 5,101   $ 2,665
 Basic earnings per share(1)  $   .49   $   .34   $   .34   $   .84   $   .44
 Diluted earnings per share   $   .48   $   .33   $   .33   $   .81   $   .43

                                           Years ended December 31,
                               ----------------------------------------------
 Balance Sheet Data:             1997      1996      1995      1994      1993
 -------------------           ------    ------    ------    ------    ------
                                               (In thousands)
 Total assets                 $42,769   $35,569   $32,212   $32,562   $24,083
 Long-term debt               $12,857   $ 8,976   $10,695   $10,648   $11,008
 Stockholders' equity         $18,873   $15,640   $13,546   $11,461   $ 6,350

______________________

(1) Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options, as determined by applying the treasury stock method.

<PAGE 8>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Set forth below is income statement information with respect to the Company for years 1997, 1996 and 1995:

                                       Years ended December 31,
                                       ------------------------

                                    1997         1996         1995
                                    ----         ----         ----
                                            (In thousands)

Net sales                        $81,676      $62,845      $67,346

Cost of sales                     68,605       51,797       56,528
                                --------     --------     --------
   Gross profit                   13,071       11,048       10,818

Selling, general and
   administrative expenses         8,146        6,413        6,318
                                --------     --------     --------
   Income from operations          4,925        4,635        4,500

Interest expense                     687          838          815

Other expense                        167          406          452
                                --------     --------     --------
   Income before income taxes      4,071        3,391        3,233

Income tax provision               1,049        1,316        1,164
                                --------     --------     --------
   Net income                    $ 3,022      $ 2,075      $ 2,069
                               =========    =========    =========

RESULTS OF OPERATIONS

Net sales increased approximately 30% in 1997 as compared to 1996, and 1996 sales were 7% less than in 1995. The increase in sales in 1997 was attributable to increased sales to the Company's entire customer base, which is expected to continue in 1998. The reduction in sales in 1996 was primarily attributable to a drop in sales to two of the Company's largest customers.

Gross profit decreased in 1997 to 16.0% compared to 17.6% in 1996, but was approximately the same as in 1995 (16.1%). The 1.6% decrease in margins in 1997 was attributable primarily to outsourcing of sheet metal production and a labor shortage, with attendant increased costs.

While SG&A expenses increased by 27% in 1997 compared to 1996, these expenses remained relatively the same in 1997, 1996 and 1995 as a percent of sales.

Interest expense has remained at approximately the same level for three years, despite the significant increase in sales in 1997 and substantial capital expenditures in 1995. Profits in years 1995-1997 also helped to contain borrowings, as did effective control of inventories.

The $239,000 decrease in other expenses in 1997 compared to 1996 reflects the conclusion of amortization expenses in connection with the acquisition of AAON Coil Products, Inc.

Income before income taxes in 1995-1997 were relatively the same as a percent of sales.

The income tax provision in 1997 was affected by permanent tax deductions and credits.

<PAGE 9>
FINANCIAL CONDITION AND LIQUIDITY

Accounts receivable were only $479,000 higher at December 31, 1997, compared to year end 1996, although sales increased by $18.8 million, due to improved collections. Inventories increased by only 16.5% in 1997, even though sales increased by 30%, which reflects more effective controls.

Property, Plant and Equipment at December 31, 1997, was $6.5 million higher than at year end 1996 due to equipment purchases, in excess of depreciation, and the purchase of real property for $5.1 million. All capital expenditures in 1997 were financed out of cash flow, borrowings under the Company's revolving credit bank loan and a $1.26 million equipment financing.

The size of accounts payable at December 31, 1997 and 1996 primarily reflect the inventories and sales volumes in each of those years and the timing of payments to creditors.

Also, accrued liabilities at year-end 1997 and 1996 reflect the amount of reserves (warranty and commissions) related to sales and the timing of estimated income tax payments.

The capital needs of the Company are met primarily by its bank revolving credit facility. Management believes this bank debt
(or comparable financing), term loans and projected profits from operations will provide the necessary liquidity and capital resources to the Company for at least the next five years. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender.

The Company's revolving credit line (which currently extends to June 30, 1999) provides for maximum borrowings of $15,150,000. Interest on this line is payable monthly at the Wall Street Journal prime rate or LIBOR plus 1.85%, at the election of the Company. This loan is collateralized by the accounts receivable, inventory and general intangibles of the Company's two operating subsidiaries.

YEAR 2000 READINESS

Until recently, many software systems were not programmed to correctly recognize dates beyond December 31, 1999 (the "Y2K Problem"). The Company's software systems do not have the Y2K Problem. The Company will continue to work with its customers and suppliers to minimize any impact of their Y2K Problems on AAON.

FORWARD-LOOKING STATEMENTS

This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans" "believes", "seeks", "estimates", "will", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in material prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

<PAGE 10>
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data are included at page 15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

<PAGE 11>
                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

<PAGE 12>
                           PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a)  1.   Financial statements.
            See Index to Consolidated Financial Statements on page 14.

     2.   Exhibits:

          (3) (A)    Articles of Incorporation (i)
              (A-1)  Article Amendments (ii)
              (B)    Bylaws (i)
              (B-1)  Amendment of Bylaws (iii)

          (4) (A)    Restated Revolving Credit and Term
                     Loan Agreement ("Loan Agreement")
                     and related documents (iii)
              (A-1)  Latest amendment of Loan Agreement(iv)

          (10)       AAON, Inc. 1992 Stock Option Plan, as
                     amended (v)

          (21)       List of Subsidiaries (v)

          (27)       Financial Data Schedule
          -----------------

   (i)    Incorporated herein by reference to the
          exhibits to the Company's Form S-18
          Registration Statement No. 33-18336-LA.

   (ii)   Incorporated herein by reference to the
          exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1990, and to the Company's Forms
          8-K dated March 21, 1994, and March 10, 1997.

   (iii)  Incorporated herein by reference to the
          Company's Form 8-K dated June 22, 1992, or exhibits thereto.

   (iv) Incorporated herein by reference to exhibit to the Company's Form 8-K dated September 26, 1997.

   (v) Incorporated herein by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to the Company's Form S-8 Registration
          Statement No. 33-78520, as amended.

(b) The Company did not file any reports on Form 8-K during the period from October 1, 1997, to December 31, 1997.

<PAGE 13>
                           SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                         AAON, INC.


Dated:  March 25, 1998   By:  /s/ Norman H. Asbjornson
                             ------------------------------------
                                  Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 25, 1998        /s/ Norman H. Asbjornson
                             ------------------------------------
                                  Norman H. Asbjornson
                                  President and Director
                                  (principal executive officer)

Dated:  March 25, 1998        /s/ William A. Bowen
                             ------------------------------------
                                  William A. Bowen
                                  Vice President-Finance and Director
                                  (principal financial officer
                                   and principal accounting officer)

Dated:  March 25, 1998        /s/ John B. Johnson, Jr.
                             ------------------------------------
                                  John B. Johnson, Jr.
                                  Director


Dated:  March 25, 1998        /s/ Joseph M. Klein
                             ------------------------------------
                                  Joseph M. Klein
                                  Director


<PAGE 14>

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------


                                                            Page
                                                            ----

Report of Independent Public Accountants                     15

Consolidated Balance Sheets                                  16

Consolidated Statements of Operations                        17

Consolidated Statements of Stockholders' Equity              18

Consolidated Statements of Cash Flows                        19

Notes to Consolidated Financial Statements                   20


<PAGE 15>

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
            ----------------------------------------


To the Stockholders of AAON, Inc.:


We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP



Tulsa, Oklahoma
   February 4, 1998

<PAGE 16>

                                   AAON, INC.
                                   ----------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      (In thousands, except share amounts)


                                                             DECEMBER 31,
                                                          -----------------
                        ASSETS                               1997      1996
                        ------                            -------   -------
CURRENT ASSETS:
  Cash                                                   $     26  $    138
  Accounts receivable, net (Notes 2 and 4)                 14,018    13,539
  Inventories, net (Notes 2 and 4)                         10,652     9,140
  Prepaid expenses and other                                  403       160
  Deferred income taxes (Note 5)                            1,043     1,604
                                                         --------  --------
     Total current assets                                  26,142    24,581
                                                         --------  --------

PROPERTY, PLANT AND EQUIPMENT, net (Notes 2 and 4)         16,585    10,133

OTHER ASSETS (Note 2)                                          42       855
                                                         --------  --------
     Total assets                                        $ 42,769  $ 35,569
                                                         ========  ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                       $  7,137  $  6,097
  Accrued liabilities (Note 2)                              3,727     4,765
  Current maturities of long-term debt (Note 4)               175        91
                                                         --------  --------
     Total current liabilities                             11,039    10,953
                                                         --------  --------

LONG-TERM DEBT (Note 4)                                    12,857     8,976
                                                         --------  --------
STOCKHOLDERS' EQUITY, per accompanying statements:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued                                -         -
  Common stock, $.004 par value, 50,000,000 shares
      authorized, 6,176,449 and 6,128,574 issued at
      December 31, 1997 and 1996, respectively                 25        25
  Additional paid-in capital                                7,916     7,705
  Retained earnings                                        10,932     7,910
                                                         --------  --------
     Total stockholders' equity                            18,873    15,640
                                                         --------  --------
     Total liabilities and stockholders' equity          $ 42,769  $ 35,569
                                                         ========  ========

The accompanying notes are an integral
part of these consolidated balance sheets.

<PAGE 17>

                                   AAON, INC.
                                   ----------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    (In thousands, except per share amounts)



                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                          1997         1996        1995
                                       -------      -------     -------
NET SALES (Note 6)                     $81,676      $62,845     $67,346

COST OF SALES                           68,605       51,797      56,528
                                       -------      -------     -------
     GROSS PROFIT                       13,071       11,048      10,818

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES               8,146        6,413       6,318
                                       -------      -------     -------
      INCOME FROM OPERATIONS             4,925        4,635       4,500

INTEREST EXPENSE                           687          838         815

OTHER EXPENSE                              167          406         452
                                       -------      -------     -------
      INCOME BEFORE INCOME TAXES         4,071        3,391       3,233

INCOME TAX PROVISION (Note 5)            1,049        1,316       1,164
                                       -------      -------     -------
      NET INCOME                       $ 3,022      $ 2,075     $ 2,069
                                      ========     ========    ========
EARNINGS PER SHARE (Note 2):
Basic                                  $   .49      $   .34     $   .34
                                      ========     ========    ========
Diluted                                $   .48      $   .33     $   .33
                                      ========     ========    ========
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
Basic                                 6,159,177    6,118,697   6,104,666
                                      =========    =========   =========
Diluted                               6,303,426    6,301,560   6,314,937
                                      =========    =========   =========

The accompanying notes are an integral
part of these consolidated statements.


<PAGE 18>

                                   AAON, INC.
                                   ----------


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                                 (In thousands)



                                      Common Stock     Paid-in  Retained
                                    Shares    Amount   Capital  Earnings     Total
                                    ------    ------   -------  --------    ------
BALANCE, JANUARY 1, 1995             6,101   $   24    $ 7,671   $ 3,766   $11,461

NET INCOME                               -        -          -     2,069     2,069

STOCK OPTIONS EXERCISED (Note 7)        12        -         16         -        16
                                    ------   ------     ------    ------    ------
BALANCE, DECEMBER 31, 1995           6,113       24      7,687     5,835    13,546

NET INCOME                               -        -          -     2,075     2,075

STOCK OPTIONS EXERCISED (Note 7)        15        1         18         -        19
                                    ------   ------     ------    ------    ------
BALANCE, DECEMBER 31, 1996           6,128       25      7,705     7,910    15,640

NET INCOME                               -        -          -     3,022     3,022

STOCK OPTIONS EXERCISED (Note 7)        48        -        211         -       211
                                    ------   ------     ------    ------    ------
BALANCE, DECEMBER 31, 1997           6,176   $   25    $ 7,916   $10,932   $18,873
                                   =======  =======    =======   =======   =======

The accompanying notes are an integral
part of these consolidated statements.


<PAGE 19>

                                   AAON, INC.
                                   ----------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------
                                 (In thousands)

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                           1997      1996      1995
                                                       --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 3,022   $ 2,075   $ 2,069
Adjustments to reconcile net income to net cash
 provided by operating activities-
   Depreciation and amortization                          2,517     2,497     2,705
   Provision for losses on accounts receivable              175       450       122
   Provision for excess and obsolete inventories             20         -         -
   (Gain) loss on disposition of assets                     (13)        -         1
   Deferred income taxes                                  1,370      (860)     (146)
   Change in assets and liabilities-
    (Increase) decrease in accounts receivable             (654)   (4,143)    1,930
    (Increase) decrease in inventories                   (1,532)      (59)    1,184
    (Increase) decrease in prepaid expenses and other      (239)      286      (216)
    Increase (decrease) in accounts payable               1,040     1,673    (1,428)
    Increase (decrease) in accrued liabilities             (934)    2,160    (1,060)
                                                         ------    ------    ------
      Total adjustments                                   1,750     2,004     3,092
                                                         ------    ------    ------
      Net cash provided by operating activities           4,772     4,079     5,161
                                                         ------    ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment          81         -         3
Capital expenditures                                     (9,037)   (2,053)   (4,596)
                                                         ------    ------    ------
      Net cash used in investing activities              (8,956)   (2,053)   (4,593)
                                                         ------    ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement              39,910    32,651    40,276
Payments under revolving credit agreement               (37,115)  (31,899)  (39,653)
Proceeds from long-term debt                              1,260         -       400
Payments on long-term debt                                  (90)   (3,322)     (970)
Stock options exercised                                     107        19        16
                                                         ------    ------    ------
      Net cash provided by (used in)
        financing activities                              4,072    (2,551)       69
                                                         ------    ------    ------
NET INCREASE (DECREASE) IN CASH                            (112)     (525)      637
                                                         ------    ------    ------
CASH, beginning of year                                     138       663        26
                                                         ------    ------    ------
CASH, end of year                                       $    26   $   138   $   663
                                                        =======   =======   =======

The accompanying notes are an integral
part of these consolidated statements.

<PAGE 20>
                           AAON, INC.
                           ----------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                   DECEMBER 31, 1997 AND 1996
                   --------------------------
                 (Dollar amounts in thousands,
            except share and per share information)


1.  OPERATIONS AND ORGANIZATION:

AAON, Inc. (the Company, a Nevada corporation) is engaged in the manufacture and sale of commercial rooftop air conditioners, heating equipment and air conditioning coils through its wholly-owned subsidiaries AAON, Inc. (AAON, an Oklahoma corporation) and AAON Coil Products, Inc. (ACP, a Texas corporation). Products are primarily sold to building owner/operators in the domestic commercial and industrial new construction and replacement markets.

2.  ACCOUNTING POLICIES:

Consolidation
-------------

The consolidated financial statements include the accounts of the Company and its subsidiaries, AAON and ACP. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
-------------------

Revenues are recognized at the time of shipment.

Inventories
-----------

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Property, plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

<PAGE 21>
                                                Years
                                                -----
Buildings                                       10-20
Machinery and equipment                          3-7
Furniture and fixtures                           3-5

Warranties
----------

A provision is made for the estimated cost of warranty obligations at the time the related products are sold. Warranty expense was $2,356, $1,547 and $2,033 for the years ended
December 31, 1997, 1996 and 1995, respectively.

Earnings Per Share
------------------

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share," effective December 31, 1997, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options, as determined by applying the treasury stock method.

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

Details to Consolidated Balance Sheets
                                                 December 31,
                                                 ------------
                                                 1997      1996
                                              -------   -------
ACCOUNTS RECEIVABLE:
  Accounts receivable                         $14,378   $14,072
  Less- allowance for doubtful accounts           360       533
                                              -------   -------
     Total, net                               $14,018   $13,539
                                             ========  ========

INVENTORIES:
  Raw materials                               $ 7,223   $ 5,640
  Work in process                               2,136     1,385
  Finished goods                                1,443     2,245
                                              -------   -------
                                               10,802     9,270
  Less- allowance for excess and
    obsolete inventories                          150       130
                                              -------   -------
     Total, net                               $10,652   $ 9,140
                                             ========  ========
<PAGE 22>
                                                 December 31,
                                                 ------------
                                                 1997      1996
                                              -------   -------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                        $   874   $   274
  Buildings                                    11,865     7,278
  Machinery and equipment                      11,906     8,933
  Furniture and fixtures                        1,909     1,516
                                              -------   -------
                                               26,554    18,001
  Less- accumulated depreciation                9,969     7,868
                                              -------   -------
     Total, net                               $16,585   $10,133
                                             ========  ========

OTHER ASSETS:
  Deferred income taxes                       $     -   $   809
  Other                                            42        46
                                              -------   -------
     Total                                    $    42   $   855
                                             ========  ========
ACCRUED LIABILITIES:
  Warranty                                    $ 1,490   $ 1,390
  Commissions                                   1,220     1,441
  Income taxes                                      -     1,214
  Other                                         1,017       720
                                              -------   -------
     Total                                    $ 3,727   $ 4,765
                                             ========  ========


                                            Year Ended December 31,
                                            -----------------------
                                             1997     1996     1995
                                            -----    -----    -----
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Balance, beginning of period              $ 533    $ 204    $ 145
  Provision for losses on accounts
    receivable                                175      450      122
  Accounts receivable written off,
    net of recoveries                        (348)    (121)     (63)
                                            -----    -----    -----
  Balance, end of period                    $ 360    $ 533    $ 204
                                           ======   ======   ======

ALLOWANCE FOR EXCESS AND OBSOLETE
INVENTORY:
  Balance, beginning of period              $ 130    $ 150    $ 240
  Provision for excess and obsolete
    inventories                                20        -        -
  Inventories written off                       -      (20)     (90)
                                            -----    -----    -----
  Balance, end of period                    $ 150    $ 130    $ 150
                                           ======   ======   ======

3.  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest payments of $682, $813 and $815 were made during the years ended December 31, 1997, 1996 and 1995, respectively. Payments for income taxes of $912, $652 and $1,604 were made during the years ended December 31, 1997, 1996 and 1995, respectively.

<PAGE 23>
4.  DEBT:

Long-term debt at December 31, consists of the following:

                                                       1997      1996
                                                     ------    ------
$15,150 bank line of credit, with interest
  payable monthly at LIBOR plus 1.85% (7.81% at
  December 31, 1997), due June 30, 1999,
  collateralized by accounts receivable and
  inventory.                                        $11,485   $ 8,690

Bank note, payable in monthly installments of $3,
  through March 2000, plus interest at the bank's
  prime rate plus 1/4% (8.75% at December 31, 1997),
  collateralized by real estate.                        287       327

Note payable, due in 84 equal monthly
  installments beginning in April 1998, plus
  interest at the 30-day commercial paper rate
  plus 1.75% (7.5% at December 31, 1997),
  collateralized by machinery and equipment.          1,260        50
                                                    -------   -------
                                                     13,032     9,067
Less- current maturities                                175        91
                                                    -------   -------
                                                    $12,857   $ 8,976
                                                   ========  ========

Maturities of long-term debt for each of the years ended December
31, are as follows:

           1998                          $   175
           1999                           11,705
           2000                              387
           2001                              180
           2002                              180
           Thereafter                        405
                                         -------
                                         $13,032
                                        ========

The revolving credit agreement requires, among other things, that the Company maintain a minimum tangible net worth, working capital and debt to tangible net worth ratio and it limits capital expenditures. At December 31, 1997, the Company was in compliance with the covenants of the revolving credit agreement or obtained the necessary covenant waiver.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

5.  INCOME TAXES:

The Company accounts for income taxes as required by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for
Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax basis of assets and liabilities using currently enacted tax rates.

<PAGE 24>
The income tax provision consists of the following:

                                           Years Ended December 31,
                                          --------------------------
                                             1997      1996     1995
                                          -------   -------  -------

Current                                   $   622   $ 2,176  $ 1,310
Deferred                                      427      (860)    (146)
                                          -------   -------  -------
                                          $ 1,049   $ 1,316  $ 1,164
                                          =======   =======  =======

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                            Years Ended December 31,
                                           --------------------------
                                              1997     1996      1995
                                           -------  -------   -------
Federal statutory rate                         34%      34%       34%
State income taxes                              -        5         4
Employment credits                             (4)       -         -
Other                                          (4)       -        (2)
                                           -------  -------   -------
                                               26%      39%       36%
                                           =======  =======   =======

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 are as follows:

                                                      1997     1996
                                                    ------   ------
Net deferred tax assets (liabilities) -
Valuation reserves for inventories and
  accounts receivable                               $  197   $  450
Warranty accrual                                       575      535
Other accruals                                         291      572
Depreciation and amortization                          (41)     388
Other, net                                              21      468
                                                    ------   ------
                                                    $1,043   $2,413
                                                    ======   ======

6.  MAJOR CUSTOMERS:

Sales to customers with greater than 10% of total sales consist of the following:

                                         -Years Ended December 31,
                                        ---------------------------
                                          1997       1996      1995
                                        ------     ------    ------
Target Stores, Inc.                        11%        14%       17%
Wal-Mart Stores, Inc.                      11%         *        27%

*  - Less than 10%


<PAGE 25>
7.  BENEFIT PLANS:

The Company maintains a stock option plan for key employees and directors and restricts 1,000,000 shares of common stock for issuance under the plan. Under the terms of this plan, the exercise price of shares granted will not be less than 85% of their fair market value at the date of the grant. The exercise price of all options granted was equal to the market price at the date of grant. Options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable for ten years. At December 31, 1997, 389,625 shares were available for granting future options. The number and exercise price of options granted were as follows:

                                            Number           Price
                                           of Shares       Per Share
                                           ---------     ------------
OUTSTANDING AT JANUARY 1, 1995              276,650      $1.14-$13.01
  Granted                                   207,125       $4.50-$5.88
  Exercised                                 (15,125)            $1.19
  Cancelled                                 (42,900)           $13.01
                                           ---------     ------------
OUTSTANDING AT DECEMBER 31, 1996            425,750       $1.14-$5.88
  Granted                                   167,500       $5.25-$7.19
  Exercised                                 (47,875)      $1.14-$5.13
  Cancelled                                 (20,000)            $5.13
                                           --------      ------------
OUTSTANDING AT DECEMBER 31, 1997            525,375       $1.14-$7.19
                                           ========      ============

EXERCISABLE AT DECEMBER 31, 1997            221,975       $1.14-$7.19
                                           ========      ============

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

                                               1997          1996
                                             ------        ------
Net income:
  As reported                                $3,022        $2,075
  Pro forma                                  $2,933        $2,004

Basic earnings per share:
  As reported                                $  .49        $  .34
  Pro forma                                  $  .48        $  .33

Diluted earnings per share:
  As requested                               $  .48        $  .33
  Pro forma                                  $  .47        $  .32

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

<PAGE 26>
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 48.26% to 49.41%; risk-free interest rate of 6.31% to 6.98%; and expected lives of eight years.

The Company sponsors a defined contribution benefit plan. Employees can make contributions at a minimum of 1% and a maximum of 15% of compensation. The Company may, on a discretionary basis, contribute a Company matching contribution not to exceed 6% of compensation. The Company made matching contributions of $159, $97 and $84 in 1997, 1996 and 1995, respectively.

The Company maintains a profit sharing bonus plan under which 10% of pre-tax profit is paid to eligible employees on a quarterly basis. Profit sharing expense was $509, $303 and $479 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.  COMMITMENT:

During 1997, the Company entered into an agreement with a machinery manufacturer for the purchase of sheet metal punching and bending machines. The total purchase price of the machines is $3,300. The purchase price will be financed through a long-term note with a finance company.