Form 10-Q
period 1998-03-31
AAON INC
filed 1998-05-08
CIK 824142

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended March 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,178,449 shares of $.004 par value Common Stock.

<PAGE 1>
                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          On pages 2 through 7 of this report.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          RESULTS OF OPERATIONS.  Net sales increased by
$6,625,000, 39% (from $16,880,000 to $23,505,000), during the three-month period ended March 31, 1998, compared to the same period in 1997.

          Net income increased by $388,000, 54% [from $716,000,
$.12 per share (basic), to $1,104,000, $.18 per share (basic)], during the first quarter of 1998, compared to the same quarter in 1997.

          The increase in sales during the first three months of 1998 compared to 1997 resulted from higher sales to all types of customers, e.g., retail stores, schools, industrial and office buildings. The earnings increase reflects higher sales, partially offset by lower margins due to increased labor costs in the very tight Tulsa labor market and outsourcing of sheet metal fabrication. Also, despite the much higher sales in the first quarter of 1998 compared to 1997, selling, general and administrative expenses increased only 14% (from $1,135,000 to $1,292,000). Orders are well ahead of last year and management anticipates increased sales and earnings for the remainder of the year.

          FINANCIAL CONDITION AND LIQUIDITY. The $951,000 increase in inventories (from $10,652,000 to $11,603,000) at March 31, 1998, compared to December 31, 1997, reflects the higher sales volume. Although machinery and equipment increased by $983,000 during the three months ended March 31, 1998, net cash provided by operations of $1,765,000 allowed the Company to reduce its long-term debt by $665,000.

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

          For information concerning the Company's long-term debt at March 31, 1998, see Note 3 to the Financial Statements on pages 6 and 7 of this report.


Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.

          Not applicable

<PAGE 2>
                           AAON, Inc.
                   Consolidated Balance Sheets

                                         MARCH 31,        DEC 31,
                                             1998 *         1997
                                               (In Thousands)
ASSETS

CURRENT ASSETS:
  Cash                                  $        11  $        26
  Accounts receivable                        14,495       14,018
  Inventories                                11,603       10,652
  Prepaid expenses                              455          403
  Deferred income tax                         1,043        1,043
                                           --------     --------
   Total current assets                      27,607       26,142
                                           --------     --------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                          874          874
  Buildings                                  11,926       11,865
  Machinery and equipment                    12,889       11,906
  Furniture and fixtures                      1,911        1,909
                                           --------     --------
                                             27,600       26,554
  Less-accumulated depreciation              10,647        9,969
                                           --------     --------
   Net property, plant and equipment         16,953       16,585

OTHER ASSETS                                     42           42
                                           --------     --------
                                        $    44,602  $    42,769
                                           ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $     7,452  $     7,137
  Accrued liabilities                         4,875        3,727
  Current maturities of long-term debt          248          175
                                           --------     --------
   Total current liabilities                 12,575       11,039
                                           --------     --------
LONG TERM DEBT                               11,984       12,857
                                           --------     --------
STOCKHOLDERS' EQUITY:
Common stock, $.004 par, 50,000,000
   shares authorized, 6,191,199 issued
   and outstanding                               25           25
Preferred stock, 5,000,000 shares
   authorized, no shares issued
Additional paid-in capital                    7,981        7,916
Retained earnings                            12,037       10,932
                                           --------     --------
   Total stockholders' equity                20,043       18,873
                                           --------     --------
                                        $    44,602  $    42,769
                                           ========     ========
* Unaudited

<PAGE 3>

                                AAON, Inc.
                   Consolidated Statements of Operations

                                   Three        Three
                                  Months       Months
                                   Ended        Ended
                                MARCH 31,    MARCH 31,
                                    1998*        1997*
                                     (In Thousands)
Sales, net                      $ 23,505     $ 16,880

Cost of sales                     19,655       13,666
                                --------     --------
  Gross profit                     3,850        3,214

Selling, general and
 administrative expenses           2,005        1,820
                                --------     --------
  Income from operations           1,845        1,394

Interest expense                     140          156

Amortization and other expense       <28>          45
                                --------     --------
Income before income taxes         1,733        1,193

Income tax provision                 629          477
                                --------     --------
  Net income                    $  1,104     $    716
                                ========     ========
Net income per share (Basic)    $    .18     $    .12
                                ========     ========
                     (Diluted)  $    .17     $    .11
                                ========     ========
* Unaudited

<PAGE 4>

                                 AAON, Inc.
               Consolidated Statements of Stockholders' Equity


                                     COMMON STOCK           PAID IN  ACCUMULATED
                                   SHARES       AMOUNT      CAPITAL     EARNINGS     TOTAL
                               ----------   ----------   ----------   ----------  -----------
BALANCE, December 31, 1997      6,176,000  $    25,000  $ 7,916,000  $10,932,000  $18,873,000

ISSUE OF COMMON STOCK*             15,200          -0-       66,000          -0-       66,000

NET INCOME                            -0-          -0-          -0-    1,104,000    1,104,000

                              -----------  -----------  -----------  -----------  -----------
BALANCE, March 31, 1998*        6,191,200  $    25,000  $ 7,982,000  $12,036,000  $20,043,000
                              ===========  ===========  ===========  ===========  ===========
*Unaudited

<PAGE 5>

                                  AAON, Inc.
                      Consolidated Statements of Cash Flows
                                                   Three        Three
                                                  Months       Months
                                                   Ended        Ended
                                                MARCH 31,    MARCH 31,
                                                    1998*        1997*
                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 1,104      $   716

Adjustments to reconcile net income
to net cash provided by operating
activities-
  Depreciation and amortization                      678          596

  Change in assets and liabilities:
    <Increase> decrease in:

       Accounts Receivable                          <477>       1,724
       Inventories                                  <951>        <739>
       Prepaid Expenses                              <52>        <104>

    Increase <decrease> in:

       Accounts Payable                              315       <1,668>
       Accrued Liabilities                         1,148          350
                                                 -------      -------
           Total adjustments                         661          159
                                                 -------      -------
    Net cash provided by <used in>
      Operating Activities                         1,765          875
                                                 -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                           <1,046>        <388>

                                                 -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under revolving credit agreement      9,000        8,675

   Payments under revolving credit agreement     <10,705>      <9,060>

   Changes in long-term debt                         905          <60>

   Cash from issue of stock                           66           31
                                                 -------      -------
      Net cash provided by <used in>
        financing activities                        <734>        <414>
                                                 -------      -------
NET CHANGE IN CASH                                   <15>          73

CASH, beginning of period                             26          138
                                                 -------      -------
CASH, end of period                              $    11      $   211
                                                 =======      =======
* Unaudited

<PAGE 6>
                            AAON, INC.

                   NOTES TO FINANCIAL STATEMENTS
                   -----------------------------

                          March 31, 1998


1.   BASIS OF PRESENTATION:
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 1997, filed by AAON, Inc. with the SEC. Management believes that no adjustments to the financial statements are necessary.

2.   INVENTORIES:
Inventories at March 31, 1998 (unaudited), and December 31, 1997, consist of the following:
                               March 31,     December 31,
                                  1998           1997
                            ------------     ------------
     Raw Materials            $6,771,000       $7,073,000
     Work in Process           2,621,000        2,136,000
     Finished Goods            2,211,000        1,443,000
                            ------------     ------------
                             $11,603,000      $10,652,000
                           -------------    -------------
3.   LONG-TERM DEBT:
Long-term debt at March 31, 1998 (unaudited), and December 31,
1997, consists of the following:

                               March 31,     December 31
                                 1998            1997
                               ---------     -----------

     Bank Note,
       payable in monthly principal
       payments of $3,333 through
       February 2000, with a balloon
       payment in March 2000, plus
       interest payable monthly at
       bank's base rate plus 0.25%
       (8.75% at Sept. 30, 1997)
       collateralized by
       real estate
                              $   277,000    $   287,000

<PAGE 7>
     $15,150,000 bank line of credit
       with interest payable monthly
       at LIBOR plus 1.85% (7.44375%
       at March 31, 1998) due
       June 30, 1999 collateralized
       by accounts receivable,
       inventory, and intangibles
       of AAON and AAON COIL PRODUCTS

                                9,780,000     11,485,000

     Note payable due in 84 month
       equal installments estimated
       to begin in May, 1998, plus
       interest at the 30 day paper
       commercial rate plus 1.75%
       (7.47% at March 31, 1998)
       collateralized by machinery
       and equipment.
                                2,175,000      1,260,000
                              -----------    -----------
                               12,232,000     13,032,000

     Less Current Maturities      248,000        175,000
                              -----------    -----------
                              $11,984,000    $12,857,000
                              -----------    -----------

4.   FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1997, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note      Description
----      ----------------------------
 1        Operations and Organization
 2        Accounting Policies
 5        Income Taxes
 6        Major Customers
 7        Benefit Plans
 8        Commitment


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


                                   AAON, INC.



Dated:  May 5, 1998           By:  /s/ Norman H. Asbjornson
                                   -------------------------
                                       Norman H. Asbjornson
                                            President



Dated:  May 5, 1998           By:  /s/ William A. Bowen
                                   -------------------------
                                       William A. Bowen
                                   Vice President - Finance