Form 10-Q
period 1998-06-30
AAON INC
filed 1998-08-06
CIK 824142

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,201,949 shares of $.004 par value Common Stock.


<PAGE 1>
                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          On pages 3 through 8 of this report.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Results of Operations. Net sales increased by $12,531,000 (from $36,933,000 to $49,464,000) during the six-
month period ended June 30, 1998, compared to the same period in 1997, and by $5,906,000 (from $20,053,000 to $25,959,000) during the second quarter of 1998 compared to 1997.

          Net income increased by $956,000 (from $1,427,000, $.23 (Diluted) per share, to $2,383,000, $.37 per share) during the six-month period ended June 30, 1998, compared to the same period in 1997, and by $568,000 (from $711,000, $.11 per share, to
$1,279,000, $.20 per share) during the second quarter of 1998 compared to 1997.

          The increase in sales during the first six months of 1998 compared to 1997 resulted from higher sales to all types of customers, e.g., retail stores, schools, industrial and office buildings. The earnings increase reflects higher sales and lower costs and expenses, despite continued abnormal overtime and higher labor costs in the very tight labor market. Orders are well ahead of last year and management anticipates increased sales and earnings for the remainder of the year.

          Financial Condition and Liquidity. While there were material increases in current assets ($3,540,000) and current liabilities ($4,000,000) at June 30, 1998, compared to December 31, 1997, these increases reflect the higher sale volume. Although the Company made capital expenditures totalling $3,773,000 during the six months ended June 30, 1998, net cash provided by operations of $3,940,000 allowed the Company to reduce its long-term debt by $216,000.

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

          For information concerning the Company's long-term debt at June 30, 1998, see Note 3 to the Financial Statements on Page
7 and 8 of this report.

          Forward-Looking Statements. Language above containing forward-looking statements is based on beliefs of the Company's management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements.

<PAGE 2>
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.

          Not applicable



<PAGE 3>

                           AAON, Inc.
                   Consolidated Balance Sheets

                                          JUNE 30,        DEC 31,
                                             1998 *         1997
                                               (In Thousands)
ASSETS

CURRENT ASSETS:
  Cash                                  $        16  $        26
  Accounts receivable                        15,370       14,018
  Inventories                                12,777       10,652
  Prepaid expenses                              476          403
  Deferred income tax                         1,043        1,043
                                           --------     --------
   Total current assets                      29,682       26,142
                                           --------     --------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                          874          874
  Buildings                                  12,034       11,865
  Machinery and equipment                    15,465       11,906
  Furniture and fixtures                      1,954        1,909
                                           --------     --------
                                             30,327       26,554
  Less-accumulated depreciation              11,379        9,969
                                           --------     --------
   Net property, plant and equipment         18,948       16,585

OTHER ASSETS                                      3           42
                                           --------     --------
                                        $    48,633  $    42,769
                                           ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $     9,578  $     7,137
  Accrued liabilities                         4,983        3,727
  Current maturities of long-term debt          478          175
                                           --------     --------
   Total current liabilities                 15,039       11,039
                                           --------     --------
LONG-TERM DEBT                               12,221       12,857
                                           --------     --------
STOCKHOLDERS' EQUITY:
Common stock, $.004 par, 50,000,000
   shares authorized, 6,201,949 issued
   and outstanding                               25           25
Preferred stock, 5,000,000 shares
   authorized, no shares issued
Additional paid-in capital                    8,033        7,916
Retained earnings                            13,315       10,932
                                           --------     --------
   Total stockholders' equity                21,373       18,873
                                           --------     --------
                                        $    48,633  $    42,769
                                           ========     ========
* Unaudited



<PAGE 4>

                                AAON, Inc.
                   Consolidated Statements of Operations

                                   Three        Three         Six          Six
                                  Months       Months      Months       Months
                                   Ended        Ended       Ended        Ended
                                 June 30,     June 30,    June 30,     June 30,
                                   1998*        1997*       1998*        1997*
                                                 (In Thousands)
Sales, net                      $ 25,959     $ 20,053     $ 49,464     $ 36,933

Cost of sales                     20,776       16,826       40,431       30,492
                                --------     --------     --------     --------
  Gross profit                     5,183        3,227        9,033        6,441

Selling, general and
 administrative expenses           2,811        1,868        4,816        3,688
                                --------     --------     --------     --------
  Income from operations           2,372        1,359        4,217        2,753

Interest expense                     275          156          415          312

Amortization and other expense       <60>          26          <88>          71
                                --------     --------     --------     --------
Income before income taxes         2,157        1,177        3,890        2,370

Income tax provision                 878          466        1,507          943
                                --------     --------     --------     --------
  Net income                    $  1,279     $    711     $  2,383     $  1,427
                                ========     ========     ========     ========
Net income per share (Basic)    $    .21     $    .12     $    .38     $    .23
                                ========     ========     ========     ========
                     (Diluted)  $    .20     $    .11     $    .37     $    .23
                                ========     ========     ========     ========

* Unaudited



<PAGE 5>

                                 AAON, Inc.
               Consolidated Statements of Stockholders' Equity


                                    COMMON STOCK         PAID IN      ACCUMULATED
                                 SHARES       AMOUNT     CAPITAL      EARNINGS     TOTAL
                               ----------   ----------   ----------   ----------   ----------
BALANCE, December 31, 1997      6,176,000  $    25,000  $ 7,916,000  $10,932,000  $18,873,000

ISSUE OF COMMON STOCK*             26,000          -0-       117,000          -0-     117,000

NET INCOME                            -0-          -0-          -0-    2,383,000    2,383,000

                              -----------  -----------  -----------  -----------  -----------
BALANCE, June 30, 1998*         6,202,000  $    25,000  $ 8,033,000  $13,315,000  $21,373,000
                              ===========  ===========  ===========  ===========  ===========
* Unaudited



<PAGE 6>

                                  AAON, Inc.
                      Consolidated Statements of Cash Flows
                                                     Six          Six      Three      Three
                                                  Months       Months     Months     Months
                                                   Ended        Ended      Ended      Ended
                                                 June 30,     June 30,   June 30,   June 30,
                                                   1998*        1997*      1998*      1997*
                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 2,383      $ 1,427    $ 1,279    $   711

Adjustments to reconcile net income
to net cash provided by operating
activities-

  Depreciation and amortization                    1,410        1,123        732        527

  Change in assets and liabilities:
    <Increase> decrease in
    accounts receivable                           <1,352>         861       <875>      <863>

    <Increase> decrease in inventories            <2,125>      <1,439>    <1,174>      <700>

    <Increase> decrease in prepaid expenses          <73>        <669>       <21>      <565>

    Increase <decrease> in accounts payable        2,441          638      2,126      2,306

    Increase <decrease> in accrued liabilities     1,256         <209>       108       <559>
                                                 -------      -------    -------    -------
      Total adjustments                            1,557          305        896        146
                                                 -------      -------    -------    -------
    Net cash provided by <used in>
      operating activities                         3,940        1,732      2,175        857
                                                 -------      -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           <3,773>        <915>    <2,727>      <527>

   Payments for other assets                          39            2         39          2
                                                 -------      -------    -------    -------
      Net cash used in investing activities       <3,734>        <913>    <2,688>      <525>
                                                 -------      -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under revolving credit agreement     22,055       17,925     13,055      9,250

   Payments under revolving credit agreement     <24,090>     <18,340>   <13,385>    <9,280>

   Payments on long-term debt                      1,702          <70>       797        <10>

   Cash from issue of stock                          117           55         51         24

                                                 -------      -------    -------    -------
      Net cash provided by <used in>
        financing activities                        <216>        <430>       518        <16>
                                                 -------      -------    -------    -------
NET CHANGE IN CASH                                   <10>         389          5        316
CASH, beginning of period                             26          138         11        211
                                                 -------      -------    -------    -------
CASH, end of period                              $    16      $   527    $    16    $   527
                                                 =======      =======    =======    =======

* Unaudited



<PAGE 7>
                           AAON, INC.

                 NOTES TO FINANCIAL STATEMENTS

                         June 30, 1998


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

2.   INVENTORIES:
Inventories at June 30, 1998 (unaudited), and December 31, 1997, consist of the following:
                                 June 30,            December 31,
                                   1998                  1997
                             ------------            ------------
Raw Materials                $  8,741,000            $  7,073,000
Work in Process                 1,806,000               2,136,000
Finished Goods                  2,230,000               1,443,000
                             ------------            ------------
                             $ 12,777,000            $ 10,652,000
                             ------------            ------------

3.   LONG-TERM DEBT:
Long-term debt at June 30, 1998 (unaudited), and December 31,
1997, consists of the following:

                                  June 30,            December 31,
                                    1998                  1997
                             -------------            ------------
 Bank Note,
   payable in monthly principal
   payments of $3,333 through
   February 2000, with a balloon
   payment in March 2000, plus
   interest payable monthly at
   bank's base rate plus 0.25%
   (8.75% at June 30, 1998)
   collateralized by real estate
                               $   267,000             $   287,000

<PAGE 8>
 $15,150,000 bank line of credit
    with interest payable monthly
    at LIBOR plus 1.70% (7.35625%
    at June 30, 1998) due
    August 31, 2000 collateralized
    by accounts receivable,
    inventory, and intangibles
    of AAON and AAON COIL PRODUCTS
                               $ 9,450,000             $11,485,000

 Three notes payable due in 84
   equal installments totaling $36,489
   beginning in April and May, 1998,
   plus interest at 7.47% and 7.52%
   collateralized by machinery
   and equipment.
                                 2,982,000               1,260,000
                               -----------             -----------
                                12,699,000              13,032,000

 Less Current Maturities           478,000                 175,000
                               -----------             -----------
                               $12,221,000             $12,857,000
                               -----------             -----------

4.   FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1997, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note                  Description
----      --------------------------------------
 1        Operations and Organization
 2        Accounting Policies
 5        Income Taxes
 6        Major Customers
 7        Benefit Plans
 8        Commitment

5.   NEW ACCOUNTING PRONOUNCEMENTS:
In June 1998, the Financial Standards Board issued Statement of
Financial Accounting  Standards No. 133, Accounting for
Derivative Instruments and Hedging Activities. The Company has determined that the adoption of this statement will have no effect on its financial statements.

<PAGE 9>
                  PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b) Reports on Form 8-K - Registrant filed one report on Form 8-K (dated May 27, 1998) during the quarter ended June 30, 1998, reporting an amendment of its Bylaws to change the date of the annual meeting of stockholders to the fourth Tuesday in May of each year, commencing in 1999.


                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated:  July 23, 1998              By: /s/ Norman H. Asbjornson
                                       ----------------------------
                                           Norman H. Asbjornson
                                           President



Dated:  July 23, 1998              By: /s/ William A. Bowen
                                       -----------------------------
                                           William A. Bowen
                                           Vice President - Finance