Form 10-Q
period 1998-09-30
AAON INC
filed 1998-11-12
CIK 824142

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,211,949 shares of $.004 par value Common Stock.

<PAGE 1>
                 PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

          On pages 3 through 8 of this report.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          Results of Operations. Net sales increased by $20,372,000 (from $58,181,000 to $78,553,000) during the nine-
month period ended September 30, 1998, compared to the same period in 1997, and by $7,841,000 (from $21,248,000 to
$29,089,000) during the third quarter of 1998 compared to 1997.

          Net income increased by $1,847,000 [from $1,927,000, $.31 per share (Diluted), to $3,774,000, $.59 per share] during the nine-month period ended September 30, 1998, compared to the same period in 1997, and by $890,000 (from $500,000, $.08 per share, to $1,390,000, $.22 per share) during the third quarter of 1998 compared to 1997.

          The increase in sales during the first nine months of 1998 compared to 1997 resulted from higher sales to the Company's entire customer base. The earnings increase reflects higher sales and lower costs and expenses, despite continued abnormal overtime and higher labor costs in the very tight labor market. Orders continue to be well ahead of last year and management anticipates record sales and earnings for the year.

          Financial Condition and Liquidity. While there were material increases in current assets ($5,927,000) and current liabilities ($3,772,000) at September 30, 1998, compared to December 31, 1997, these increases mainly reflect the higher sale volume. The Company made capital expenditures totalling $4,486,000 during the nine months ended September 30, 1998.

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

          For information concerning the Company's long-term debt at September 30, 1998, see Note 3 to the Financial Statements on pages 7 and 8 of this report.

<PAGE 2>
          Year 2000 Disclosure ("Y2K"). The Company believes that it is now fully compliant in regard to the "Year 2000 Problem", insofar as its internal operations are concerned, except for embedded technology in two major sheet metal fabricating machines which are scheduled to be corrected in the first quarter of 1999. With regard to its suppliers, in September, 1998, the Company sent 800 questionnaires to determine their state of readiness and the readiness of the suppliers' suppliers. To date approximately 200 responses have been received, most indicating that they are in compliance. The Company will follow up with those not in compliance and those who have not responded. On or before the start of the fourth quarter of 1999, the Company will be doing business only with suppliers who are in compliance.

          The Company does not anticipate incurring material costs in addressing Y2K issues.

          Subject to timely correction of the embedded technology in the sheet metal fabricating machines mentioned above, the Company does not believe it will experience any material adverse consequences to its manufacturing operations, internally or externally, due to Y2K, but management can conceive of problems in receiving payments from customers if there should be wide-spread defects affecting the financial/banking industry.

          If the Company has any concerns as to specific suppliers, it would commence a buildup of inventory of such parts starting in the third quarter of 1999 and establish alternate suppliers for those in question.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

          Not applicable

<PAGE 3>

                           AAON, Inc.
                   Consolidated Balance Sheets

                                     SEPTEMBER 30,   DECEMBER 31,
                                             1998 *         1997
                             (In Thousands, except share amounts)
ASSETS

CURRENT ASSETS:
  Cash                                  $        13  $        26
  Accounts receivable                        19,397       14,018
  Inventories                                10,995       10,652
  Prepaid expenses                              621          403
  Deferred income tax                         1,043        1,043
                                           --------     --------
   Total current assets                      32,069       26,142
                                           --------     --------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                          874          874
  Buildings                                  12,053       11,865
  Machinery and equipment                    16,145       11,906
  Furniture and fixtures                      1,968        1,909
                                           --------     --------
                                             31,040       26,554
  Less-accumulated depreciation              12,014        9,969
                                           --------     --------
   Net property, plant and equipment         19,026       16,585

OTHER ASSETS                                      3           42
                                           --------     --------
                                        $    51,098  $    42,769
                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $     8,594  $     7,137
  Accrued liabilities                         5,460        3,727
  Current maturities of long-term debt          757          175
                                           --------     --------
   Total current liabilities                 14,811       11,039
                                           --------     --------
LONG-TERM DEBT                               13,441       12,857
                                           --------     --------
STOCKHOLDERS' EQUITY:
Common stock, $.004 par, 50,000,000
   shares authorized                             25           25
Preferred stock, 5,000,000 shares
   authorized, no shares issued
Additional paid-in capital                    8,115        7,916
Retained earnings                            14,706       10,932
                                           --------     --------
   Total stockholders' equity                22,846       18,873
                                           --------     --------
                                        $    51,098  $    42,769
                                           ========     ========
* Unaudited

<PAGE 4>

                                AAON, Inc.
                   Consolidated Statements of Operations

                                   Three        Three        Nine         Nine
                                  Months       Months      Months       Months
                                   Ended        Ended       Ended        Ended
                                 Sept 30,     Sept 30,    Sept 30,     Sept 30,
                                   1998*        1997*       1998*        1997*
                                     (In Thousands, except per share amounts)
Sales, net                      $ 29,089     $ 21,248     $ 78,553     $ 58,181

Cost of sales                     23,737       18,283       64,168       48,775
                                --------     --------     --------     --------
  Gross profit                     5,352        2,965       14,385        9,406

Selling, general and
 administrative expenses           2,882        1,851        7,697        5,539
                                --------     --------     --------     --------
  Income from operations           2,470        1,114        6,688        3,867

Interest expense                     284          189          699          501

Amortization and other expense       <63>          47         <151>         118
                                --------     --------     --------     --------
Income before income taxes         2,249          878        6,140        3,248

Income tax provision                 859          378        2,366        1,321
                                --------     --------     --------     --------
  Net income                    $  1,390     $    500     $  3,774     $  1,927
                                ========     ========     ========     ========
Net income per share (Basic)    $    .22     $    .08     $    .61     $    .31
                                ========     ========     ========     ========
                     (Diluted)  $    .22     $    .08     $    .59     $    .31
                                ========     ========     ========     ========

* Unaudited

<PAGE 5>

                                 AAON, Inc.
               Consolidated Statements of Stockholders' Equity


                                    COMMON STOCK          PAID IN     ACCUMULATED
                                 SHARES       AMOUNT      CAPITAL       EARNINGS       TOTAL
                               ----------   ----------   ----------   -----------   ----------
                                                       (In Thousands)
BALANCE, December 31, 1997          6,176      $    25      $ 7,916      $10,932       $18,873

ISSUE OF COMMON STOCK*                 36          -0-          199          -0-           199

NET INCOME*                           -0-          -0-          -0-        3,774         3,774

                              -----------  -----------  -----------  -----------   -----------
BALANCE, September 30, 1998*        6,212      $    25      $ 8,115      $14,706       $22,846
                              ===========  ===========  ===========  ===========   ===========
* Unaudited

<PAGE 6>

                                  AAON, Inc.
                      Consolidated Statements of Cash Flows
                                                    Nine         Nine      Three      Three
                                                  Months       Months     Months     Months
                                                   Ended        Ended      Ended      Ended
                                                 Sept 30,     Sept 30,   Sept 30,   Sept 30,
                                                   1998*        1997*      1998*      1997*
                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 3,774      $ 1,927    $ 1,390    $   500

Adjustments to reconcile net income
to net cash provided by operating
activities-

  Depreciation and amortization                    2,045        1,750        635        627

  Change in assets and liabilities:
    <Increase> decrease in
    accounts receivable                           <5,379>        <332>    <4,026>    <1,193>

    <Increase> decrease in inventories              <343>      <2,971>     1,782     <1,532>

    <Increase> decrease in prepaid expenses
    and other                                       <179>        <110>      <145>       557

    Increase <decrease> in accounts payable        1,457          390       <984>      <248>

    Increase <decrease> in accrued liabilities     1,733         <135>       477         74
                                                 -------      -------    -------    -------
      Total adjustments                             <666>      <1,408>    <2,261>    <1,715>
                                                 -------      -------    -------    -------
    Net cash provided by <used in>
      operating activities                         3,108          519       <871>    <1,215>
                                                 -------      -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           <4,486>      <2,958>      <713>    <2,043>
                                                 -------      -------    -------    -------
      Net cash used in investing activities       <4,486>      <2,958>      <713>    <2,043>
                                                 -------      -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under revolving credit agreement     36,580       28,990     14,525     11,065

   Payments under revolving credit agreement     <38,880>     <26,830>   <14,790>    <8,490>

   Borrowing to long-term debt                     3,466        1,180      1,764      1,250

   Cash from issue of stock                          199           78         82         23

                                                 -------      -------    -------    -------
      Net cash provided by <used in>
        financing activities                       1,365        3,418      1,581      3,848
                                                 -------      -------    -------    -------
NET CHANGE IN CASH                                   <13>         979         <3>       590
CASH, beginning of period                             26          138         16        527
                                                 -------      -------    -------    -------
CASH, end of period                              $    13      $ 1,117    $    13    $ 1,117
                                                 =======      =======    =======    =======

* Unaudited

<PAGE 7>
                           AAON, INC.

                 NOTES TO FINANCIAL STATEMENTS

                       September 30, 1998

1.   BASIS OF PRESENTATION:
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 1997, filed by AAON, Inc. with the SEC. Certain reclassifications of prior year amounts on the statement of cash flows have been made to conform to current year
presentations.   However, management believes that no adjustments
to the financial statements are necessary.

2.   INVENTORIES:
Inventories at September 30, 1998 (unaudited), and December 31,
1997, consist of the following:

                                  Sept. 30,       December 31,
                                    1998              1997
                                -----------       ------------
     Raw Materials              $ 7,649,000        $ 7,073,000
     Work in Process              1,644,000          2,136,000
     Finished Goods               1,702,000          1,443,000
                                $10,995,000        $10,652,000
                                -----------        -----------

3.   LONG-TERM DEBT:
Long-term debt at September 30, 1998 (unaudited), and December
31, 1997, consists of the following:

                                 Sept. 30,       December 31,
                                   1998              1997
                                -----------      ------------

Bank Note,
  payable in monthly principal
  payments of $3,333 through
  February 2000, with a balloon
  payment in March 2000, plus
  interest payable monthly at
  bank's base rate plus 0.25%
  (8.50% at Sept. 30, 1998)
  collateralized by real estate
                                $   257,000       $   287,000

<PAGE 8>
$15,150,000 bank line of credit
  with interest payable monthly
  at LIBOR plus 1.70% (7.36%
  at September 30, 1998) due
  August 31, 2000 collateralized
  by accounts receivable,
  inventory, and intangibles
  of AAON and AAON COIL PRODUCTS
                                $ 9,185,000       $11,485,000

Five notes payable due in 84
  equal installments totaling $59,728
  beginning in April, May and Sept. 1998,
  plus interest at 7.47%, 7.52% and 7.11%
  collateralized by machinery
  and equipment.
                                  4,756,000         1,260,000
                                -----------       -----------
                                 14,198,000        13,032,000

  Less Current Maturities           757,000           175,000
                                -----------       -----------
                                $13,441,000       $12,857,000
                                -----------       -----------

4.   FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1997, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note                       Description
----      -----------------------------------------------
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


                                   AAON, INC.



Dated:  November 2, 1998           By:  /s/ Norman H. Asbjornson
                                       --------------------------
                                            Norman H. Asbjornson
                                            President



Dated:  November 2, 1998           By:  /s/ William A. Bowen
                                       --------------------------
                                            William A. Bowen
                                            Vice President-Finance