Form 10-K
period 1998-12-31
AAON INC
filed 1999-03-25
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998

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

                   Rights to Purchase Series A Preferred Stock
                   -------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's voting stock held by non-affiliates computed by reference to the closing price of such stock on March 1, 1999, was approximately $32,076,000. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 1, 1999, Registrant had outstanding a total of 6,225,449 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 25, 1999, are incorporated into Part III.

                                TABLE OF CONTENTS

                                                                           Page
Item Number and Caption                                                   Number

PART I


1.       Business.                                                          1

2.       Properties.                                                        4

3.       Legal Proceedings.                                                 5

4.       Submission of Matters to a Vote of Security Holders.               5

PART II

5.       Market for Registrant's Common Equity and Related
            Stockholder Matters.                                            6

6.       Selected Financial Data.                                           7

7.       Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                      8

7A.      Quantitative and Qualitative Disclosures About Market Risk.       10

8.       Financial Statements and Supplementary Data.                      10

9.       Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.                                      10

PART III

10.      Directors and Executive Officers of Registrant.                   11

11.      Executive Compensation.                                           11

12.      Security Ownership of Certain Beneficial Owners and Management.   11

13.      Certain Relationships and Related Transactions.                   11

PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.  12


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

Based on its 1998 level of sales, approximately $107 million, the Company has a 10% share of the rooftop market and a 1% share of the coil market. Approximately 65% of the Company's sales now come from new construction and 35% from renovation/replacements. The percentage of sales (for new construction vs. replacement) to particular customers is related to their stage of development, e.g., Target and Wal-Mart, 80% new construction and 20% replacement.

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

<PAGE 2>

AAON-Oklahoma's engineers have developed a heat recovery wheel for its RK and RF units. The product responds to requirements of the U.S. Clean Air Act which mandate increased fresh air in commercial structures. This product, which is marketed under the name AAONAIRE(R), increases the capacity of AAON HVAC units by up to 50% with no additional energy cost. The Company has been issued a patent on the adaptation of this product to its units. This enhancement was introduced in January 1995. The energy savings and comfort improvement afforded by the heat recovery wheel have been proven by numerous installations during the past year, but sales to date, while increasing, account for a minor part of revenues.

AAON-Oklahoma's products are designed to compete on the high side of standardized, packaged rooftop products. Accordingly, its prices range from $300 to $550 per ton of cooling, which is approximately 5%, on average, higher than other standardized products. Performance characteristics of these products range in cooling capacity from 32,900-1,563,469 BTU's and in heating capacity from 69,000-1,680,000 BTU's. All of the Company's rooftop products meet the Department of Energy's efficiency standards, which are designed to set the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which would involve multiple units.

In 1998, ACP introduced additional products, consisting of air handling units and condensing units. While the Company anticipates sales of these products to become significant in future years, sales to date have been modest.

Major Customers

The Company's largest customers last year were Wal-Mart Stores, Inc., Home Depot, Inc., and Target Stores, Inc. Sales to Wal-Mart, Home Depot and Target were 21%, 8% and 7% of total sales, respectively, in 1998 compared to 11%, 6% and 11%, respectively, in 1997. The Company has no written contract with these customers.

The loss of any of the above customers would have a material adverse effect on the Company. However, with the continuing expansion of the Company's customer base, management believes that the extent of its dependence on sales to its major customers will diminish over a period of time.

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

Further, the Company attempts to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to three years.

<PAGE 3>

Distribution

The Company utilizes a direct sales staff of nine individuals and approximately 83 independent manufacturer representatives' organizations having 104 offices to market its products in the United States. The Company also has one international sales organization, which utilizes 10 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from the Company's Tulsa and Longview plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

AAON-Oklahoma's products and sales strategy focus on a "niche" market. The targeted market for its rooftop equipment is customers seeking a product of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service its customers and the ultimate consumer, AAON-Oklahoma provides parts availability through three independent parts distributors and has a factory service organization at its Tulsa plant. Also, a number of the manufacturer representatives utilized by the Company have their own service organizations, which, together with the Company, provide the necessary warranty work and/or normal service to customers.

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

Backlog

The Company had a current backlog as of March 1, 1999, of $29,833,000, compared to $37,482,000 at March 1, 1998. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 1999; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. The Company regularly reviews its working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Its greatest needs arise during the months of July-November, the peak season for inventory (primarily purchased material) and accounts receivable. The Company's working capital requirements are generally met through a bank revolving credit facility, which currently permits borrowings up to $15,150,000. The Company believes that it will have sufficient bank credit available to meet its working capital needs through 1999 and beyond.

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

<PAGE 4>

Employees

As of March 1, 1999, the Company had 872 employees and 99 temporaries, none of whom are represented by unions. Management considers its relations with its employees to be good.

Patents, Trademarks, Licenses and Concessions

The Company does not consider any patents, trademarks, licenses or concessions held by it to be material to its business operations, other than possibly the patent issued regarding the heat recovery wheel option known as AAONAIRE(R) discussed under "Products and Markets".

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


Item 2.  Properties.

The plant and office facilities of AAON-Oklahoma consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon, Tulsa, Oklahoma (the "original facility"), and a 457,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") located on a 40-acre tract of land across the street from the original facility. Both plants are of sheet metal construction.

The original facility's manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and NC punching equipment. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $8.6 million per month in 1998, which is 52% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company.

The expansion facility, which was purchased on December 31, 1997, is 24% (108,000 sq. ft.) utilized by the Company and 76% leased to third parties. The Company uses 8,000 sq. ft. for office space and 20,000 sq. ft. for warehouse space and will utilize 80,000 sq. ft. for manufacturing in 1999. The remaining 349,000 sq. ft. will afford the Company additional plant and office space for long-term growth.

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

<PAGE 5>

Bank borrowings of the Company, totaling $6,060,000 at March 1, 1999, are secured, in part, by its Longview buildings.


Item 3.  Legal Proceedings.

The Company is not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of its knowledge, has been threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 1998, through December 31, 1998.

<PAGE 6>

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of sales prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:


       Quarter Ended                             High Bid        Low Bid
       -------------                             --------        -------
       March 31, 1997                             $  7.60        $  4.32
       June 30, 1997                              $  8.56        $  5.48
       September 30, 1997                         $  8.46        $  7.16
       December 31, 1997                          $  9.44        $  6.40

       March 31, 1998                             $ 11.75        $  6.63
       June 30, 1998                              $ 11.50        $  9.75
       September 30, 1998                         $ 11.00        $  6.75
       December 31, 1998                          $ 10.50        $  7.50

On March 1, 1999, there were 195 holders of record, and 2,039 beneficial owners, of the Company's Common Stock.

Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future. There is a negative covenant under the Company's Revolving Credit and Term Loan Agreement which prohibits the declaration or payment of such dividends. The Company paid a 10% stock dividend on March 27, 1995.

<PAGE 7>

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included elsewhere in this report.

                                                                 Years ended December 31,
                                          --------------------------------------------------------------------
   Results of Operations:                     1998           1997           1996           1995           1994
   ----------------------                 --------       --------       --------       --------       --------
                                                        (In thousands, except earnings per share)
   Net sales                              $106,781       $ 81,676       $ 62,845       $ 67,346       $ 79,542
   Net income                             $  5,230       $  3,022       $  2,075       $  2,069       $  5,101
   Basic earnings per share               $    .84       $    .49       $    .34       $    .34       $    .84
   Diluted earnings per share             $    .82       $    .48       $    .33       $    .33       $    .81

                                                                       December 31,
                                          --------------------------------------------------------------------
   Balance Sheet Data:                        1998           1997           1996           1995           1994
   -------------------                    --------       --------       --------       --------       --------
                                                                     (In thousands)

   Total assets                           $ 50,506       $ 42,810       $ 35,569       $ 32,212       $ 32,562
   Long-term debt                         $ 10,980       $ 12,857       $  8,976       $ 10,695       $ 10,648
   Stockholders' equity                   $ 24,411       $ 18,873       $ 15,640       $ 13,546       $ 11,461

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

<PAGE 8>

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth below is income statement information with respect to the Company for years 1998, 1997 and 1996:

                                                      Years ended December 31,
                                           --------------------------------------------
                                                1998              1997             1996
                                           ---------         ---------        ---------
                                                           (In thousands)
Net sales                                  $ 106,781         $  81,676        $  62,845

Cost of sales                                 86,952            68,605           51,797
                                           ---------         ---------        ---------
   Gross profit                               19,829            13,071           11,048

Selling, general and
  administrative expenses                     10,626             8,146            6,413
                                           ---------         ---------        ---------
   Income from operations                      9,203             4,925            4,635

Interest expense                               1,017               687              838

Other (income) expense                          (359)              167              406
                                           ---------         ---------        ---------
   Income before income taxes                  8,545             4,071            3,391

Income tax provision                           3,315             1,049            1,316
                                           ---------         ---------        ---------
   Net income                              $   5,230         $   3,022        $   2,075
                                           =========         =========        =========

Results of Operations

Net sales increased approximately 31% in 1998 as compared to 1997, and 1997 sales were 30% greater than in 1996. The increase in sales in 1998 and 1997 were attributable to increased sales to the Company's entire customer base, which is expected to continue in 1999.

Gross profit increased in 1998 to 18.6% compared to 16.0% in 1997, and 17.6% in 1996. The increase in margins in 1998 was attributable to the addition of automated sheet metal equipment, the elimination of outsourcing of sheet metal production and a slight improvement in labor shortage.

While SG&A expenses increased by 30% in 1998 compared to 1997, these expenses remained relatively the same in 1998, 1997 and 1996 as a percent of sales.

Interest expense was higher in 1998 compared to 1997 and 1996 due to increased capital expenditures and greater sales and accounts receivable. Borrowings in all three years were minimized by profits and effective control of inventories.

The $359,000 of other income in 1998, compared to other expenses in 1997 and 1996, is primarily attributable to rental income from the Company's "expansion facility" (see Item 2).

Income before income taxes in 1996-1998 were relatively the same as a percent of sales.

The income tax provisions in 1998 and 1997 were affected by permanent tax deductions and credits.

Financial Condition and Liquidity

Accounts receivable increased by $3,915,000 and inventories increased by $1,508,000 at December 31, 1998, compared to year end 1997, due to the increase in sales during 1998.

<PAGE 9>

Property, Plant and Equipment at December 31, 1998, was approximately $2 million higher than at year end 1997 due to equipment purchases, in excess of depreciation. All capital expenditures in 1998 were financed out of cash flow, borrowings under the Company's revolving credit bank loan and equipment financing.

The size of accounts payable at December 31, 1998 and 1997 primarily reflect the inventories and sales volumes in each of those years and the timing of payments to creditors.

Also, accrued liabilities at year-end 1998 and 1997 reflect the amount of reserves (warranty and commissions) related to sales and the timing of estimated income tax payments.

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

The Company's revolving credit line (which currently extends to August 31, 2000) provides for maximum borrowings of $15,150,000. Interest on this line is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.7%, at the election of the Company. This loan is collateralized by the accounts receivable, inventory and general intangibles of the Company's two operating subsidiaries.

Year 2000 Disclosure ("Y2K")

The Company believes that it is now fully compliant in regard to the "Year 2000 Problem", insofar as its internal operations are concerned, except for embedded technology in two major sheet metal fabricating machines which are scheduled to be corrected by June 30, 1999. With regard to its suppliers, in September, 1998, the Company sent 800 questionnaires to determine their state of readiness and the readiness of the suppliers' suppliers. To date approximately 350 responses have been received, most indicating that they are in compliance. The Company is following up with those not in compliance and those who have not responded. On or before the start of the fourth quarter of 1999, the Company will be doing business only with suppliers who are in compliance.

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

<PAGE 10>

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

While the Company is exposed to changes in interest rates regarding $9,970,000 of its total debt of $11,737,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

Foreign sales accounted for only 2% of the Company's sales in 1998 and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to any foreign currency exchange rate risk.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its major suppliers on a term basis from six months to three years.


Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included at page 16.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

<PAGE 11>
                                    PART III


Item 10.  Directors and Executive Officers of Registrant.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.


Item 11.  Executive Compensation.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

<PAGE 12>

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1. Financial statements.

     See Index to Consolidated Financial Statements on page 15.

     2. Exhibits:

          (3)  (A)    Articles of Incorporation (i)
               (A-1)  Article Amendments (ii)
               (B)    Bylaws (i)
               (B-1)  Amendments of Bylaws (iii)

          (4)  (A)    Second Restated Revolving Credit  and Term Loan  Agreement
                      ("Loan Agreement") and related documents (iv)
               (A-1)  Latest amendments of Loan Agreement (v)
               (B     Rights Agreement dated February 19, 1999 (vi)

          (10)        AAON, Inc. 1992 Stock Option Plan, as amended (vii)

          (21)        List of Subsidiaries (viii)

          (27)        Financial Data Schedule
          -----------------------

    (i) Incorporated herein by reference to the exhibits to the Company's Form S-18 Registration Statement No. 33-18336-LA.

    (ii) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and to the Company's Forms 8-K dated March 21, 1994, and March 10, 1997.

    (iii) Incorporated herein by reference to the Company's Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

    (iv) Incorporated by reference to exhibit to the Company's Form 8-K dated September 25, 1996.

    (v) Incorporated herein by reference to exhibits to the Company's Forms 8-K dated September 26, 1997, and March 5, 1999.

    (vi) Incorporated by reference to exhibits to the Company's Form 8-K dated February 25, 1999, and Form 8-A Registration Statement No. 000-18953.

    (vii) Incorporated herein by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to the Company's Form S-8 Registration Statement No. 33-78520, as amended.

<PAGE 13>

    (viii)Incorporated herein by reference to exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(b) The Company did not file any reports on Form 8-K during the period from October 1, 1998, to December 31, 1998.

<PAGE 14>


                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                         AAON, INC.


Dated: March 22, 1999                    By: /s/ Norman H. Asbjornson
                                             -----------------------------------
                                                 Norman H. Asbjornson,
                                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 22, 1999                        /s/ Norman H. Asbjornson
                                             -----------------------------------
                                                 Norman H. Asbjornson
                                                 President and Director
                                                 (principal executive officer)

Dated: March 22, 1999                        /s/ William A. Bowen
                                             -----------------------------------
                                                 William A. Bowen
                                                 Vice President-Finance and
                                                 Director
                                                 (principal financial officer
                                                  and principal accounting
                                                  officer)

Dated: March 22, 1999                        /s/ John B. Johnson, Jr.
                                             -----------------------------------
                                                 John B. Johnson, Jr.
                                                 Director

Dated: March 22, 1999                        /s/ Joseph M. Klein
                                             -----------------------------------
                                                 Joseph M. Klein
                                                 Director

<PAGE 15>
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Report of Independent Public Accountants                             16

Consolidated Balance Sheets                                          17

Consolidated Statements of Operations                                18

Consolidated Statements of Stockholders' Equity                      19

Consolidated Statements of Cash Flows                                20

Notes to Consolidated Financial Statements                           21


<PAGE 16>
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of AAON, Inc.:


We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP



Tulsa, Oklahoma
 February 5, 1999

<PAGE 17>

                                   AAON, INC.


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      (In thousands, except share amounts)


                                                               DECEMBER 31,
                                                         ----------------------
                                     ASSETS                  1998          1997
                                                         --------      --------
CURRENT ASSETS:
   Cash                                                  $     25      $     26
   Accounts receivable, net                                17,933        14,018
   Inventories, net                                        12,160        10,652
   Prepaid expenses and other                                 241           445
   Deferred income taxes                                    1,594         1,084
                                                         --------      --------
         Total current assets                              31,953        26,225
                                                         --------      --------
PROPERTY, PLANT AND EQUIPMENT, net                         18,553        16,585
                                                         --------      --------
         Total assets                                    $ 50,506      $ 42,810
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                      $  8,478      $  7,137
   Accrued liabilities                                      5,597         3,727
   Current maturities of long-term debt                       757           175
                                                         --------      --------
         Total current liabilities                         14,832        11,039
                                                         --------      --------
DEFERRED TAX LIABILITY                                        283            41
                                                         --------      --------
LONG-TERM DEBT                                             10,980        12,857
                                                         --------      --------
STOCKHOLDERS' EQUITY, per accompanying statements:
     Preferred stock, $.001 par value, 5,000,000
       shares authorized, no shares issued                      -             -
     Common stock, $.004 par value, 50,000,000
       shares authorized, 6,219,449 and  6,176,449
       issued at December 31, 1998 and 1997,
       respectively                                            25            25
     Additional paid-in capital                             8,224         7,916
     Retained earnings                                     16,162        10,932
                                                         --------      --------
         Total stockholders' equity                        24,411        18,873
                                                         --------      --------
         Total liabilities and stockholders' equity      $ 50,506      $ 42,810
                                                         ========      ========

The accompanying notes are an integral part of these consolidated balance sheets.


<PAGE 18>

                                   AAON, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    (In thousands, except per share amounts)



                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                             1998                 1997               1996
                                                        ---------            ---------          ---------
NET SALES                                               $ 106,781            $  81,676          $  62,845

COST OF SALES                                              86,952               68,605             51,797
                                                        ---------            ---------          ---------
         GROSS PROFIT                                      19,829               13,071             11,048

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               10,626                8,146              6,413
                                                        ---------            ---------          ---------
         INCOME FROM OPERATIONS                             9,203                4,925              4,635

INTEREST EXPENSE                                            1,017                  687                838

OTHER (INCOME) EXPENSE                                       (359)                 167                406
                                                        ---------            ---------          ---------
         INCOME BEFORE INCOME TAXES                         8,545                4,071              3,391

INCOME TAX PROVISION                                        3,315                1,049              1,316
                                                        ---------            ---------          ---------
         NET INCOME                                     $   5,230            $   3,022          $   2,075
                                                        =========            =========          =========
EARNINGS PER SHARE:
   Basic                                                $     .84            $     .49          $     .34
                                                        =========            =========          =========
   Diluted                                              $     .82            $     .48          $     .33
                                                        =========            =========          =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                              6,202,035            6,159,177          6,118,697
                                                        =========            =========          =========
     Diluted                                            6,385,328            6,303,426          6,301,560
                                                        =========            =========          =========

The accompanying notes are an integral part of these consolidated statements.


<PAGE 19>

                                   AAON, INC.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                                 (In thousands)



                                                         Common Stock              Paid-in        Retained
                                                     Shares       Amount           Capital        Earnings           Total
                                                     ------       ------           -------        --------           -----
BALANCE, JANUARY 1, 1996                              6,113         $ 24          $  7,687       $   5,835       $  13,546

NET INCOME                                                -            -                 -           2,075           2,075

STOCK OPTIONS EXERCISED                                  15            1                18               -              19
                                                     ------       ------          --------       ---------       ---------
BALANCE, DECEMBER 31, 1996                            6,128           25             7,705           7,910          15,640

NET INCOME                                                -            -                 -           3,022           3,022

STOCK OPTIONS EXERCISED                                  48            -               211               -             211
                                                     ------       ------          --------       ---------       ---------
BALANCE, DECEMBER 31, 1997                            6,176           25             7,916          10,932          18,873

NET INCOME                                                -            -                 -           5,230           5,230

STOCK OPTIONS EXERCISED                                  43            -               308               -             308
                                                     ------       ------          --------       ---------       ---------
BALANCE, DECEMBER 31, 1998                            6,219         $ 25          $  8,224       $  16,162       $  24,411
                                                     ======       ======          ========       =========       =========

The accompanying notes are an integral part of these consolidated statements.


<PAGE 20>

                                   AAON, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)



                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                     1998           1997            1996
                                                                               ----------      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $    5,230      $   3,022       $   2,075
                                                                               ----------      ---------       ---------
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                2,848          2,517           2,497
       Provision for losses on accounts receivable                                    324            175             450
       Provision for excess and obsolete inventories                                  200             20               -
       Gain on disposition of assets                                                  (48)           (13)              -
       Deferred income taxes                                                         (269)         1,370            (860)
       Change in assets and liabilities-
         Accounts receivable                                                       (4,239)          (654)         (4,143)
         Inventories                                                               (1,708)        (1,532)            (59)
         Prepaid expenses and other                                                   204           (239)            286
         Accounts payable                                                           1,341          1,040           1,673
         Accrued liabilities                                                        1,926           (934)          2,160
                                                                               ----------      ---------       ---------
           Net cash provided by operating activities                                5,809          4,772           4,079
                                                                               ----------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment                                 70             81               -
   Capital expenditures                                                            (4,837)        (9,037)         (2,053)
                                                                               ----------      ---------       ---------
           Net cash used in investing activities                                   (4,767)        (8,956)         (2,053)
                                                                               ----------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                                     50,239         39,910          32,651
   Payments under revolving credit agreement                                      (54,835)       (37,115)        (31,899)
   Proceeds from long-term debt                                                     3,756          1,260           -
   Payments on long-term debt                                                        (455)           (90)         (3,322)
   Stock options exercised                                                            252            107              19
                                                                               ----------      ---------       ---------
           Net cash provided by (used in) financing activities                     (1,043)         4,072          (2,551)
                                                                               ----------      ---------       ---------
NET DECREASE IN CASH                                                                   (1)          (112)           (525)
                                                                               ----------      ---------       ---------
CASH, beginning of year                                                                26            138             663
                                                                               ----------      ---------       ---------
CASH, end of year                                                              $       25      $      26       $     138
                                                                               ==========      =========       =========

The accompanying notes are an integral part of these consolidated statements.


<PAGE 21>
                                   AAON, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 1998 AND 1997
                           --------------------------
      (Dollar amounts in thousands, except share and per share information)



1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Business and Credit Concentrations

The Company's customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. No single customer accounted for a significant amount of the Company's accounts receivable at December 31, 1998. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Sales to customers with greater than 10% of total sales consist of the following:

                                                Years Ended December 31,
                                             ------------------------------
                                             1998         1997         1996
                                             ----         ----         ----
         Target Stores, Inc.                   *           11%          14%
         Wal-Mart Stores, Inc.                21%          11%           *

         *  - Less than 10%

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

<PAGE 22>

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

Warranties

A provision is made for the estimated cost of warranty obligations at the time the related products are sold. Warranty expense was $3,617, $2,356 and $1,547 for the years ended December 31, 1998, 1997 and 1996, respectively.

Earnings Per Share

The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options, as determined by applying the treasury stock method. At December 31, 1998, 27,500 options were considered to be anti-dilutive. For the year ended December 31, 1997 and 1996, all outstanding options were considered diluted. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                          For the Year Ended
                                                           December 31, 1998
                                               --------------------------------------
                                                                            Per-Share
                                                 Income        Shares          Amount
                                                 ------        ------       ---------
   Basic EPS
     Net income                                $  5,230         6,202           $ .84
     Options issued to employees                      -           183               -

   Diluted EPS
     Net income                                $  5,230         6,385           $ .82


                                                           For the Year Ended
                                                            December 31, 1997
                                               --------------------------------------
                                                                            Per-Share
                                                 Income        Shares          Amount
                                                 ------        ------       ---------
   Basic EPS
     Net income                                $  3,022         6,159           $ .49
     Options issued to employees                      -           144               -

   Diluted EPS
     Net income                                $  3,022         6,303           $ .48


<PAGE 23>
                                                           For the Year Ended
                                                            December 31, 1996
                                               --------------------------------------
                                                                            Per-Share
                                                 Income        Shares          Amount
                                                 ------        ------       ---------
   Basic EPS
     Net income                                $  2,075         6,119           $ .34
     Options issued to employees                      -           183               -

   Diluted EPS
     Net income                                $  2,075         6,302           $ .33


Reclassifications

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the 1998 presentation. Such reclassifications did not impact net income.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of December 31, 1998, the Company had no outstanding derivative instruments.

Details to Consolidated Balance Sheets
                                                                       December 31,
                                                                ------------------------
                                                                    1998            1997
                                                                --------        --------
ACCOUNTS RECEIVABLE:
   Accounts receivable                                          $ 18,343        $ 14,378
   Less- allowance for doubtful accounts                             410             360
                                                                --------        --------
         Total, net                                             $ 17,933        $ 14,018
                                                                ========        ========
<PAGE 24>
                                                                       December 31,
                                                                ------------------------
                                                                    1998            1997
                                                                --------        --------
INVENTORIES:
   Raw materials                                                $  8,253        $  7,223
   Work in process                                                 1,628           2,136
   Finished goods                                                  2,629           1,443
                                                                --------        --------
                                                                  12,510          10,802
   Less- allowance for excess and obsolete inventories               350             150
                                                                --------        --------
         Total, net                                             $ 12,160        $ 10,652
                                                                ========        ========
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                         $    874        $    874
   Buildings                                                      12,089          11,865
   Machinery and equipment                                        16,264          11,906
   Furniture and fixtures                                          2,004           1,909
                                                                --------        --------
                                                                  31,231          26,554
   Less- accumulated depreciation                                 12,678           9,969
                                                                --------        --------
         Total, net                                             $ 18,553        $ 16,585
                                                                ========        ========
ACCRUED LIABILITIES:
   Warranty                                                     $  2,010        $  1,490
   Commissions                                                     1,877           1,220
   Income taxes                                                      419               -
   Other                                                           1,291           1,017
                                                                --------        --------
         Total                                                  $  5,597        $  3,727
                                                                ========        ========

                                                                      Year Ended December 31,
                                                             --------------------------------------
                                                                1998            1997           1996
                                                             -------         -------        -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Balance, beginning of period                              $   360         $   533        $   204
   Provision for losses on accounts receivable                   324             175            450
   Accounts receivable written off, net of recoveries           (274)           (348)          (121)
                                                             -------         -------        -------
   Balance, end of period                                    $   410         $   360        $   533
                                                             =======         =======        =======
ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORY:
     Balance, beginning of period                            $   150         $   130        $   150
     Provision for excess and obsolete inventories               200              20              -
     Inventories written off                                       -               -            (20)
                                                             -------         -------        -------
     Balance, end of period                                  $   350         $   150        $   130
                                                             =======         =======        =======

2.  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest payments of $1,017, $682 and $813 were made during the years ended December 31, 1998, 1997 and 1996, respectively. Payments for income taxes of $2,914, $912 and $652 were made during the years ended December 31, 1998, 1997 and 1996, respectively.

<PAGE 25>

3.  DEBT:

Long-term debt at December 31, consists of the following:
                                                            1998            1997
                                                            ----            ----
$15,150 bank line of credit, with interest
  payable monthly at LIBOR plus 1.70%
  (6.64% at December 31, 1998), due
  August 31, 2000, collateralized by accounts
  receivable and inventory.                            $   6,890       $  11,485

Bank note, payable in monthly installments
  of $3, through March 2000, plus interest
  at the bank's prime rate plus 1/4% (8% at
  December 31, 1998), collateralized by real estate.         250             287

Notes payable, due in 84 equal monthly
  installments  beginning in April 1998,
  with interest ranging from 5.6% to 7.52%
  at December 31, 1998, collateralized
  by machinery and equipment.                              4,597           1,260
                                                       ---------       ---------
                                                          11,737          13,032
Less- current maturities                                     757             175
                                                       ---------       ---------
                                                       $  10,980       $  12,857
                                                       =========       =========

Maturities of long-term debt for each of the years ended December 31, are as follows:

            1999                                $     757
            2000                                    7,816
            2001                                      717
            2002                                      717
            2003                                      717
            Thereafter                              1,013
                                                ---------
                                                $  11,737
                                                =========

The revolving credit agreement requires, among other things, that the Company maintain a minimum tangible net worth, working capital and debt to tangible net worth ratio and it limits capital expenditures. At December 31, 1998, the Company was in compliance with the covenants of the revolving credit agreement.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

4.  INCOME TAXES:

The Company accounts for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax basis of assets and liabilities using currently enacted tax rates.

<PAGE 26>

The income tax provision consists of the following:

                                                 Years Ended December 31,
                                       ----------------------------------------
                                           1998            1997            1996
                                       --------         -------        --------
         Current                       $  3,584         $   622        $  2,176
         Deferred                          (269)            427            (860)
                                       --------         -------        --------
                                       $  3,315         $ 1,049        $  1,316
                                       ========         =======        ========

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                 Years Ended December 31,
                                             ---------------------------------
                                             1998          1997           1996
                                             ----          ----           ----
         Federal statutory rate                34%           34%            34%
         State income taxes                     5             -              5
         Employment credits                    (1)           (4)             -
         Other                                  1            (4)             -
                                               --            --             --
                                               39%           26%            39%
                                               ==            ==             ==

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 are as follows:
                                                            1998          1997
                                                            ----          ----
       Deferred tax assets -
         Valuation reserves                             $    552       $   197
         Warranty accrual                                    764           575
         Other accruals                                      222           291
         Other, net                                           56            21
                                                        --------       -------
                                                        $  1,594       $ 1,084
                                                        ========       =======
       Deferred tax liabilities -
         Depreciation and amortization                  $    283       $    41
                                                        ========       =======
5.  BENEFIT PLANS:

The Company maintains a stock option plan for key employees and directors and restricts 1,000,000 shares of common stock for issuance under the plan. Under the terms of this plan, the exercise price of shares granted will not be less than 85% of their fair market value at the date of the grant. The exercise price of all options granted was equal to the market price at the date of grant. Options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable for ten years. At December 31, 1998, 133,125 shares were available for granting future options. The number and exercise price of options granted were as follows:

                                              Number                 Price
                                            of Shares              Per Share
                                            ---------              ---------
OUTSTANDING AT JANUARY 1, 1996                276,650            $1.14-13.01
  Granted                                     207,125            $ 4.50-5.88
  Exercised                                   (15,125)                 $1.19
  Cancelled                                   (42,900)                $13.01
                                              -------            -----------
<PAGE 27>
                                              Number                 Price
                                            of Shares              Per Share
                                            ---------              ---------
OUTSTANDING AT DECEMBER 31, 1996              425,750             $1.14-5.88
  Granted                                     167,500             $5.25-7.19
  Exercised                                   (47,875)            $1.14-5.13
  Cancelled                                   (20,000)                 $5.13
                                              -------            -----------
OUTSTANDING AT DECEMBER 31, 1997              525,375             $1.14-7.19
  Granted                                     291,500            $7.63-11.25
  Exercised                                   (43,000)            $1.19-7.19
  Cancelled                                   (35,000)                 $7.63
                                              -------            -----------
OUTSTANDING AT DECEMBER 31, 1998              738,875            $1.14-11.25
                                              =======            ===========
EXERCISABLE AT DECEMBER 31, 1998              271,400            $ 1.14-7.19
                                              =======            ===========

The following is a summary of stock options outstanding as of December 31, 1998:

                                       Options Outstanding                                 Options Exercisable
                       --------------------------------------------------------    -----------------------------------
                            Number              Weighted          Weighted              Number             Weighted
     Range of           Outstanding at          Average       Average Remaining     Exercisable at          Average
 Exercise Prices       December 31, 1998     Exercise Price    Contractual Life    December 31, 1998    Exercise Price
 ---------------       -----------------     --------------   -----------------    -----------------    --------------
    $1.14-1.19              178,750              $  1.16           3.4                  178,750               $  1.16
    $4.50-7.63              477,625              $  6.62           8.9                   92,650               $  5.80
   $9.00-11.25               82,500              $  9.77           9.5                        -               $     -

The Company applies the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1998         1997        1996
                                                 ----         ----        ----
       Net income:
         As reported                         $  5,230      $ 3,022     $ 2,075
         Pro forma                           $  4,949      $ 2,872     $ 2,004

       Basic earnings per share:
         As reported                         $    .84      $   .49     $   .34
         Pro forma                           $    .80      $   .47     $   .33

       Diluted earnings per share:
         As reported                         $    .82      $   .48     $   .33
         Pro forma                           $    .78      $   .46     $   .32

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

<PAGE 28>

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 42.46% to 50.79%; risk-free interest rate of 4.38% to 6.98%; and expected lives of four to eight years.

The Company sponsors a defined contribution benefit plan. Employees can make contributions at a minimum of 1% and a maximum of 15% of compensation. The
Company  may,  on  a  discretionary   basis,   contribute  a  Company   matching
contribution not to exceed 6% of compensation. The Company made matching contributions of $595, $159 and $97 in 1998, 1997 and 1996, respectively.

The Company maintains a profit sharing bonus plan under which 10% of pre-tax profit is paid to eligible employees on a quarterly basis. Profit sharing expense was $902, $509 and $303 for the years ended December 31, 1998, 1997 and 1996, respectively.

6.  SUBSEQUENT EVENT:

Subsequent to December 31, 1998, the Board of Directors adopted a Stockholder Rights Plan. The plan creates a dividend of one right for each outstanding share of the Company's common stock. The rights are traded with the Company's common stock. Generally, the rights become exercisable after a public announcement that a person has acquired, or a tender offer is made for, 20% or more of the common stock of the Company. If either of these events occur, each right will entitle the holder (other than a holder owning more than 20% of the outstanding stock) to buy the number of shares of the Company's common stock having a market value two times the exercise price. The exercise price is $60.

The rights may be redeemed by the Company for $0.001 per right until a person or group has acquired 20% of the Company's common stock. The distribution of the rights will be made to stockholders of record as of March 1, 1999.