Form 10-Q
period 1999-03-31
AAON INC
filed 1999-05-14
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

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

Yes   [X]     No   [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,227,449 shares of $.004 par value Common Stock.

<PAGE 1>
                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          On pages 4 through 9 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations. Net sales increased by $6,531,000, up 28% (from $23,505,000 to $30,036,000) during the three-month period ended March 31, 1999, compared to the same period in 1998. The increase in sales in 1999 was attributable to increased sales to the Company's entire customer base, which is expected to continue throughout the rest of the year.

     Gross profit increased in the first quarter of 1999 to 24.0% compared to 16.4% in the same quarter of 1998. The increase in margins was attributable to the addition of automated sheet metal equipment, the elimination of outsourcing of sheet metal production and a slight improvement in labor shortage.

     SG&A expenses increased $2,261,000 (113%) during the three months ended March 31, 1999, compared to 1998, due to higher expenses, including a provision for warranty charges attributable to the sales increase.

     Net income during the first quarter of 1999 ($1,764,000) increased at more than twice the rate of sales (60% vs. 28%) compared to the first quarter of 1998, due to the improvement in gross margins, which resulted primarily from improved operating efficiencies rather than price increases.

     Financial Condition and Liquidity. The $1,072,000 increase in accounts receivable at March 31, 1999, compared to December 31, 1998, was due to the sales increase.

     The $1,857,000 decrease in inventories resulted from tighter production and purchasing controls.

     Property, plant and equipment increased $715,000 at March 31, 1999, reflecting $1.4 million of additions to machinery and equipment (more automated equipment), offset in part by greater depreciation. All capital expenditures in the first quarter of 1999 were financed out of cash flow, borrowings under the Company's revolving credit bank loan and equipment financing.

     Current   liabilities  were  up  slightly   ($385,000)   reflecting  higher
reserves/accrued liabilities (up $2,279,000), substantially offset by lower accounts payable (down $1,894,000).

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

<PAGE 2>

     For information concerning the Company's long-term debt at March 31, 1999, see Note 3 to the Financial Statements on pages 8 and 9 of this report.

Year 2000 Disclosure ("Y2K")

     The Company believes that it is now fully compliant in regard to the "Year 2000 Problem", insofar as its internal operations are concerned, except for embedded technology in two major sheet metal fabricating machines which are scheduled to be corrected by June 30, 1999. With regard to its suppliers, in September, 1998, the Company sent 800 questionnaires to determine their state of readiness and the readiness of the suppliers' suppliers. To date approximately 410 responses have been received, most indicating that they are in compliance. The Company is following up with those not in compliance and those who have not responded. On or before the start of the fourth quarter of 1999, the Company will be doing business only with suppliers who are in compliance.

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

Forward-Looking Statements

     This Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans" "believes", "seeks", "estimates", "will", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward- looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in material prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Item 2.   Changes in Securities and Use of Proceeds.

     As previously reported in the Company's Current Report on Form 8-K, filed on February 26, 1999, the Company's Board of Directors adopted a Stockholder Rights Plan which is designed to protect the Company from unfair or coercive takeover attempts and to prevent a potential acquirer from gaining control of the Company without fairly compensating all of the Company's stockholders.

<PAGE 3>

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     While the Company is exposed to changes in interest rates regarding $7,221,000 of its total debt of $9,861,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

     Foreign sales account for only 2% of the Company's total sales and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to any foreign currency exchange rate risk.

     Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its major suppliers on a term basis from six months to three years.

<PAGE 4>

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                            MARCH 31, 1999 *   DECEMBER 31, 1998
                                            --------------     -----------------
                                                       (In Thousands)
ASSETS

CURRENT ASSETS:
  Cash                                            $    369              $     25
  Accounts receivable                               19,005                17,933
  Inventories                                       10,303                12,160
  Prepaid expenses                                     288                   241
  Deferred income tax                                1,594                 1,594
                                                  --------              --------
   Total current assets                             31,559                31,953
                                                  --------              --------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                                 874                   874
  Buildings                                         12,096                12,089
  Machinery and equipment                           17,684                16,264
  Furniture and fixtures                             2,024                 2,004
                                                  --------              --------
                                                    32,678                31,231
  Less-accumulated depreciation                     13,410                12,678
                                                  --------              --------
   Net property, plant and equipment                19,268                18,553

                                                  $ 50,827              $ 50,506
                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  6,584              $  8,478
  Accrued liabilities                                8,159                 5,880
  Current maturities of long-term debt                 757                   757
                                                  --------              --------
   Total current liabilities                        15,500                15,115
                                                  --------              --------

LONG-TERM DEBT                                       9,104                10,980
                                                  --------              --------
STOCKHOLDERS' EQUITY:
Common stock, $.004 par, 50,000,000
   shares authorized, 6,227,449 issued
   and outstanding                                      25                    25
Preferred stock, 5,000,000 shares
   authorized, no shares issued
Additional paid-in capital                           8,272                 8,224
Retained earnings                                   17,926                16,162
                                                  --------              --------
   Total stockholders' equity                       26,223                24,411
                                                  --------              --------
                                                  $ 50,827              $ 50,506
                                                  ========              ========
* Unaudited

<PAGE 5>

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                      Three Months Ended     Three Months Ended
                                        March 31, 1999*        March 31, 1998*
                                      ------------------     ------------------
                                                     (In Thousands)
Sales, net                                      $ 30,036               $ 23,505

Cost of sales                                     22,798                 19,655
                                                --------               --------
  Gross profit                                     7,238                  3,850

Selling, general and administrative expenses       4,266                  2,005
                                                --------               --------
  Income from operations                           2,972                  1,845

Interest expense                                     194                    140

Amortization and other expense                        (2)                   (28)
                                                --------               --------
Income before income taxes                         2,780                  1,733

Income tax provision                               1,016                    629
                                                --------               --------
  Net income                                    $  1,764               $  1,104
                                                ========               ========
Net income per share (Basic)                    $    .28               $    .18
                                                ========               ========
                     (Diluted)                  $    .27               $    .17
                                                ========               ========

* Unaudited

<PAGE 6>

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity


                                    COMMON STOCK          PAID IN     ACCUMULATED
                                 SHARES       AMOUNT      CAPITAL       EARNINGS       TOTAL
                               ----------   ----------   ----------   -----------   ----------
                                                       (In Thousands)
BALANCE, December 31, 1998          6,219      $    25      $ 8,224      $16,162       $24,411

ISSUE OF COMMON STOCK*                  8            -           48            -            48

NET INCOME*                             -            -            -        1,764         1,764
                              -----------  -----------  -----------  -----------   -----------
BALANCE, March 31, 1999*            6,227      $    25      $ 8,272      $17,926       $26,223
                              ===========  ===========  ===========  ===========   ===========
* Unaudited

<PAGE 7>

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows
                                           Three Months Ended    Three Months Ended
                                             March 31, 1999*       March 31, 1998*
                                           ------------------    ------------------
                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 1,764               $ 1,104

Adjustments to reconcile net income
to net cash provided by operating
activities-
  Depreciation and amortization                           732                   678

  Change in assets and liabilities:
   (Increase) decrease in:

      Accounts Receivable                              (1,072)                 (477)
      Inventories                                       1,857                  (951)
      Prepaid Expenses                                    (47)                  (52)

    Increase (decrease) in:

      Accounts Payable                                 (1,894)                  315
      Accrued Liabilities                               2,279                 1,148
                                                      -------               -------
         Total adjustments                              1,855                   661
                                                      -------               -------
    Net cash provided by (used in)
      Operating Activities                              3,619                 1,765
                                                      -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                (1,447)               (1,046)
                                                      -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under revolving credit agreement          13,595                 9,000

   Payments under revolving credit agreement          (15,255)              (10,705)

   Changes in long-term debt                             (216)                  905

   Cash from issue of stock                                48                    66
                                                      -------               -------
      Net cash provided by (used in)
        financing activities                           (1,828)                 (734)
                                                      -------               -------

NET CHANGE IN CASH                                        344                   (15)

CASH, beginning of period                                  25                    26
                                                      -------               -------
CASH, end of period                                   $   369               $    11
                                                      =======               =======

* Unaudited

<PAGE 8>
                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

1.   BASIS OF PRESENTATION:
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 1998, filed by AAON, Inc. with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. However, management believes that no adjustments to the financial statements are necessary.

2.   INVENTORIES:
Inventories at March 31, 1999 (unaudited), and December 31, 1998, consist of the following:

                                        March 31,            December 31,
                                          1999                   1998
                                       -----------           -----------
         Raw Materials                 $ 6,229,000           $ 8,253,000
         Work in Process                 1,515,000             1,628,000
         Finished Goods                  2,559,000             2,279,000
                                       -----------           -----------
                                       $10,303,000           $12,160,000
                                       -----------           -----------

3.   LONG-TERM DEBT:
Long-term debt at March 31, 1999 (unaudited), and December 31, 1998, consists of the following:
                                        March 31,            December 31,
                                          1999                   1998
                                       -----------           -----------

  Bank Note, payable in monthly
    principal payments of $3,333
    through February 2000, with
    a balloon payment in March
    2000, plus interest payable
    monthly at bank's base rate
    plus 0.25% (8.0% at
    Mar. 31, 1999) collateralized
    by real estate                     $   240,000           $   250,000

<PAGE 9>

  $15,150,000 bank line of credit
    with interest payable monthly
    at LIBOR plus 1.70% (6.64% at
    March 31, 1999) due
    August 31, 2000 collateralized
    by accounts receivable,
    inventory, and intangibles of
    Aaon and Aaon Coil Products        $ 5,230,000           $ 6,890,000

  Five notes payable due in 84
    equal installments totaling
    $59,728, plus interest at
    7.47%, 7.52% and 7.11%,
    collateralized by machinery
    and equipment                        4,391,000             4,597,000
                                      ------------          ------------
                                         9,861,000            11,737,000


         Less Current Maturities           757,000               757,000
                                      ------------          ------------

                                       $ 9,104,000           $10,980,000
                                      ------------          ------------

4.   FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1998, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note                               Description
----              --------------------------------------------
 1                Business and Summary of Significant Accounting Policies
 4                Income Taxes
 5                Benefit Plans

<PAGE 10>

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) Registrant filed two reports on Form 8-K during the three month period ended March 31, 1999. The first (dated February 25, 1999) reported the Company's adoption of a shareholder rights plan and three Bylaw amendments. The second (dated March 9, 1999) reported the Company's execution of Amendment Two to Second Restated Revolving Credit Loan Agreement.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated:  May 11, 1999               By:  /s/ Norman H. Asbjornson
                                        ----------------------------------------
                                            Norman H. Asbjornson
                                            President



Dated:  May 11, 1999               By:  /s/ William A. Bowen
                                        ----------------------------------------
                                            William A. Bowen
                                            Vice President - Finance