Form 10-Q
period 1999-06-30
AAON INC
filed 1999-08-13
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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

Yes  |X|    No   [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,258,124 shares of $.004 par value Common Stock.

<PAGE 1>
                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

     On pages 4 through 9 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of  Operations.  Net sales  increased  by $11,534,000, up 23% (from
$49,464,000 to $60,998,000 during the six-month period ended June 30, 1999, compared to the same period in 1998. The increase in sales in 1999 resulted from continuing strong demand from both manufacturers' representatives and the Company's national account base, which is expected to continue throughout the rest of the year.

     Gross profit increased in the first half of 1999 to 26.1% compared to 18.3% in the same period in 1998. The increase in margins was attributable to growth and stability of the Company's work force which impacted manufacturing efficiencies, and continuing efforts to automate certain areas of production which aided operating margins.

     SG&A expenses increased $4,145,000 (86%) during the six months ended June 30, 1999, compared to 1998, due to higher expenses, including a provision for warranty charges attributable to the sales increase.

     Net income during the first half of 1999 ($4,185,000) increased at more than three times the rate of sales (76% vs. 23%) compared to the same period in 1998, due to the improvement in gross margins, which resulted primarily from improved operating efficiencies rather than price increases.

     Financial Condition and Liquidity. The $2,430,000 increase in accounts receivable at June 30, 1999, compared to December 31, 1998, was due to the sales increase.

     The $791,000 decrease in inventories resulted from tighter production and purchasing controls.

     Property, plant and equipment increased $1,060,000, at June 30, 1999, reflecting additions to machinery and equipment, offset in part by greater depreciation. All capital expenditures in the first half of 1999 were financed out of cash flow, borrowings under the Company's revolving credit bank loan and equipment financing.

     Current liabilities were up $3,447,000 reflecting higher reserves and accrued liabilities, related to the increase in sales and production.

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

<PAGE 2>

     For information concerning the Company's long-term debt at June 30, 1999, see Note 3 to the Financial Statements on pages 8 and 9 of this report.

Year 2000 Disclosure ("Y2K")

     The Company believes that it is now fully compliant in regard to the "Year 2000 Problem", insofar as its internal operations are concerned. With regard to its suppliers, in September, 1998, the Company sent 800 questionnaires to determine their state of readiness and the readiness of the suppliers' suppliers. To date approximately 724 responses have been received, most indicating that they are in compliance. The Company is following up with those not in compliance and those who have not responded. On or before the start of the fourth quarter of 1999, the Company will be doing business only with suppliers who are in compliance.

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

     If the Company has any concerns as to specific suppliers, it would commence a buildup of inventory of such parts and establish alternate suppliers for those in question.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     While the Company is exposed to changes in interest rates regarding $4,945,000 of its total debt of $7,462,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

<PAGE 3>
     Foreign sales account for only 2% of the Company's total sales and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to any foreign currency exchange rate risk.

     Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its major suppliers on a term basis from six months to three years.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders held on May 25, 1999, management's nominees, William A. Bowen and Anthony Pantaleoni, were reelected as directors for three-year terms, with each receiving 74% of the votes cast (3,518,009 shares "For" and 191,349 shares "Withheld" as to Mr. Bowen and 3,523,905 shares "For" and 185,453 shares "Withheld" as to Mr. Pantaleoni. An insurgent group's nominee, Steven A. Van Dyke, had 1,248,538 shares "For" and 135,026 shares "Withheld"). Other directors whose terms of office continued after the meeting are: Norman H. Asbjornson, John B. Johnson, Jr., and Charles
C. Stephenson, Jr., whose terms end in 2000, and J. M. Klein and Thomas E. Naugle, whose terms end in 2001.

     Also, at the Annual Meeting, the Company's proposals to (1) amend its Stock Option Plan (to increase the number of shares subject to the Plan from 1,000,000 to 1,300,000, authorize consultants, as well as employees and directors, to receive options under the Plan and extend the term of the Plan with regard to non-qualified options granted thereunder to March 11, 2012) and (2) amended the Company's Articles of Incorporation (to limit the personal liability of its directors to the fullest extent permitted by the Nevada General Corporation Law) were approved by votes of 4,595,126 shares "For" (94%), 312,462 shares "Against" and 42,743 shares "Abstain", and 3,740,667 shares "For" (74%) 1,310,416 shares "Against" and 41,839 shares "Abstain", respectively.

     Additionally, five amendments to the Company's Bylaws proposed by the insurgent group were defeated by a 73% "Against" vote (3,709,996-3,712,496 shares) vs. 27% "For" (1,378,742-1,382,011 shares) and less than 1% "Abstain" (915-2,444 shares).

<PAGE 4>

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                             JUNE 30, 1999 *   DECEMBER 31, 1998
                                             -------------     -----------------
                                                       (In Thousands)
ASSETS

CURRENT ASSETS:
  Cash                                            $     23              $     25
  Accounts receivable                               20,363                17,933
  Inventories                                       11,369                12,160
  Prepaid expenses                                   1,008                   241
  Deferred income tax                                1,594                 1,594
                                                  --------              --------
   Total current assets                             34,357                31,953
                                                  --------              --------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                                 874                   874
  Buildings                                         12,306                12,089
  Machinery and equipment                           18,448                16,264
  Furniture and fixtures                             2,119                 2,004
                                                  --------              --------
                                                    33,747                31,231
  Less-accumulated depreciation                     14,134                12,678
                                                  --------              --------
   Net property, plant and equipment                19,613                18,553

                                                  $ 53,970              $ 50,506
                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  8,731              $  8,478
  Accrued liabilities                                9,074                 5,880
  Current maturities of long-term debt                 757                   757
                                                  --------              --------
   Total current liabilities                        18,562                15,115
                                                  --------              --------

LONG-TERM DEBT                                       6,705                10,980
                                                  --------              --------
STOCKHOLDERS' EQUITY:
Common stock, $.004 par, 50,000,000
   shares authorized, 6,256,749 issued
   and outstanding                                      25                    25
Preferred stock, 5,000,000 shares
   authorized, no shares issued
Additional paid-in capital                           8,331                 8,224
Retained earnings                                   20,347                16,162
                                                  --------              --------
   Total stockholders' equity                       28,703                24,411
                                                  --------              --------
                                                  $ 53,970              $ 50,506
                                                  ========              ========
* Unaudited

<PAGE 5>

                                                                  AAON, Inc.
                                                    Consolidated Statements of Operations


                                      Three Months Ended     Three Months Ended     Six Months Ended     Six Months Ended
                                         June 30, 1999*         June 30, 1998*       June 30, 1999*       June 30, 1998*
                                      ------------------     ------------------     ----------------     ----------------
                                                                          (In Thousands)
Sales, net                                      $ 30,962               $ 25,959             $ 60,998             $ 49,464

Cost of sales                                     22,306                 20,776               45,104               40,431
                                                --------               --------             --------             --------
  Gross profit                                     8,656                  5,183               15,894                9,033

Selling, general and administrative expenses       4,695                  2,811                8,961                4,816
                                                --------               --------             --------             --------
  Income from operations                           3,961                  2,372                6,933                4,217

Interest expense                                     139                    275                  333                  415

Amortization and other expense                       (74)                   (60)                 (76)                 (88)
                                                --------               --------             --------             --------
Income before income taxes                         3,896                  2,157                6,676                3,890

Income tax provision                               1,475                    878                2,491                1,507
                                                --------               --------             --------             --------
  Net income                                    $  2,421               $  1,279             $  4,185             $  2,383
                                                ========               ========             ========             ========
Net income per share (Basic)                    $    .39               $    .21             $    .67             $    .38
                                                ========               ========             ========             ========
                     (Diluted)                  $    .38               $    .20             $    .65             $    .37
                                                ========               ========             ========             ========

* Unaudited

<PAGE 6>

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity


                                    COMMON STOCK          PAID IN     ACCUMULATED
                                 SHARES       AMOUNT      CAPITAL       EARNINGS       TOTAL
                               ----------   ----------   ----------   -----------   ----------
                                                       (In Thousands)
BALANCE, December 31, 1998          6,219      $    25      $ 8,224      $16,162       $24,411

ISSUE OF COMMON STOCK*                 38            -          107            -           107

NET INCOME                              -            -            -        4,185         4,185
                              -----------  -----------  -----------  -----------   -----------
BALANCE, June 30, 1999*             6,257      $    25      $ 8,331      $20,347       $28,703
                              ===========  ===========  ===========  ===========   ===========
* Unaudited

<PAGE 7>

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows
                                             Six Months Ended     Six Months Ended     Three Months Ended    Three Months Ended
                                              June 30, 1999*       June 30, 1998*        June 30, 1999*        June 30, 1998*
                                           ------------------    ------------------    ------------------    ------------------
                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 4,185               $ 2,383               $ 2,421               $   711

Adjustments to reconcile net income
to net cash provided by operating
activities-
  Depreciation and amortization                         1,456                 1,410                   724                   527

  Change in assets and liabilities:
   (Increase) decrease in accounts receivable          (2,430)               (1,352)               (1,358)                 (863)

   (Increase) decrease in inventories                     791                (2,125)               (1,066)                 (700)

   (Increase) decrease in prepaid expenses               (767)                  (73)                 (720)                 (565)

    Increase (decrease) in accounts payable               253                 2,441                 2,147                 2,306

    Increase (decrease) in accrued liabilities          3,194                 1,256                   915                  (559)
                                                      -------               -------               -------               -------
         Total adjustments                              2,497                 1,557                   642                   146
                                                      -------               -------               -------               -------
    Net cash provided by (used in)
      operating activities                              6,682                 3,940                 3,063                   857
                                                      -------               -------               -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                (2,516)               (3,734)               (1,069)                 (525)

    Net cash used in investing activities              (2,516)               (3,734)               (1,069)                 (525)
                                                      -------               -------               -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under revolving credit agreement          26,410                22,055                12,815                 9,250

   Payments under revolving credit agreement          (30,280)              (24,090)              (15,025)               (9,280)

   Payments on long-term debt                            (405)                1,702                  (189)                  (10)

   Cash from issue of stock                               107                   117                    59                    24
                                                      -------               -------               -------               -------
      Net cash provided by (used in)
        financing activities                           (4,168)                 (216)               (2,340)                  (16)
                                                      -------               -------               -------               -------

NET CHANGE IN CASH                                         (2)                  (10)                 (346)                  316

CASH, beginning of period                                  25                    26                   369                   211
                                                      -------               -------               -------               -------
CASH, end of period                                   $    23               $    16               $    23               $   527
                                                      =======               =======               =======               =======

* Unaudited

<PAGE 8>

                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

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

2.  INVENTORIES:
Inventories at June 30, 1999 (unaudited), and December 31, 1998, consist of the following:

                                             June 30,               December 31,
                                               1999                     1998
                                         ------------               ------------
    Raw Materials                         $ 6,496,000                $ 8,253,000
    Work in Process                         1,846,000                  1,628,000
    Finished Goods                          3,027,000                  2,279,000
                                         ------------               ------------
                                          $11,369,000                $12,160,000
                                         ------------               ------------

3.  LONG-TERM DEBT:
Long-term debt at June 30, 1999 (unaudited), and December 31, 1998, consists of the following:

                                            June 30,                December 31,
                                              1999                      1998
                                         ------------               ------------
    Bank Note, payable in monthly
    principal payments of $3,333
    through February 2000, with a
    balloon payment in March 2000,
    plus interest payable monthly
    at bank's base rate plus 0.25%
    (8.0% at June 30, 1999)
    collateralized by real estate        $    230,000                $   250,000

<PAGE 9>
    $15,150,000 bank line of credit
    with interest payable monthly at
    LIBOR plus 1.70% (6.69% at
    June 30, 1999) due August 31, 2000
    collateralized by accounts
    receivable, inventory, and
    intangibles of Aaon and Aaon Coil
    Products                              $ 3,020,000                $ 6,890,000

    Five notes payable due in 84 equal
    installments totaling $59,728, plus
    interest at 7.47%, 7.52% and 7.11%,
    collateralized by machinery
    and equipment                           4,212,000                  4,597,000
                                          -----------                -----------
                                            7,462,000                 11,737,000


    Less Current Maturities                   757,000                    757,000
                                          -----------                -----------

                                          $ 6,705,000                $10,980,000
                                          -----------                -----------

4.  FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1998, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note               Description
----      --------------------------------
 1        Operations and Organization
 2        Accounting Policies
 5        Income Taxes
 6        Major Customers
 7        Benefit Plans

<PAGE 10>
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None.

         (b) Registrant did not file any reports on Form 8-K during the three- month period ended June 30, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated: August 9, 1999                        By: /s/ Norman H. Asbjornson
                                                 -------------------------------
                                                     Norman H. Asbjornson
                                                           President



Dated: August 9, 1999                        By: /s/ Kathy I. Sheffield
                                                 -------------------------------
                                                     Kathy I. Sheffield
                                                           Treasurer