Form 10-Q
period 1999-09-30
AAON INC
filed 1999-11-09
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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

Yes      |X|           No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,259,324 shares of $.004 par value Common Stock.


<PAGE 1>
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                  On pages 4 through 9 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Results of Operations. Net sales increased by $17,448,000, up 22% (from $78,553,000 to $96,001,000) during the nine-month period ended September 30, 1999, compared to the same period in 1998. The increase in sales in 1999 resulted from continuing strong demand from both manufacturers' representatives and the Company's national account base, which is expected to continue throughout the rest of the year.

                  Gross profit increased in the first nine months of 1999 to 25.3% compared to 18.3% in the same period in 1998. The increase in margins was attributable to growth and stability of the Company's work force which impacted manufacturing efficiencies, and continuing efforts to automate certain areas of production which aided operating margins.

                  SG&A expenses increased $4,960,000 (64%) during the nine months ended September 30, 1999, compared to 1998. This increase is primarily attributable to higher sales volume and includes a $1,600,000 increase in warranty costs, $500,000 in professional and legal fees, $1,300,000 million in employment related costs and other selling and marketing expenses.

                  Net income during the first nine months of 1999 ($7,006,000) increased almost four times the rate of sales (86% vs. 22%) compared to the same period in 1998, due to the improvement in gross margins, which resulted primarily from improved operating efficiencies rather than price increases.

                  Financial Condition and Liquidity. The $4,861,000 increase in accounts receivable at September 30, 1999, compared to December 31, 1998, was due to the sales increase.

                  The $1,748,000 decrease in inventories resulted from tighter production and purchasing controls.

                  Property, plant and equipment increased $2,518,000, at September 30, 1999, reflecting additions to machinery and equipment, including a new main frame computer, offset in part by greater depreciation. All capital expenditures in the first nine months of 1999 were financed out of cash flow, borrowings under the Company's revolving credit bank loan and equipment financing.

                  Current liabilities were up $2,086,000 reflecting higher reserves and accrued liabilities, related to the increase in sales and production.

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

<PAGE 2>
                  For information concerning the Company's long-term debt at September 30, 1999, see Note 3 to the Financial Statements on pages 8 and 9 of this report.

Year 2000 Disclosure ("Y2K")

                  The Company believes that it is now fully compliant in regard to the "Year 2000 Problem", insofar as its internal operations are concerned. With regard to its suppliers, in September, 1998, the Company sent 800 questionnaires to determine their state of readiness and the readiness of the suppliers' suppliers. To date 756 responses have been received, most indicating that they are in compliance. The Company is following up with those not in compliance and those who have not responded. The Company is now doing business only with suppliers who are in compliance.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

                  While the Company is exposed to changes in interest rates regarding $6,135,000 of its total debt of $8,543,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

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

<PAGE 4>

                                   AAON, Inc.
                           Consolidated Balance Sheet

                                                *   Sep. 30, 1999       Dec. 31, 1998
                                                    -------------       -------------
                                                              (In Thousands)
ASSETS

CURRENT ASSETS
     Cash                                                 $   752             $    25
     Accounts Receivable                                   22,794              17,933
     Inventories                                           10,412              12,160
     Prepaid Expenses                                         218                 241
     Deferred Income Tax                                    1,594               1,594
                                                          -------             -------
          Total Current Assets                             35,770              31,953
                                                          -------             -------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                     874                 874
     Buildings                                             12,830              12,089
     Machinery and Equipment                               19,483              16,264
     Furniture and Fixtures                                 2,784               2,004
                                                          -------             -------
          sub-total Property, Plant & Equipment            35,971              31,231
     Less:  Accumulated depreciation                       14,900              12,678
                                                          -------             -------
         Total Property, Plant & Equipment                 21,071              18,553
                                                          -------             -------
                                         TOTAL ASSETS     $56,841             $50,506
                                                          =======             =======

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Accounts Payable                                     $ 7,884             $ 8,478
     Accrued Liabilities                                    8,879               5,880
     Current maturities of long-term debt                     438                 757

          Total Current Liabilities                        17,201              15,115
                                                          -------             -------

LONG-TERM DEBT                                              8,105              10,980
                                                          -------             -------
STOCKHOLDER'S EQUITY
     Common Stock, $.004 par, 50,000,000 shares                25                  25
          authorized; 6,259,324 issued and outstanding
     Preferred Stock, 5,000,000 shares authorized,              -                   -
          no shares issued
     Additional paid-in capital                             8,342               8,224
     Retained earnings                                     23,168              16,162
                                                          -------             -------
          Total Stockholders' Equity                       31,535              24,411
                                                          -------             -------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $56,841             $50,506
                                                          =======             =======

* unaudited

<PAGE 5>

                                   AAON, Inc.
                     Consolidated Statements of Operations*


                                                Three Months Ended                              Nine Months Ended
                                                ------------------                              -----------------
                                       Sep. 30, 1999         Sep. 30, 1998            Sep. 30, 1999         Sep. 30, 1998
                                       -------------         -------------            -------------         -------------
                                                                         (In Thousands)
Sales,  net                                 $ 35,003              $ 29,089                 $ 96,001              $ 78,553

Cost of Sales                                 26,650                23,737                   71,754                64,168
                                            --------              --------                 --------              --------
Gross Profit                                   8,353                 5,352                   24,247                14,385

Selling, general and administrative expenses   3,696                 2,882                   12,657                 7,697
                                            --------              --------                 --------              --------
Income from operations                         4,657                 2,470                   11,590                 6,688

Interest expense                                 126                   284                      459                   699

Amortization and other expense                   (57)                  (63)                    (133)                 (151)
                                            --------              --------                 --------              --------
Income before income taxes                     4,588                 2,249                   11,264                 6,140

Income tax provision                           1,767                   859                    4,258                 2,366
                                            --------              --------                 --------              --------
Net income                                  $  2,821              $  1,390                 $  7,006              $  3,774
                                            ========              ========                 ========              ========
Net income per share     (Basic)              $ 0.45                $ 0.22                   $ 1.12                $ 0.61
                                            ========              ========                 ========              ========
                         (Diluted)            $ 0.43                $ 0.22                   $ 1.09                $ 0.59
                                            ========              ========                 ========              ========
Weighted average of
shares outstanding:      (Basic)           6,258,348             6,208,362                6,242,081             6,197,540
                                           =========             =========                =========             =========
                         (Diluted)         6,499,669             6,361,867                6,452,327             6,383,513
                                           =========             =========                =========             =========

*unaudited


<PAGE 6>

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity

                                             Common Stock               Paid In          Accumulated
                                         Shares         Amount          Capital            Earnings            Total
                                         ---------------------          -------          -----------           -----
                                                                     (in thousands)
Balance, December 31, 1998                6,219           $ 25           $8,224             $16,162          $24,411

Issue of Common Stock*                       40              -              118                   -              118

Net Income*                                   0              -                -               7,006            7,006
                                          -----           ----           ------             -------          -------
Balance, September 30, 1999*              6,259           $ 25           $8,342             $23,168          $31,535
                                          =====           ====           ======             =======          =======

* unaudited

<PAGE 7>

                                   AAON, Inc.
                     Consolidated Statements of Cash Flows*

                                                                  Nine Months Ended
                                                                  -----------------
                                                          Sep. 30, 1999     Sep. 30, 1998
                                                          -------------     -------------
                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                 $ 7,006           $ 3,774

     Adjustments to reconcile net income
     to net cash provided by operating activities-
          Depreciation and  Amortization                          2,222             2,045

          Change in assets and liabilities:
          (Increase) decrease in:
                  Accounts Receivable                            (4,861)           (5,379)
                  Inventories                                     1,748              (343)
                  Prepaid Expenses                                   23              (179)

           Increase (decrease) in:
                  Accounts Payable                                 (594)            1,457
                  Accrued Liabilities                             2,999             1,733
                                                                -------           -------
                              Total Adjustments                   1,537              (666)
                                                                -------           -------
           Net cash provided by (used in)
           Operating Activities                                   8,543             3,108
                                                                -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                        (4,740)           (4,486)
                                                                -------           -------
           Net cash used in investing activities                 (4,740)           (4,486)
                                                                -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing Under Revolving Credit Agreement                  43,830            36,580

     Payments under Revolving Credit Agreement                  (44,585)          (38,880)

     Changes in long-term debt                                   (2,439)            3,466

     Cash from issue of Stock                                       118               199
                                                                -------           -------
           Net cash provided by (used in)
           financing activities                                  (3,076)            1,365
                                                                -------           -------

NET CHANGE IN CASH                                                  727               (13)

CASH, beginning of period                                            25                26
                                                                -------           -------
CASH, end of period                                             $   752           $    13
                                                                =======           =======

*unaudited

<PAGE 8>
                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

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

2.  INVENTORIES:
Inventories at September 30, 1999 (unaudited), and December 31, 1998, consist of the following:

                                   September 30,               December 31,
                                       1999                       1998
                                   ------------                -----------
         Raw Materials              $ 6,825,000                $ 8,253,000
         Work in Process              1,574,000                  1,628,000
         Finished Goods               2,013,000                  2,279,000
                                   ------------               ------------
                                    $10,412,000                $12,160,000
                                   ------------               ------------

3.  LONG-TERM DEBT:
Long-term debt at September 30, 1999 (unaudited), and December 31, 1998, consists of the following:

                                                  September 30,     December 31,
                                                      1999             1998
                                                  ------------      -----------
     Bank   Note,   payable  in  monthly
     principal    payments   of   $3,333
     through   February  2000,   with  a
     balloon payment in March 2000, plus
     interest  payable monthly at bank's
     base rate plus 0.25%  (8.0% at June
     30,  1999)  collateralized  by real
     estate                                                $ 0        $ 250,000

<PAGE 9>
     $15,150,000  bank  line  of  credit
     with  interest  payable  monthly at
     LIBOR   plus   1.70%    (7.08%   at
     September  30, 1999) due August 31,
     2001                                          $ 6,135,000      $ 6,890,000


     Three notes payable due in 84 equal
     installments totaling $36,489, plus
     interest   at  7.47%,   and  7.52%,
     collateralized   by  machinery  and
     equipment                                       2,408,000        4,597,000
                                                   -----------      -----------
                                                     8,543,000       11,737,000

         Less Current Maturities                       438,000          757,000
                                                   -----------      -----------
                                                   $ 8,105,000      $10,980,000
                                                   -----------      -----------

4.  FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1998, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note                      Description
----              ----------------------------------
 1                Operations and Organization
 2                Accounting Policies
 5                Income Taxes
 6                Major Customers
 7                Benefit Plans

<PAGE 10>
                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b) Registrant filed one report on Form 8-K during the three-month period ended September 30, 1999. It was dated September 17, 1999, reporting Registrant's authorization of the repurchase of up to 10% of the company's outstanding common stock.


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated: November 4, 1999            By: /s/ Norman H. Asbjornson
                                       --------------------------------
                                           Norman H. Asbjornson
                                           President



Dated: November 4, 1999            By: /s/ Kathy I. Sheffield
                                       --------------------------------
                                           Kathy I. Sheffield
                                           Treasurer