Form 10-K
period 1999-12-31
AAON INC
filed 2000-03-29
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's voting stock held by non-affiliates computed by reference to the closing price of such stock on March 1, 2000, was approximately $55,205,000. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 1, 2000, Registrant had outstanding a total of 5,885,024 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 23, 2000, are incorporated into Part III.

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

On December 30, 1991, AAON Coil Products, Inc. ("ACP", formerly CP/AAON, Inc.), a Texas corporation organized as a wholly-owned subsidiary of AAON-Nevada for such purpose, purchased most of the assets of Coils Plus, Inc., of Longview, Texas, which manufactures coils used in the products of AAON-Oklahoma, as well as air handling and condensing units introduced in 1998.

Products and Markets

The Company engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, air-conditioning coils and air handling and condensing units. Its products serve the commercial and industrial new construction and replacement markets. To date virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for only 2% of its sales last year.

The rooftop and condenser markets consist of units installed on commercial or industrial structures of generally less than 10 stories in height. Air handling units and coils are applicable to all sizes of commercial and industrial buildings. Coil sales are also made to air-conditioning unit manufacturers, including AAON-Oklahoma.

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

Based on its 1999 level of sales, approximately $128 million, the Company has a 10-11% share of the rooftop market and a 1% share of the coil market. Approximately 65% of the Company's sales now come from new construction and 35% from renovation/replacements. The percentage of sales (for new construction vs. replacement) to particular customers is related to their stage of development, e.g., Wal-Mart, Home Depot and Target, 80% new construction and 20% replacement. Sales of air handling and condensing units in 1999 amounted to approximately $1.6 million.

The Company purchases certain components, fabricates sheet metal and tubing and then assembles and tests its finished products. The finished products of AAON-Oklahoma consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary" products. The finished products of ACP are coils consisting of a sheet metal casing with tubing and fins contained therein, air handling units consisting of coils, blowers and filters and condensing units consisting of coils, fans and compressors.


<PAGE 2>
AAON-Oklahoma now has three groups of rooftop products: its RK Series, which is offered in 18 cooling sizes ranging from 3 to 60 tons; its RF Series, which is offered in nine cooling sizes ranging from 40 to 130 tons; and its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in nine sizes ranging from 4 to 50 tons. The Company's heat recovery option applicable to its RK and RF units (which responds to the U.S. Clean Air Act mandate to increase fresh air in commercial structures and increases the capacity of these units by up to 50% with no additional energy cost) has gained significant customer acceptance.

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

In January, 2000, AAON-Oklahoma, developed a prototype wall-hung heating and air-conditioning unit which it plans to market for commercial buildings requiring a product designed for small space(s). The development of this product did not require a material investment, but could produce material results. Also, the Company expects to commence production of water chillers in the latter part of this year.

Major Customers

The Company's largest customers last year were Wal-Mart Stores, Inc., Home Depot, Inc., and Target Stores, Inc. Sales to Wal-Mart, Home Depot and Target were 23%, 8% and 8% of total sales, respectively, in 1999 compared to 21%, 8% and 7%, respectively, in 1998. The Company has no written contract with these customers.

The loss of any of the above customers would have a material adverse affect on the Company. However, with the continuing expansion of the Company's customer base, management believes that the extent of its dependence on sales to its major customers will diminish over a period of time.

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

<PAGE 3>
Distribution

The Company utilizes a direct sales staff of nine individuals and approximately 84 independent manufacturer representatives' organizations having 104 offices to market its products in the United States. The Company also has one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from the Company's Tulsa and Longview plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

AAON-Oklahoma's products and sales strategy focus on a "niche" market. The targeted market for its rooftop equipment is customers seeking a product of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service its customers and the ultimate consumer, AAON-Oklahoma provides parts availability through two independent parts distributors and has a factory service organization at its Tulsa plant. Also, a number of the manufacturer representatives utilized by the Company have their own service organizations, which, together with the Company, provide the necessary warranty work and/or normal service to customers.

The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors (if applicable), an additional four years; and on gas-fired heat exchangers (if applicable), 10 years.

Research and Development

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. Ongoing work involves the HA Series, component evaluation and refinement, development of control systems and new product development. This work will cost approximately $200,000 per year and is budgeted as a normal, recurring expense.

Backlog

The Company had a current backlog as of March 1, 2000, of $33,641,000, compared to $29,833,000 at March 1, 1999. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2000; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. The Company regularly reviews its working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Its greatest needs arise during the months of July-November, the peak season for inventory (primarily purchased material) and accounts receivable. The Company's working capital requirements are generally met through a bank revolving credit facility, which currently permits borrowings up to $15,150,000. The Company believes that it will have sufficient bank credit available to meet its working capital needs for the foreseeable future.

Seasonality

Sales of the Company's products are moderately seasonal with the peak period being July-November of each year.

Competition

In the domestic market, the Company competes primarily with Trane Company, a division of American Standard, Inc., Carrier Corporation, a subsidiary of United Technologies Corporation, Lennox International, Inc., and York International Corporation. All of these competitors are substantially larger and have greater resources than the Company. The Company competes primarily on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, AAON-Oklahoma often is at a competitive disadvantage on sales of rooftop units because of the emphasis placed on initial cost; whereas, in the replacement market and other owner-controlled purchases of such units, the Company has a better chance of getting the business since quality and long-term cost are generally taken into account.

<PAGE 4>
Employees

As of March 1, 2000, the Company had 915 employees and 98 temporaries, none of whom are represented by unions. Management considers its relations with its employees to be good.

Patents, Trademarks, Licenses and Concessions

The Company does not consider any patents, trademarks, licenses or concessions held by it to be material to its business operations, other than patents issued regarding its heat recovery wheel option, blower and gas-fired heat exchanger.

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

The original facility's manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and NC punching equipment. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $10 million per month in 1999, which is 60% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company.

The expansion facility, which was purchased on December 31, 1997, is 24% (108,000 sq. ft.) utilized by the Company and 76% leased to third parties. The Company uses 8,000 sq. ft. for office space and 20,000 sq. ft. for warehouse space and will utilize 80,000 sq. ft. for manufacturing in 2000. The remaining 349,000 sq. ft. will afford the Company additional plant and office space for long-term growth.

The operations of ACP are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 226,000 square feet on 14 acres. The manufacturing area (approximately 219,000 square feet) is located in three 120-foot wide sheet metal buildings connected by an adjoining structure. The facility is built for light industrial manufacturing.

<PAGE 5>
Item 3.  Legal Proceedings.

The Company is not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of its knowledge, has been threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 1999, through December 31, 1999.

<PAGE 6>
                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of sales prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:


           Quarter Ended                             High Bid        Low Bid
           -------------                             --------        -------
           March 31, 1998                            $  11.75        $  6.63
           June 30, 1998                             $  11.50        $  9.75
           September 30, 1998                        $  11.00        $  6.75
           December 31, 1998                         $  10.50        $  7.50

           March 31, 1999                            $  12.00        $  8.13
           June 30, 1999                             $  12.00        $ 10.38
           September 30, 1999                        $  16.38        $ 11.50
           December 31, 1999                         $  14.50        $ 12.26

On March 1, 2000, there were 187 holders of record, and 1,451 beneficial owners, of the Company's Common Stock.

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

                                                                      Years Ended December 31,
Results of Operations:                      1999             1998               1997             1996             1995
----------------------                  -----------      -----------        -----------      -----------      -----------
                                                             (In thousands, except earnings per share)
Net sales                               $   128,035      $   106,781        $    81,676      $   62,845       $   67,346
Net income                              $     9,697      $     5,230        $     3,022      $    2,075       $    2,069
Basic earnings per share                $      1.55      $       .84        $       .49      $      .34       $      .34
Diluted earnings per share              $      1.50      $       .82        $       .48      $      .33       $      .33

                                                                            December 31,
Balance Sheet Data:                         1999             1998               1997             1996             1995
-------------------                     -----------      -----------        -----------      -----------      -----------
                                                                           (In thousands)
Total assets                            $    58,656      $    50,506        $    42,810       $  35,569        $  32,212
Long-term debt                          $     6,630      $    10,980        $    12,857       $   8,976        $  10,695
Stockholders' equity                    $    33,618      $    24,411        $    18,873       $  15,640        $  13,546

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

<PAGE 8>
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth below is income statement information with respect to the Company for years 1999, 1998 and 1997:

                                                               Years ended December 31,
                                           ----------------------------------------------------
                                                     1999               1998              1997
                                                     ----               ----              ----
                                                             (In thousands)

Net sales                                        $128,035            $106,781         $ 81,676

Cost of sales                                      97,317              86,952           68,605
                                                 --------            --------         --------
   Gross profit                                    30,718              19,829           13,071

Selling, general and administrative expenses       14,741              10,626            8,146
                                                 --------            --------         --------
   Income from operations                          15,977               9,203            4,925

Interest expense                                      574               1,017              687

Other (income) expense                               (238)               (359)             167
                                                 --------            --------         --------
   Income before income taxes                      15,641               8,545            4,071

Income tax provision                                5,944               3,315            1,049
                                                 --------            --------         --------
   Net income                                    $  9,697            $  5,230         $  3,022
                                                 ========            ========         ========

Results of Operations

Net sales increased approximately 20% in 1999 as compared to 1998, and 1998 sales were 31% greater than in 1997. The increase in sales in 1999 and 1998 were attributable to increased sales to the Company's entire customer base, which is expected to continue in 2000. Sales to existing customers accounted for 84% of the Company's business in 1999, with 16% coming from new business.

Gross profit increased in 1999 to 24.0% compared to 18.6% in 1998, and 16.0% in 1997. The increase in margins in 1999 was attributable to improved labor efficiency, automated sheet metal equipment and an improved computer software system.

SG&A expenses increased by 38.7% in 1999 compared to 1998, due to provisions for increased reserves. These expenses as a percent of sales were 11.5 in 1999, compared to 10.0 in 1998 and 1997.

Interest expense was lower in 1999 compared to 1998 and 1997 due to a decrease in debt level.

The $238,000 and $359,000 of other income in 1999 and 1998, respectively, compared to other expense of $167,000 in 1997, are primarily attributable to rental income from the Company's "expansion facility" (see Item 2).

Income before income taxes as a percent of sales  increased from 5.0 in 1997, to
8.0 in 1998 and to 12.2 in 1999, due to improved operational efficiencies.

The income tax provisions in 1999, 1998 and 1997 were 38%, 39% and 26% respectively. The 1997 provision was affected by permanent tax deductions and credits.

Financial Condition and Liquidity

Accounts receivable increased by $3,394,000 at December 31, 1999, compared to year end 1998, due to the increase in sales during 1999.

<PAGE 9>
Property, Plant and Equipment at December 31, 1999, was $3,626,000 higher than at year end 1998 due to equipment purchases and building improvements of
$6,689,000,   reduced  by  depreciation  expense  of  $3,063,000.   All  capital
expenditures in 1999 were financed out of cash flow, borrowings under the Company's revolving credit bank loan and equipment financing.

The increase in accounts payable at December 31, 1999 from December 31, 1998 primarily reflects increased sales volumes in 1999 and the timing of payments to creditors.

Accrued liabilities at year-end 1999 compared to 1998 reflect an increase in reserves (warranty and commissions) related to the increased sales in 1999.

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

The Company's revolving credit line (which currently extends to August 31, 2001) provides for maximum borrowings of $15,150,000. Interest on this line is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.7%, at the election of the Company.

Year 2000 Disclosure ("Y2K")

As forecasted, the Company was fully compliant at year end regarding the "Year 2000 Problem" insofar as its internal operations were concerned. As of December 31, 1999, the Company was doing business only with suppliers who were also in compliance and the Company did not incur any material costs in addressing Y2K issues.

However, as a precautionary measure, the Company increased its inventory of parts by approximately $1,750,000 in December, 1999.

Management foresees no Y2K related problems in the future.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issues SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of the adoption of SFAS No. 133. However, as of December 31, 1999 and 1998, the Company had no outstanding derivative instruments.

<PAGE 10>
Forward-Looking Statements

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

While the Company is exposed to changes in interest rates regarding $6,341,000 of its total debt of $8,145,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

<PAGE 11>
                                    PART III

Item 10.   Directors and Executive Officers of Registrant.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.


Item 11.   Executive Compensation.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.


Item 13.   Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.


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

                (10)         AAON, Inc. 1992 Stock Option Plan, as amended (vii)

                (21)         List of Subsidiaries (viii)

                (27)         Financial Data Schedule

--------------------------
         (i) Incorporated herein by reference to the exhibits to the Company's Form S-18 Registration Statement No. 33-18336-LA.

         (ii) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and to the Company's Forms 8-K dated March 21, 1994, March 10, 1997, and March 17, 2000.

         (iii) Incorporated herein by reference to the Company's Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

         (iv) Incorporated by reference to exhibit to the Company's Form 8-K dated September 25, 1996.

         (v) Incorporated herein by reference to exhibits to the Company's Forms 8-K dated September 26, 1997, March 9, 1999, and March 17, 2000.

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

         (b) The Company did not file any reports on Form 8-K during the period from October 1, 1999, to December 31, 1999.

<PAGE 14>
                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                     AAON, INC.


Dated:  March 21, 2000               By: /s/ Norman H. Asbjornson
                                         ----------------------------------
                                             Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 21, 2000                   /s/ Norman H. Asbjornson
                                         -----------------------------------
                                             Norman H. Asbjornson
                                             President and Director
                                             (principal executive officer)


Dated:  March 21, 2000                   /s/ Kathy I Sheffield
                                         -----------------------------------
                                             Kathy I. Sheffield
                                             Treasurer
                                             (principal financial officer
                                             and principal accounting officer)


Dated:  March 21, 2000                   /s/ John B. Johnson, Jr.
                                         -----------------------------------
                                             John B. Johnson, Jr.
                                             Director


Dated:  March 21, 2000                   /s/ Joseph M. Klein
                                         -----------------------------------
                                             Joseph M. Klein
                                             Director


Dated:  March 21, 2000                   /s/ Thomas E. Naugle
                                         -----------------------------------
                                             Thomas E. Naugle
                                             Director

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


<PAGE 16>
Report of Independent Public Accountants


To the Stockholders of AAON, Inc.:

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
February 11, 2000

<PAGE 17>

AAON, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                             DECEMBER 31,
ASSETS                                                    1999          1998
------                                                 --------      --------
CURRENT ASSETS:
   Cash                                                $     25      $     25
   Accounts receivable, net                              21,327        17,933
   Inventories, net                                      11,866        12,160
   Prepaid expenses and other                               566           241
   Deferred tax asset                                     2,693         1,594
                                                       --------      --------
         Total current assets                            36,477        31,953
                                                       --------      --------

PROPERTY, PLANT AND EQUIPMENT, net                       22,179        18,553
                                                       --------      --------
         Total assets                                  $ 58,656      $ 50,506
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                    $  9,045      $  8,478
   Accrued liabilities                                    7,763         5,597
   Current maturities of long-term debt                     438           757
                                                       --------      --------
         Total current liabilities                       17,246        14,832
                                                       --------      --------

DEFERRED TAX LIABILITY                                    1,162           283
                                                       --------      --------

LONG-TERM DEBT                                            6,630        10,980
                                                       --------      --------

STOCKHOLDERS' EQUITY, per accompanying statements:
   Preferred stock, $.001 par value,
     5,000,000 shares authorized, no
     shares issued                                            -             -
   Common stock, $.004 par value,
     50,000,000 shares authorized,
     6,206,824 and 6,219,449 issued
     at December 31, 1999 and 1998,
     respectively                                            25            25
   Additional paid-in capital                             7,734         8,224
   Retained earnings                                     25,859        16,162
                                                       --------      --------
         Total stockholders' equity                      33,618        24,411
                                                       --------      --------
         Total liabilities and stockholders' equity    $ 58,656      $ 50,506
                                                       ========      ========

The accompanying notes are an integral part of these consolidated balance sheets.

<PAGE 18>

AAON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
                                                               YEARS ENDED DECEMBER 31,
                                                    1999                  1998                1997
                                                -----------           -----------         -----------

NET SALES                                       $   128,035           $   106,781         $    81,676

COST OF SALES                                        97,317                86,952              68,605
                                                -----------           -----------         -----------

         GROSS PROFIT                                30,718                19,829              13,071

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         14,741                10,626               8,146
                                                -----------           -----------         -----------

         INCOME FROM OPERATIONS                      15,977                 9,203               4,925

INTEREST EXPENSE                                        574                 1,017                 687

OTHER (INCOME) EXPENSE                                 (238)                 (359)                167
                                                -----------           -----------         -----------

         INCOME BEFORE INCOME TAXES                  15,641                 8,545               4,071

INCOME TAX PROVISION                                  5,944                 3,315               1,049
                                                -----------           -----------         -----------

         NET INCOME                             $     9,697           $     5,230         $     3,022
                                                ===========           ===========         ===========

EARNINGS PER SHARE:
   Basic                                        $      1.55           $       .84         $       .49
                                                ===========           ===========         ===========
   Diluted                                      $      1.50           $       .82         $       .48
                                                ===========           ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                            6,241                 6,202               6,159
                                                ===========           ===========         ===========
     Diluted                                          6,460                 6,385               6,303
                                                ===========           ===========         ===========

The accompanying notes are an integral part of these consolidated statements.

<PAGE 19>

AAON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                         Common Stock              Paid-in        Retained
                                                      Shares      Amount           Capital        Earnings           Total
                                                      ------      ------           -------        --------           -----
BALANCE, JANUARY 1, 1997                              6,128         $ 25          $  7,705       $   7,910       $  15,640

NET INCOME                                                -            -                 -           3,022           3,022

STOCK OPTIONS EXERCISED                                  48            -               211               -             211
                                                     ------         ----          --------       ---------       ---------

BALANCE, DECEMBER 31, 1997                            6,176           25             7,916          10,932          18,873

NET INCOME                                                -            -                 -           5,230           5,230

STOCK OPTIONS EXERCISED                                  43            -               308               -             308
                                                     ------         ----          --------       ---------       ---------

BALANCE, DECEMBER 31, 1998                            6,219           25             8,224          16,162          24,411

NET INCOME                                                -            -                 -           9,697           9,697

STOCK OPTIONS EXERCISED                                  48            -               308               -             308

STOCK REPURCHASED AND RETIRED
                                                        (61)           -              (798)              -            (798)
                                                     ------         ----          --------       ---------       ---------

BALANCE, DECEMBER 31, 1999                            6,206         $ 25          $  7,734       $  25,859       $  33,618
                                                     ======         ====          ========       =========       =========

The accompanying notes are an integral part of these consolidated statements.

<PAGE 20>

AAON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   1999          1998            1997
                                                                                ----------    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $    9,697    $    5,230      $    3,022
                                                                                ----------    ----------      ----------
   Adjustments to reconcile net income to net cash provided
     by operating activities-
       Depreciation                                                                  3,063         2,848           2,517
       Provision for losses on accounts receivable                                     470           324             175
       Provision for excess and obsolete inventories                                   550           200              20
       Gain on disposition of assets                                                   (40)          (48)            (13)
       Deferred income taxes                                                          (220)         (269)          1,370
       Change in assets and liabilities-
         Accounts receivable                                                        (3,864)       (4,239)           (654)
         Inventories                                                                  (256)       (1,708)         (1,532)
         Prepaid expenses and other                                                   (325)          204            (239)
         Accounts payable                                                              567         1,341           1,040
         Accrued liabilities                                                         2,311         1,926            (934)
                                                                                ----------    ----------      ----------
           Net cash provided by operating activities                                11,953         5,809           4,772
                                                                                ----------    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment                                  40            70              81
   Capital expenditures                                                             (6,689)       (4,837)         (9,037)
                                                                                ----------    ----------      ----------
           Net cash used in investing activities                                    (6,649)       (4,767)         (8,956)
                                                                                ----------    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                                      60,875        50,239          39,910
   Payments under revolving credit agreement                                       (62,975)      (54,835)        (37,115)
   Proceeds from long-term debt                                                          -         3,756           1,260
   Payments on long-term debt                                                       (2,569)         (455)            (90)
   Stock options exercised                                                             163           252             107
   Repurchase of stock                                                                (798)            -               -
                                                                                ----------    ----------      ----------
           Net cash provided by (used in) financing activities                      (5,304)       (1,043)          4,072
                                                                                ----------    ----------      ----------

NET DECREASE IN CASH                                                                     -            (1)           (112)
                                                                                ----------    ----------      ----------

CASH, beginning of year                                                                 25            26             138
                                                                                ----------    ----------      ----------

CASH, end of year                                                               $       25    $       25      $       26
                                                                                ==========    ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

<PAGE 21>
AAON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
(Dollar amounts in thousands, except per share information)


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

Business and Credit Concentrations

The Company's customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. No single customer accounted for a significant amount of the Company's accounts receivable at December 31, 1999. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Sales to customers with greater than 10% of total sales consist of the following:

                                                 Years Ended December 31,
                                                1999       1998       1997
                                                ----       ----       ----
         Target Stores, Inc.                     *          *         11%
         Wal-Mart Stores, Inc.                  23%        21%        11%

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Property, plant and equipment are depreciated using the straight-line method over the following estimated useful lives:
                                                      Years
                                                      -----
         Buildings                                    10-30
         Machinery and equipment                      3-15
         Furniture and fixtures                       2-5

<PAGE 22>
Warranties

A provision is made for the estimated cost of warranty obligations at the time the related products are sold. Warranty expense was $5,456, $3,617 and $2,356 for the years ended December 31, 1999, 1998 and 1997, respectively.

Earnings Per Share

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options, as determined by applying the treasury stock method. For the years ended December 31, 1999 and 1997, all outstanding options were considered dilutive. At December 31, 1998, 27,500 options were considered to be anti-dilutive. A reconciliation of net income and weighted average shares (in thousands) used in computing basic and diluted earnings per share is as follows:

                                                For the Year Ended
                                                 December 31, 1999
                                                ------------------
                                                                     Per-Share
                                          Income         Shares         Amount
                                          ------         ------      ---------
   Basic EPS
     Net income                         $  9,697          6,241          $1.55
     Net additional shares issuable            -            219              -

   Diluted EPS
     Net income                         $  9,697          6,460          $1.50


                                                For the Year Ended
                                                 December 31, 1998
                                                ------------------
                                                                     Per-Share
                                          Income         Shares         Amount
                                          ------         ------      ---------
   Basic EPS
     Net income                         $  5,230          6,202          $ .84
     Net additional shares issuable            -            183              -

   Diluted EPS
     Net income                         $  5,230          6,385          $ .82

                                                For the Year Ended
                                                 December 31, 1997
                                                ------------------
                                                                     Per-Share
                                          Income         Shares         Amount
                                          ------         ------      ---------
   Basic EPS
     Net income                         $  3,022          6,159          $ .49
     Net additional shares issuable            -            144              -

   Diluted EPS
     Net income                         $  3,022          6,303          $ .48

<PAGE 23>
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of December 31, 1999 and 1998, the Company had no outstanding derivative instruments.

Details to Consolidated Balance Sheets

                                                                     December 31,
                                                                  1999           1998
                                                               --------        ------
ACCOUNTS RECEIVABLE:
   Accounts receivable                                         $ 22,177        $ 18,343
   Less- allowance for doubtful accounts                            850             410
                                                               --------        --------
         Total, net                                            $ 21,327        $ 17,933
                                                               ========        ========
INVENTORIES:
   Raw materials                                               $  8,875        $  8,253
   Work in process                                                1,200           1,628
   Finished goods                                                 2,691           2,629
                                                               --------        --------
                                                                 12,766          12,510
   Less- allowance for excess and obsolete inventories              900             350
                                                               --------        --------
         Total, net                                            $ 11,866        $ 12,160
                                                               ========        ========
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                        $    874        $    874
   Buildings                                                     14,336          12,089
   Machinery and equipment                                       19,665          16,264
   Furniture and fixtures                                         2,954           2,004
                                                              ---------        --------
                                                                 37,829          31,231
   Less- accumulated depreciation                                15,650          12,678
                                                              ---------        --------
         Total, net                                           $  22,179        $ 18,553
                                                              =========        ========
ACCRUED LIABILITIES:
   Warranty                                                   $   3,860        $  2,010
   Commissions                                                    1,912           1,877
   Income taxes                                                     188             419
   Other                                                          1,803           1,291
                                                              ---------        --------
         Total                                                $   7,763        $  5,597
                                                              =========        ========

<PAGE 24>

                                                                       Year Ended December 31,
                                                                 1999            1998           1997
                                                              -------         -------        -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Balance, beginning of period                               $   410         $   360        $   533
   Provision for losses on accounts receivable                    470             324            175
   Accounts receivable written off, net of recoveries             (30)           (274)          (348)
                                                              -------         -------        -------
   Balance, end of period                                     $   850         $   410        $   360
                                                              =======         =======        =======

ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORY:
   Balance, beginning of period                               $   350         $   150        $   130
   Provision for excess and obsolete inventories                  550             200             20
                                                              -------         -------        -------
   Balance, end of period                                     $   900         $   350        $   150
                                                              =======         =======        =======

2.  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest payments of $561, $1,017 and $682 were made during the years ended December 31, 1999, 1998 and 1997, respectively. Payments for income taxes of $6,234, $2,914 and $912 were made during the years ended December 31, 1999, 1998 and 1997, respectively.

3.  DEBT:

Long-term debt at December 31, consists of the following:

                                                         1999          1998
                                                     --------      --------
$15,150 unsecured bank line of credit, with
  interest payable monthly at LIBOR plus
  1.70% (7.7% at December 31, 1999), due
  August 31, 2001.                                   $  4,790      $  6,890

Notes payable,  due in monthly  installments
  of $37, with interest  ranging from
  7.47% to  7.52%  at  December  31,  1999,
  collateralized  by  machinery  and
  equipment.                                            2,278         4,597

Other                                                       -           250
                                                     --------      --------
                                                        7,068        11,737
Less- current maturities                                  438           757
                                                     --------      --------
                                                     $  6,630      $ 10,980
                                                     ========      ========

Maturities of long-term debt for each of the years ended December 31 are as follows:

         2000                                   $    438
         2001                                      5,228
         2002                                        438
         2003                                        438
         2004                                        438
         Thereafter                                   88
                                                --------
                                                $  7,068
                                                ========

The revolving credit agreement requires, among other things, that the Company maintain a minimum tangible net worth, working capital and debt to tangible net worth ratio and it limits capital expenditures. At December 31, 1999, the Company was in compliance with the covenants of the revolving credit agreement.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

<PAGE 25>
4.  INCOME TAXES:

The Company accounts for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax basis of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:

                                              Years Ended December 31,
                                         1999           1998            1997
                                         ----           ----            ----
         Current                     $  6,164       $  3,584        $    622
         Deferred                        (220)          (269)            427
                                     --------       --------        --------
                                     $  5,944       $  3,315        $  1,049
                                     ========       ========        ========

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                               Years Ended December 31,
                                         1999           1998           1997
                                         ----           ----           ----
         Federal statutory rate           35%            34%            34%
         State income taxes                4              5              -
         Employment credits               (1)            (1)            (4)
         Other                             -              1             (4)
                                         ---            ---            ---
                                          38%            39%            26%
                                         ===            ===            ===

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 are as follows:
                                                           1999        1998
                                                           ----        ----
       Deferred tax assets -
         Valuation reserves                             $   665    $    552
         Warranty accrual                                 1,467         764
         Other accruals                                     517         222
         Other, net                                          44          56
                                                        -------    --------
                                                        $ 2,693    $  1,594
                                                        =======    ========
       Deferred tax liabilities -
         Depreciation and amortization                  $ 1,162    $    283
                                                        =======    ========

5.  BENEFIT PLANS:

The Company maintains a stock option plan for key employees and directors and restricts 1,300,000 shares of common stock for issuance under the plan. Under the terms of this plan, the exercise price of shares granted will not be less than 85% of their fair market value at the date of the grant. The exercise price of all options granted was equal to the market price at the date of grant. Options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable for ten years. At December 31, 1999, 153,625 shares were available for granting future options. The number and exercise price of options granted were as follows:
                                                               Weighted
                                                                Average
                                              Number        Exercise Price
                                            of Shares          Per Share
                                            ---------       --------------
OUTSTANDING AT JANUARY 1, 1997                425,750           $  3.17
  Granted                                     167,500              6.84
  Exercised                                   (47,875)             2.25
  Cancelled                                   (20,000)             5.13
                                           ----------           -------
<PAGE 26>
                                                               Weighted
                                                                Average
                                              Number        Exercise Price
                                            of Shares          Per Share
                                            ---------       --------------
OUTSTANDING AT DECEMBER 31, 1997              525,375              4.35
  Granted                                     291,500              8.23
  Exercised                                   (43,000)             5.75
  Cancelled                                   (35,000)             7.63
                                           ----------           -------

OUTSTANDING AT DECEMBER 31, 1998              738,875              5.65
  Granted                                     300,500             12.64
  Exercised                                   (47,575)             3.72
  Cancelled                                   (21,000)             7.88
                                           ----------           -------

OUTSTANDING AT DECEMBER 31, 1999              970,800           $  7.87
                                           ==========           =======

The following is a summary of stock options outstanding as of December 31, 1999:

                                         Options Outstanding                                Options Exercisable
                       ---------------------------------------------------------  ------------------------------------
                            Number              Weighted            Weighted            Number            Weighted
     Range of           Outstanding at          Average        Average Remaining    Exercisable at         Average
 Exercise Prices       December 31, 1999     Exercise Price     Contractual Life  December 31, 1999     Exercise Price
 ---------------       -----------------     --------------    -----------------  -----------------     --------------
    $1.14-1.19              152,875              $  1.16             2.4                152,875              $ 1.16
    $4.50-7.63              435,925              $  6.56             7.9                176,635              $ 6.19
   $9.00-11.25              107,500              $  9.80             8.7                 16,500              $ 9.77
   $11.50-13.00             274,500              $ 12.93             9.8                      -                   -

The Company applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1999        1998          1997
                                              -------     --------      -------
       Net income:
         As reported                          $ 9,697     $  5,230      $ 3,022
         Pro forma                            $ 9,299     $  4,949      $ 2,872

       Basic earnings per share:
         As reported                          $  1.55     $    .84      $   .49
         Pro forma                            $  1.49     $    .80      $   .47

       Diluted earnings per share:
         As reported                          $  1.50     $    .82      $   .48
         Pro forma                            $  1.44     $    .78      $   .46

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 42.46% to 55.34%; risk-free interest rate of 4.38% to 6.98%; and expected lives of four to eight years.

<PAGE 27>
The Company sponsors a defined contribution benefit plan. Employees can make contributions at a minimum of 1% and a maximum of 15% of compensation. The
Company  may,  on  a  discretionary   basis,   contribute  a  Company   matching
contribution not to exceed 6% of compensation. The Company made matching contributions of $329, $595 and $159 in 1999, 1998 and 1997, respectively. The Company made additional discretionary contributions of $1,150 in the form of Company stock during 1999.

The Company maintains a profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis. Profit sharing expense was $1,735, $902 and $509 for the years ended December 31, 1999, 1998 and 1997, respectively.

6.  SHAREHOLDER RIGHTS PLAN:

During 1998, the Board of Directors adopted a Stockholder Rights Plan. The plan creates a dividend of one right for each outstanding share of the Company's common stock. The rights are traded with the Company's common stock. Generally, the rights become exercisable after a public announcement that a person has acquired, or a tender offer is made for, 20% or more of the common stock of the Company. If either of these events occur, each right will entitle the holder (other than a holder owning more than 20% of the outstanding stock) to buy the number of shares of the Company's common stock having a market value two times the exercise price. The exercise price is $60.

The rights may be redeemed by the Company for $0.001 per right until a person or group has acquired 20% of the Company's common stock. The distribution of the rights were made to stockholders of record as of March 1, 1999.

7.  SUBSEQUENT EVENT:

Subsequent to December 31, 1999, the Company repurchased and retired 241,200 shares of its common stock for $3,364.

8.  QUARTERLY RESULTS (Unaudited):

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                        Quarter Ended
                                 -----------------------------------------------------------
                                 March 31        June 30      September 30       December 31
                                 --------        -------      ------------       -----------
1999
----
Net sales                       $  30,036      $  30,962       $  35,003          $  32,034
Gross profit                        7,238          8,656           8,353              6,471
Net income                          1,764          2,421           2,821              2,691
Earnings per share:
   Basic                             0.28           0.39            0.45               0.43
   Diluted                           0.27           0.38            0.43               0.41

1998
----
Net sales                       $  23,505      $  25,959       $  29,089          $  28,228
Gross profit                        3,850          5,183           5,352              5,444
Net income                          1,104          1,279           1,390              1,457
Earnings per share:
   Basic                             0.18           0.21            0.22               0.23
   Diluted                           0.17           0.20            0.22               0.23