Form 10-Q
period 2000-03-31
AAON INC
filed 2000-05-05
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

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

         Yes  [X]     No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 5,891,549 shares of $.004 par value Common Stock.

<PAGE 1>
                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          On pages 3 through 8 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Results of Operations. Net sales increased by $4,494,000, up 15.0% (from $30,036,000 to $34,530,000) during the three-month period ended March 31, 2000, compared to the same period in 1999. Sales to existing customers in the first quarter accounted for 90% of the Company's business, with 10% coming from new business. The increase in sales in 2000 resulted from continuing strong demand from both manufacturers' representatives and the Company's national account base, which is expected to continue throughout the rest of the year.

          Gross profit increased in the first quarter of 2000 to 25.6% compared to 24.1% in the same quarter in 1999. The increase in margins was attributable to growth and stability of the Company's work force which impacted manufacturing efficiencies, and continuing efforts to automate certain areas of production which aided operating margins.

          SG&A expenses decreased $357,000 (8.2%) during the three months ended March 31, 2000, compared to 1999. This decrease is primarily attributable to reductions in professional fees and warranty costs.

          Net income during the first quarter of 2000 ($3,045,000) increased almost five times the rate of sales (73% vs. 15%) compared to the same period in 1999, due to the improvement in gross margins, which resulted primarily from improved operating efficiencies rather than price increases.

          Financial Condition and Liquidity. Inventories increased by $2,472,000 at March 31, 2000, compared to December 31, 1999, due to the sales increase.

          Property, plant and equipment increased $1,676,000 at March 31, 2000, reflecting additions to machinery and equipment, offset in part by greater depreciation. All capital expenditures in the first quarter of 2000 were financed out of cash flow and borrowings under the Company's revolving credit bank loan and equipment financing.

          Current liabilities were up $4,796,000 reflecting higher reserves related to the increase in sales and production.

          Long-term debt increased $1,836,000 due to stock repurchases totaling $5,062,000, which were largely funded by cash flows from operations.

          The capital needs of the Company are met primarily by its bank revolving credit facility. Management believes this bank debt (or comparable financing), term loans and projected profits from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender.

<PAGE 2>
          For information concerning the Company's long-term debt at March 31, 2000, see Note 3 to the Financial Statements on pages 7 and 8 of this report.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          While the Company is exposed to changes in interest rates regarding $6,735,000 of its total debt of $8,904,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

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

<PAGE 3>

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                                      March 31,     December 31,
                                                        2000            1999
                                                      ---------     ------------
                                                            (In Thousands)
ASSETS
CURRENT ASSETS
     Cash                                             $     22         $     25
     Accounts receivable                                21,970           21,327
     Inventories                                        14,338           11,866
     Prepaid expenses                                    1,192              566
     Deferred income tax                                 2,693            2,693
                                                      --------         --------
     Total current assets                               40,215           36,477
                                                      --------         --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                  885              874
     Buildings                                          15,164           14,336
     Machinery and equipment                            20,445           19,665
     Furniture and fixtures                              3,011            2,954
                                                      --------         --------
     Total Property, Plant and Equipment                39,505           37,829
     Less:  accumulated depreciation                    16,449           15,650
                                                      --------         --------
     Net property, plant & equipment                    23,056           22,179
                                                      --------         --------
     Total Assets                                     $ 63,271         $ 58,656
                                                      ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Accounts payable                                 $ 10,742          $ 9,045
     Accrued liabilities                                10,862            7,763
     Current maturities of long-term debt                  438              438
                                                      --------         --------
          Total current liabilities                     22,042           17,246
                                                      --------         --------
DEFFERED TAX LIABILITY                                   1,162            1,162
                                                      --------         --------
LONG-TERM DEBT                                           8,466            6,630
                                                      --------         --------
STOCKHOLDER'S EQUITY
     Common stock, $.004 par, 50,000,000 shares             23               25
      authorized, 5,889,049 and 6,206,824 issued
      and outstanding at March 31, 2000 and
      December 31, 1999, respectively
     Preferred stock, 5,000,000 shares authorized,
          no shares issued
     Additional paid-in capital                          2,674            7,734
     Retained earnings                                  28,904           25,859
                                                      --------         --------
          Total stockholder's equity                    31,601           33,618
                                                      --------         --------
     Total Liabilities and Stockholder's Equity       $ 63,271         $ 58,656
                                                      ========         ========
*unaudited

<PAGE 4>

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                                       Three Months Ended   Three Months Ended
                                                         March 31, 2000       March 31, 1999
                                                       ------------------   ------------------
                                                                    (In Thousands)
Sales,  net                                                 $ 34,530             $ 30,036

Cost of Sales                                                 25,695               22,798
                                                            --------             --------
     Gross profit                                              8,835                7,238

Selling, general and administrative expenses                   3,909                4,266
                                                            --------             --------
     Income from operations                                    4,926                2,972

Interest expense                                                 174                  194

Other (income) expense                                          (108)                  (2)
                                                            --------             --------
Income before income taxes                                     4,860                2,780

Income tax provision                                           1,815                1,016
                                                            --------             --------
     Net Income                                             $  3,045             $  1,764
                                                            ========             ========
Net income per share (Basic)                                $   0.51             $   0.28
                                                            ========             ========
                     (Diluted)                              $   0.49             $   0.27
                                                            ========             ========
*unaudited

<PAGE 5>

                                   AAON, Inc.
                 Consolidated Statements of Stockholder's Equity

                                                   Common Stock                  Paid In            Retained
                                              Shares          Amount             Capital            Earnings            Total
                                              -------------------------------------------------------------------------------
                                                                             (in thousands)
Balance, December 31, 1999                     6,206            $ 25             $ 7,734            $ 25,859         $ 33,618

Exercise of Stock Options*                        28                                 158                                  158

Repurchase of Common Stock*                     (345)             (2)             (5,218)                              (5,220)

Net Income*                                                                                            3,045            3,045
                                               -----            ----             -------            --------         --------
Balance, March 31, 2000*                       5,889            $ 23             $ 2,674            $ 28,904         $ 31,601
                                               =====            ====             =======            ========         ========
* unaudited

<PAGE 6>

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows

                                                        Three Months Ended   Three Months Ended
                                                          March 31, 2000       March 31, 1999
                                                        ------------------   ------------------
                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                               $ 3,045              $ 1,764

     Adjustments to reconcile net income to net
     cash provided by operating activities-
          Depreciation and  Amortization                          799                  732

          Change in assets and liabilities:
          (Increase) decrease in:

              Accounts Receivable                                (643)              (1,072)
              Inventories                                      (2,472)               1,857
              Prepaid Expenses                                   (626)                 (47)

           Increase (decrease) in:

              Accounts Payable                                  1,697               (1,894)
              Accrued Liabilities                               3,099                2,279

                          Total Adjustments                     1,854                1,855
                                                              -------              -------
            Net cash provided by (used in)
                  Operating Activities                          4,899                3,619
                                                              -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                    (1,676)              (1,447)
                                                              -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing Under Revolving Credit Agreement              16,326               13,595

       Payments under Revolving Credit Agreement              (14,380)             (15,255)

       Changes in long-term debt                                 (110)                (216)

       Exercise of Stock Options                                  158                   48

       Repurchase of Common Stock                              (5,220)                   -
                                                              -------              -------
               Net cash provided by (used in)
                     financing activities                      (3,226)              (1,828)
                                                              -------              -------

NET CHANGE IN CASH                                                 (3)                 344

CASH, beginning of period                                          25                   25
                                                              -------              -------
CASH, ending of period                                          $  22                $ 369
                                                              =======              =======
*unaudited

<PAGE 7>
                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

1. BASIS OF  PRESENTATION:
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 1999, filed by AAON, Inc. with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. However, management believes that no adjustments to the financial statements are necessary.

2. INVENTORIES:
Inventories at March 31, 2000 (unaudited), and December 31, 1999, consist of the following:

                                           March 31,        December 31,
                                             2000               1999
                                         -----------        -----------
         Raw Materials                   $ 8,724,000        $ 7,975,000
         Work in Process                   1,955,000          1,200,000
         Finished Goods                    3,659,000          2,691,000
                                        ------------       ------------
                                         $14,338,000        $11,866,000
                                        ------------       ------------
3. LONG-TERM DEBT:
Long-term debt at March 31, 2000 (unaudited), and December 31, 1999, consists of the following:

                                                   March 31,       December 31,
                                                      2000             1999
                                                ------------       ------------
         $15,150,000 bank line of
         credit with interest payable
         monthly at LIBOR plus 1.70%
         (7.625% at March 31, 2000) due
         August 31, 2001                        $ 6,735,000        $ 4,790,000

<PAGE 8>
         Three notes payable due in 84
         equal installments totaling
         $36,489, plus interest at 7.47%,
         and 7.52%, collateralized by
         machinery and equipment                  2,169,000          2,278,000
                                                -----------        -----------
                                                  8,904,000          7,068,000

         Less Current Maturities                    438,000            438,000
                                                -----------        -----------
                                                $ 8,466,000        $ 6,630,000
                                                -----------        -----------

4.       FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1999, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note            Description
----     ----------------------------
1        Operations and Organization
2        Accounting Policies
5        Income Taxes
6        Major Customers
7        Benefit Plans

<PAGE 9>
                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)       Exhibits - None.

          (b) Registrant filed one report on Form 8-K during the three-month period ended March 31, 1999. It was dated March 17, 2000, reporting an earlier adopted amendment of the Company's Articles of Incorporation and the Company's
                    execution of the Third and Fourth Amendments to Second Restated Revolving Credit Loan Agreement.


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AAON, INC.



Dated:  May 3, 2000                      By:  /s/ Norman H. Asbjornson
                                              -------------------------------
                                                  Norman H. Asbjornson
                                                      President



Dated:  May 3, 2000                      By:  /s/ Kathy I. Sheffield
                                              -------------------------------
                                                  Kathy I. Sheffield
                                                      Treasurer