Form 10-Q
period 2000-06-30
AAON INC
filed 2000-08-03
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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

         Yes  [X]    No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 5,849,774 shares of $.004 par value Common Stock.

<PAGE 1>
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         On pages 3 through 8 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations. Net sales increased by $11,763,000, up 19.3% (from $60,998,000 to $72,761,000 during the six-month period ended June 30, 2000, compared to the same period in 1999. The increase in sales in 2000 resulted from continuing strong demand from both manufacturers' representatives and the Company's national account base, which is expected to continue throughout the rest of the year.

          Gross profit decreased in the first half of 2000 to 23.9% from 26.1% in the same period in 1999. The decrease in margins was due to heavy overtime expense and rising component prices.

         SG&A expenses decreased $1,855,000 (20.7%) during the six months ended June 30, 2000, compared to 1999, due to lower warranty and bad debt expenses.

         Net income during the first half of 2000 ($6,373,000) increased at more than two and one-half times the rate of sales (52.3% vs. 19.3%) compared to the same period in 1999, due to lower SG&A expenses and improved operating efficiencies.

         Financial Condition and Liquidity. The $2,761,000 increase in current assets at June 30, 2000, compared to December 31, 1999, was attributable to the sales increase.

         Property, plant and equipment increased $4,846,000, at June 30, 2000, reflecting additions to buildings, machinery and equipment, offset in part by greater depreciation. All capital expenditures in the first half of 2000 were financed out of cash flow and borrowings under the Company's revolving credit bank loan.

         Current liabilities were up $3,246,000 reflecting higher reserves and accrued liabilities related to the increase in sales and production.

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

         For information concerning the Company's long-term debt at June 30, 2000, see Note 3 to the Financial Statements on pages 7 and 8 of this report.

<PAGE 2>
Forward-Looking Statements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         While the Company is exposed to changes in interest rates regarding $10,019,000 of its total debt of $12,099,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

         Foreign sales account for less than 2% of the Company's total sales and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to any foreign currency exchange rate risk.

         Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its major suppliers on a term basis from six months to three years.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Company's Annual Meeting of Stockholders held on May 23, 2000, Norman H. Asbjornson, John B. Johnson, Jr., and Charles C. Stephenson, Jr., were reelected as directors for three-year terms, with Messrs. Asbjornson and Johnson receiving 99.6% of the votes cast (5,910,007 shares "For", 2,750 shares "Against" and 3,545 shares "Withheld Authority" as to Mr. Asbjornson and 5,909,507 shares "For", 3,250 shares "Against" and 3,545 shares "Withheld Authority" as to Mr. Johnson) and Mr. Stephenson receiving 82.9% of the votes cast (4,918,265 shares "For", 994,492 shares "Against" and 3,545 shares "Withheld Authority"). Other directors whose terms of office continued after the meeting are: J. M. Klein and Thomas E. Naugle, whose terms end in 2001, and William A. Bowen and Anthony Pantaleoni, whose terms end in 2002.

<PAGE 3>

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                                           (In Thousands)
                                                June 30, 2000          December 31, 1999
ASSETS
CURRENT ASSETS
     Cash                                           $      13                  $      25
     Accounts receivable                               23,123                     21,327
     Inventories                                       12,839                     11,866
     Prepaid expenses                                     570                        566
     Deferred income tax                                2,693                      2,693
                                                    ---------                  ---------
     Total current assets                              39,238                     36,477
                                                    ---------                  ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                 885                        874
     Buildings                                         16,010                     14,336
     Machinery and equipment                           24,319                     19,665
     Furniture and fixtures                             3,094                      2,954
                                                    ---------                  ---------
     Total Property, Plant & Equipment                 44,308                     37,829
     Less:  accumulated depreciation                   17,283                     15,650
                                                    ---------                  ---------
     Net property, plant & equipment                   27,025                     22,179
                                                    ---------                  ---------

     Total Assets                                   $  66,263                  $  58,656
                                                    =========                  =========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Accounts payable                               $   9,130                  $   9,045
     Accrued liabilities                               10,924                      7,763
     Current maturities of long-term debt                 438                        438
                                                    ---------                  ---------
     Total Current Liabilities                         20,492                     17,246
                                                    ---------                  ---------

DEFFERED TAX LIABILITY                                  1,162                      1,162
                                                    ---------                  ---------

LONG-TERM DEBT                                         11,661                      6,630
                                                    ---------                  ---------
STOCKHOLDER'S EQUITY
     Common Stock, $.004par, 50,000,000
     shares authorized, 5,849,774 issued
     and outstanding                                       23                         25


     Preferred Stock, 5,000,000 shares
     authorized, no shares issued
     Additional paid-in capital                           693                      7,734
     Retained earnings                                 32,232                     25,859
                                                    ---------                  ---------
     Total stockholder's equity                        32,948                     33,618
                                                    ---------                  ---------
     Total Liabilities and Stockholder's Equity     $  66,263                  $  58,656
                                                    =========                  =========
* unaudited

<PAGE 4>

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                       Three Months Ended                    Six Months Ended

                                  June 30, 2000   June 30, 1999        June 30, 2000   June 30, 1999

                                                            (In Thousands)
Sales,  net                           $  38,231       $  30,962            $  72,761       $  60,998

Cost of Sales                            29,668          22,306               55,363          45,104
                                      ---------       ---------            ---------       ---------
     Gross Profit                         8,563           8,656               17,398          15,894
                                      ---------       ---------            ---------       ---------
Selling, general and
  administrative expenses                 3,197           4,695                7,106           8,961
                                      ---------       ---------            ---------       ---------
     Income from operations               5,366           3,961               10,292           6,933
                                      ---------       ---------            ---------       ---------

Interest expense                            208             139                  382             333

Other (income) expense                      (79)            (74)                (187)            (76)
                                      ---------       ---------            ---------       ---------
Income before income taxes                5,237           3,896               10,097           6,676

Income tax provision                      1,909           1,475                3,724           2,491
                                      ---------       ---------            ---------       ---------
     Net Income                       $   3,328       $   2,421            $   6,373       $   4,185
                                      =========       =========            =========       =========
Net income per share (Basic)          $    0.57       $    0.39            $    1.08       $    0.67
                                      =========       =========            =========       =========
                     (Diluted)        $    0.54       $    0.38            $    1.02       $    0.65
                                      =========       =========            =========       =========

*unaudited


<PAGE 5>

                                   AAON, Inc.
                 Consolidated Statements of Stockholder's Equity

                                    Common Stock          Paid In       Retained
                                 Shares      Amount       Capital       Earnings         Total

                                                      (in thousands)
Balance, December 31, 1999        6,206      $   25       $ 7,734       $ 25,859      $ 33,618

Exercise of Common Stock*            85                       373                          373

Repurchase of Common Stock*        (441)         (2)       (7,414)                      (7,416)

Net Income*                                                                6,373         6,373
                                  -----      ------       -------       --------      --------
Balance, June 30, 2000*           5,850      $   23       $   693       $ 32,232      $ 32,948
                                  =====      ======       =======       ========      ========

* unaudited

<PAGE 6>

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows

                                                    Six Months Ended               Six Months Ended
                                                      June 30, 2000  (In Thousands)  June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                           $   6,373                      $   4,185

     Adjustments to reconcile net income to net
     cash provided by operating activities-
          Depreciation and  Amortization                      1,634                          1,456

          Change in assets and liabilities:
                  (Increase) decrease in:

                  Accounts Receivable                        (1,796)                        (2,430)
                  Inventories                                  (973)                           791
                  Prepaid Expenses                               (4)                          (767)

           Increase (decrease) in:

                  Accounts Payable                               85                            253
                  Accrued Liabilities                         3,161                          3,194
                                                          ---------                      ---------
                              Total Adjustments               2,107                          2,497
                                                          ---------                      ---------
            Net cash provided by (used in)
                  Operating Activities                        8,480                          6,682
                                                          ---------                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                  (6,479)                        (2,516)
                                                          ---------                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing Under Revolving Credit Agreement            35,284                         26,410

       Payments under Revolving Credit Agreement            (30,055)                       (30,280)

       Changes in long-term debt                               (199)                          (405)

       Exercise of Stock Options                                373                            107

       Repurchase of Common Stock                            (7,416)                             -
                                                          ---------                      ---------

            Net cash provided by (used in)
                  financing activities                       (2,013)                        (4,168)
                                                          ---------                      ---------

NET CHANGE IN CASH                                              (12)                            (2)

CASH, beginning of period                                        25                             25
                                                          ---------                      ---------

CASH, end of period                                       $      13                      $      23
                                                          =========                      =========

*unaudited

<PAGE 7>
                                   AAON, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2000

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

2.  INVENTORIES:
Inventories at June 30, 2000 (unaudited), and December 31, 1999, consist of the following:

                                       June 30,            December 31,
                                         2000                  1999
                                     -----------           -----------
      Raw Materials                  $ 8,395,000           $ 7,975,000
      Work in Process                  1,697,000             1,200,000
      Finished Goods                   2,747,000             2,691,000
                                     -----------           -----------
                                     $12,839,000           $11,866,000
                                     -----------           -----------

3.  LONG-TERM DEBT:
Long-term debt at June 30, 2000 (unaudited), and December 31, 1999, consists of the following:

                                       June 30,            December 31,
                                         2000                  1999
                                     -----------           -----------
      $15,150,000 bank line of
      credit with interest payable
      monthly at LIBOR plus 1.70%
      (8.3625% at June 30, 2000)
      due August 31, 2001            $10,019,000           $ 4,790,000

<PAGE 8>
      Three notes payable due in
      84 equal installments totaling
      $36,489, plus interest at
      7.47%, and 7.52%, collateralized
      by machinery and equipment       2,080,000             2,278,000
                                     -----------           -----------
                                      12,099,000             7,068,000

      Less Current Maturities            438,000               438,000
                                     -----------           -----------
                                     $11,661,000           $ 6,630,000
                                     -----------           -----------

4.  FOOTNOTES INCORPORATED BY REFERENCE:

Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1999, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note           Description
----           ------------------------
1              Operations and Organization
2              Accounting Policies
5              Income Taxes
6              Major Customers
7              Benefit Plans

<PAGE 9>
                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

            (a)      Exhibits - None.

            (b) Registrant did not file any reports on Form 8-K during the three-month period ended June 30, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated:  July 28, 2000              By: /s/ Norman H. Asbjornson
                                       ------------------------------
                                           Norman H. Asbjornson
                                           President



Dated: July 28, 2000               By: /s/ Kathy I. Sheffield
                                       ------------------------------
                                           Kathy I. Sheffield
                                           Treasurer