Form 10-Q
period 2000-09-30
AAON INC
filed 2000-11-14
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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

      Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 5,814,374 shares of $.004 par value Common Stock.

<PAGE 1>
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         On pages 3 through 8 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations. Net sales increased by $16,362,000, up 17.0% (from $96,001,000 to $112,363,000 during the nine-month period ended September 30,
2000), compared to the same period in 1999. Sales increased by $4,599,000, up 13.1%, from $35,003,000 to $39,602,000 during the third quarter ended September 30, 2000, compared to the same quarter in 1999. The increase in sales in the third quarter and year to date in 2000 resulted from continuing strong demand from both manufacturers' representatives and the Company's national account base, which is expected to continue throughout the rest of the year.

     Gross profit decreased in the first nine months of 2000 to 23.4% from 25.3% in the same period in 1999. The decrease in margins was due to heavy overtime expense and rising component prices.

     SG&A expenses decreased $2,155,000 (17.0%) during the nine months ended September 30, 2000, compared to 1999, due to reduced professional fees and lower warranty and bad debt expenses.

     Net income during the first nine months of 2000 ($9,782,000) increased at more than twice the rate of sales (39.6% vs. 17.0%) compared to the same period in 1999, due to lower SG&A expenses. Net income during the third quarter of 2000 increased 20.8% compared to the same period in 1999, from $2,821,000 to $3,409,000.

     Financial Condition and Liquidity. The $9,670,000 increase in current assets at September 30, 2000, compared to December 31, 1999, was mainly due to an $8,138,000 increase in accounts receivable resulting from increased sales and a lengthening of the collection period.

     Property, plant and equipment increased $6,328,000 at September 30, 2000, reflecting additions to buildings, machinery and equipment, offset in part by greater depreciation. All capital expenditures in the first nine months of 2000 were financed out of cash flow and borrowings under the Company's revolving credit bank loan.

     Current liabilities were up $16,993,000 reflecting (1) a movement of a major amount of the Company's revolving credit debt from long-term to short-term and an increase in the revolving debt due to stock repurchases, and (2) higher reserves and accrued liabilities related to the increase in sales and production.

<PAGE 2>
     The capital needs of the Company are met primarily by its bank revolving credit facility. Management believes this bank debt (or comparable financing), term loans and projected profits from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender.

     For information concerning the Company's long-term debt at September 30, 2000, see Note 3 to the Financial Statements on pages 7 and 8 of this report.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     While the Company is exposed to changes in interest rates regarding $14,270,000 of its total debt of $15,952,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

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

<PAGE 3>

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                                       September 30,            December 31,
                                                           2000                     1999
                                                                   (In Thousands)
ASSETS
CURRENT ASSETS
     Cash                                                  $     30                $     25
     Accounts receivable                                     29,465                  21,327
     Inventories                                             12,980                  11,866
     Prepaid expenses                                           979                     566
     Deferred income tax                                      2,693                   2,693
                                                           --------                --------
     Total current assets                                    46,147                  36,477
                                                           --------                --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                       885                     874
     Buildings                                               16,423                  14,336
     Machinery and equipment                                 26,201                  19,665
     Furniture and fixtures                                   3,150                   2,954
                                                           --------                --------
     Total Property, Plant & Equipment                       46,659                  37,829
     Less:  accumulated depreciation                         18,152                  15,650
                                                           --------                --------
     Net property, plant & equipment                         28,507                  22,179
                                                           --------                --------
     Total Assets                                          $ 74,654                $ 58,656
                                                           ========                ========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Accounts payable                                      $  9,644                $  9,045
     Accrued liabilities                                     12,719                   7,763
     Current maturities of long-term debt                    11,876                     438
                                                           --------                --------
     Total Current Liabilities                               34,239                  17,246
                                                           --------                --------
DEFFERED TAX LIABILITY                                        1,162                   1,162
                                                           --------                --------
LONG-TERM DEBT                                                4,076                   6,630
                                                           --------                --------
STOCKHOLDER'S EQUITY
     Common Stock, $.004 par, 50,000,000 shares                  23                      25
     authorized, 5,814,374, and 6,206,824 issued
     and outstanding at September 30, 2000 and
     December 31, 1999, respectively.
     Preferred Stock, 5,000,000 shares authorized,
     no shares issued
     Additional paid-in capital                                   0                   7,734
     Retained earnings                                       35,154                  25,859
                                                           --------                --------
     Total stockholder's equity                              35,177                  33,618
                                                           --------                --------
     Total Liabilities and Stockholder's Equity            $ 74,654                $ 58,656
                                                           ========                ========

* unaudited

<PAGE 4>

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                                Three Months Ended                        Nine Months Ended
                                                ------------------                        -----------------
                                       September 30,        September 30,       September 30,       September 30,
                                           2000                 1999                2000                1999
                                       -------------        -------------       -------------       -------------
                                                          (In Thousands, except per share data)

Sales,  net                               $   39,602           $   35,003          $  112,363          $   96,001

Cost of Sales                                 30,713               26,650              86,076              71,754
                                          ----------           ----------          ----------          ----------

     Gross Profit                              8,889                8,353              26,287              24,247
                                          ----------           ----------          ----------          ----------
Selling, general and
    administrative expenses                    3,396                3,696              10,502              12,657
                                          ----------           ----------          ----------          ----------

     Income from operations                    5,493                4,657              15,785              11,590
                                          ----------           ----------          ----------          ----------

Interest expense                                 284                  126                 666                 459

Other (income) expense                          (143)                 (57)               (330)               (133
                                          ----------           ----------          ----------          ----------

Income before income taxes                     5,352                4,588              15,449              11,264

Income tax provision                           1,943                1,767               5,667               4,258
                                          ----------           ----------          ----------          ----------

     Net Income                            $   3,409            $   2,821           $   9,782           $   7,006
                                          ==========           ==========          ==========          ==========
Net income per share
                        (Basic)            $    0.58            $    0.45           $    1.66                1.12
                                          ==========           ==========          ==========          ==========

                        (Diluted)          $    0.55            $    0.43           $    1.57                1.09
                                          ==========           ==========          ==========          ==========

Weighted Average Shares Outstanding:
     Basic                                     5,836                6,258               5,889               6,500
                                          ==========           ==========          ==========          ==========
     Diluted                                   6,182                6,242               6,211               6,452
                                          ==========           ==========          ==========          ==========

*unaudited

<PAGE 5>

                                   AAON, Inc.
                 Consolidated Statements of Stockholder's Equity

                                                Common Stock                Paid In            Retained
                                           Shares         Amount            Capital            Earnings            Total
                                           ------         ------            -------            --------            -----
                                                                        (in thousands)

Balance, December 31, 1999                  6,206         $   25           $   7,734         $   25,859         $ 33,618


Exercise of Common Stock*                      97                                397                                 397

Repurchase of Common Stock*                  (489)            (2)             (8,131)              (487)          (8,620)

Net Income*                                                                                       9,782            9,782
                                          -------        -------            --------         ----------        ---------
Balance, September 30, 2000*                5,814         $   23            $      -         $   35,154         $ 35,177
                                          =======        =======            ========         ==========        =========


* unaudited

<PAGE 6>

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows

                                                           Nine Months Ended                Nine Months Ended
                                                          September 30, 2000               September 30, 1999
                                                          ------------------               ------------------
                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                             $    9,782                        $    7,006

     Adjustments to reconcile net income to net
     cash provided by operating activities-
          Depreciation and  Amortization                         2,502                             2,222

          Change in assets and liabilities:
                  (Increase) decrease in:

                  Accounts Receivable                           (8,138)                           (4,861)
                  Inventories                                   (1,114)                            1,748
                  Prepaid Expenses                                (413)                               23

           Increase (decrease) in:

                  Accounts Payable                                 599                              (594)
                  Accrued Liabilities                            4,956                             2,999
                                                            ----------                        ----------

                              Total Adjustments                 (1,608)                            1,537
                                                            ----------                        ----------
            Net cash provided by
                  Operating Activities                           8,174                             8,543
                                                            ----------                        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                     (8,830)                           (4,740)
                                                            ----------                        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing Under Revolving Credit Agreement               50,370                            43,830

       Payments under Revolving Credit Agreement               (44,010)                          (44,585)

       Changes in long-term debt                                 2,524                            (2,439)

       Exercise of Stock Options                                   397                               118

       Repurchase of Common Stock                               (8,620)                                -
                                                            ----------                        ----------
               Net cash provided by (used in)
                     financing activities                          661                            (3,076)
                                                            ----------                        ----------

NET CHANGE IN CASH                                                   5                               727

CASH, beginning of period                                           25                                25
                                                            ----------                        ----------

CASH, ending of period                                      $       30                        $      752
                                                            ==========                        ==========

*unaudited

<PAGE 7>
AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000

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

2.       INVENTORIES:
Inventories at September 30, 2000 (unaudited), and December 31, 1999, consist of the following:

                                            September 30,         December 31,
                                                2000                  1999
                                            ------------         ------------
         Raw Materials                       $ 8,374,000          $ 7,975,000
         Work in Process                       2,275,000            1,200,000
         Finished Goods                        2,331,000            2,691,000
                                            ------------         ------------
                                             $12,980,000          $11,866,000
                                            ------------         ------------
3. LONG-TERM DEBT:
Long-term debt at September 30, 2000 (unaudited), and December 31, 1999, consists of the following:

                                            September 30,         December 31,
                                                2000                  1999
                                            ------------         ------------
         $15,150,000 bank line of credit
           with interest payable monthly
           at LIBOR plus 1.70% (8.32875%
           at Sept. 30, 2000) due
           July 31, 2001                   $  11,150,000          $ 4,790,000

         Three notes payable due in 84
           equal installments totaling
           $36,489, plus interest at
           7.47%, and 7.52%,
           collateralized by machinery
           and equipment                       1,970,000            2,278,000

<PAGE 8>
         Two notes payable due in 120
           equal installments totaling
           $24,000, plus interest at the
           commercial paper rate plus
           1.55% (8.04% at September 30,
           2000), collateralized
           by machinery and equipment          2,832,000                  -0-
                                            ------------          -----------
                                              15,952,000            7,068,000


         Less Current Maturities              11,876,000              438,000
                                            ------------          -----------

                                             $ 4,076,000          $ 6,630,000
                                            ------------          -----------

         In July 2000, the bank line of credit was amended to a maturity date of July 31, 2001.

4.       NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of September 30, 2000 and December 31, 1999, the Company had no outstanding derivative instruments.

5.       FOOTNOTES INCORPORATED BY REFERENCE:
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 1999, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note                  Description
----     -------------------------------------
1        Operations and Organization
4        Income Taxes
5        Benefit Plans
6        Shareholder Rights Plan


<PAGE 9>
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b) Registrant did not file any reports on Form 8-K during the three-month period ended September 30, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated:  November 9, 2000                  By:  /s/ Norman H. Asbjornson
                                               ----------------------------
                                                   Norman H. Asbjornson
                                                       President



Dated: November 9, 2000                   By:  /s/ Kathy I. Sheffield
                                               ----------------------------
                                                   Kathy I. Sheffield
                                                       Treasurer