Form 10-K
period 2000-12-31
AAON INC
filed 2001-03-27
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's voting stock held by non-affiliates computed by reference to the closing price of such stock on March 1, 2001, was approximately $64,985,000. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 1, 2001, Registrant had outstanding a total of 5,776,774 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 22, 2001, are incorporated into Part III.

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

AAON, Inc., an Oklahoma corporation ("AAON-Oklahoma"), was incorporated on August 15, 1988, for the purpose of acquiring the assets, subject to certain liabilities, of the Heating, Ventilation and Air-Conditioning ("HVAC") Division of John Zink Company in Tulsa, Oklahoma. In June 1989, pursuant to a Conversion/Exchange Agreement, AAON-Oklahoma became a wholly-owned subsidiary of AAON-Nevada.

AAON-Oklahoma is engaged in the manufacture and sale of commercial rooftop air-conditioners and heating equipment.

In December 1991, AAON Coil Products, Inc. ("ACP", formerly CP/AAON, Inc.), a Texas corporation organized as a wholly-owned subsidiary of AAON-Nevada for such purpose, purchased most of the assets of Coils Plus, Inc., of Longview, Texas, which manufactures coils used in the Company's products, as well as air handling and condensing units introduced in 1998.

Products and Markets

The Company engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, air-conditioning coils and air handling and condensing units. Its products serve the commercial and industrial new construction and replacement markets. To date virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for only 2% of its sales in 2000.

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

Based on its 2000 level of sales, approximately $155 million, the Company has a 12% share of the rooftop market and a 1% share of the coil market. Approximately 65% of the Company's sales now come from new construction and 35% from renovation/replacements. The percentage of sales for new construction vs. replacement to particular customers is related to their stage of development. In the case of Wal-Mart, Home Depot and Target, due to their growth posture, the Company's sales to these major customers was approximately 80% for new construction and 20% replacement. Sales of air handling and condensing units in 2000 amounted to approximately $2.8 million.

                                      (1)

The Company purchases certain components, fabricates sheet metal and tubing and then assembles and tests its finished products. The Company's primary finished products consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary" products. The Company's other finished products are coils consisting of a sheet metal casing with tubing and fins contained therein, air handling units consisting of coils, blowers and filters and condensing units consisting of coils, fans and compressors.

The Company has three groups of rooftop products: its RK Series, which is offered in 18 cooling sizes ranging from 3 to 60 tons; its RF Series, which is offered in nine cooling sizes ranging from 40 to 130 tons; and its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in nine sizes ranging from 4 to 50 tons. The Company's heat recovery option applicable to its RK and RF units (which responds to the U.S. Clean Air Act mandate to increase fresh air in commercial structures and increases the capacity of these units by up to 50% with no additional energy cost) has gained significant customer acceptance.

The Company's products are designed to compete on the high side of standardized, packaged rooftop products. Accordingly, its prices range from $300 to $550 per ton of cooling, which is approximately 4%, on average, higher than other standardized products. Performance characteristics of these products range in cooling capacity from 32,900-1,563,469 BTU's and in heating capacity from 69,000-1,680,000 BTU's. All of the Company's rooftop products meet the Department of Energy's efficiency standards, which are designed to set the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which would involve multiple units.

In January, 2000, the Company, developed a prototype wall-hung heating and air-conditioning unit which it plans to market for commercial buildings requiring a product designed for small space(s). Pilot production of this product has begun, but sales in 2000 were not significant. The development of this product did not require a material investment, but could produce material results. Also, the Company expects to commence production of water chillers in the latter part of this year.

Major Customers

The Company's largest customers last year were Wal-Mart Stores, Inc., Home Depot, Inc., and Target Stores, Inc. Sales to Wal-Mart, Home Depot and Target were 19%, 10% and 9% of total sales, respectively, in 2000 compared to 23%, 8% and 8%, respectively, in 1999. The Company has no written contract with these customers.

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

Sources and Availability of Raw Materials

The most important materials purchased by the Company are steel, copper and aluminum, which are obtained from domestic suppliers. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, consistent with meeting specified quality standards. The Company is not dependent upon any one source for its raw material or the major components of its manufactured products. By having multiple suppliers, the Company believes that it will have adequate sources of supplies to meet its manufacturing requirements for the foreseeable future.

                                      (2)

Further, the Company attempts to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to three years.

Distribution

The Company utilizes a direct sales staff of nine individuals and approximately 84 independent manufacturer representatives' organizations having 101 offices to market its products in the United States. The Company also has one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from the Company's Tulsa and Longview plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

The Company's products and sales strategy focus on a "niche" market. The targeted market for its rooftop equipment is customers seeking a product of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service its customers and the ultimate consumer, the Company provides parts availability through two independent parts distributors and has a factory service organization at its Tulsa plant. Also, a number of the manufacturer representatives utilized by the Company have their own service organizations, which, together with the Company, provide the necessary warranty work and/or normal service to customers.

The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors (if applicable), an additional four years; and on gas-fired heat exchangers (if applicable), 15 years.

Research and Development

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. Ongoing work involves the HA Series, component evaluation and refinement, development of control systems and new product development. This work will cost approximately $650,000 per year and is budgeted as a normal, recurring expense.

Backlog

The Company had a current backlog as of March 1, 2001, of $34,360,000, compared to $33,641,000 at March 1, 2000. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2001; however, the orders are subject to cancellation by the customers.

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

                                      (3)

Seasonality

Sales of the Company's products are moderately seasonal with the peak period being July-November of each year.

Competition

In the domestic market, the Company competes primarily with Trane Company, a division of American Standard, Inc., Carrier Corporation, a subsidiary of United Technologies Corporation, Lennox International, Inc., and York International Corporation. All of these competitors are substantially larger and have greater resources than the Company. The Company competes primarily on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, the Company often is at a competitive disadvantage on sales of rooftop units because of the emphasis placed on initial cost; whereas, in the replacement market and other owner-controlled purchases of such units, the Company has a better chance of getting the business since quality and long-term cost are generally taken into account.

Employees

As of March 1, 2001, the Company had 1,027 employees and 134 temporaries, none of whom are represented by unions. Management considers its relations with its employees to be good.

Patents, Trademarks, Licenses and Concessions

The Company does not consider any patents, trademarks, licenses or concessions held by it to be material to its business operations, other than patents issued regarding its heat recovery wheel option, blower, gas-fired heat exchanger, wall-hung curb and evaporative condenser desuperheater.

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

The original facility's manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and NC punching equipment. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $12.2 million per month in 2000, which is 60% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company.

                                      (4)

The expansion facility, which was purchased in December 1997, is 24% (108,000 sq. ft.) utilized by the Company and 76% leased to third parties. The Company uses 8,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 80,000 sq. ft. for manufacturing. The remaining 349,000 sq. ft. will afford the Company additional plant and office space for long-term growth.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2000, through December 31, 2000.

                                      (5)

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of sales prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:

          Quarter Ended                             High Bid        Low Bid

          March 31, 1999                            $ 12.00         $  8.13
          June 30, 1999                             $ 12.00         $ 10.38
          September 30, 1999                        $ 16.38         $ 11.50
          December 31, 1999                         $ 14.50         $ 12.26

          March 31, 2000                            $ 19.06         $ 13.50
          June 30, 2000                             $ 27.75         $ 17.25
          September 30, 2000                        $ 25.88         $ 22.13
          December 31, 2000                         $ 25.50         $ 17.31

On March 1, 2001, there were 250 holders of record, and 2,050 beneficial owners, of the Company's Common Stock.

Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future. There is a negative covenant under the Company's Revolving Credit and Term Loan Agreement which prohibits the declaration or payment of such dividends.

                                      (6)

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included elsewhere in this report.

                                                                Years ended December 31,
-------------------------------------  -------------------------------------------------------------------------
Results of Operations:                    2000           1999           1998          1997            1996
-------------------------------------  -------------  -------------  -------------  -------------  -------------
                                                (In thousands, except earnings per share)

Net sales                              $  154,982     $  131,947     $  109,624     $    81,676    $   62,845

Net income                             $   12,794     $    9,697     $    5,230     $     3,022    $    2,075

Basic earnings per share               $     2.18     $     1.55     $      .84     $       .49    $      .34

Diluted earnings per share             $     2.07     $     1.50     $      .82     $       .48    $      .33

Weighted average shares outstanding:
       Basic                                5,862          6,241          6,202           6,159         6,119
       Diluted                              6,176          6,460          6,385           6,303         6,302


                                                                      December 31,
-------------------------------------  -------------------------------------------------------------------------
Balance Sheet Data:                       2000           1999           1998            1997          1996
-------------------------------------  -------------  -------------  -------------  -------------  -------------
                                                                    (In thousands)

Total assets                           $   76,818     $   58,656     $   50,506     $    42,810    $   35,569

Long-term debt                         $    5,853     $    6,630     $   10,980     $    12,857    $    8,976

Stockholders' equity                   $   37,012     $   33,618     $   24,411     $    18,873    $   15,640

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options, as determined by applying the treasury stock method.

                                      (7)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth below is income statement information with respect to the Company for years 2000, 1999 and 1998:

                                                      Years ended December 31,
                                   ----------------------------------------------------
                                            2000                1999              1998
                                            ----                ----              ----
                                                           (In thousands)
Net sales                               $154,982            $131,947          $109,624

Cost of sales                            120,233             101,229            89,795
                                        --------            --------          --------
   Gross profit                           34,749              30,718            19,829

Selling, general and
   administrative expenses                13,922              14,741            10,626
                                        --------            --------          --------
   Income from operations                 20,827              15,977             9,203

Interest expense                             904                 574             1,017

Other income                                 436                 238               359
                                        --------            --------          --------
   Income before income taxes             20,359              15,641             8,545

Income tax provision                       7,565               5,944             3,315
                                        --------            --------          --------
   Net income                            $12,794              $9,697            $5,230
                                        ========            ========          ========

Results of Operations

Net sales increased approximately 17.5% in 2000 as compared to 1999, and 1999 sales were 20.4% greater than in 1998. The increase in sales in 2000 and 1999 were attributable to increased sales to the Company's entire customer base. Sales to existing customers accounted for 85% of the Company's business in 2000, with 15% coming from new business.

Gross profit decreased in 2000 to 22.4% compared to 23.3% in 1999, but was considerably greater than the margins of 18.1% in 1998. The decrease in 2000 compared to 1999 was primarily attributable to higher material costs relative to product prices. The increases in margins in 2000 and 1999, compared to 1998, were attributable to improved labor efficiency, new manufacturing equipment and an improved computer software system.

SG&A expenses decreased by 5.6% in 2000 compared to 1999, due to a lessening of warranty costs and lower professional fees. These expenses as a percent of sales were 9.0 in 2000, compared to 11.2 and 9.7 in 1999 and 1998, respectively.

Interest expense varied in 2000, 1999 and 1998 according to the debt level each year.

The other income in 2000, 1999 and 1998, was primarily attributable to rental income from the Company's "expansion facility" (see Item 2).

Income before income taxes as a percent of sales increased to 13.1 in 2000 compared to 11.9 and 7.8 in 1999 and 1998, respectively, due to continued improvement in operational efficiencies.

The income tax provisions in 2000, 1999 and 1998 were 37%, 38% and 39%, respectively.

                                      (8)

Financial Condition and Liquidity

Accounts receivable and inventories increased by $6,920,000 and $3,274,000, respectively, at December 31, 2000, compared to year end 1999, due to the increase in sales during 2000.

Property, Plant and Equipment at December 31, 2000, was $7,281,000 higher than at year end 1999 due to equipment purchases and building improvements of $10,744,000, reduced by depreciation expense of $3,465,000. All capital expenditures in 2000 were financed out of cash flow, borrowings under the Company's revolving credit bank loan and equipment financing.

The increase in accounts payable at December 31, 2000, from December 31, 1999, primarily reflects increased sales volumes in 2000 and the timing of payments to creditors.

Accrued liabilities at year end 2000 compared to 1999 reflect an increase in reserves (warranty and commissions) related to the increased sales in 2000.

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

Cash flows from financing activities in 2000 consisted primarily of net borrowings under the Company's revolving credit agreement of $2,127,000, net proceeds from long-term debt of $4,518,000, and the expenditure of $10,370,000 for the repurchase of company stock.

The Company's revolving credit line (which currently extends to July 31, 2001) provides for maximum borrowings of $15,150,000. Interest on this line is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company.

New Accounting Pronouncements

In September 2000, Emerging Issues Task Force Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs" was issued. EITF 00-10 provides guidance on the financial reporting of shipping and handling fees. It requires companies to provide uniform reporting of shipping and handling costs by requiring all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. Additionally, it disallows companies from recording the related shipping expenses against revenue. The Company adopted EITF 00-10 in the fourth quarter of 2000, with prior period amounts reclassified to comply with the current period presentation. The impact of adopting EITF 00-10 resulted in an increase in revenues and cost of goods sold of $4.5 million, $3.9 million and $2.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. The Company adopted SFAS No. 133, effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

                                      (9)

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

While the Company is exposed to changes in interest rates regarding its total debt of $13,713,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

Foreign sales accounted for only 2% of the Company's sales in 2000 and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to any foreign currency exchange rate risk.

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

                                      (10)

                                    PART III

Item 10.   Directors and Executive Officers of Registrant.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.


Item 11.   Executive Compensation.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.


Item 13.   Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.

                                      (11)

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
            See Index to Consolidated Financial Statements on page 15.

     2.   Exhibits:

          (3)  (A)   Articles of Incorporation (i)
               (A-1) Article  Amendments (ii)
               (B)   Bylaws (i) (B-1) Amendments of Bylaws (iii)

          (4)  (A)   Second  Restated  Revolving  Credit and Term Loan
                     Agreement  ("Loan Agreement") and related documents (iv)
               (A-1) Latest amendments of Loan Agreement (v)
               (B)   Rights Agreement dated February 19, 1999 (vi)

          (10)       AAON, Inc. 1992 Stock Option Plan, as amended (vii)

          (21)       List of Subsidiaries (viii)

          (23)       Consent of Arthur Andersen LLP

          (27)       Financial Data Schedule

          ----------------

          (i) Incorporated herein by reference to the exhibits to the Company's Form S-18 Registration Statement No. 33-18336-LA.

          (ii) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and to the Company's Forms 8-K dated March 21, 1994, March 10, 1997, and March 17, 2000.

          (iii)Incorporated herein by reference to the Company's Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

          (iv) Incorporated by reference to exhibit to the Company's Form 8-K dated September 25, 1996.

          (v) Incorporated herein by reference to exhibits to the Company's Forms 8-K dated September 26, 1997, March 9, 1999, and March 17, 2000, and January 18, 2001.

          (vi) Incorporated by reference to exhibits to the Company's Form 8-K dated February 25, 1999, and Form 8-A Registration Statement No. 000-18953.

                                      (12)

          (vii)Incorporated herein by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to the Company's Form S-8 Registration Statement No. 33-78520, as amended.

          (viii) Incorporated herein by reference to exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     (b) The Company did not file any reports on Form 8-K during the period from October 1, 2000, to December 31, 2000.

                                      (13)

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       AAON, INC.


Dated:  March 26, 2001                 By:  /s/ Norman H. Asbjornson
                                            -------------------------
                                                Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 26, 2001                        /s/ Norman H. Asbjornson
                                              -------------------------
                                                  Norman H. Asbjornson
                                                 President and Director
                                              (principal executive officer)


Dated:  March 26, 2001                        /s/ Kathy I. Sheffield
                                              -----------------------
                                                  Kathy I. Sheffield
                                                      Treasurer
                                             (principal financial officer
                                           and principal accounting officer)


Dated:  March 26, 2001                        /s/ John B. Johnson, Jr.
                                              -------------------------
                                                  John B. Johnson, Jr.
                                                       Director


Dated:  March 26, 2001                        /s/ Joseph M. Klein
                                              --------------------
                                                  Joseph M. Klein
                                                      Director


Dated:  March 26, 2001                        /s/ Thomas E. Naugle
                                              ---------------------
                                                  Thomas E. Naugle
                                                      Director

                                      (14)

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

                                      (15)

Report of Independent Public Accountants


To the Stockholders of AAON, Inc.:

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
February 7, 2001

                                      (16)

AAON, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                            DECEMBER 31,
                                                            ------------
                                                         2000          1999
                                                         ----          ----
ASSETS
CURRENT ASSETS:
   Cash                                               $     17      $     25
   Accounts receivable, net                             28,247        21,327
   Inventories, net                                     15,140        11,866
   Prepaid expenses and other                              245           566
   Deferred tax asset                                    3,709         2,693
                                                      --------      --------
         Total current assets                           47,358        36,477
                                                      --------      --------
PROPERTY, PLANT AND EQUIPMENT, net                      29,460        22,179
                                                      --------      --------
         Total assets                                 $ 76,818      $ 58,656
                                                      --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $ 11,691      $  9,045
   Accrued liabilities                                  12,351         7,763
   Current maturities of long-term debt                  7,860           438
                                                      --------      --------
         Total current liabilities                      31,902        17,246
                                                      --------      --------
DEFERRED TAX LIABILITY                                   2,051         1,162
                                                      --------      --------
LONG-TERM DEBT                                           5,853         6,630
                                                      --------      --------

STOCKHOLDERS' EQUITY, per accompanying statements:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized, no shares issued                     -             -
   Common stock, $.004 par value, 50,000,000
     shares authorized, 5,763,074 and 6,206,824
     issued at December 31, 2000 and 1999,
     respectively                                           23            25
   Additional paid-in capital                                -         7,734
   Retained earnings                                    36,989        25,859
                                                      --------      --------
    Total stockholders' equity                          37,012        33,618
                                                      --------      --------
    Total liabilities and stockholders' equity        $ 76,818      $ 58,656
                                                      --------      --------

The accompanying notes are an integral part of these consolidated balance sheets.

                                      (17)

AAON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
                                                                  YEARS ENDED DECEMBER 31,

                                                           2000             1999            1998
                                                           ----             ----            ----
NET SALES                                            $  154,982       $  131,947      $  109,624

COST OF SALES                                           120,233          101,229          89,795
                                                     ----------       ----------      ----------
         GROSS PROFIT                                    34,749           30,718          19,829

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES
                                                         13,922           14,741          10,626
                                                     ----------       ----------      ----------
         INCOME FROM OPERATIONS                          20,827           15,977           9,203

INTEREST EXPENSE                                            904              574           1,017

OTHER INCOME                                                436              238             359
                                                     ----------       ----------      ----------
         INCOME BEFORE INCOME TAXES                      20,359           15,641           8,545

INCOME TAX PROVISION                                      7,565            5,944           3,315
                                                     ----------       ----------      ----------
         NET INCOME                                  $   12,794       $    9,697      $    5,230
                                                     ==========       ==========      ==========

EARNINGS PER SHARE:
   Basic                                             $     2.18       $     1.55      $     .84
                                                     ==========       ==========      ==========
   Diluted                                           $     2.07       $     1.50      $     .82
                                                     ==========       ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                  5,862            6,241           6,202
                                                     ==========       ==========      ==========
   Diluted                                                6,176            6,460           6,385
                                                     ==========       ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

                                      (18)

AAON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
                                                          Common Stock           Paid-in     Retained
                                                      Shares       Amount        Capital     Earnings         Total
                                                      ------       ------        -------     --------         -----
BALANCE, JANUARY 1, 1998                               6,176          $25       $  7,916    $  10,932     $  18,873

NET INCOME                                                 -            -              -        5,230         5,230

STOCK OPTIONS EXERCISED, INCLUDING TAX BENEFITS           43            -            308            -           308
                                                       -----         ----       --------    ---------     ---------
BALANCE, DECEMBER 31, 1998                             6,219           25          8,224       16,162        24,411

NET INCOME                                                 -            -              -        9,697         9,697

STOCK OPTIONS EXERCISED, INCLUDING TAX BENEFITS           48            -            308            -           308

STOCK REPURCHASED AND RETIRED                            (61)           -           (798)           -          (798)
                                                       -----         ----       --------    ---------     ---------
BALANCE, DECEMBER 31, 1999                             6,206           25          7,734       25,859        33,618

NET INCOME                                                 -            -              -       12,794        12,794

STOCK OPTIONS EXERCISED, INCLUDING TAX BENEFITS
                                                         128            1            969            -           970

STOCK REPURCHASED AND RETIRED                           (571)          (3)        (8,703)      (1,664)      (10,370)
                                                       -----         ----       --------    ---------     ---------
BALANCE, DECEMBER 31, 2000                             5,763         $ 23       $      -    $  36,989     $  37,012
                                                       =====         ====       ========    =========     =========

The accompanying notes are an integral part of these consolidated statements.

                                      (19)

AAON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                      2000            1999          1998
                                                                      ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   12,794      $    9,697    $    5,230
   Adjustments to reconcile net income to net cash
    provided by operating activities-
       Depreciation                                                  3,465           3,063         2,848
       Provision for losses on accounts receivable                     696             470           324
       Provision for excess and obsolete inventories                    50             550           200
       Gain on disposition of assets                                   (11)            (40)          (48)
       Deferred income taxes                                          (127)           (220)         (269)
       Changes in assets and liabilities-
         Accounts receivable                                        (7,616)         (3,864)       (4,239)
         Inventories                                                (3,324)           (256)       (1,708)
         Prepaid expenses and other                                    321            (325)          204
         Accounts payable                                            2,646             567         1,341
         Accrued liabilities                                         5,146           2,311         1,926
                                                                ----------      ----------    ----------
           Net cash provided by operating activities                14,040          11,953         5,809
                                                                ----------      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment                  11              40            70
   Capital expenditures                                            (10,744)         (6,689)       (4,837)
                                                                ----------      ----------    ----------
           Net cash used in investing activities                   (10,733)         (6,649)       (4,767)
                                                                ----------      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                      68,219          60,875        50,239
   Payments under revolving credit agreement                       (66,092)        (62,975)      (54,835)
   Proceeds from long-term debt                                      5,048           -             3,756
   Payments on long-term debt                                         (530)         (2,569)         (455)
   Stock options exercised                                             410             163           252
   Repurchase of stock                                             (10,370)           (798)         -
                                                                ----------      ----------    ----------
           Net cash used in financing activities                    (3,315)         (5,304)       (1,043)
                                                                ----------      ----------    ----------

NET DECREASE IN CASH                                                    (8)          -                (1)
                                                                ----------      ----------    ----------
CASH, beginning of year                                                 25              25            26
                                                                ----------      ----------    ----------
CASH, end of year                                               $       17      $       25    $       25
                                                                ==========      ==========    ==========

The accompanying notes are an integral part of these consolidated statements.

                                      (20)

AAON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(Dollar amounts in thousands, except share and per share information)


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

Business and Credit Concentrations

The Company's customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. No single customer accounted for a significant amount of the Company's accounts receivable at December 31, 2000. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Sales to customers representing greater than 10% of total sales consist of the following:

                                           Years Ended December 31,
                                           ------------------------
                                         2000        1999        1998
                                         ----        ----        ----
     Home Depot                            10%          *           *
     Wal-Mart Stores, Inc.                 19%         23%         21%

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

                                      (21)

Warranties

A provision is made for the estimated cost of warranty obligations at the time the related products are sold. Warranty expense was $4,938, $5,456 and $3,617 for the years ended December 31, 2000, 1999 and 1998, respectively.

Earnings Per Share

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined based on the assumed exercise of dilutive options, as determined by applying the treasury stock method. For the year ended December 31, 2000, 5,000 options were considered to be anti-dilutive. For the year ended December 31, 1999, all outstanding options were considered dilutive. At December 31, 1998, 27,500 options were considered to be anti-dilutive. A reconciliation of net income and weighted average shares (in thousands) used in computing basic and diluted earnings per share is as follows:

                                                 For the Year Ended
                                                 December 31, 2000
                                                 ------------------
                                                                    Per-Share
                                          Income       Shares          Amount
                                          ------       ------       ---------
 Basic EPS                             $  12,794        5,862           $2.18
 Net additional shares issuable             -             314             -
                                       ---------       ------          ------
 Diluted EPS                           $  12,794        6,176           $2.07
                                       =========       ======          ======

                                                 For the Year Ended
                                                 December 31, 1999
                                                 ------------------
                                                                    Per-Share
                                          Income       Shares          Amount
                                          ------       ------       ---------
 Basic EPS                             $   9,697        6,241           $1.55
 Net additional shares issuable                -          219               -
                                       ---------       ------          ------
 Diluted EPS                           $   9,697        6,460           $1.50
                                       =========       ======          ======

                                                 For the Year Ended
                                                 December 31, 1998
                                                 ------------------
                                                                    Per-Share
                                          Income       Shares          Amount
                                          ------       ------       ---------
 Basic EPS                             $   5,230        6,202           $ .84
 Net additional shares issuable                -          183               -
                                       ---------       ------          ------
 Diluted EPS                           $   5,230        6,385           $ .82
                                       =========       ======          ======

                                      (22)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation. Such reclassifications did not impact total assets or net income.

New Accounting Pronouncements

In September 2000, Emerging Issues Task Force Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs" was issued. EITF 00-10 provides guidance on the financial reporting of shipping and handling fees. It requires companies to provide uniform reporting of shipping and handling costs by requiring all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. Additionally, it disallows companies from recording the related shipping expenses against revenue. The Company adopted EITF 00-10 in the fourth quarter of 2000, with prior period amounts reclassified to comply with the current period presentation. The impact of adopting EITF 00-10 resulted in an increase in revenues and cost of goods sold of $4.5 million, $3.9 million and $2.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. The Company adopted SFAS No. 133, on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company financial statements.

Details to Consolidated Balance Sheets

                                                               December 31,
                                                               ------------
                                                           2000            1999
                                                           ----            ----
ACCOUNTS RECEIVABLE:
   Accounts receivable                                 $ 29,297        $ 22,177
   Less- allowance for doubtful accounts                  1,050             850
                                                       --------        --------
         Total, net                                    $ 28,247        $ 21,327
                                                       ========        ========

INVENTORIES:
   Raw materials                                       $ 10,651        $  8,875
   Work in process                                        1,967           1,200
   Finished goods                                         3,472           2,691
                                                       --------        --------
                                                         16,090          12,766
   Less- allowance for excess and obsolete inventories      950             900
                                                       --------        --------
         Total, net                                    $ 15,140        $ 11,866
                                                       ========        ========

                                      (23)

                                                               December 31,
                                                               ------------
                                                           2000            1999
                                                           ----            ----
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                $    885       $     874
   Buildings                                             16,594          14,336
   Machinery and equipment                               27,869          19,665
   Furniture and fixtures                                 3,175           2,954
                                                       --------       ---------
                                                         48,523          37,829
   Less- accumulated depreciation                        19,063          15,650
                                                       --------       ---------
         Total, net                                    $ 29,460       $  22,179
                                                       ========       =========
ACCRUED LIABILITIES:
   Warranty                                            $  5,400       $   3,860
   Commissions                                            3,427           1,912
   Income taxes                                             933             188
   Workers' compensation                                    890             175
   Medical self-insurance                                   660             599
   Other                                                  1,041           1,029
                                                       --------       ---------
         Total                                         $ 12,351       $   7,763
                                                       ========       =========

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                             2000           1999           1998
                                                             ----           ----           ----
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Balance, beginning of period                          $    850        $   410        $   360
   Provision for losses on accounts receivable                696            470            324
   Accounts receivable written off, net of recoveries        (496)           (30)          (274)
                                                         --------        -------        -------
   Balance, end of period                                $  1,050        $   850        $   410
                                                         ========        =======        =======
ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORY:
   Balance, beginning of period                          $    900        $   350        $   150
   Provision for excess and obsolete inventories               50            550            200
                                                         --------        -------        -------
   Balance, end of period                                $    950        $   900        $   350
                                                         ========        =======        =======

2.  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest payments of $889, $561 and $1,017 were made during the years ended December 31, 2000, 1999 and 1998, respectively. Payments for income taxes of $6,375, $6,234 and $2,914 were made during the years ended December 31, 2000, 1999 and 1998, respectively.

3.  DEBT:

Long-term debt at December 31, consists of the following:

                                                          2000             1999
                                                          ----             ----
$15,150 unsecured bank line of credit,
   with interest payable monthly at
   LIBOR plus 1.60% (8.48% at December
   31, 2000), due July 31, 2001.                      $  6,917         $  4,790

Notes payable, due in monthly
   installments of $79, with interest
   ranging from 7.47% to 8.03% at
   December 31, 2000, collateralized
   by machinery and equipment.                           6,796            2,278
                                                      --------         --------
                                                        13,713            7,068
Less- current maturities                                 7,860              438
                                                      --------         --------
     Total long-term debt                             $  5,853         $  6,630
                                                      ========         ========

                                      (24)

Maturities of long-term debt for each of the years ended December 31 are as follows:

        2001                                            $   7,860
        2002                                                  943
        2003                                                  943
        2004                                                  943
        2005                                                  597
        Thereafter                                          2,427
                                                        ---------
                                                        $  13,713
                                                        =========

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

4.  INCOME TAXES:

The Company accounts for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:

                                                 Year Ended December 31,
                                                 -----------------------
                                            2000            1999          1998
                                            ----            ----          ----
         Current                        $  7,692        $  6,164      $  3,584
         Deferred                           (127)           (220)         (269)
                                        --------        --------      --------
                                        $  7,565        $  5,944      $  3,315
                                        ========        ========      ========

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                 Year Ended December 31,
                                                 -----------------------
                                            2000            1999          1998
                                            ----            ----          ----
         Federal statutory rate               35%             35%           34%
         State income taxes                    4               4             5
         Employment credits                   (2)             (1)           (1)
         Other                                 -               -             1
                                        --------        --------      --------
                                              37%             38%           39%
                                        ========        ========      ========

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 are as follows:

                                                       2000         1999
                                                       ----         ----
       Deferred tax assets -
         Valuation reserves                        $    740      $   665
         Warranty accrual                             1,998        1,467
         Other accruals                                 958          517
         Other, net                                      13           44
                                                   --------      -------
                                                   $  3,709      $ 2,693
                                                   ========      =======
       Deferred tax liabilities -
         Depreciation and amortization             $  2,051      $ 1,162
                                                   ========      =======

                                      (25)

5.  BENEFIT PLANS:

The Company maintains a stock option plan for key employees and directors and restricts 1,300,000 shares of common stock for issuance under the plan. Under the terms of this plan, the exercise price of shares granted will not be less than 85% of their fair market value at the date of the grant. The exercise price of all options granted was equal to the market price at the date of grant. Options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable for ten years. At December 31, 2000, 198,825 shares were available for granting future options. The number and exercise price of options granted were as follows:

                                                                  Weighted
                                                                   Average
                                                  Number        Exercise Price
                                                of Shares         Per Share
                                                ---------       --------------
OUTSTANDING AT JANUARY 1, 1998                   525,375           $  4.35
  Granted                                        291,500              8.23
  Exercised                                      (43,000)             5.75
  Cancelled                                      (35,000)             7.63
                                                --------           -------

OUTSTANDING AT DECEMBER 31, 1998                 738,875           $  5.65
  Granted                                        300,500             12.64
  Exercised                                      (47,575)             3.72
  Cancelled                                      (21,000)             7.88
                                                --------           -------

OUTSTANDING AT DECEMBER 31, 1999                 970,800           $  7.87
  Granted                                          5,000             22.13
  Exercised                                     (128,050)             3.22
  Cancelled                                      (50,200)            11.25
                                                --------           -------

OUTSTANDING AT DECEMBER 31, 2000                 797,550           $  8.49
                                                ========           =======

The following is a summary of stock options outstanding as of December 31, 2000:

                                            Options Outstanding                                  Options Exercisable
                         ----------------------------------------------------------    --------------------------------------
                              Number               Weighted           Weighted              Number               Weighted
      Range of            Outstanding at           Average        Average Remaining     Exercisable at           Average
  Exercise Prices        December 31, 2000      Exercise Price    Contractual Life     December 31, 2000       Exercise Price
  ---------------        -----------------      --------------    -----------------    -----------------       --------------
     $1.14-1.19                69,250              $  1.16               1.3                    69,250             $ 1.16
     $4.50-7.63               386,700                 6.56               6.1                   235,740               6.33
    $9.00-10.00                75,000                 9.30               8.0                    25,000               9.18
    $11.25-13.00              261,600                12.80               8.6                    57,820              12.65
       $22.13                   5,000                22.13               9.9                         -                  -

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

                                                2000         1999         1998
                                                ----         ----         ----
       Net income:
         As reported                        $ 12,794      $ 9,697     $  5,230
         Pro forma                          $ 12,229      $ 9,299     $  4,949

       Basic earnings per share:
         As reported                        $   2.18      $  1.55     $    .84
         Pro forma                          $   2.09      $  1.49     $    .80

                                      (26)

                                                2000         1999         1998
                                                ----         ----         ----
       Diluted earnings per share:
         As reported                        $   2.07      $  1.50     $    .82
         Pro forma                          $   1.98      $  1.44     $    .78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 42.46% to 55.34%; risk-free interest rate of 4.38% to 6.98%; and expected lives of four to eight years.

The Company sponsors a defined contribution benefit plan. Employees can make contributions at a minimum of 1% and a maximum of 15% of compensation. The Company may, on a discretionary basis, contribute a Company matching contribution not to exceed 6% of compensation. The Company made matching contributions of $493, $329 and $595 in 2000, 1999 and 1998, respectively. The Company made additional discretionary contributions of $1,308 and $1,150 in the form of Company stock during 2000 and 1999, respectively.

The Company maintains a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis. Profit sharing expense was $2,277, $1,735 and $902, for the years ended December 31, 2000, 1999 and 1998, respectively.

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

7.  SUBSEQUENT EVENT:

Subsequent to December 31, 2000, the Company repurchased and retired 18,400 shares of its common stock for $365.

8.  LITIGATION:

The Company is subject to claims and legal actions that may arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's financial position or on the results of operations.

                                      (27)

9.  QUARTERLY RESULTS (Unaudited):

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                    Quarter Ended
                               ----------------------------------------------------------
                               March 31        June 30     September 30       December 31
                               --------        -------     ------------       -----------
2000
----
Net sales                     $  35,465      $  39,388      $  40,970          $  39,159
Gross profit                      8,835          8,563          8,889              8,462
Net income                        3,045          3,328          3,409              3,012
Earnings per share:
   Basic                           0.51           0.57           0.58               0.52
   Diluted                         0.49           0.54           0.55               0.49

                                                    Quarter Ended
                               ----------------------------------------------------------
                               March 31        June 30     September 30       December 31
                               --------        -------     ------------       -----------
1999
----
Net sales                     $  30,884      $  31,940        $ 36,065           $ 33,058
Gross profit                      7,238          8,656           8,353              6,471
Net income                        1,764          2,421           2,821              2,691
Earnings per share:
   Basic                           0.28           0.39            0.45               0.43
   Diluted                         0.27           0.38            0.43               0.42


                                      (28)

                                   EXHIBIT 23


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         As independent public accountants, we hereby consent to the incorporation of our report dated February 7, 2001, included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-78520, 333-23479 and 333-52824).

                                                     ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
March 26, 2001