Form 10-Q
period 2001-03-31
AAON INC
filed 2001-05-08
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

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

      Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 5,753,074 shares of $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         On pages 3 through 8 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations. Net sales increased by $3,970,000, up 11.1% (from $35,465,000 to $39,435,000) during the three-month period ended March 31, 2001, compared to the same period in 2000. Sales to existing customers in the first quarter accounted for 88% of the Company's business, with 12% coming from new business. The increase in sales in 2001 resulted from continuing strong demand from both manufacturers' representatives and the Company's national account base, which is expected to continue throughout the rest of the year.

     Gross profit increased in the first quarter of 2001 to 28.6% compared to 24.9% in the same quarter in 2000. The increase in margins was attributable to growth and stability of the Company's work force which contributed to a significant reduction in overtime expense and improved manufacturing efficiencies.

     SG&A expenses rose $1,441,000 (36.9%) during the three months ended March 31, 2001, compared to 2000, primarily due to increases in warranty reserves.

     Net income during the first quarter of 2001 ($3,576,000) increased at a rate 57% greater than sales (17.4% vs. 11.1%) compared to the same period in 2000, due to the improvement in gross margins.

     Financial Condition and Liquidity. Accounts receivable and inventories increased by $1,639,000 and $2,107,000, respectively, at March 31, 2001, compared to December 31, 2000, due to the sales increase.

     Property, plant and equipment increased $3,188,000 at March 31, 2001, reflecting additions to machinery and equipment, offset in part by greater depreciation. All capital expenditures in the first quarter of 2001 were financed out of cash flow and borrowings under the Company's revolving credit bank loan.

     Current liabilities were up $4,432,000 reflecting higher reserves related to the increase in sales and production and a greater amount of current maturities of long-term debt.

     The capital needs of the Company are met primarily by its bank revolving credit facility. Management believes this bank debt (or comparable financing), term loans and projected profits from operations will provide the necessary liquidity and capital resources to the Company for at least the next five years. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry and its relationship with its existing bank lender.


                                      (1)

     For information concerning the Company's long-term debt at March 31, 2001, see Note 3 to the Financial Statements on pages 7 and 8 of this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     While the Company is exposed to changes in interest rates regarding its total debt of $16,784,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

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


                                      (2)

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                                          March 31, 2001*         December 31, 2000
                                                          --------------          -----------------
                                                            (In Thousands, except per share data)
ASSETS
CURRENT ASSETS
     Cash                                                       $     15                   $     17
     Accounts receivable                                          29,886                     28,247
     Inventories                                                  17,247                     15,140
     Prepaid expenses                                                743                        245
     Deferred income tax                                           3,709                      3,709
                                                          ---------------         ------------------

     Total current assets                                         51,600                     47,358
                                                          ---------------         ------------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                            885                        885
     Buildings                                                    16,610                     16,594
     Machinery and equipment                                      31,906                     27,869
     Furniture and fixtures                                        3,239                      3,175
                                                          ---------------         ------------------

     Total Property, Plant & Equipment                            52,640                     48,523
     Less:  accumulated depreciation                              19,992                     19,063
                                                          ---------------         ------------------

     Net property, plant & equipment                              32,648                     29,460
                                                          ---------------         ------------------

     Total Assets                                               $ 84,248                   $ 76,818
                                                          ===============         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                           $  8,093                   $ 11,691
     Accrued liabilities                                          17,049                     12,351
     Current maturities of long-term debt                         11,192                      7,860
                                                          ---------------         ------------------

     Total current liabilities                                    36,334                     31,902
                                                          ---------------         ------------------

DEFFERED TAX LIABILITY                                             2,051                      2,051
                                                          ---------------         ------------------

LONG-TERM DEBT                                                     5,592                      5,853
                                                          ---------------         ------------------

STOCKHOLDERS' EQUITY
     Common Stock, $.004par, 50,000,000 shares                        23                         23
     authorized, 5,753,074 issued and outstanding

     Preferred Stock, 5,000,000 shares authorized, no shares issued

     Retained earnings                                            40,248                     36,989
                                                          ---------------         ------------------

     Total stockholders' equity                                   40,271                     37,012
                                                          ---------------         ------------------

     Total Liabilities and Stockholders' Equity                 $ 84,248                   $ 76,818
                                                          ===============         ==================
* unaudited

                                      (3)

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                                           Three Months Ended
                                             March 31, 2001*                March 31, 2000
                                             ---------------                --------------
                                                 (In Thousands, except per share data)
Sales,  net                                        $ 39,435                       $ 35,465

Cost of Sales                                        28,173                         26,630
                                             ---------------                ---------------

     Gross Profit                                    11,262                          8,835

Selling, general and
    administrative expenses                           5,350                          3,909
                                             ---------------                ---------------

     Income from operations                           5,912                          4,926

Interest expense                                        296                            174

Other (income) expense                                 (100)                          (108)
                                             ---------------                ---------------

Income before income taxes                            5,716                          4,860

Income tax provision                                  2,140                          1,815
                                             ---------------                ---------------

     Net Income                                    $  3,576                       $  3,045
                                             ===============                ===============

Earnings Per Share:
    Basic                                          $   0.62                       $   0.51
                                             ===============                ===============
    Diluted                                        $   0.59                       $   0.49
                                             ===============                ===============

Weighted Average Shares Outstanding:
    Basic                                         5,751,773                      5,954,207
                                             ===============                ===============
    Diluted                                       6,043,275                      6,251,962
                                             ===============                ===============

*unaudited

                                      (4)

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                   Common Stock                  Paid In            Retained
                                              Shares          Amount             Capital            Earnings            Total
                                              ------          ------             -------            --------            -----
                                                                        (in thousands)
Balance, December 31, 2000                     5,763            $ 23                 $ -            $ 36,989         $ 37,012

Exercise of Common Stock*                         10                                  73                                   73

Repurchase of Common Stock*                      (20)                                (73)               (317)            (390)

Net Income*                                                                                            3,576            3,576
                                         ------------  --------------  ------------------  ------------------  ---------------

Balance, March 31, 2001*                       5,753            $ 23                 $ -            $ 40,248         $ 40,271
                                         ============  ==============  ==================  ==================  ===============

* unaudited

                                      (5)

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows

                                                                Three Months Ended          Three Months Ended
                                                                    March 31, 2001*             March 31, 2000
                                                                ------------------          ------------------
                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                            $ 3,576                    $ 3,045
                                                                -------------------         ------------------

     Adjustments to reconcile net income to net
     cash provided by operating activities-
          Depreciation and  Amortization                                       929                        799

          Change in assets and liabilities:
                  (Increase) decrease in:

                  Accounts Receivable                                       (1,639)                      (643)
                  Inventories                                               (2,107)                    (2,472)
                  Prepaid Expenses                                            (498)                      (626)


                  Accounts Payable                                          (3,598)                     1,697
                  Accrued Liabilities                                        4,698                      3,099
                                                                -------------------         ------------------

                              Total Adjustments                             (2,215)                     1,854
                                                                -------------------         ------------------

            Net cash provided by (used in)
                  Operating Activities                                       1,361                      4,899
                                                                -------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                                 (4,117)                    (1,676)
                                                                -------------------         ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing Under Revolving Credit Agreement                           19,375                     16,326

       Payments under Revolving Credit Agreement                           (16,043)                   (14,380)

       Changes in long-term debt                                              (261)                      (110)

       Exercise of Stock Options                                                73                        158

       Repurchase of Common Stock                                             (390)                    (5,220)
                                                                -------------------         ------------------

               Net cash provided by (used in)
                     financing activities                                    2,754                     (3,226)
                                                                -------------------         ------------------

NET CHANGE IN CASH                                                              (2)                        (3)

CASH, beginning of period                                                       17                         25
                                                                -------------------         ------------------

CASH, end of period                                                        $    15                    $    22
                                                                ===================         ==================

*unaudited

                                      (6)

                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001

1.  BASIS OF PRESENTATION:
    ----------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2000, filed by AAON, Inc. with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. These reclassifications had no impact on net income. However, management believes that no adjustments to the financial statements are necessary.

2.  INVENTORIES:
    ------------

Inventories at March 31, 2001 (unaudited), and December 31, 2000, consist of the following:

                                    March 31, 2001            December 31, 2000
                                    --------------            -----------------
         Raw Materials                 $ 9,303,000                  $ 9,701,000
         Work in Process                 2,534,000                    1,967,000
         Finished Goods                  5,410,000                    3,472,000
                                      ------------                 ------------
                                       $17,247,000                  $15,140,000
                                      ------------                 ------------

3.  LONG-TERM DEBT:
    ---------------

Long-term debt at March 31, 2001 (unaudited), and December 31, 2000, consists of the following:

                                    March 31, 2001            December 31, 2000
                                    --------------            -----------------

  $15,150,000 bank line of credit
    with interest payable monthly
    at LIBOR plus 1.60% (6.6825%
    at March 31, 2001) due
    July 31, 2001                     $ 10,249,000                 $  6,917,000

  Three notes payable due in 84
    equal installments totaling
    $36,489, plus interest at
    7.47%, and 7.52%, collateralized
    by machinery and equipment           1,751,000                    6,796,000


                                      (7)

  Three notes payable due in 120 equal
    installments totaling $42,100,
    plus interest at the commercial
    paper rate plus 1.55% (7.29%
    March 31, 2001), collateralized
    by machinery and equipment           4,784,000                       -0-
                                      ------------                 ------------
                                        16,784,000                   13,713,000


  Less Current Maturities               11,192,000                    7,860,000
                                      ------------                 ------------

                                      $  5,592,000                 $  5,853,000
                                      ------------                 ------------

         In July 2000, the bank line of credit was amended to a maturity date of July 31, 2001.

4.  NEW ACCOUNTING PRONOUNCEMENTS:
    ------------------------------

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

5.  FOOTNOTES INCORPORATED BY REFERENCE:
    ------------------------------------

Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 2000, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

Note                   Description
----     ------------------------------------------------

1        Business and Summary of Significant Accounting Policies
4        Income Taxes
5        Benefit Plans
6        Shareholder Rights Plan
8        Litigation

                                      (8)

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits - None.

         (b) Registrant filed one report on Form 8-K during the three-month period ended March 31, 2001. It was dated January 18, 2001, reporting the Company's execution of the Fifth Amendment to Second Restated Revolving Credit Loan Agreement.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AAON, INC.



Dated:  May 3, 2001                           By:  /s/ Norman H. Asbjornson
                                                   --------------------------
                                                       Norman H. Asbjornson
                                                            President



Dated:  May 3, 2001                           By:  /s/ Kathy I. Sheffield
                                                   --------------------------
                                                       Kathy I. Sheffield
                                                            Treasurer


                                      (9)