Form 10-Q
period 2001-06-30
AAON INC
filed 2001-08-03
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

      Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 5,780,474 shares of $.004 par value Common Stock.

                                      Page

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

          On pages 3 through 8 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Results of Operations. Net sales increased by $6,102,000, up 8.2% (from $74,853,000 to $80,955,000), during the six-month period ended June 30, 2001, compared to the same period in 2000. Sales to existing customers in the first half of 2001 accounted for 88% of the Company's business, with 12% coming from new business. The increase in sales in 2001 resulted from increases in the Company's market share in all areas of its business, aided by both new products introductions and newly developed versions of existing product lines. The increase was attributable to more sales generated by manufacturers' representations and replacement business.

          Gross profit increased in the first half of 2001 to 27.4% compared to 23.2% in the same period in 2000. The increase in margins was attributable to growth and stability of the Company's work force which contributed to a significant reduction in overtime expense and improved manufacturing efficiencies.

          SG&A expenses rose $2,913,000 (41.0%) during the six months ended June 30, 2001, compared to 2000, primarily due to increases in warranty and bad debt reserves.

          Net income during the first half of 2001 ($7,392,000) increased almost twice the rate of sales (16.0% vs. 8.2%) compared to the same period in 2000, due to the increase in sales and improvement in gross margins.

          Management expects sales and earnings to continue at record levels for the remainder of 2001.

          Financial Condition and Liquidity. Accounts receivable increased by $2,782,000 at June 30, 2001, compared to December 31, 2000, due to the sales increase.

          Property, plant and equipment increased $5,032,000, at June 30, 2001, reflecting additions to buildings, machinery and equipment, offset in part by greater depreciation. All capital expenditures in the first half of 2001 were financed out of cash flow and borrowings under the Company's revolving credit bank loan.

          Current liabilities were up $1,326,000 reflecting higher reserves and accrued liabilities related to the increase in sales and production.


                                       (1)

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          While the Company is exposed to changes in interest rates regarding its total debt of $14,942,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

          At the Company's Annual Meeting of Stockholders held on May 22, 2001, Joseph M. Klein and Thomas E. Naugle were reelected as directors for three-year terms, with each receiving 99.9% of the votes cast (5,669,893 shares "For", 35 shares "Against" and 4,435 shares "Withheld Authority" as to Mr. Naugle and 5,667,393 shares "For", 2,535 shares "Against" and 4,435 shares "Withheld Authority" as to Mr. Klein. Other directors whose terms of office continued after the meeting are: William A. Bowen and Anthony Pantaleoni, whose terms end in 2002, and Norman H. Asbjornson, John B. Johnson, Jr., and Charles C. Stephenson, Jr., whose terms end in 2003.

                                       (2)

                                   AAON, Inc.
                           Consolidated Balance Sheets


                                                          June 30, 2001*          December 31, 2000
                                                          --------------          -----------------
                                                            (In Thousands, except per share data)
ASSETS
CURRENT ASSETS
     Cash                                                      $     13                    $     17
     Accounts receivable                                         31,029                      28,247
     Inventories                                                 15,110                      15,140
     Prepaid expenses                                               537                         245
     Deferred income tax                                          3,709                       3,709
                                                               --------                    --------
     Total current assets                                        50,398                      47,358
                                                               --------                    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                           885                         885
     Buildings                                                   16,642                      16,594
     Machinery and equipment                                     34,781                      27,869
     Furniture and fixtures                                       3,251                       3,175
                                                               --------                    --------
     Total Property, Plant & Equipment                           55,559                      48,523
     Less:  accumulated depreciation                             21,067                      19,063
                                                               --------                    --------
     Net property, plant & equipment                             34,492                      29,460
                                                               --------                    --------
     Total Assets                                              $ 84,890                    $ 76,818
                                                               ========                    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Accounts payable                                          $  8,349                    $ 11,691
     Accrued liabilities                                         15,286                      12,351
     Current maturities of long-term debt                         9,593                       7,860
                                                               --------                    --------
     Total Current Liabilities                                   33,228                      31,902
                                                               --------                    --------
DEFFERED TAX LIABILITY                                            2,051                       2,051
                                                               --------                    --------
LONG-TERM DEBT                                                    5,349                       5,853
                                                               --------                    --------
STOCKHOLDERS' EQUITY
     Common Stock, $.004par, 50,000,000 shares                       23                          23
     authorized, 5,780,474 issued and outstanding

     Preferred Stock, 5,000,000 shares authorized, no shares issued

     Additional paid-in capital                                     175                           -
     Retained earnings                                           44,064                      36,989
                                                               --------                    --------
     Total stockholders' equity                                  44,262                      37,012
                                                               --------                    --------
     Total Liabilities and Stockholders' Equity                $ 84,890                    $ 76,818
                                                               ========                    ========
* unaudited


                                       (3)

                                   AAON, Inc.
                      Consolidated Statements of Operations


                                                 Three Months Ended                           Six Months Ended

                                        June 30, 2001*     June 30, 2000              June 30, 2001*     June 30, 2000
                                        --------------     -------------              --------------     -------------
                                                             (In Thousands, except per share data)
Sales,  net                                $ 41,520              $ 39,388               $ 80,955               $ 74,853

Cost of Sales                                30,638                30,825                 58,811                 57,455
                                           --------              --------               --------               --------
     Gross Profit                            10,882                 8,563                 22,144                 17,398

Selling, general and
    administrative expenses                   4,669                 3,197                 10,019                  7,106
                                           --------              --------               --------               --------
     Income from operations                   6,213                 5,366                 12,125                 10,292

Interest expense                                312                   208                    608                    382

Other (income) expense                         (135)                  (79)                  (235)                  (187)
                                           --------              --------               --------               --------
Income before income taxes                    6,036                 5,237                 11,752                 10,097

Income tax provision                          2,220                 1,909                  4,360                  3,724
                                           --------              --------               --------               --------
     Net Income                             $ 3,816               $ 3,328                $ 7,392                $ 6,373
                                           ========              ========               ========               ========
Earnings Per Share:
   Basic                                    $  0.66               $  0.57                $  1.28                $  1.08
                                           ========              ========               ========               ========
   Diluted                                  $  0.63               $  0.54                $  1.22                $  1.02
                                           ========              ========               ========               ========

Weighted Average Shares Outstanding:
   Basic                                  5,757,909             5,876,681              5,754,904              5,915,444
                                          =========             =========              =========              =========
   Diluted                                6,035,939             6,212,690              6,039,670              6,221,608
                                          =========             =========              =========              =========
*unaudited

                                       (4)

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity


                                                   Common Stock              Paid In         Retained
                                              Shares          Amount         Capital         Earnings            Total
                                              ------          ------         -------         --------            -----
                                                                         (In Thousands)
Balance, December 31, 2000                     5,763            $ 23           $   -         $ 36,989         $ 37,012

Stock Option Exercise                             37                             248                               248

Repurchase of Common Stock*                      (20)                            (73)            (317)            (390)

Net Income*                                                                                     7,392            7,392
                                         ------------  -------------- --------------- ----------------  ---------------

Balance, June 30, 2001*                        5,780            $ 23           $ 175         $ 44,064         $ 44,262
                                         ============  ============== =============== ================  ===============

* unaudited

                                       (5)

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows

                                                                  Six Months Ended           Six Months Ended
                                                                    June 30, 2001*              June 30, 2000
                                                                  ----------------           ----------------
                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                           $ 7,392                     $ 6,373
                                                                       ----------                  ----------
     Adjustments to reconcile net income to net
     cash provided by operating activities-
          Depreciation and  Amortization                                    2,004                       1,634

          Change in assets and liabilities:
                  (Increase) decrease in:

                  Accounts Receivable                                      (2,782)                     (1,796)
                  Inventories                                                  30                        (973)
                  Prepaid Expenses                                           (292)                         (4)



                  Accounts Payable                                         (3,342)                         85
                  Accrued Liabilities                                       2,935                       3,161
                                                                       ----------                  ----------
                              Total Adjustments                            (1,447)                      2,107
                                                                       ----------                  ----------

            Net cash provided by (used in)
                  Operating Activities                                      5,945                       8,480
                                                                       ----------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                                (7,036)                     (6,479)
                                                                       ----------                  ----------


CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing under Revolving Credit Agreement                          38,205                      35,284

       Payments under Revolving Credit Agreement                          (36,472)                    (30,055)

       Changes in long-term debt                                             (504)                       (199)

       Exercise of Stock Options                                              248                         373

       Repurchase of Common Stock                                            (390)                     (7,416)
                                                                       ----------                  ----------

               Net cash provided by (used in)
                     financing activities                                   1,087                      (2,013)
                                                                       ----------                  ----------

NET CHANGE IN CASH                                                             (4)                        (12)

CASH, beginning of period                                                      17                          25
                                                                       ----------                  ----------

CASH, end of period                                                       $    13                     $    13
                                                                       ==========                  ==========

*unaudited

                                       (6)

                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001

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

2.   INVENTORIES:
     ------------

Inventories at June 30, 2001 (unaudited), and December 31, 2000, consist of the following:

                                        June 30, 2001          December 31, 2000
                                      ---------------            ---------------
         Raw Materials                    $ 8,994,000                $ 9,701,000
         Work in Process                    2,562,000                  1,967,000
         Finished Goods                     3,554,000                  3,472,000
                                         ------------               ------------
                                          $15,110,000                $15,140,000
                                         ------------               ------------

3.   LONG-TERM DEBT:
     ---------------

Long-term debt at June 30, 2001 (unaudited), and December 31, 2000, consists of the following:

                                        June 30, 2001          December 31, 2000
                                      ---------------            ---------------

    $15,150,000 bank line of credit
      with interest payable monthly
      at LIBOR plus 1.60% (5.59%
      at June 30, 2001) due
      July 31, 2001                       $ 8,650,000                $ 6,917,000

    Three notes payable due in 84
      equal installments totaling
      $36,489, plus interest at 7.47%,
      and 7.52%, collateralized by
      machinery and equipment               1,634,000                  6,796,000

                                       (7)

    Three notes payable due in 120
      equal installments totaling
      $42,100, plus interest at the
      commercial paper rate plus 1.55%
      (7.29% June 30, 2001),
      collateralized by machinery and
      equipment                             4,658,000                        -0-
                                         ------------               ------------
                                           14,942,000                 13,713,000


    Less Current Maturities                 9,593,000                  7,860,000
                                         ------------               ------------

                                          $ 5,349,000                $ 5,853,000
                                         ------------               ------------

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

1        Business and Summary of Significant Accounting Policies
4        Income Taxes
5        Benefit Plans
6        Shareholder Rights Plan
8        Litigation

                                       (8)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None.

         (b) Registrant did not file any reports on Form 8-K during the three-month period ended June 30, 2001.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated:  July 30, 2001                By:  /s/ Norman H. Asbjornson
                                          -----------------------------
                                              Norman H. Asbjornson
                                                   President



Dated: July 30, 2001                 By:  /s/ Kathy I. Sheffield
                                          -----------------------------
                                              Kathy I. Sheffield
                                                  Treasurer


                                       (9)