Form 10-Q
period 2001-09-30
AAON INC
filed 2001-11-09
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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

      Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 8,657,736 shares of $.004 par value Common Stock.


                                      Page

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          On pages 3 through 9 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Results of Operations. Net sales increased by $6,534,000, up 5.6% (from $115,823,000 to $122,357,000), during the nine-month period ended September 30, 2001, compared to the same period in 2000. Sales to existing customers in the first three quarters of 2001 accounted for 88% of the Company's business, with 12% coming from new business. The increase in sales in 2001 resulted from increases in the Company's market share in all areas of its business, aided by both new products introductions and newly developed versions of existing product lines. The increase was attributable to more sales generated by manufacturers' representations and replacement business.

          Gross profit increased in the first nine months of 2001 to 25.2% compared to 22.7% in the same period in 2000. The increase in margins was attributable to growth and stability of the Company's work force which contributed to a significant reduction in overtime expense and improved manufacturing efficiencies.

          SG&A expenses rose $2,727,000 (26.0%) during the nine months ended September 30, 2001, compared to 2000, primarily due to increases in warranty and bad debt reserves.

          Net income during the first nine months of 2001 ($10,915,000) increased more than twice the rate of sales (11.6% vs. 5.6%) compared to the same period in 2000, due to the increase in sales and improvement in gross margins.

          Management expects sales and earnings for the year 2001 to be at record levels.

          Financial Condition and Liquidity. Accounts receivable and inventories decreased by $3,794,000 at September 30, 2001, compared to December 31, 2000, due to more stringent management controls.

          Property, plant and equipment increased $7,539,000 at September 30, 2001, reflecting primarily additions to machinery and equipment ($7.3 million). All capital expenditures in the first nine months of 2001 were financed out of cash flow and borrowings under the Company's revolving credit bank loan.

          Current liabilities were down $7,136,000 due to a $5.1 million reduction is accounts payable (reflecting more timely payments in these times of economic uncertainty in order to continue the Company's outstanding credit reputation with suppliers) and a $3.8 million reduction in current maturities of long-term debt (enabled by earnings), offset in part by a $1.8 million increase in accrued liabilities (resulting from greater reserves due to higher sales volume).

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          While the Company is exposed to changes in interest rates regarding its total debt of $8,894,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

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

Item 5.   Other Events.

          J. M. Klein, a director of the Company since January 1996, resigned in August of this year in furtherance of his retirement plans. On September 24, 2001, Jerry R. Ryan was elected as a director to fill the vacancy on the Board, for a term ending at the 2004 Annual Meeting of Stockholders.

          The Company had a 3-for-2 stock split (payable in the form of a 50% stock dividend) effective September 28, 2001.


                                      (2)

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                                         Sept. 30, 2001*          December 31, 2000
                                                         --------------           -----------------
                                                            (In Thousands, except per share data)
ASSETS
CURRENT ASSETS
     Cash                                                      $     28                    $     17
     Accounts receivable                                         26,185                      28,247
     Inventories                                                 13,408                      15,140
     Prepaid expenses                                               225                         245
     Deferred income tax                                          3,709                       3,709
                                                               --------                    --------
     Total current assets                                        43,555                      47,358
                                                               --------                    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                           885                         885
     Buildings                                                   16,720                      16,594
     Machinery and equipment                                     35,144                      27,869
     Furniture and fixtures                                       3,313                       3,175
                                                               --------                    --------
     Total Property, Plant & Equipment                           56,062                      48,523
     Less:  accumulated depreciation                             22,192                      19,063
                                                               --------                    --------
     Net property, plant & equipment                             33,870                      29,460
                                                               --------                    --------
     Total Assets                                              $ 77,425                    $ 76,818
                                                               ========                    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Accounts payable                                          $  6,557                    $ 11,691
     Accrued liabilities                                         14,187                      12,351
     Current maturities of long-term debt                         4,022                       7,860
                                                               --------                    --------
     Total Current Liabilities                                   24,766                      31,902
                                                               --------                    --------
DEFFERED TAX LIABILITY                                            2,051                       2,051
                                                               --------                    --------
LONG-TERM DEBT                                                    4,872                       5,853
                                                               --------                    --------
STOCKHOLDERS' EQUITY
**   Common Stock, $.004 par, 50,000,000 shares                      35                          35
     authorized, 8,657,736 issued and outstanding

     Preferred Stock, 5,000,000 shares authorized, no shares issued

     Additional paid-in capital                                       -                           -
     Retained earnings                                           45,701                      36,977
                                                               --------                    --------
     Total stockholders' equity                                  45,736                      37,012
                                                               --------                    --------
     Total Liabilities and Stockholders' Equity                $ 77,425                    $ 76,818
                                                               ========                    ========

*  unaudited
** Reflects stock split effective September 30, 2001


                                      (3)

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                              Three Months Ended                            Nine Months Ended

                                     Sept. 30, 2001*       Sept. 30, 2000         Sept. 30, 2001*        Sept. 30, 2000
                                     --------------        --------------         --------------         --------------
                                                              (In Thousands, except per share data)
Sales,  net                                $ 41,402              $ 40,970              $ 122,357              $ 115,823

Cost of Sales                                32,669                32,081                 91,480                 89,536
                                           --------              --------              ---------              ---------
     Gross Profit                             8,733                 8,889                 30,877                 26,287

Selling, general and
    administrative expenses                   3,210                 3,396                 13,229                 10,502
                                           --------              --------              ---------              ---------
     Income from operations                   5,523                 5,493                 17,648                 15,785

Interest expense                                115                   284                    723                    666

Other (income) expense                          (61)                 (143)                  (296)                  (330)
                                           --------              --------              ---------              ---------
Income before income taxes                    5,469                 5,352                 17,221                 15,449

Income tax provision                          1,946                 1,943                  6,306                  5,667
                                           --------              --------              ---------              ---------
     Net Income                            $  3,523              $  3,409              $  10,915              $   9,782
                                           ========              ========              =========              =========

** Earnings Per Share:
    Basic                                  $   0.40              $   0.39              $    1.26              $    1.11
                                           ========              ========              =========              =========
    Diluted                                $   0.38              $   0.37              $    1.20              $    1.05
                                           ========              ========              =========              =========

** Weighted Average Shares Outstanding:
    Basic                                 8,715,135             8,754,663              8,660,252              8,833,377
                                          =========             =========              =========              =========
    Diluted                               9,156,939             9,271,755              9,092,287              9,316,154
                                          =========             =========              =========              =========

* unaudited
** Reflects stock split effective September 28, 2001


                                      (4)

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity


                                                   Common Stock              Paid In         Retained
                                              Shares          Amount         Capital         Earnings            Total
                                              ------          ------         -------         --------            -----
                                                                         (In Thousands)
Balance, December 31, 2000                     8,645            $ 35           $   -         $ 36,977         $ 37,012

Stock Option Exercise*                           170               -             586                               586

Repurchase of Common Stock,*                    (157)              -            (586)          (2,191)          (2,777)
  Net of Issuance

Net Income*                                                                                    10,915           10,915
                                         ------------  -------------- --------------- ----------------  ---------------

Balance, September 30, 2001*                   8,658            $ 35           $   -         $ 45,701         $ 45,736
                                         ============  ============== =============== ================  ===============


* unaudited
** Reflects stock split effective September 28, 2001


                                      (5)

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows
                                                                    Nine Months Ended           Nine Months Ended
                                                                      Sept. 30, 2001*             Sept. 30, 2000
                                                                    -----------------           -----------------
                                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                             $ 10,915                     $ 9,782
                                                                            --------                     -------

     Adjustments to reconcile net income to net
     cash provided by operating activities-
          Depreciation and  Amortization                                       3,129                       2,502

          Change in assets and liabilities:
                  (Increase) decrease in:

                  Accounts Receivable                                          2,062                      (8,138)
                  Inventories                                                  1,732                      (1,114)
                  Prepaid Expenses                                                20                        (413)



                  Accounts Payable                                            (5,134)                        599
                  Accrued Liabilities                                          1,836                       4,956
                                                                            --------                     -------
                              Total Adjustments                                3,645                      (1,608)
                                                                            --------                     -------

            Net cash provided by (used in)
                  Operating Activities                                        14,560                       8,174
                                                                            --------                     -------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                                   (7,539)                     (8,830)
                                                                            --------                     -------


CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing under Revolving Credit Agreement                             48,993                      50,370

       Payments under Revolving Credit Agreement                             (53,043)                    (44,010)

       Changes in long-term debt                                                (769)                      2,524

       Exercise of Stock Options                                                 586                         397

       Repurchase of Common Stock                                             (2,777)                     (8,620)
                                                                            --------                     -------
               Net cash provided by (used in)
                     financing activities                                     (7,010)                        661
                                                                            --------                     -------

NET CHANGE IN CASH                                                                11                           5

CASH, beginning of period                                                         17                          25
                                                                            --------                     -------

CASH, end of period                                                         $     28                     $    30
                                                                            ========                     =======

* unaudited


                                      (6)

                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001


1.   BASIS OF PRESENTATION:
     ---------------------

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

2.   INVENTORIES:
     -----------

Inventories at September 30, 2001 (unaudited), and December 31, 2000, consist of the following:

                                 September 30, 2001            December 31, 2000
                               --------------------          -------------------
  Raw Materials                          $7,612,000                   $9,701,000
  Work in Process                         2,343,000                    1,967,000
  Finished Goods                          3,453,000                    3,472,000
                                        -----------                  -----------
                                        $13,408,000                  $15,140,000
                                        ===========                  ===========

3.   LONG-TERM DEBT:
     --------------

Long-term debt at September 30, 2001 (unaudited), and December 31, 2000, consists of the following:

                                 September 30, 2001            December 31, 2000
                               --------------------          -------------------
  $15,150,000 bank line of
  credit with interest payable
  monthly at LIBOR plus 1.60%
  (5.18% at September 30, 2001)
  due July 31, 2002                     $ 2,867,000                  $ 6,917,000

  Three notes payable due in 84
  equal installments totaling
  $36,489, plus interest at 7.47%,
  and 7.52%, collateralized by
  machinery and equipment                 1,540,000                    6,796,000


                                      (7)

  One note payable due in 120
  equal installments of $18,067,
  plus interest at the commercial
  paper rate plus 1.55% (5.26%
  September 30, 2001), collateralized
  by machinery and equipment              1,987,000                          -0-

  One note payable due in 60 equal
  installments of $41,667 plus interest
  at LIBOR plus 1.20%, collateralized
  by machinery and equipment              2,500,000                          -0-
                                        -----------                  -----------
                                          8,894,000                   13,713,000

  Less:  Current Maturities               4,022,000                    7,860,000
                                        -----------                  -----------
                                        $ 4,872,000                  $ 5,853,000
                                        ===========                  ===========


4.   NEW ACCOUNTING PRONOUNCEMENTS:
     -----------------------------

In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments, and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company financial statements.

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, Statement No. 142, Goodwill and Other Intangible Assets and Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. There will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Management does not believe the adoption of Statement No. 142 will have a material impact on the financial conditions and results of operations. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.


                                      (8)

Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement No. 143 on its financial condition and results of operations.

In August, 2002, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes the previously issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of Statement No. 144 on its financial condition and results of operations.

5.   FOOTNOTES INCORPORATED BY REFERENCE:
     -----------------------------------

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


                                      (9)

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)      Exhibits - None.

          (b) Registrant filed one report on Form 8-K during the three-month period ended September 30, 2001, reporting its execution of the Seventh Amendment to Second Restated Revolving Credit Loan Agreement on September 4, 2001.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AAON, INC.



Dated:  November 6, 2001                     By:  /s/ Norman H. Asbjornson
                                                  -----------------------------
                                                      Norman H. Asbjornson
                                                           President



Dated:  November 6, 2001                     By:  /s/ Kathy I. Sheffield
                                                  -----------------------------
                                                      Kathy I. Sheffield
                                                          Treasurer


                                      (10)