Form 10-K
period 2001-12-31
AAON INC
filed 2002-03-19
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's voting stock held by non-affiliates computed by reference to the closing price of such stock on March 1, 2002, was approximately $155,716,000. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 1, 2002, Registrant had outstanding a total of 8,780,142 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held June 4, 2002, are incorporated into Part III.


                                      Page

                                TABLE OF CONTENTS

                                                                           Page
Item Number and Caption                                                   Number

PART I
1.       Business.                                                           1

2.       Properties.                                                         5

3.       Legal Proceedings.                                                  5

4.       Submission of Matters to a Vote of Security Holders.                5


PART II

5.       Market for Registrant's Common Equity and Related
           Stockholder Matters.                                              6

6.       Selected Financial Data.                                            7

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                        8

7A.      Quantitative and Qualitative Disclosures About Market Risk.        11

8.       Financial Statements and Supplementary Data.                       11

9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                        11


PART III

10.   Directors and Executive Officers of Registrant.                       12

11.   Executive Compensation.                                               12

12.   Security Ownership of Certain Beneficial Owners and Management.       12

13.   Certain Relationships and Related Transactions.                       12


PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.      13

                                      Page

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

Products and Markets

The Company engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, air-conditioning coils and air handling and condensing units. Its products serve the commercial and industrial new construction and replacement markets. To date virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for only 2% of its sales in 2001.

The rooftop and condenser markets consist of units installed on commercial or industrial structures of generally less than 10 stories in height. Air handling units and coils are applicable to all sizes of commercial and industrial buildings. Coil sales are also made to other air-conditioning unit manufacturers.

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

Based on its 2001 level of sales, approximately $157 million, the Company has a 12% share of the rooftop market and a 1% share of the coil market. Approximately 60% of the Company's sales now come from new construction and 40% from renovation/replacements. The percentage of sales for new construction vs. replacement to particular customers is related to their stage of development. In the case of Wal-Mart, Target and Home Depot, due to their growth posture, the Company's sales to these major customers was approximately 80% for new construction and 20% replacement. Sales of air handling and condensing units in 2001 amounted to approximately $2.9 million.

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

The Company currently has four groups of rooftop products: its RK Series, which is offered in 18 cooling sizes ranging from 3 to 60 tons; its RF Series, which is offered in nine cooling sizes ranging from 40 to 130 tons; its RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons, which will replace the RF Series during 2002; and its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in nine sizes ranging from 4 to 50 tons. The Company's heat recovery option applicable to its RK and RF units (which responds to the U.S. Clean Air Act mandate to increase fresh air in commercial structures and increases the capacity of these units by up to 50% with no additional energy cost) has gained significant customer acceptance.

The Company's products are designed to compete on the high side of standardized, packaged rooftop products. Accordingly, its prices range from $300 to $550 per ton of cooling, which is approximately 4%, on average, higher than other standardized products. Performance characteristics of these products range in cooling capacity from 32,900-2,676,000 BTU's and in heating capacity from 69,000-3,990,000 BTU's. All of the Company's rooftop products meet the Department of Energy's efficiency standards, which are designed to set the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which would involve multiple units.

The Company has developed a prototype wall-hung heating and air-conditioning unit which it plans to market for commercial buildings requiring a product designed for small space(s). Pilot production and testing of this product has begun, but sales in 2001 were not significant. In December 2001, the Company began marketing commercial water chillers. The development of these products did not require a material investment, but could produce material results.

Major Customers

The Company's largest customers last year were Wal-Mart Stores, Inc., Home Depot, Inc., and Target Stores, Inc. Sales to Wal-Mart, Target and Home Depot were 14%, 11% and 10% of total sales, respectively, in 2001 compared to 19%, 9% and 10%, respectively, in 2000. The Company has no written contract with these customers.

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

                                      (2)

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

Research and Development

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. Ongoing work involves the HA Series, component evaluation and refinement, development of control systems and new product development. This work will cost approximately $600,000 per year and is budgeted as a normal, recurring expense.

                                      (3)

Backlog

The Company had a current backlog as of March 1, 2002, of $28,800,000, compared to $34,360,000 at March 1, 2001. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2002; however, the orders are subject to cancellation by the customers.

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

Employees

As of March 1, 2002, the Company had 931 employees and 127 temporaries, none of whom are represented by unions. Management considers its relations with its employees to be good.

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

                                      (4)

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

The original facility's manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and NC punching equipment. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $12.3 million per month in 2001, which is 60% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2001, through December 31, 2001.

                                      (5)

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of sales prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc. (adjusted for the 3-for-2 stock split on September 28, 2001), was as follows:


     Quarter Ended                             High Bid        Low Bid
     -------------                             --------        -------
     March 31, 2000                            $ 12.71         $  9.00
     June 30, 2000                             $ 18.50         $ 11.50
     September 30, 2000                        $ 17.25         $ 14.75
     December 31, 2000                         $ 17.00         $ 11.54

     March 31, 2001                            $ 16.58         $ 12.33
     June 30, 2001                             $ 18.50         $ 11.17
     September 30, 2001                        $ 21.33         $ 16.87
     December 31, 2001                         $ 24.47         $ 16.00


On March 1, 2002, there were 1,034 holders of record, and 3,134 beneficial owners, of the Company's Common Stock.

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

                                                                           Years Ended December 31,
                                      ---------------------------------------------------------------------------------
Results of Operations:                      2001              2000            1999            1998              1997
----------------------                  -----------         --------      -----------     -----------        ----------
                                                          (In thousands, except earnings per share)
Net sales                               $   157,252      $   154,982      $   131,947     $   109,624        $  81,676
Net income                              $    14,156      $    12,794      $     9,697     $     5,230        $   3,022
Basic earnings per share                $      1.63      $      1.46      $      1.04     $       .56        $     .33
Diluted earnings per share              $      1.56      $      1.38      $      1.00     $       .55        $     .32
Weighted average shares outstanding:
     Basic                                    8,661            8,793            9,362           9,303            9,239
     Diluted                                  9,094            9,264            9,690           9,578            9,455

                                                                                 December 31,
                                      ---------------------------------------------------------------------------------
Balance Sheet Data:                         2001             2000              1999           1998              1997
-------------------                     -----------      -----------        ---------     -----------        ----------
                                                                          (In thousands)
Total assets                            $    76,295      $    76,818       $   58,656     $    50,506        $  42,810
Long-term debt                          $       985      $     5,853       $    6,630     $    10,980        $  12,857
Stockholders' equity                    $    50,041      $    37,012       $   33,618     $    24,411        $  18,873

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options, as determined by applying the treasury stock method. Effective September 28, 2001, the Company completed a three-for-two stock split. The shares outstanding and earnings per share disclosures have been restated to reflect the stock split.

                                      (7)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AAON, Inc., engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, air conditioning coils and air handling and condensing units. AAON's primary products are its RK, RF and RL (which was designed to replace the RF) series units and the Company also began producing water chillers in late 2001. Future revenues will also come from the introduction of an expanded air-handler product.

AAON sells its products to property owners and contractors through its internal sales force and a network of manufacturers' representatives. The demand for AAON's products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6-18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, the Company emphasizes the replacement market.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. The major component costs include compressors, electric motors and electronic controls.

Selling, general and administrative costs include the Company's internal sales force, warranty costs, profit sharing and administrative expenses. Warranty expense is estimated based on historical trends and other factors. The Company's warranty period is generally one year from the date of first use or 15 months from date of shipment; however, compressors (if applicable) carry an additional four-year warranty and gas-fired heat exchangers (if applicable) have a 15-year warranty.

In late 1997, the Company began receiving additional machinery to allow for continued expansion of its production. At the end of 1997, the Company bought a 40-acre tract of land across the street from its original plant, containing 457,000 sq. ft. of manufacturing/warehouse space and a 22,000 sq. ft. office building (the "expansion facility"). In 1999 an expansion of slightly over 90,000 sq. ft. was begun on the Longview, Texas, facility, which was completed in 2000. During 2001 the Company began producing its new, larger tonnage RL series units in 100,000 sq. ft. of the expansion facility. Throughout this time period, machinery was added in both the Tulsa and Longview facilities, which allowed the Company to increase sales by 93% from 1997 to 2000. In addition, these facilities have allowed the Company to install assembly areas specifically designed for a particular product, thus improving assembly labor. The new machinery additions have permitted better utilization of manufacturing personnel. Also during this period, the Company invested heavily in creating new computer software to improve its operations. These improvements and expansions contributed to the increase in margins from 16.0% in 1997 to 24.7% in 2001.

                                      (8)

Set forth below is income statement information with respect to the Company for years 2001, 2000 and 1999:

                                                                        Years ended December 31,
                                                                  2001            2000             1999
                                                                  ----            ----             ----
                                                                            (In Thousands)
      Net sales                                               $157,252        $154,982         $131,947
      Cost of sales                                            118,399         120,233          101,229
                                                               -------         -------          -------
      Gross profit                                              38,853          34,749           30,718

      Selling, general and administrative expenses              16,011          13,922           14,741
                                                               -------         -------          -------
      Income from operations                                    22,842          20,827           15,977

      Interest expense                                             892             904              574
      Other income                                                 536             436              238
                                                               -------         -------          -------
      Income before income taxes                                22,486          20,359           15,641

      Income tax provision                                       8,330           7,565            5,944
                                                               -------         -------          -------
      Net income                                              $ 14,156        $ 12,794         $  9,697
                                                               =======         =======          =======

Results of Operations

Net sales increased approximately 1.5% in 2001 as compared to 2000, and 2000 sales were 17.5% greater than in 1999. Sales for the first three quarters of 2001 were 5.6 % greater than sales for the same period in 2000. Following the events of September 11, the Company experienced a period of minimal sales activity and many orders were delayed by the Company's customers. Accordingly, sales for the fourth quarter of 2001 decreased 11% compared to the same period in 2000. The increase in sales in 2000 compared to 1999 was attributable to increased sales to the Company's entire customer base. Sales to existing customers accounted for 90% of the Company's business in 2001, with 10% coming from new business.

Gross profit in 2001 increased to 24.7% compared to 22.4% in 2000 and 23.3% in 1999. Material cost as a percent of sales decreased to 49.9% in 2001 compared to 53.4% in 2000. Direct labor as a percent of sales decreased to 4.6% in 2001 compared to 6.8% in 2000. Material and direct labor as a percent of sales improved due to efficiencies being realized from the higher plant utilization and a more stable work force which allowed the Company to reduce the amount of overtime incurred. The more stable work force has also allowed the Company to realize better overall labor efficiencies. The decrease in margins in 2000 compared to 1999 was primarily attributable to higher material costs that could not be recovered through higher selling prices.

Selling, general and administrative expenses increased to $16.0 million, or 10.0% of sales, in 2001 from $13.9 million, or 9.0% of sales, in 2000. The increase is primarily due to higher warranty costs related to the introduction of new products both within existing and new product lines. Selling, general and administrative expense decreased in 2000 from $14.7 million, or 11.2% of sales, in 1999. The decrease was primarily due to lower warranty costs and lower professional fees.

Other income is primarily attributable to rental income from the Company's "expansion facility."

Interest expense was $.9 million, $.9 million and $.6 million in 2001, 2000 and 1999, respectively. The increase in 2001 and 2000 compared to 1999 primarily relates to borrowings for the purchase of equipment and facilities described above.

The income tax provisions in 2001, 2000 and 1999 were 37%, 37% and 38%, respectively.

                                      (9)

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142) and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144).

Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of Statement 142. Adoption of Statement 141 and 142 had no material impact on the Company's results of operations or financial condition.

Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statement 144 retains the requirement to report discontinued operations separately and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The Company is currently assessing the impact of Statements 143 and 144 on its financial condition and results of operations.

Financial Condition and Liquidity

Cash flows from operations were $23.9 million, $14.0 million and $12.0 million in 2001, 2000 and 1999, respectively. Cash flows from operations in 2001 consisted of net income of $14.2 million, depreciation of $4.4 million and working capital and other changes of $5.3 million. Working capital changes were primarily due to decreases in accounts receivable and inventories of $4.6 million and $1.8 million, respectively, at December 31, 2001, compared to year-end 2000. Additionally, accounts payable and accrued liabilities decreased $1.6 million at December 31, 2001 from December 31, 2000.

Cash flows used in investing activities were $8.8 million, $10.7 million and $6.6 million, in 2001, 2000 and 1999, respectively. Cash flows used in investing activities in 2001 primarily related to capital expenditures for additional machinery and refurbishments made to the Company's manufacturing facilities.

Cash flows used in financing activities were $14.0 million, $3.3 million and $5.3 million in 2001, 2000 and 1999, respectively. Cash flows used in financing activities in 2001 primarily related to net debt payments of $11.8 million and stock repurchases of $2.8 million, net of $.6 million from stock option exercises. The Company's total outstanding debt at December 31, 2001 was $1.9 million compared to $13.7 million at December 31, 2000.

The Company's revolving credit line (which currently extends to July 31, 2002) provides for maximum borrowings of $15.15 million. Interest on this line is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. Borrowings available under the revolving credit line at December 31, 2001 were $14.7 million.

Future cash flows are expected to be used to fund possible acquisitions and/or additional stock repurchases or will be retained for general working capital purposes.

                                      (10)

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

Forward-Looking Statements

This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans" "believes", "seeks", "estimates", "will", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in material prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in interest rates regarding its total variable rate debt of $446,000. A hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flows.

Foreign sales accounted for only 2% of the Company's sales in 2001 and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to any foreign currency exchange rate risk.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its major suppliers on a term basis from six months to three years.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included at page 17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                      (11)

PART III

Item 10.   Directors and Executive Officers of Registrant.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.


Item 11.   Executive Compensation.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.


Item 13.   Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.

                                      (12)

PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  1. Financial statements.
                    See Index to Consolidated Financial Statements on page 16.

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

              (iii) Incorporated herein by reference to the Company's Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

               (iv) Incorporated by reference to exhibit to the Company's Form
                    8-K dated September 25, 1996.

               (v) Incorporated herein by reference to exhibits to the Company's Forms 8-K dated September 26, 1997, March 9, 1999, and March 17, 2000, January 18, 2001, and September 24, 2001.

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

                                      (13)

             (viii) Incorporated herein by reference to exhibit to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         (b) The Company did not file any reports on Form 8-K during the period from October 1, 2001, to December 31, 2001.


                                      (14)

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   AAON, INC.


Dated:  March 15, 2002                  By:   /s/ Norman H. Asbjornson
                                            ------------------------------------
                                              Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 15, 2002                        /s/ Norman H. Asbjornson
                                            ------------------------------------
                                                  Norman H. Asbjornson
                                                 President and Director
                                              (principal executive officer)


Dated:  March 15, 2002                        /s/ Kathy I. Sheffield
                                            ------------------------------------
                                                  Kathy I. Sheffield
                                                       Treasurer
                                              (principal financial officer
                                            and principal accounting officer)


Dated:  March 15, 2002                        /s/ John B. Johnson, Jr.
                                            ------------------------------------
                                                  John B. Johnson, Jr.
                                                        Director


Dated:  March 15, 2002                        /s/ Thomas E. Naugle
                                            ------------------------------------
                                                  Thomas E. Naugle
                                                        Director


Dated:  March 15, 2002                        /s/ Jerry E. Ryan
                                            ------------------------------------
                                                  Jerry E. Ryan
                                                        Director
                                      (15)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   17

Consolidated Balance Sheets                                                18

Consolidated Statements of Operations                                      19

Consolidated Statements of Stockholders' Equity                            20

Consolidated Statements of Cash Flows                                      21

Notes to Consolidated Financial Statements                                 22

                                      (16)

Report of Independent Public Accountants


To the Stockholders of AAON, Inc.:

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                        ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
February 6, 2002

                                      (17)

AAON, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                                DECEMBER 31,
                                                                ------------
                                                             2001          2000
                                                          --------      --------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                              $  1,123      $     17
   Accounts receivable, net                                 23,392        28,247
   Inventories, net                                         13,471        15,140
   Prepaid expenses and other                                  220           245
   Deferred tax asset                                        4,067         3,709
                                                          --------      --------
         Total current assets                               42,273        47,358
                                                          --------      --------

PROPERTY, PLANT AND EQUIPMENT, net                          34,022        29,460
                                                          --------      --------
         Total assets                                     $ 76,295      $ 76,818
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                       $  8,005      $ 11,691
   Accrued liabilities                                      13,496        12,351
   Current maturities of long-term debt                        884         7,860
                                                          --------      --------
         Total current liabilities                          22,385        31,902
                                                          --------      --------

DEFERRED TAX LIABILITY                                       2,884         2,051
                                                          --------      --------

LONG-TERM DEBT                                                 985         5,853
                                                          --------      --------

CONTINGENCIES

STOCKHOLDERS' EQUITY, per accompanying statements:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                -             -
   Common stock, $.004 par value, 50,000,000 shares
     authorized, 8,666,207 and 8,644,611 issued at
     December 31, 2001 and 2000, respectively                   35            35
   Additional paid-in capital                                1,063             -
   Retained earnings                                        48,943        36,977
                                                          --------      --------
         Total stockholders' equity                         50,041        37,012
                                                          --------      --------
         Total liabilities and stockholders' equity       $ 76,295      $ 76,818
                                                          ========      ========

The accompanying notes are an integral part of these consolidated balance sheets.

                                      (18)

AAON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                         2001            2000             1999
                                                   -----------      ----------       ----------
NET SALES                                           $  157,252      $  154,982       $  131,947

COST OF SALES                                          118,399         120,233          101,229
                                                    ----------      ----------       ----------
         GROSS PROFIT                                   38,853          34,749           30,718

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            16,011          13,922           14,741
                                                    ----------      ----------       ----------
         INCOME FROM OPERATIONS                         22,842          20,827           15,977

INTEREST EXPENSE                                           892             904              574

OTHER INCOME                                               536             436              238
                                                    ----------      ----------       ----------
         INCOME BEFORE INCOME TAXES                     22,486          20,359           15,641

INCOME TAX PROVISION                                     8,330           7,565            5,944
                                                    ----------      ----------       ----------
         NET INCOME                                 $   14,156      $   12,794       $    9,697
                                                    ==========      ==========       ==========

EARNINGS PER SHARE:
   Basic                                            $     1.63      $     1.46       $     1.04
                                                    ==========      ==========       ==========
   Diluted                                          $     1.56      $     1.38       $     1.00
                                                    ==========      ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                 8,661           8,793            9,362
                                                    ==========      ==========       ==========
   Diluted                                               9,094           9,264            9,690
                                                    ==========      ==========       ==========

The accompanying notes are an integral part of these consolidated statements.

                                      (19)

AAON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                           Common Stock
                                                       -------------------        Paid-in     Retained
                                                       Shares       Amount        Capital     Earnings         Total
                                                       ------       ------        -------     --------         -----
BALANCE, JANUARY 1, 1999                                9,329        $  37       $  8,212    $  16,162     $  24,411

NET INCOME                                                  -            -              -        9,697         9,697

STOCK OPTIONS EXERCISED, INCLUDING TAX BENEFITS            72            -            308            -           308

STOCK RETIRED                                             (92)           -           (798)           -          (798)
                                                       ------        -----       --------    ---------     ---------
BALANCE, DECEMBER 31, 1999                              9,309           37          7,722       25,859        33,618

NET INCOME                                                  -            -              -       12,794        12,794

STOCK OPTIONS EXERCISED, INCLUDING TAX BENEFITS           192            1            969        -               970

STOCK REPURCHASED AND RETIRED                            (856)          (3)        (8,691)      (1,676)      (10,370)
                                                       ------        -----       --------    ---------     ---------
BALANCE, DECEMBER 31, 2000                              8,645           35              -       36,977        37,012

NET INCOME                                                  -            -              -       14,156        14,156

STOCK OPTIONS EXERCISED, INCLUDING TAX BENEFITS           178            1          1,634            -         1,635

STOCK ISSUED TO EMPLOYEES                                   1            -             25            -            25

STOCK REPURCHASED AND RETIRED                            (158)          (1)          (596)      (2,190)       (2,787)
                                                       ------        -----       --------    ---------     ---------
BALANCE, DECEMBER 31, 2001                              8,666        $  35       $  1,063    $  48,943     $  50,041
                                                       ======        =====       ========    =========     =========

The accompanying notes are an integral part of these consolidated statements.

                                      (20)

AAON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                            2001          2000           1999
                                                                       ----------    ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   14,156    $   12,794      $    9,697
                                                                       ----------    ----------      ----------
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation                                                         4,380         3,465           3,063
       Provision for losses on accounts receivable                            260           696             470
       Provision for excess and obsolete inventories                         (100)           50             550
       Gain on disposition of assets                                         (125)          (11)            (40)
       Deferred income taxes                                                  475          (127)           (220)
       Changes in assets and liabilities-
         Accounts receivable                                                4,595        (7,616)         (3,864)
         Inventories                                                        1,769        (3,324)           (256)
         Prepaid expenses and other                                            25           321            (325)
         Accounts payable                                                  (3,686)        2,646             567
         Accrued liabilities                                                2,130         5,146           2,311
                                                                       ----------    ----------      ----------
           Net cash provided by operating activities                       23,879        14,040          11,953
                                                                       ----------    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment                        200            11              40
   Capital expenditures                                                    (9,017)      (10,744)         (6,689)
                                                                       ----------    ----------      ----------
           Net cash used in investing activities                           (8,817)      (10,733)         (6,649)
                                                                       ----------    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                             56,290        68,219          60,875
   Payments under revolving credit agreement                              (62,761)      (66,092)        (62,975)
   Proceeds from long-term debt                                             2,500         5,048               -
   Payments on long-term debt                                              (7,873)         (530)         (2,569)
   Stock issued to employees                                                   25             -               -
   Stock options exercised                                                    650           410             163
   Repurchase of stock                                                     (2,787)      (10,370)           (798)
                                                                       ----------    ----------      ----------
           Net cash used in financing activities                          (13,956)       (3,315)         (5,304)
                                                                       ----------    ----------      ----------

NET INCREASE (DECREASE) IN CASH                                             1,106            (8)              -
                                                                       ----------    ----------      ----------

CASH AND CASH EQUIVALENTS, beginning of year                                   17            25              25
                                                                       ----------    ----------      ----------

CASH AND CASH EQUIVALENTS, end of year                                 $    1,123    $       17      $       25
                                                                       ==========    ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

                                      (21)

AAON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(Dollar amounts in thousands, except share and per share information)

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    --------------------------------------------------------

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

Revenue Recognition

The Company recognizes revenues from sales of products at the time of shipment. Amounts billed to customers for shipping and handling costs are also included in revenues, consistent with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

Business and Credit Concentrations

The Company's customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. At December 31, 2001, two customers represented approximately 14% and 11%, respectively, of accounts receivable. At December 31, 2000, one customer represented approximately 10% of total accounts receivable. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Sales to customers representing 10% or greater of total sales consist of the following:

                                              Years Ended December 31,
                                              ------------------------
                                           2001         2000        1999
                                           ----         ----        ----

         Home Depot                          10%          10%          *
         Wal-Mart Stores, Inc.               14%          19%         23%
         Target                              11%           *           *

         *Less than 10%


Cash and Cash Equivalents

Cash and cash equivalents consists of bank deposits and $1.1 million in highly liquid, interest bearing money market funds with initial maturities of three months or less.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

                                      (22)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Property, plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

                                                          Years

         Buildings                                        10-30
         Machinery and equipment                           3-15
         Furniture and fixtures                            2-5

Warranties

A provision is made for the estimated cost of warranty obligations at the time the related products are sold. Warranty expense was $5,792, $4,938 and $5,456 for the years ended December 31, 2001, 2000 and 1999, respectively.

Earnings Per Share

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined based on the assumed exercise of dilutive options, as determined by applying the treasury stock method. For the year ended December 31, 2001 and 2000, 22,500 and 5,000 options, respectively, were considered to be anti-dilutive. For the year ended December 31, 1999, all outstanding options were considered dilutive. A reconciliation of net income and weighted average shares (in thousands) used in computing basic and diluted earnings per share is as follows:

                                                      Year Ended
                                                  December 31, 2001
                                        -------------------------------------
                                                                    Per-Share
                                         Income        Shares         Amount

     Basic EPS                          $  14,156        8,661          $1.63
     Net additional shares issuable             -          433              -
                                        ---------      -------          -----

     Diluted EPS                        $  14,156        9,094          $1.56
                                        =========      =======          =====

                                                      Year Ended
                                                  December 31, 2000
                                        -------------------------------------
                                                                    Per-Share
                                         Income        Shares         Amount

     Basic EPS                          $  12,794        8,793          $1.46
     Net additional shares issuable         -              471              -
                                        ---------      -------          -----

     Diluted EPS                        $  12,794        9,264          $1.38
                                        =========      =======          =====


                                                      Year Ended
                                                  December 31, 1999
                                        -------------------------------------
                                                                     er-Share
                                         Income        Shares         Amount

     Basic EPS                          $   9,697        9,362          $1.04
     Net additional shares issuable         -              328              -
                                        ---------      -------          -----

     Diluted EPS                        $   9,697        9,690          $1.00
                                        =========      =======          =====

                                      (23)

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

Stock Split

Effective September 28, 2001, the Company completed a three-for-two stock split payable in the form of a 50% stock dividend. All stock and per share information for all periods presented have been adjusted to reflect the three-for-two stock split.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the 2001 presentation. Such reclassifications did not impact total assets or net income.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144).

Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of Statement 142. The adoption of Statement 141 and 142 had no material impact on the Company's results of operations or financial condition.

Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statement 144 retains the requirement to report discontinued operations separately and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The Company is currently assessing the impact of Statements 143 and 144 on its financial condition and results of operations.

                                      (24)

Details to Consolidated Balance Sheets
--------------------------------------
                                                               December 31,
                                                               ------------
                                                           2001           2000
                                                        --------       --------
ACCOUNTS RECEIVABLE:
   Accounts receivable                                  $ 24,252       $ 29,297
   Less- allowance for doubtful accounts                     860          1,050
                                                        --------       --------
         Total, net                                     $ 23,392       $ 28,247
                                                        ========       ========

                                                               December 31,
                                                               ------------
                                                           2001           2000
                                                        --------       --------
INVENTORIES:
   Raw materials                                        $ 10,376       $ 10,651
   Work in process                                         2,258          1,967
   Finished goods                                          1,687          3,472
                                                        --------       --------
                                                          14,321         16,090
   Less-allowance for excess and obsolete inventories        850            950
                                                        --------       --------
         Total, net                                     $ 13,471       $ 15,140
                                                        ========       ========

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                 $    874       $    885
   Buildings                                              16,893         16,594
   Machinery and equipment                                35,331         27,869
   Furniture and fixtures                                  3,197          3,175
                                                        --------       --------
                                                          56,295         48,523
   Less- accumulated depreciation                         22,273         19,063
                                                        --------       --------
         Total, net                                     $ 34,022       $ 29,460
                                                        ========       ========

ACCRUED LIABILITIES:
   Warranty                                             $  7,000       $  5,400
   Commissions                                             3,295          3,427
   Income taxes                                            1,048            933
   Workers' compensation                                     314            890
   Medical self-insurance                                    651            660
   Other                                                   1,188          1,041
                                                        --------       --------
         Total                                          $ 13,496       $ 12,351
                                                        ========       ========

                                                        Years Ended December 31,
                                                        ------------------------
                                                    2001           2000          1999
                                                 --------       --------      --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Balance, beginning of period                  $  1,050       $    850      $    410
   Provision for losses on accounts receivable        260            696           470
   Accounts receivable written off,
     net of recoveries                               (450)          (496)          (30)
                                                 --------       --------      --------
   Balance, end of period                        $    860       $  1,050      $    850
                                                 ========       ========      ========


                                                        Years Ended December 31,
                                                        ------------------------
                                                    2001           2000          1999
                                                 --------       --------      --------
ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORIES:
     Balance, beginning of period                $    950       $    900      $    350
     Provision for excess and obsolete
       inventories                                      -             50           550
     Adjustments to reserve                          (100)             -             -
                                                 --------       --------      --------
     Balance, end of period                      $    850       $    950      $    900
                                                 ========       ========      ========

                                      (25)

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Interest payments of $892, $889 and $561 were made during the years ended December 31, 2001, 2000 and 1999, respectively. Payments for income taxes of $6,754, $6,375 and $6,234 were made during the years ended December 31, 2001, 2000 and 1999, respectively.

3.  DEBT:
    -----
Long-term debt at December 31, consists of the following:

                                                            2001           2000
                                                          -------        -------

$15,150 unsecured bank line of credit, with interest
   payable monthly at LIBOR plus 1.60% (3.47% at
   December 31, 2001), due July 31, 2002.                 $   446        $ 6,917

Notes payable, due in monthly installments of $36,
   with interest ranging from 7.47% to 7.52% at
   December 31, 2001, collateralized by machinery and
   equipment.                                               1,423          6,796
                                                          -------        -------
                                                            1,869         13,713

Less- current maturities                                      884          7,860
                                                          -------        -------
     Total long-term debt                                 $   985        $ 5,853
                                                          =======        =======

Maturities of long-term debt for each of the years ended December 31 are as follows:

         2002                                  $   884
         2003                                      438
         2004                                      438
         2005                                      109
                                               -------
                                               $ 1,869

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

4.  INCOME TAXES:
    -------------

The Company accounts for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:

                                              Years Ended December 31,
                                       ------------------------------------
                                         2001           2000           1999
                                       ---------      --------       ------

         Current                       $  7,855       $  7,692       $  6,164
         Deferred                           475           (127)          (220)
                                       --------       --------       --------
                                       $  8,330       $  7,565       $  5,944
                                       ========       ========       ========

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                 Years Ended December 31,
                                             --------------------------------
                                             2001          2000          1999
                                             ----          ----          ----

         Federal statutory rate               35%          35%            35%
         State income taxes,
           net of federal benefit              4            4              4
         Employment credits                   (1)          (2)            (1)
         Other                                (1)           -              -
                                             ---          ---            ---
                                              37%          37%            38%
                                             ===          ===            ===

                                      (26)

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 are as follows:

                                                         2001          2000
                                                       -------       -------
       Deferred tax assets -
         Valuation reserves                            $   648       $   740
         Warranty accrual                                2,653         1,998
         Other accruals                                    746           958
         Other, net                                         20            13
                                                       -------       -------
                                                       $ 4,067       $ 3,709
                                                       =======       =======
       Deferred tax liabilities -
         Depreciation and amortization                 $ 2,884       $ 2,051
                                                       =======       =======

5.  BENEFIT PLANS:
    --------------

The Company maintains a stock option plan for key employees and directors and restricts 1,950,000 shares of common stock for issuance under the plan. Under the terms of this plan, the exercise price of shares granted will not be less than 85% of their fair market value at the date of the grant. The exercise price of all options granted was equal to the market price at the date of grant. Options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable for ten years. At December 31, 2001, 663,388 shares were available for granting future options. For the years ending December 31, 2001 and 2000, the Company reduced its income taxes payable by $985 and $559, respectively, as the result of nonqualified stock options exercised under the Company's stock option plan. The number and exercise price of options granted were as follows:

                                                                     Weighted
                                                                      Average
                                                    Number        Exercise Price
                                                  of Shares         Per Share
                                                  ---------       --------------
OUTSTANDING AT JANUARY 1, 1999                    1,108,313          $  3.77
  Granted                                           450,750             8.43
  Exercised                                         (71,363)            2.48
  Cancelled                                         (31,500)            5.25
                                               ------------          -------

OUTSTANDING AT DECEMBER 31, 1999                  1,456,200             5.25
  Granted                                             7,500            14.75
  Exercised                                        (192,075)            2.15
  Cancelled                                         (75,300)            7.50
                                               ------------          -------

OUTSTANDING AT DECEMBER 31, 2000                  1,196,325             5.66
  Granted                                           131,250            17.24
  Exercised                                        (177,875)            3.70
  Cancelled                                         (46,400)            8.19
                                               ------------          -------

OUTSTANDING AT DECEMBER 31, 2001                  1,103,300          $  7.52
                                               ============          =======

                                      (27)

The following is a summary of stock options outstanding as of December 31, 2001:

                                          Options Outstanding                                 Options Exercisable
                       ---------------------------------------------------------     ------------------------------------
                            Number              Weighted           Weighted               Number              Weighted
     Range of           Outstanding at           Average       Average Remaining      Exercisable at           Average
  Exercise Prices      December 31, 2001     Exercise Price    Contractual Life      December 31, 2001     Exercise Price
  ---------------      -----------------     --------------    -----------------     -----------------     --------------
       $.76                    41,250           $   .76               .2                    41,250            $  .76
     3.00-5.08                489,300              4.41              5.1                   390,571              4.30
     6.00-6.67                112,500              6.20              7.0                    60,000              6.15
     7.50-8.67                321,500              8.52              7.6                   136,850              8.46
    12.88-14.97                60,000             14.16              9.3                     1,500             14.75
    18.53-20.10                78,750             19.35              9.7                         -                 -
                            ---------           -------                                    -------            ------
                            1,103,300           $  7.52                                    630,171            $ 5.17
                            =========           =======                                    =======            ======

The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              2001           2000          1999
                                           --------        -------       -------
       Net income:
         As reported                       $ 14,156       $ 12,794       $ 9,697
         Pro forma                         $ 13,581       $ 12,229       $ 9,299

       Basic earnings per share:
         As reported                       $   1.63       $   1.46       $  1.04
         Pro forma                         $   1.57       $   1.39       $   .99

       Diluted earnings per share:
         As reported                       $   1.56       $   1.38       $  1.00
         Pro forma                         $   1.49       $   1.32       $   .96

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              2001           2000          1999
                                            -------        -------       -------

         Expected dividend yield                0%             0%            0%
         Expected volatility                45.38%         51.99%        54.33%
         Risk-free interest rate             5.04%          5.50%         6.09%
         Expected life                       8 yrs          8 yrs         8 yrs


The Company sponsors a defined contribution benefit plan. Employees can make contributions at a minimum of 1% and a maximum of 15% of compensation. The Company may, on a discretionary basis, contribute a Company matching contribution not to exceed 6% of compensation. The Company made matching contributions of $504, $493 and $329 in 2001, 2000 and 1999, respectively. The Company made additional discretionary contributions of $325, $1,308 and $1,150 in the form of Company stock during 2001, 2000 and 1999, respectively.

The Company maintains a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis. Profit sharing expense was $2,507, $2,277 and $1,735, for the years ended December 31, 2001, 2000 and 1999, respectively.

                                      (28)

6.  STOCKHOLDER RIGHTS PLAN:
    ------------------------

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

7.  CONTINGENCIES:
    --------------

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's financial position or on the results of operations.

8.  QUARTERLY RESULTS (Unaudited):
    ------------------------------

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                              Quarter Ended
                                              -------------
                             March 31      June 30    September 30   December 31
                             --------      -------    ------------   -----------
2001
----
Net sales                   $  39,435    $  41,520        $ 41,402      $ 34,895
Gross profit                   11,262       10,882           8,733         7,976
Net income                      3,576        3,816           3,523         3,241
Earnings per share:
   Basic                          .41          .44             .40           .37
   Diluted                        .39          .42             .38           .36

                                              Quarter Ended
                                              -------------
                             March 31      June 30    September 30   December 31
                             --------      -------    ------------   -----------
2000
----
Net sales                   $  35,465    $  39,388        $ 40,970      $ 39,159
Gross profit                    8,835        8,563           8,889         8,462
Net income                      3,045        3,328           3,409         3,012
Earnings per share:
   Basic                          .34          .38             .39           .35
   Diluted                        .33          .36             .37           .33

                                      (29)

                                   EXHIBIT 23


                    Consent of Independent Public Accountants



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-78520, 333-52824 and 333-23479)


                                                       ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
March 15, 2002

                                      (30)