Form 10-Q
period 2002-03-31
AAON INC
filed 2002-05-10
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 8,803,943 shares of $.004 par value Common Stock.


                                      Page

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.

                  On pages 5 through 10 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  AAON, Inc., engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, air conditioning coils and air handling and condensing units. AAON's primary products are its RK, RF and RL (which was designed to replace the RF) series units and the Company began producing water chillers in late 2001.

                  AAON sells its products to property owners and contractors through a network of manufacturers' representatives and its internal sales force. The demand for AAON's products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6-18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, the Company emphasizes the replacement market.

                  The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. The major component costs include compressors, electric motors and electronic controls.

                  Selling, general and administrative costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The Company's warranty period is generally one year from the date of first use or 15 months from date of shipment; however, compressors (if applicable) carry an additional four-year warranty and gas-fired heat exchangers (if applicable) have a 15-year warranty.

                  In late 1997, the Company began receiving additional machinery to allow for continued expansion of its production. At the end of 1997, the Company bought a 40-acre tract of land across the street from its original plant, containing 457,000 sq. ft. of manufacturing/warehouse space and a 22,000 sq. ft. office building (the "expansion facility"). In 1999 an enlargement of slightly over 90,000 sq. ft. was begun on the Longview, Texas, facility, which was completed in 2000. During 2001 the Company began producing its new, larger tonnage RL series units in 100,000 sq. ft. of the expansion facility. Throughout this time period, machinery was added in both the Tulsa and Longview facilities, which allowed the Company to increase sales by 93% from 1997 to 2000. In addition, these facilities have allowed the Company to install assembly areas specifically designed for a particular product, thus improving assembly labor. The new machinery additions have permitted better utilization of manufacturing personnel. Also during this period, the Company invested heavily in creating new computer software to improve its operations. These improvements and expansions contributed to the increase in margins from 16.0% in 1997 to 24.7% in 2001.


                                      (1)

                  Set forth below is income statement information with respect to the Company for the quarters ended March 31, 2002, and 2001:

                                                    Quarter ended March 31,
                                                     2002             2001
                                                 -------------    ------------
                                                         (in thousands)

         Net sales                                   $ 35,990        $ 39,435
         Cost of sales                                 26,373          28,173
                                                     --------        --------

         Gross profit                                   9,617          11,262

         Selling, general and
          administrative expenses                       3,936           5,350
                                                     --------        --------

         Income from operations                         5,681           5,912
         Interest expense                                   3             296
         Other (income) expense                           (63)           (100)
                                                     --------        --------

         Income before income taxes                     5,741           5,716

         Income tax provision                           2,094           2,140
                                                     --------        --------
         Net income                                  $  3,647        $  3,576
                                                     ========        ========

                  Results of Operations. Net sales decreased by $3,445,000, down 8.7% from $39,435,000 to $35,990,000 during the three-month period ended March 31, 2002, compared to the same period in 2001. Sales to existing customers in the first quarter of 2002 accounted for 85% of the Company's business, with the balance coming from new business. The decrease in sales in 2002 resulted from a continuation of a slowdown in the construction market and overall economic conditions.

                  Gross profit decreased 1.9% in the first three months of 2002 to 26.7% compared to 28.6% in the same period in 2001. The decrease in margins resulted from lower plant utilization attributable to the 8.7% decrease in sales noted above.

                  SG&A expenses decreased $1,414,000 (26.4%) from $5,350,000 during the three months ended March 31, 2001, compared to $3,936,000 for the same period in 2002, due primarily to improved warranty costs in 2002. Warranty costs in 2001 were affected by the introduction of new products both within existing and new product lines.

                  Financial Condition and Liquidity. Cash and cash equivalents increased from $1,123,000 at December 31, 2001, to $10,653,000 at March 31, 2002. These funds and subsequent cash flows will be retained for general working capital purposes and future business opportunities.

                  Accounts receivable decreased by $832,000 at March 31, 2002, compared to December 31, 2001, due to increased collection efforts.


                                      (2)

                  Property, plant and equipment increased $322,000 at March 31, 2002, reflecting primarily additions to machinery and equipment and building renovations. All capital expenditures in the first three months of 2002 were financed out of cash flow.

                  Accounts payable and accrued liabilities were up $2,137,000 due primarily to an increase in income taxes payable and the timing of payments to vendors.

                  Management believes the Company's bank revolving credit facility (or comparable financing), term loans and projected cash flow from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's long-term debt at March 31, 2002, see
Note 3 to the financial Statements on pages 9 and 10 of this report.

Forward-Looking Statements

                  This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "believes," "seeks," "estimates," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in material prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.


Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

                  While the Company is exposed to changes in interest rates regarding its total debt of $3,992,000, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

                  Foreign sales account for less than 2% of the Company's total sales and the Company accepts payment for such sales only in U.S. dollars; hence the Company is not exposed by any foreign currency exchange rate risk.

                  Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its major suppliers on a term basis from six months to three years.


                                      (3)

Item 5.           Other Events.

                  On April 24, 2002, the Company declared a 3-for-2 stock split to be paid in the form of a 50% stock dividend on June 4, 2002, to stockholders of record at the close of business on May 17, 2002.


                                      (4)

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                              March 31, 2002*           December 31, 2001
                                              --------------            -----------------
                                                 (In Thousands, except per share data)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                      $ 10,653                     $  1,123
     Accounts receivable                              22,560                       23,392
     Inventories                                      14,069                       13,471
     Prepaid expenses                                    431                          220
     Deferred income tax                               4,067                        4,067
                                                  -----------                  -----------

     Total current assets                             51,780                       42,273
                                                  -----------                  -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                874                          874
     Buildings                                        16,965                       16,893
     Machinery and equipment                          35,572                       35,331
     Furniture and fixtures                            3,206                        3,197
                                                  -----------                  -----------

     Total property, plant & equipment                56,617                       56,295
     Less:  accumulated depreciation                  23,476                       22,273
                                                  -----------                  -----------

     Net property, plant & equipment                  33,141                       34,022
                                                  -----------                  -----------

     Total Assets                                   $ 84,921                     $ 76,295
                                                  ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                               $  7,005                     $  8,005
     Accrued liabilities                              16,633                       13,496
     Current maturities of long-term debt              3,142                          884
                                                  -----------                  -----------

     Total current liabilities                        26,780                       22,385
                                                  -----------                  -----------

DEFFERED TAX LIABILITY                                 2,884                        2,884
                                                  -----------                  -----------

LONG-TERM DEBT                                           850                          985
                                                  -----------                  -----------

STOCKHOLDERS' EQUITY
  **Common stock, $.004 par, 50,000,000                   35                           35
    shares authorized, 8,796,743 and
    8,666,207 issued and outstanding
    at March 31, 2002 and December 31,2001,
    respectively

    Preferred stock, 5,000,000 shares
    authorized, no shares issued

    Additional paid-in-capital                         1,782                        1,063
    Retained earnings                                 52,590                       48,943
                                                  -----------                  -----------

     Total stockholders' equity                       54,407                       50,041
                                                  -----------                  -----------

     Total Liabilities and Stockholders' Equity     $ 84,921                     $ 76,295
                                                  ===========                  ===========

 * Unaudited
** Reflects stock split effective September 28, 2001


                                      (5)

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                                       Three Months Ended

                                           March 31, 2002*             March 31, 2001*
                                           --------------              --------------
                                              (In Thousands, except per share data)
Sales,  net                                      $ 35,990                    $ 39,435

Cost of sales                                      26,373                      28,173
                                              ------------                ------------

     Gross profit                                   9,617                      11,262

Selling, general and
    administrative expenses                         3,936                       5,350
                                              ------------                ------------

     Income from operations                         5,681                       5,912

Interest expense                                        3                         296

Other (income) expense                                (63)                       (100)
                                              ------------                ------------

Income before income taxes                          5,741                       5,716

Income tax provision                                2,094                       2,140
                                              ------------                ------------

     Net Income                                  $  3,647                    $  3,576
                                              ============                ============

**Earnings Per Share:
   Basic                                         $   0.42                    $   0.41
                                              ============                ============
   Diluted                                       $   0.40                    $   0.39
                                              ============                ============

**Weighted Average Shares Outstanding:
   Basic                                        8,729,769                   8,627,660
                                              ============                ============
   Diluted                                      9,126,561                   9,064,913
                                              ============                ============

 * Unaudited
** Reflects stock split effective September 28, 2001


                                      (6)

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                  Common Stock                   Paid In            Retained
                                              Shares**        Amount             Capital            Earnings            Total
                                              ------          ------             -------            --------            -----
                                                                             (In Thousands)
Balance, December 31, 2001                     8,666            $ 35             $ 1,063            $ 48,943         $ 50,041

Exercise of Common Stock*                        131                                 719                                  719

Repurchase of Common Stock*                                                                                                 0

Net Income*                                                                                         $  3,647         $  3,647
                                         ------------  --------------  ------------------  ------------------  ---------------

Balance, March 31, 2002*                       8,797            $ 35             $ 1,782            $ 52,590         $ 54,407
                                         ============  ==============  ==================  ==================  ===============

 * Unaudited
** Reflects stock split effective September 28, 2001



                                      (7)

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows

                                                        Three Months Ended              Three Months Ended

                                                          March 31, 2002*                 March 31, 2001*
                                                          --------------                  --------------
                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                 $  3,647                        $  3,576
                                                              -----------                     -----------

     Adjustments to reconcile net income to net
     cash provided by operating activities-
          Depreciation and  amortization                           1,203                             929

          Change in assets and liabilities:
                  (Increase) decrease in:

                  Accounts receivable                                832                          (1,639)
                  Inventories                                       (598)                         (2,107)
                  Prepaid expenses                                  (211)                           (498)


                  Accounts payable                                (1,000)                         (3,598)
                  Accrued liabilities                              3,137                           4,698
                                                              -----------                     -----------

                              Total adjustments                    3,363                          (2,215)
                                                              -----------                     -----------

            Net cash provided by (used in)
                  operating activities                             7,010                           1,361
                                                              -----------                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                         (322)                         (4,117)
                                                              -----------                     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing under revolving credit agreement                  8,840                          19,375

       Payments under revolving credit agreement                  (6,582)                        (16,043)

       Changes in long-term debt                                    (135)                           (261)

       Exercise of stock options                                     719                              73

       Repurchase of common stock                                      -                            (390)
                                                              -----------                     -----------

               Net cash provided by (used in)
                     financing activities                          2,842                           2,754
                                                              -----------                     -----------

NET CHANGE IN CASH                                                 9,530                              (2)

CASH AND CASH EQUIVALENTS, beginning of period                     1,123                              17
                                                              -----------                     -----------

CASH AND CASH EQUIVALENTS, end of period                        $ 10,653                            $ 15
                                                              ===========                     ===========

* Unaudited


                                      (8)

                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2002


1.       BASIS OF PRESENTATION:
         ---------------------
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2001, filed by AAON, Inc. with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. These reclassifications had no impact on net income. However, management believes that no adjustments to the financial statements are necessary.

Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and $10.5 million in highly liquid, interest-bearing money market funds with initial maturities of three months or less.

2.       INVENTORIES:
         -----------
Inventories at March 31, 2002 (unaudited), and December 31, 2001, consist of the following:

                                    March 31, 2002           December 31, 2001
                                -------------------         ------------------

      Raw Materials                    $ 9,493,000                $11,226,000
      Work in Process                    2,631,000                  2,258,000
      Finished Goods                     1,945,000                  1,687,000
                                      ------------                -----------
                                       $14,069,000                $13,471,000
                                       ===========                ===========

3.       LONG-TERM DEBT:
         --------------
Long-term debt at March 31, 2002 (unaudited), and December 31, 2001, consists of the following:

                                               March 31,           December 31,
                                                 2002                 2001
                                           ----------------     ----------------

      $15,150,000 bank line of credit
      with interest payable monthly at
      LIBOR plus 1.60% (3.47% at
      March 31, 2002) due July 31, 2002        $ 2,704,000          $   446,000


      Three notes payable due in 84
      equal installments totaling $36,489,
      plus interest at 7.47%, and 7.52%,
      collateralized by machinery and
      equipment                                  1,288,000            1,423,000
                                              -------------        ------------
                                                 3,992,000            1,869,000
         Less:  Current Maturities               3,142,000              884,000
                                              -------------        ------------
                                               $   850,000          $   985,000
                                              =============        ============


                                      (9)

         The bank line of credit has a one year maturity date of July 31, 2002.

4.       NEW ACCOUNTING PRONOUNCEMENTS:
         -----------------------------
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal for Long-Lived Assets" (Statement 144).

Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The adoption of Statements 141 and 142 had no material impact on the Company's results of operations or financial condition.

Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statement 144 retains the requirement to report discontinued operations separately and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The Company is currently assessing the impact of Statements 143 and 144 on its financial condition and results of operations.

5.       FOOTNOTES INCORPORATED BY REFERENCE:
         -----------------------------------
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 2001, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

     Note                            Description
     ====       =========================================================
       1        Business and Summary of Significant Accounting Policies
       4        Income Taxes
       5        Benefit Plans
       6        Shareholder Rights Plan
       7        Contingencies


                                      (10)

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) Registrant did not file any reports on Form 8-K during the three-month period ended March 31, 2002.


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AAON, INC.



Dated:  May 9, 2002                      By:  /s/ Norman H. Asbjornson
                                              -----------------------------
                                                  Norman H. Asbjornson
                                                       President



Dated:  May 9, 2002                      By:  /s/ Kathy I. Sheffield
                                              -----------------------------
                                                  Kathy I. Sheffield
                                                      Treasurer


                                      (11)