Form 10-Q
period 2002-06-30
AAON INC
filed 2002-08-13
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 13,216,834 shares of $.004 par value Common Stock.


                                      (1)

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         On pages 6 through 12 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         AAON, Inc. engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, air conditioning coils, and air handling and condensing units. AAON's primary products are its RK, RF, and RL (which was designed to replace the RF) series units, and the Company began producing water chillers in late 2001. In the second quarter of 2002, the new, highly energy-efficient RM was introduced to replace the RK. In 2002, AAON also introduced an expanded air-handler product.

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

         Selling, general, and administrative costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The Company's warranty period is generally one year from the date of first use or 15 months from date of shipment; however, compressors (if applicable) carry an additional four-year warranty and gas-fired heat exchangers (if applicable) have a 15-year warranty.

         In late 1997, the Company began receiving additional machinery to allow for continued expansion of its production. At the end of 1997, the Company bought a 40-acre tract of land across the street from its original plant, containing 457,000 sq. ft. of manufacturing/warehouse space and a 22,000 sq. ft. office building (the "expansion facility"). In 1999 an enlargement of slightly over 90,000 sq. ft. was begun on the Longview, Texas, facility, which was completed in 2000. During 2001 the Company began producing its new, larger tonnage RL series units in 100,000 sq. ft. of the expansion facility. Throughout this time period, machinery was added in both the Tulsa and Longview facilities, which allowed the Company to increase sales by 93% from 1997 to 2001. In addition, these facilities have allowed the Company to install assembly areas specifically designed for a particular product, thus improving assembly labor. The new machinery additions have permitted better utilization of manufacturing personnel. Also during this period, the Company invested heavily in creating new computer software to improve its operations. These improvements and expansions contributed to the increase in gross profit from 16.0% in 1997 to 24.7% in 2001.

                                      (2)

         Set forth below is income statement information with respect to the Company for the three-month and six-month periods ended June 30, 2002, and 2001:


                                      Three Months Ended                          Six Months Ended
                               June 30, 2002*        June 30, 2001*       June 30, 2002*       June 30, 2001*

                                                              (in thousands)
Net sales                           $ 40,181              $ 41,520             $ 76,171              $ 80,955
Cost of sales                         30,444                30,638               56,817                58,811
                             ----------------      ----------------     ----------------     -----------------

Gross profit                           9,737                10,882               19,354                22,144
Selling, general and
   administrative expenses             4,079                 4,669                8,015                10,019
                             ----------------      ----------------     ----------------     -----------------

Income from operations                 5,658                 6,213               11,339                12,125
Interest expense                          27                   312                   30                   608
Other income                             (94)                 (135)                (157)                 (235)
                             ----------------      ----------------     ----------------     -----------------

Income before income
   taxes                               5,725                 6,036               11,466                11,752
Income tax provision                   2,059                 2,220                4,153                 4,360
                             ----------------      ----------------     ----------------     -----------------

Net income                          $  3,666              $  3,816             $  7,313              $  7,392
                                    ========              ========             ========              ========

*Unaudited

         Results of Operations. In the second quarter of 2002, net sales decreased by 3.2% from $41,520,000 to $40,181,000 as compared to the same period in 2001. Net sales decreased by $4,784,000 (6%) from $80,955,000 to $76,171,000 during the six-month period ended June 30, 2002, compared to the same period in 2001. The decrease in sales, for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, resulted from a slowdown in production caused by the heavy volume of new products being produced. In addition, the decrease in sales for the six months ended June 30, 2002, compared to the same period in 2001, resulted from a slowdown in the construction market and overall economic conditions. Sales to existing customers in the first half of 2002, accounted for 85% of the Company's business, with the balance coming from new business.

         Gross profit decreased 10.5% from $10,882,000 to $9,737,000 for the three months ended June 30, 2002, and 12.6% from $22,144,000 to $19,354,000 for the six months ended June 30, 2002, compared to the same periods in 2001. The decrease in margins for the quarter ended June 30, 2002, was attributable to the start-up costs related to the production of new products, and for the six months ended June 30, 2002, compared to June 30, 2001, resulted from lower plant utilization attributable to the decrease in sales noted above.

         SG&A expenses decreased $590,000 (13%) from the quarters ended June 30, 2001, compared to June 30, 2002, due to a decrease in warranty expense. SG&A expenses decreased $2,004,000 (20%) from the six-month periods ended June 30, 2001, compared to June 30, 2002, due primarily to decreases in warranty and bad debt expenses.

                                      (3)

         Interest expense decreased $285,000 (91%) for the quarters ended June 30, 2002, compared to June 30, 2001, due to reduction of the revolving credit line balance. Interest expense decreased $578,000 (95%) from the six-month periods ended June 30, 2001, compared to June 30, 2002, due to the retirement of all long-term debt.

         Other income decreased $41,000 (30%) from the quarter ended June 30, 2001, and $78,000 (33%) from the six months ended June 30, 2001, primarily due to a decrease in rental income.

         Financial Condition and Liquidity. The Company generated $11,664,000 and $5,945,000 in cash from operating activities during the six months ended June 30, 2002, and June 30, 2001, respectively. These increases in cash allowed the investment of $10 million on a long-term basis. These funds and subsequent cash flows will be retained for general working capital purposes and future business opportunities.

         Accounts receivable decreased by $1,188,000 at June 30, 2002, compared to December 31, 2001, due to increased collection efforts.

         Inventories increased by $1,188,000 at June 30, 2002, compared to December 31, 2001, due to the procurement of inventory levels needed to meet projected production demands. However, the inventory did not turn as expected due to the slowdown in production caused by the manufacturing of new products.

         Property, plant and equipment additions totaled $1,403,000 for the six months ended June 30, 2002, reflecting primarily additions to machinery and equipment and building renovations. All capital expenditures and building renovations in the first six months of 2002 were financed out of cash generated from operations.

         Accounts payable and accrued liabilities increased by $2,724,000 at June 30, 2002, compared to December 31, 2001, due primarily to an increase in income taxes payable and timing of payments to vendors.

         Management believes the Company's bank revolving credit facility (or comparable financing), term loans and projected profits from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's long-term debt at June 30, 2002, see Note 4 to the Financial Statements.

         Critical Accounting Policies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company re-evaluates its estimates and assumptions on a monthly basis.

         The following accounting policies may involve a higher degree of estimate or assumption:

                                      (4)

         Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions, the age of the receivable and other information.

         Allowance for Excess and Obsolete Inventories - The Company establishes an allowance for excess and obsolete inventories based on the change in inventory due to product line changes, the feasibility of substituting parts and the need for part supply sales and replacement parts.

         Warranty - A provision is made for the estimated cost of warranty obligation at the time the products are sold. Warranty expense is estimated based on the Company's warranty period, historical trends, new products in the field, any known identifiable warranty issues and other factors.

Forward-Looking Statements

         This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "believes," "seeks," "estimates," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in material prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market, or business conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Foreign sales account for less than 2% of the Company's total sales and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed by any foreign currency exchange rate risk.

         Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its major suppliers on a term basis from six months to one year.

Item 5.  Other Events.

         On April 24, 2002, the Company declared a 3-for-2 stock split that was paid in the form of a 50% stock dividend on June 4, 2002, to stockholders of record at the close of business on May 17, 2002.

                                      (5)

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                            June 30, 2002*    December 31, 2001

                                                (In Thousands, except share
                                                     and per share data)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                   $    164              $  1,123
     Accounts receivable                           22,204                23,392
     Inventories                                   15,156                13,471
     Prepaid expenses                                 511                   220
     Deferred income tax                            4,067                 4,067
                                                ----------            ----------

     Total current assets                          42,102                42,273
                                                ----------            ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                             874                   874
     Buildings                                     17,462                16,893
     Machinery and equipment                       36,097                35,331
     Furniture and fixtures                         3,265                 3,197
                                                ----------            ----------
     Total Property, Plant & Equipment             57,698                56,295
     Less:  accumulated depreciation               24,688                22,273
                                                ----------            ----------
     Net property, plant & equipment               33,010                34,022

     Long-term investments                         10,000                     -

     Total Assets                                $ 85,112              $ 76,295
                                                ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                             $ 8,584               $ 8,005
     Accrued liabilities                           15,641                13,496
     Current maturities of long-term debt               -                   884
                                                ----------            ----------

     Total Current Liabilities                     24,225                22,385
                                                ----------            ----------

DEFERRED TAX LIABILITY                              2,884                 2,884
                                                ----------            ----------

LONG-TERM DEBT                                          -                   985
                                                ----------            ----------

STOCKHOLDERS' EQUITY
     Preferred Stock, $.001 par,
     5,000,000 shares authorized,
     no shares issued                                   -                     -
     Common Stock, $.004 par,
     50,000,000 shares authorized,
     13,216,834 and 12,999,310
     issued and outstanding
     at June 30, 2002, and
     December 31, 2001, respectively**                 53                    53

     Additional paid-in capital                     1,712                 1,063
     Retained earnings**                           56,238                48,925
                                                ----------            ----------

     Total stockholders' equity                    58,003                50,041
                                                ----------            ----------

     Total Liabilities and Stockholders' Equity  $ 85,112              $ 76,295
                                                ==========            ==========

*Unaudited    **Reflects stock split effective June 4, 2002

                                      (6)

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                               Three Months Ended                            Six Months Ended
                                      June 30, 2002*        June 30, 2001*         June 30, 2002*         June 30, 2001*

                                                          (In Thousands, except share and per share data)

Net sales                                  $ 40,181              $ 41,520               $ 76,171               $ 80,955

Cost of Sales                                30,444                30,638                 56,817                 58,811
                                     ---------------       ---------------        ---------------        ---------------

      Gross profit                            9,737                10,882                 19,354                 22,144
Selling, general and
    administrative expenses                   4,079                 4,669                  8,015                 10,019
                                     ---------------       ---------------        ---------------        ---------------

     Income from operations                   5,658                 6,213                 11,339                 12,125

Interest expense                                 27                   312                     30                    608

Other income                                    (94)                 (135)                  (157)                  (235)
                                     ---------------       ---------------        ---------------        ---------------

Income before income taxes                    5,725                 6,036                 11,466                 11,752

Income tax provision                          2,059                 2,220                  4,153                  4,360
                                     ---------------       ---------------        ---------------        ---------------

     Net Income                            $  3,666              $  3,816               $  7,313               $  7,392
                                     ===============       ===============        ===============        ===============

Earnings Per Share**:
   Basic                                   $   0.28              $   0.29               $   0.56               $   0.57
                                     ===============       ===============        ===============        ===============
   Diluted                                 $   0.27              $   0.28               $   0.53               $   0.54
                                     ===============       ===============        ===============        ===============

Weighted Average Shares Outstanding**:
   Basic                                 13,208,004            12,955,295             13,137,613             12,948,534
                                     ===============       ===============        ===============        ===============
   Diluted                               13,782,289            13,580,863             13,722,352             13,589,258
                                     ===============       ===============        ===============        ===============

 *Unaudited
**Reflects stock split effective June 4, 2002

                                      (7)

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                  Common Stock                  Paid In            Retained
                                              Shares         Amount             Capital            Earnings            Total
                                              ------         ------             -------            --------            -----
                                                                             (In Thousands)
Balance, December 31, 2001**                  12,999           $ 53             $ 1,063            $ 48,925          $ 50,041

Exercise of Common Stock Options*                218              -                 649                   -               649

Net Income*                                        -              -                   -               7,313             7,313
                                        ------------- --------------  ------------------  ------------------  ----------------

Balance, June 30, 2002*, **                   13,217           $ 53             $ 1,712            $ 56,238          $ 58,003
                                        ============= ==============  ==================  ==================  ================

* Unaudited
**Reflects stock split effective June 4, 2002

                                      (8)

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows

                                                  Six Months Ended           Six Months Ended
                                                   June 30, 2002*             June 30, 2001*
                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                          $ 7,313                    $ 7,392
                                                       ----------                 ----------

     Adjustments to reconcile net income to net
     cash provided by operating activities -
          Depreciation and  Amortization                   2,415                      2,004

          Change in assets and liabilities:
                  (Increase) decrease in:

                  Accounts Receivable                      1,188                     (2,782)
                  Inventories                             (1,685)                        30
                  Prepaid Expenses                          (291)                      (292)


                  Increase (decrease) in:
                  Accounts Payable                           579                     (3,342)
                  Accrued Liabilities                      2,145                      2,935
                                                       ----------                 ----------

                              Total Adjustments            4,351                     (1,447)
                                                       ----------                 ----------

            Net cash provided by
                  Operating Activities                    11,664                      5,945
                                                       ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                               (1,403)                    (7,036)
       Long-term Investments                             (10,000)                         -
                                                       ----------                 ----------

            Net cash used in
                  Investing Activities                   (11,403)                    (7,036)
                                                       ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing under Revolving Credit Agreement         16,686                     38,205

       Payments under Revolving Credit Agreement         (17,132)                   (36,472)

       Changes in long-term debt                          (1,423)                      (504)

       Exercise of Stock Options                             649                        248

       Repurchase of Common Stock                              -                       (390)
                                                       ----------                 ----------

               Net cash provided by (used in)
                     Financing Activities                 (1,220)                     1,087
                                                       ----------                 ----------

NET CHANGE IN CASH                                          (959)                        (4)

CASH, beginning of period                                  1,123                         17
                                                       ----------                 ----------

CASH, end of period                                        $ 164                       $ 13
                                                       ==========                 ==========

*Unaudited

                                      (9)

                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

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

Cash and Cash Equivalents
Cash and cash equivalents of $164 thousand consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

2.       INVENTORIES:
         -----------
Inventories at June 30, 2002 (unaudited), and December 31, 2001, consist of the following:

                                  June 30, 2002          December 31, 2001
                             -------------------         ------------------
    Raw Materials                   $10,026,000                $ 9,526,000
    Work in Process                   2,723,000                  2,258,000
    Finished Goods                    2,407,000                  1,687,000
                             -------------------         ------------------
                                    $15,156,000                $13,471,000
                                    ===========                ===========

         Raw material inventory is net of an allowance for excess and obsolete inventories of $1,100,000 and $850,000 at June 30, 2002 and December 31, 2001, respectively.

3.       LONG-TERM INVESTMENTS:
         ---------------------
Long-term investments consist of a $10 million certificate of deposit bearing interest at 3.25% per annum with a maturity date of June 12, 2004. There is a three-month interest penalty for early withdrawal.

                                      (10)

4.       LONG-TERM DEBT:
         --------------
Long-term debt at June 30, 2002 (unaudited), and December 31, 2001, consists of the following:

                                                June 30, 2002    Dec. 31, 2001
                                                -------------    -------------
      $15,150,000 bank line of credit
      with interest payable monthly
      at LIBOR plus 1.60% (3.44%
      at June 30, 2002) due July 31, 2002            -0-             $ 446,000

      Three notes payable due in 84 equal
      installments totaling $36,489, plus
      interest at 7.47%, and 7.52%,
      collateralized by machinery and
      equipment                                      -0-             1,423,000
                                                -------------    --------------
                                                     -0-             1,869,000
         Less:  Current Maturities                   -0-               884,000
                                                -------------    --------------
                                                     -0-             $ 985,000
                                                     ===             =========

         On July 30, 2002, the bank renewed the line of credit with a maturity date of July 31, 2003.

5.       NEW ACCOUNTING PRONOUNCEMENTS:
         -----------------------------
In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement
142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal for Long-Lived Assets" (Statement 144).

Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The Company was required to adopt the provisions of Statement 142 effective January 1, 2002. The adoption of Statement 142 had no material impact on the Company's results of operations or financial condition.

Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.

Statement 144 supersedes, but retains the basic framework of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," including provisions relating to asset impairment, and the requirement to report discontinued operations separately and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company was required to adopt Statement 144 effective January 1, 2002. The adoption of Statement 144 had no material impact on the Company's results of operations or financial condition.

                                      (11)

6.       FOOTNOTES INCORPORATED BY REFERENCE:
         -----------------------------------
Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 2001, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:


     Note                            Description
  ===========       ==========================================================

      1             Business and Summary of Significant Accounting Policies
      4             Income Taxes
      5             Benefit Plans
      6             Shareholder Rights Plan
      7             Contingencies

                                      (12)

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits:  99.1 - Certification of CEO
                           99.2 - Certification of CFO

           (b) Reports on Form 8-K: Registrant filed one report on Form 8-K during the three-month period ended June 30, 2002. It reported Registrant's change of auditors effective June 20, 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AAON, INC.



Dated:  August 13, 2002                      By:  /s/ Norman H. Asbjornson
                                                  ----------------------------
                                                      Norman H. Asbjornson
                                                          President



Dated:  August 13, 2002                      By:  /s/ Kathy I. Sheffield
                                                  ----------------------------
                                                      Kathy I. Sheffield
                                                          Treasurer

                                      (13)

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Norman H. Asbjornson

Norman H. Asbjornson
Chief Executive Officer
August 13, 2002

                                      (14)

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Kathy I. Sheffield

Kathy I. Sheffield
Chief Financial Officer
August 13, 2002

                                      (15)