Form 10-Q
period 2002-09-30
AAON INC
filed 2002-11-14
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

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

Yes      |X|           No
    -------------         ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 13,223,904 shares of $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          On pages 5 through 11 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          AAON, Inc. engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, chillers, air conditioning coils, air handlers, and condensing units. AAON's primary products are its RK, RL, RM and RN series units. Earlier this year, AAON introduced the new, highly energy-efficient RM to replace the RK and an expanded air-handler product. In the third quarter of 2002, a new, exclusive Modulating Hot Gas Reheat feature was introduced for the rooftop product lines, condensing units and air handlers. The new feature addresses humidity, mold and indoor air quality problems that plague many environments due to excessive moisture.

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

          Set forth below is income statement information with respect to the Company for the three-month and nine-month periods ended September 30, 2002, and 2001:

                                                   Three Months Ended                          Nine Months Ended
                                          Sept. 30, 2002*    Sept. 30, 2001*         Sept. 30, 2002*     Sept. 30, 2001*
*Unaudited                                                 (In thousands, except share and per share data)

Net Sales                                       $ 41,702           $ 41,402                $117,873            $122,357
Cost of Sales                                     31,301             32,669                  88,118              91,480
                                                --------           --------                --------            --------
     Gross profit                                 10,401              8,733                  29,755              30,877
Selling, general and administrative
expenses                                           3,992              3,210                  12,007              13,229
                                                --------           --------                --------            --------
     Income from operations                        6,409              5,523                  17,748              17,648
Income expense / (Interest income)                   (82)               115                     (52)                723
Other income                                         (80)               (61)                   (237)               (296)
                                                --------           --------                --------            --------
Income before income taxes                         6,571              5,469                  18,037              17,221
Income tax provision                               2,385              1,946                   6,538               6,306
                                                --------           --------                --------            --------
     Net income                                 $  4,186           $  3,523                $ 11,499            $ 10,915
                                                ========           ========                ========            ========

                                      (1)

          Results of Operations. In the third quarter of 2002, net sales increased $300,000 (1%) from $41,402,000 to $41,702,000 compared to the same period in 2001. Net sales during the nine-month period ended September 30, 2002 decreased by $4,484,000 (4%) from $122,357,000 to $117,873,000 compared to the same period in 2001. The decrease in sales for the nine-month period ended September 30, 2002, compared to the same period in 2001, resulted from a slowdown in production caused by the heavy volume of new products being produced in the second quarter, and from a slowdown in the construction market and overall economic conditions. Sales to existing customers in the nine months ending September 30, 2002 continued to account for 85% of the Company's business, with the balance coming from new business.

          Gross profit increased $1,668,000 (19%) from $8,733,000 to $10,401,000 for the three months ended September 30, 2002, and decreased $1,122,000 (4%) from $30,877,000 to $29,755,000 for the nine months ended September 30, 2002, compared to the same period in 2001. The increase in margins for the quarter ended September 30, 2002 was due to increased production efficiencies and the ability to maintain prices for basic commodities and raw materials due to agreements with major suppliers. The decrease in margins for the nine months ended September 30, 2002 was primarily attributable to start-up costs related to the production of new products and lower plant utilization due to the decrease in sales in the second quarter.

          SG&A expenses increased by $782,000 (24%) from $3,210,000 to $3,992,000 for the three months ended September 30, 2002, but decreased $1,222,000 (9%) from $13,229,000 to $12,007,000 for the nine months ended
September 30, 2002, compared to the same period in 2001. The quarter increase was primarily due to an increase in warranty expense related to new products that began shipping late in the second quarter. The nine-month decrease was attributable to a decrease in warranty expense and bad debt expense.

          Interest income was $82,000 for the three months ended September 30, 2002 and $52,000 for the nine months ended September 30, 2002. The Company had interest expense of $115,000 for the three months and $723,000 for the nine months for the same periods in 2001. The Company had no debt and certificates of deposit investments in 2002, versus debt in 2001.

          Other income increased from $61,000 to $80,000 (31%) for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001, and decreased $59,000 from $296,000 to $237,000 (20%) for the nine months ended September 30, 2002, primarily due to a decrease in rental income.

          Financial Condition and Liquidity. The Company generated $14,647,000 and $14,560,000 cash from operating activities during the nine months ended September 30, 2002 and September 30, 2001, respectively. The increase in cash allowed the investment of $10 million in certificates of deposits. These funds and subsequent cash flows will be retained for general working purposes, the company stock buyback program and future business opportunities.

          Accounts receivable increased $3,502,000 at September 30, 2002 compared to December 31, 2001, due to an increase in sales of $6,807,000 in the third quarter of this year compared to the fourth quarter of 2001, and a slower pay cycle by a few customers in the third quarter.

          Inventories increased by $1,166,000 at September 30, 2002, compared to December 31, 2001, due to the procurement of inventory levels needed to meet projected production demands and the additional inventory needed for the manufacturing of new products.

          Prepaid expenses increased $775,000 at September 30, 2002, compared to December 31, 2001, due to deposits made on equipment acquisitions.

                                      (2)

          Property, plant and equipment additions totaled $2,835,000 for the nine months ended September 30, 2002, reflecting primarily additions to machinery and equipment and building renovations. All capital expenditures and building renovations in the first nine months of 2002 were financed out of cash generated from operations.

          Accounts payable and accrued liabilities increased by $5,000,000 at September 30, 2002, compared to December 31, 2001, due primarily to an increase in income taxes payable, warranty and timing of payments to vendors.

          Management believes the Company's bank revolving credit facility (or comparable financing), term loans, and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's long-term debt at September 30, 2002, see
Note 5 to the Financial Statements.

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

          The following accounting policies may involve a higher degree of estimation or assumption:

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


Forward-Looking Statements

          This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "believes," "seeks," "estimates," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (1) the timing and extent of changes in material prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

                                      (3)

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


Item 4.  Controls and Procedures.

          As of September 30, 2002, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management including the CEO and CFO. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


Item 5.  Other Events.

          On October 17, 2002, the Company announced a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock.

                                      (4)

                                   AAON, Inc.
                           Consolidated Balance Sheets


                                                        Sept. 30, 2002*         December 31, 2001
                                                     (In thousands, except share and per share data)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                   $ 1,784                    $ 1,123
   Accounts receivable                                          26,894                     23,392
   Inventories                                                  14,637                     13,471
   Prepaid expenses                                                995                        220
   Deferred income tax                                           4,067                      4,067
                                                             ----------                 ----------
  Total current assets
                                                                48,377                     42,273
                                                             ----------                 ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                            874                        874
   Buildings                                                    18,206                     16,893
   Machinery and equipment                                      36,616                     35,331
   Furniture and fixtures                                        3,434                      3,197
                                                             ----------                 ----------
   Total property, plant & equipment                            59,130                     56,295
   Less:  accumulated depreciation                              25,864                     22,273
                                                             ----------                 ----------
   Net property, plant & equipment                              33,266                     34,022
   Certificates of deposit                                      10,000                          -
   Total Assets                                                $91,643                    $76,295
                                                             ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                            $ 9,224                    $ 8,005
   Accrued liabilities                                          17,277                     13,496
   Current maturities of long-term debt                              -                        884
                                                             ----------                 ----------
   Total current liabilities                                    26,501                     22,385
                                                             ----------                 ----------

DEFERRED TAX LIABILITY                                           2,884                      2,884
                                                             ----------                 ----------

LONG-TERM DEBT                                                       -                        985
                                                             ----------                 ----------

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par; 5,000,000 shares
    authorized, no shares issued                                     -                          -
   Common Stock, $.004 par; 50,000,000 share
    authorized, 13,223,904 and 12,999,310 issued and
    outstanding at Sept. 30, 2002, and
   December 31, 2001, respectively**                                53                         53

   Additional paid-in capital                                    1,781                      1,063
   Retained earnings**                                          60,424                     48,925
                                                             ----------                 ----------

   Total stockholders' equity                                   62,258                     50,041

   Total Liabilities and Stockholders' Equity                  $91,643                    $76,295
                                                             ==========                 ==========

*Unaudited
**Reflects stock split effective June 4, 2002

                                      (5)

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                                       Three Months Ended                          Nine Months Ended
                                              Sept. 30, 2002*        Sept. 30, 2001*      Sept. 30, 2002*       Sept. 30, 2001*

                                                              (In thousands, except share and per share data)
Net sales                                          $  41,702              $  41,402            $ 117,873             $ 122,357

Cost of sales                                         31,301                 32,669               88,118                91,480
                                             ----------------     ------------------    -----------------    ------------------

    Gross profit                                      10,401                  8,733               29,755                30,877

Selling, general and administrative expenses           3,992                  3,210               12,007                13,229

                                             ----------------     ------------------    -----------------    ------------------

    Income from operations                             6,409                  5,523               17,748                17,648

Interest expense  (interest                             (82)                    115                 (52)                   723
    income)

Other income                                            (80)                   (61)                (237)                 (296)
                                             ----------------     ------------------    -----------------    ------------------

Income before income taxes                             6,571                  5,469               18,037                17,221

Income tax provision                                   2,385                  1,946                6,538                 6,306
                                             ----------------     ------------------    -----------------    ------------------

    Net Income                                     $   4,186              $   3,523            $  11,499             $  10,915
                                             ================     ==================    =================    ==================

Earnings Per Share**
    Basic                                          $    0.32              $    0.27            $    0.87             $    0.84
                                             ================     ==================    =================    ==================
    Diluted                                        $    0.30              $    0.26            $    0.84             $    0.80

Weighted Average Shares Outstanding**
    Basic                                         13,220,792             13,072,703           13,165,747            12,990,378
                                             ================     ==================    =================    ==================
    Diluted                                       13,794,595             13,735,409           13,746,839            13,638,431
                                             ================     ==================    =================    ==================


*Unaudited
**Reflects split effective June 4, 2002

                                      (6)

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity


                                                       Common Stock              Paid in          Retained
                                                  Shares          Amount         Capital          Earnings           Total
                                                  ------          ------         -------          --------           -----
                                                                             (In thousands)

Balance, December 31, 2001**                      12,999           $  53          $1,063           $48,925        $ 50,041
Exercise of Common Stock Options*
                                                     225               -             718                 -             718

Net Income*                                            -               -               -            11,499          11,499
                                              -----------    ------------    ------------    --------------    ------------

Balance, September 30, 2002*, **                  13,224           $  53          $1,781           $60,424         $62,258
                                              ===========    ============    ============    ==============    ============


*Unaudited
**Reflects stock split effective June 4, 2002

                                      (7)

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows

                                                                  Nine Months Ended           Nine Months Ended
                                                                     Sept. 30, 2002*             Sept. 30, 2001*
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                            $ 11,499                     $ 10,915
                                                                  -----------------           ------------------

    Adjustments to reconcile net income to net cash
    provided by operating activities-
        Depreciation and Amortization                                        3,591                        3,129

        Change in assets and liabilities:
            (increase) decrease in:
             Accounts Receivable                                           (3,502)                        2,062
             Inventories                                                   (1,166)                        1,732
             Prepaid Expenses                                                (775)                           20

             Increase (decrease) in:
            Accounts Payable                                                 1,219                      (5,134)
            Accrued Liabilities                                              3,781                        1,836
                                                                  -----------------           ------------------

                  Total Adjustments                                          3,148                        3,645
                                                                  -----------------           ------------------

        Net cash provided by Operating Activities                           14,647                       14,560
                                                                  -----------------           ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                                   (2,835)                      (7,539)
    Investments in Certificates of Deposit                                (10,000)                            -
                                                                  -----------------           ------------------

        Net cash used in Investing Activities                             (12,835)                      (7,539)
                                                                  -----------------           ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowing under Revolving Credit Agreement                              23,613                       48,993
    Payments under Revolving Credit Agreement                             (24,058)                     (53,043)
    Payments of long-term debt                                             (1,424)                        (769)
    Exercise of Stock Options                                                  718                          586
    Repurchase of Common Stock                                                   -                      (2,777)
                                                                  -----------------           ------------------

        Net cash used in Financing Activities                              (1,151)                      (7,010)
                                                                  -----------------           ------------------

NET CHANGE IN CASH                                                             661                           11

CASH, beginning of period                                                    1,123                           17
                                                                  -----------------           ------------------

CASH, end of period                                                        $ 1,784                        $  28
                                                                  =================           ==================


*Unaudited

                                      (8)

                                   AAON, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

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

2. CASH AND CASH EQUIVALENTS
   -------------------------
         Cash and cash equivalents of $1,784,000 consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

3. INVENTORIES:
   ------------
         Inventories at September 30, 2002 (unaudited), and December 31, 2001, consist of the following:


                                September 30, 2002          December 31, 2001
                                -------------------         ------------------

  Raw Materials                       $ 11,404,000               $ 10,376,000
  Work in Process                        2,949,000                  2,258,000
  Finished Goods                         1,484,000                  1,687,000
                                -------------------         ------------------
  Total Inventory                       15,837,000                 14,321,000
  Less Allowance for Excess
    and Obsolete Inventory               1,200,000                    850,000
                                -------------------         ------------------
                                      $ 14,637,000               $ 13,471,000
                                ===================         ==================

4. LONG-TERM INVESTMENTS:
   ----------------------
         Long-term investments consist of a $10 million certificate of deposit bearing interest at 3.25% per annum with a maturity date of June 12, 2004. There is a three-month interest penalty for early withdrawal.

                                      (9)

5. LONG-TERM DEBT:
   ---------------
         Long-term debt at September 30, 2002 (unaudited), and December 31, 2001, consists of the following:


                                                Sept. 30, 2002     Dec. 31, 2001
                                                --------------     -------------
      $15,150,000 bank line of credit
      with interest payable monthly
      at LIBOR plus 1.60% (3.42%
      at September 30, 2002) due July 31, 2002        -0-            $   446,000

      Three notes payable bearing interest
      at 7.47%, and 7.52%, collateralized by
      machinery and equipment                         -0-              1,423,000
                                                --------------     -------------
                                                      -0-              1,869,000
         Less:  Current Maturities                    -0-                884,000
                                                --------------     -------------
                                                      -0-             $  985,000
                                                ==============     =============

         On July 30, 2002, the bank renewed the line of credit with a maturity date of July 31, 2003.

6. STOCKHOLDER RIGHTS PLAN:
   ------------------------
         On August 20, 2002, the Board of Directors amended the Company's Stockholder Rights Plan. The plan creates a dividend of one right for each outstanding share of the Company's common stock. The rights are traded with the Company's common stock. Generally, the rights become exercisable after a public announcement that a person has acquired, or tender offer is made for, 15% or more of the common stock of the Company. If either of these events occur, each right will entitle the holder (other than a holder owning more than 15% of the outstanding stock) to buy the number of shares of the Company's common stock having a market value two times the exercise price. The exercise price is $90.

The rights may be redeemed by the company for $0.001 per right until a person or group has acquired 15% of the Company's common stock. The initial distribution of the rights was made to stockholders of record as of March 1, 1999. The Final Expiration Date of the Rights is August 20, 2012.

7. NEW ACCOUNTING PRONOUNCEMENTS:
   ------------------------------
         In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141), SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142), and SFAS No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal for Long-Lived Assets" (Statement 144).

         Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of Statement 141 had no material impact on the Company's results of operations or financial condition.

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

                                      (10)

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

8. FOOTNOTES INCORPORATED BY REFERENCE:
   ------------------------------------
         Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 2001, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

   Note                         Description
 ========       ================================================================

     1          Business and Summary of Significant Accounting Policies
     4          Income Taxes
     5          Benefit Plans
     7          Contingencies


                                      (11)

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

          (a)       Exhibits: 99.1 - Certification of CEO
                              99.2 - Certification of CFO

          (b) Reports on Form 8-K: Registrant filed two reports on Form 8-K during the three-month period ended September 30, 2002, one reporting an amendment of its Second Restated Revolving Credit Loan Agreement on July 30, 2002, and the other reporting amendments of its Rights Agreement on August
                    20, 2002, to increase the exercise price of a Right to $90 per share, extend the term of the Plan to August 20, 2012, and reduce the percentage ownership that will trigger the Rights Plan to 15%.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AAON, INC.



Dated:  November 13, 2002                    By:  /s/ Norman H. Asbjornson
                                                  ----------------------------
                                                      Norman H. Asbjornson
                                                          President



Dated:  November 13, 2002                    By:  /s/ Kathy I. Sheffield
                                                  ----------------------------
                                                      Kathy I. Sheffield
                                                          Treasurer

                                      (12)

                                  CERTIFICATION

I, Norman H. Asbjornson, President/CEO of AAON, INC. certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AAON, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 13, 2002                            /s/ Norman H. Asbjornson
                                                      -----------------------
                                                         Norman H. Asbjornson
                                                            President/CEO

                                      (13)

                                  CERTIFICATION

I, Kathy I. Sheffield, Treasurer/CFO of AAON, INC. certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AAON, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 13, 2002                           /s/  Kathy I. Sheffield
                                                     ----------------------
                                                         Kathy I. Sheffield
                                                            Treasurer/CFO

                                      (14)

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the Period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/Norman H. Asbjornson
Chief Executive Officer
November 13, 2002

                                      (15)

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the Period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/ Kathy I. Sheffield

Kathy I. Sheffield
Chief Financial Officer
November 13, 2002

                                      (16)