Form 10-K
period 2002-12-31
AAON INC
filed 2003-03-28
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Registrant's common equity held by non-affiliates computed by reference to the closing price of Registrant's common stock on February 28, 2003, was approximately $121,766,000. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes [X]   No [ ]

         The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of Registrant's common stock on the last business day of Registrant's most recently completed second quarter (June 30, 2002) was $164,919,000.

         As of February 28, 2003, Registrant had outstanding a total of 13,032,266 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 28, 2003, are incorporated into Part III.

                                TABLE OF CONTENTS

                                                                           Page
Item Number and Caption                                                   Number

PART I

1.  Business.                                                                1

2.  Properties.                                                              5

3.  Legal Proceedings.                                                       5

4.  Submission of Matters to a Vote of Security Holders.                     5

PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters.   6

6.  Selected Financial Data.                                                 7

7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.                                             8

7A. Quantitative and Qualitative Disclosures About Market Risk.             12

8.  Financial Statements and Supplementary Data.                            12

9.  Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure.                                             12

PART III

10. Directors and Executive Officers of Registrant.                         13

11. Executive Compensation.                                                 13

12. Security Ownership of Certain Beneficial Owners and Management.         13

13. Certain Relationships and Related Transactions.                         13

14. Controls and Procedures.                                                13

PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.        14

                                     PART I

Item 1.  Business.

General Development of Business

AAON, Inc., a Nevada corporation ("AAON-Nevada" or, including its subsidiaries, the "Company" or "AAON"), was incorporated on August 18, 1987.

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

In December 1991, AAON Coil Products, Inc. ("ACP", formerly CP/AAON, Inc.), a Texas corporation, was organized as a wholly-owned subsidiary of AAON-Nevada to purchase most of the assets of Coils Plus, Inc., of Longview, Texas. ACP manufactures coils used in the Company's products, as well as air handling and condensing units introduced in 1998.

Products and Markets

The Company engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, air-conditioning coils, air handling and condensing units and chillers. Its products serve the commercial and industrial new construction and replacement markets. To date virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for only 2% of its sales in 2002.

The rooftop and condenser markets consist of units installed on commercial or industrial structures of generally less than 10 stories in height. Air handling units, coils and chillers are applicable to all sizes of commercial and industrial buildings.

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

Based on its 2002 level of sales, approximately $155 million, the Company has a 13% share of the rooftop market and a 1% share of the coil market. Approximately 60% of the Company's sales now come from new construction and 40% from renovation/replacements. The percentage of sales for new construction vs. replacement to particular customers is related to their stage of development. In the case of Wal-Mart and Target, due to their growth posture, the Company's sales to these major customers was approximately 80% for new construction and 20% replacement. Sales of air handling and condensing units and chillers in 2002 amounted to approximately $4.5 million.

                                      (1)

The Company purchases certain components, fabricates sheet metal and tubing and then assembles and tests its finished products. The Company's primary finished products consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary" products. The Company's other finished products are coils consisting of a sheet metal casing with tubing and fins contained therein, air handling units consisting of coils, blowers and filters, and condensing units consisting of coils, fans and compressors, which, with the addition of a refrigerant to water heat exchanger, become chillers.

The Company currently has five groups of rooftop products: its RK Series offered in 18 cooling sizes ranging from three to 60 tons, which is being phased out and will be replaced by the RM and RN Series offered in 21 cooling sizes ranging from two to 70 tons; its RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons; and its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in nine sizes ranging from four to 50 tons. The Company's heat recovery option applicable to its RK, RM, RN and RL units (which responds to the U.S. Clean Air Act mandate to increase fresh air in commercial structures and increases the capacity of these units by up to 50% with no additional energy cost) has gained significant customer acceptance.

The Company's products are designed to compete on the high side of standardized, packaged rooftop products. Accordingly, its prices range from $300 to $550 per ton of cooling, which is approximately 4%, on average, higher than other standardized products. Performance characteristics of these products range in cooling capacity from 28,000-2,676,000 BTU's and in heating capacity from 69,000-3,990,000 BTU's. All of the Company's rooftop products meet the Department of Energy's efficiency standards, which are designed to set the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which would involve multiple units.

The Company has developed a prototype wall-hung heating and air-conditioning unit which it plans to market for commercial buildings requiring a product designed for small space(s). Pilot production and testing of this product began in 2001, but sales to date have not been significant. In December 2001, the Company began marketing commercial water chillers. The development of these products did not require a material investment, but could produce material results.

Major Customers

The Company's largest customers last year were Wal-Mart Stores, Inc., and Target Stores, Inc. Sales to Wal-Mart and Target were 14% and 11% of total sales, respectively, in 2002 and 2001. The Company has no written contract with these customers.

The loss of either of the above customers would have a material adverse affect on the Company. However, with the continuing expansion of the Company's customer base, management believes that the extent of its dependence on sales to its major customers will diminish over a period of time.

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

The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years.

Research and Development

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. Ongoing work involves the RM, RN and LL (chiller) Series, component evaluation and refinement, development of control systems and new product development. This work will cost approximately $600,000 per year and is budgeted as a normal, recurring expense.

Backlog

The Company had a current backlog as of March 1, 2003, of $24,972,000, compared to $28,800,000 at March 1, 2002. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2003; however, the orders are subject to cancellation by the customers.

                                      (3)

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

Employees

As of March 1, 2003, the Company had 965 employees and 107 temporaries, none of whom are represented by unions. Management considers its relations with its employees to be good.

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

Available Information

The Company's Internet website address is http://www.aaon.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through the Company's Internet website as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC.

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

The original facility's manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and NC punching equipment. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $12.5 million per month in 2002, which is 60% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company.

The expansion facility, which was purchased in December 1997, is 25% (122,000 sq. ft.) utilized by the Company and 75% leased to third parties. The Company uses 22,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 80,000 sq. ft. for manufacturing. The remaining 335,000 sq. ft. will afford the Company additional plant space for long-term growth.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 2, 2002, through December 31, 2002.

                                      (5)

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of closing prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc. (adjusted for 3-for-2 stock splits on September 28, 2001, and June 4,
2002), was as follows:


        Quarter Ended                     High            Low

        March 31, 2001                  $ 11.05         $  8.22
        June 30, 2001                   $ 12.33         $  7.45
        September 30, 2001              $ 14.22         $ 11.25
        December 31, 2001               $ 16.31         $ 10.67

        March 31, 2002                  $ 18.08         $ 12.97
        June 30, 2002                   $ 21.54         $ 16.94
        September 30, 2002              $ 18.69         $ 15.55
        December 31, 2002               $ 21.00         $ 16.00

On February 28, 2003, there were 1,037 holders of record, and 4,048 beneficial owners, of the Company's Common Stock.

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

                                                             Years Ended December 31,
---------------------------------------------------------------------------------------------------------
Results of Operations:                   2002           2001           2000           1999           1998
                                         ----           ----           ----           ----           ----
                                                       (in thousands, except per share data)
Net sales                            $155,075       $157,252       $154,982       $131,947       $109,624
Net income                           $ 14,611       $ 14,156       $ 12,794       $  9,697       $  5,230
Basic earnings per share             $   1.11       $   1.09       $    .97       $    .69       $    .37
Diluted earnings per share           $   1.06       $   1.04       $    .92       $    .67       $    .36
Weighted average shares
  outstanding
     Basic                             13,158         12,992         13,190         14,043         13,955
     Diluted                           13,740         13,641         13,896         14,535         14,367


                                                                   December 31,
---------------------------------------------------------------------------------------------------------
Balance Sheet Data:                      2002           2001           2000           1999           1998
                                         ----           ----           ----           ----           ----
                                                                 (in thousands)
Total assets                          $91,713        $76,295        $76,818        $58,656        $50,506
Long-term debt                              -        $   985        $ 5,853        $ 6,630        $10,980
Stockholders' equity                  $62,310        $50,041        $37,012        $33,618        $24,411

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options, as determined by applying the treasury stock method. Effective September 28, 2001 and June 4, 2002, the Company completed a three-for-two stock split. The shares outstanding and earnings per share disclosures have been restated to reflect the stock split.

                                      (7)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AAON, Inc. engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, chillers, air conditioning coils, air handlers and condensing units. The Company's primary products are its RK, RL, RM and RN Series units. In the second quarter of 2002, the new, highly energy-efficient RM was introduced to replace the RK. AAON has also introduced an expanded air-handler product. In the third quarter of 2002, a new Modulating Hot Gas Reheat feature was introduced for the rooftop product lines, condensing units and air handlers. The new feature addresses humidity, mold and indoor air quality problems that plague many environments due to excessive moisture.

AAON sells its products to property owners and contractors through a network of manufacturers' representatives and its internal sales force. Demand for the Company's products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6-18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, the Company emphasizes the replacement market.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. The major component costs include compressors, electric motors and electronic controls.

Selling, general, and administrative costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The Company's warranty period is generally one year from the date of first use or 15 months from date of shipment; however, compressors (if applicable) carry an additional four-year warranty, gas-fired heat exchangers (if applicable) have a 15-year warranty, and stainless steel heat exchangers (if applicable) have a 25-year warranty.

                                      (8)

Set forth below is income statement information with respect to the Company for years 2002, 2001 and 2000:

                                               Years Ended December 31,
                                    2002                2001               2000
                                    ----                ----               ----
                                                   (in thousands)
Net sales                           $155,075            $157,252           $154,982
Cost of sales                        117,193             118,399            120,233
                               --------------      --------------     --------------
Gross profit                          37,882              38,853             34,749
                               --------------      --------------     --------------
Selling, general and
  administrative expenses             15,071              16,011             13,922
                               --------------      --------------     --------------
Income from operations                22,811              22,842             20,827
                               --------------      --------------     --------------
Interest expense                          95                 892                904
Interest income                         (214)                  -                  -
Other income                            (180)               (536)              (436)
                               --------------      --------------     --------------
Income before income taxes            23,110              22,486             20,359
Income tax provision                   8,499               8,330              7,565
                               --------------      --------------     --------------
Net income                          $ 14,611            $ 14,156           $ 12,794
                               ==============      ==============     ==============

Results of Operations

Net sales decreased by 1% in 2002 compared to 2001, and 2001 sales were 1.5% greater than in 2000. The decrease in sales for 2002 was caused by a slowdown in production in the second quarter due to the heavy volume of new products produced, and from a slowdown in the construction market caused by a downturn in the economy and uncertainty about future economic conditions. Following the events of September 11, 2001, the Company experienced a period of minimal sales activity and many orders were delayed by the Company's customers, resulting in a decrease in sales for the fourth quarter of 2001 of 11% compared to the same period in 2000. The increase in sales in 2001 compared to 2000 resulted from increases in the Company's market share in all areas of its business aided by both new product introductions and newly developed versions of existing product lines. The increase was attributable to more sales generated by manufacturer's representatives and replacement business. Sales to existing customers continued to account for 85% of the Company's business, with the balance coming from new business.

Gross profit in 2002 was 24.4% compared to 24.7% in 2001 and 22.4% in 2000. The decrease in margins for 2002 vs. 2001 was primarily attributable to start-up costs related to the production of new products and lower plant utilization due to the decrease in sales. The increase in margins in 2001 compared to 2000 was due to efficiencies realized from higher plant utilization and a more stable work force which allowed the Company to reduce the amount of overtime incurred and also allowed the Company to realize better overall labor efficiencies.

Selling, general and administrative expenses decreased by $.9 million (6%) in 2002 compared to 2001, primarily as a result of a reduction in bad debt and warranty expense. The SG&A increase of $2.1 million (15%) in 2001 compared to 2000 was primarily due to higher warranty reserves related to the introduction of new products both within existing and new product lines.

Interest expense was $.1 million, $.9 million and $.9 million in 2002, 2001 and 2000, respectively. The reduction in interest expense was due to the retirement of all long-term debt in 2002 and lower average borrowings under the revolving credit facility.

                                      (9)

Interest income in 2002 was $.2 million due to investments in short-term money markets and certificates of deposits.

Other income was $.2 million, $.5 million and $.4 million in 2002, 2001 and 2000, respectively. Other income is primarily attributable to rental income from the Company's "expansion facility". The decrease of $.4 million in 2002 compared to 2001 is due to the expanded company use of its facilities.

The Company's effective tax rate in 2002, 2001 and 2000 was 37%.

Financial Condition and Liquidity

Accounts receivable decreased $1.1 million at December 31, 2002, compared to December 31, 2001, due to improved collection results.

Inventories increased $.9 million at December 31, 2002, compared to December 31, 2001, due to the procurement of additional inventory required for the manufacturing of new products.

Prepaid expenses increased by $.4 million at December 31, 2002, compared to December 31, 2001, due to deposits made on equipment acquisitions.

Accounts payable and accrued liabilities increased $.7 million at December 31, 2002, compared to December 31, 2001, due primarily to timing of payments to vendors.

The Company generated $21.9 million, $23.9 million and $14.0 million cash from operating activities in 2002, 2001 and 2000, respectively. Operating cash flows in 2002 consisted of $14.6 million of net income, $4.9 million of depreciation and $2.4 million of working capital and other changes. Operating cash flows in 2001 consisted of $14.2 million of net income, $4.4 million of depreciation and $5.3 million in working capital and other changes.

Cash flows used in investing activities were $16.1 million, $8.8 million and $10.7 million in 2002, 2001 and 2000, respectively. Cash flows used in investing activities in 2002 related to investments in certificates of deposit of $10 million and capital expenditure additions totaling $6 million, reflecting primarily additions to machinery and equipment and renovations made to the Company's manufacturing and office facilities. In 2001 and 2000 cash used in investing activities was comprised primarily of capital expenditures totaling $9.0 million and $10.7 million, respectively. All capital expenditures and building renovations were financed out of cash generated from operations. The Company had no long-term debt at December 31, 2002, compared to $1.0 million at December 31, 2001.

Cash flows used in financing activities were $1.9 million, $14 million and $3.3 million in 2002, 2001 and 2000, respectively. In October the Company's Board of Directors authorized a stock buy back program to repurchase up to 1,325,000 shares of stock. In 2002, there were 215,963 shares of stock repurchased for a total of $4 million. The Company repurchased stock in 2001 and 2000 totaling $2.8 million and $10.4 million, respectively. Additionally, during 2002 the Company had net borrowings of $3.1 million under its revolving credit facility and repaid $1.9 million of long-term debt. During 2000 and 2001, the Company had net (repayments)/borrowings under its revolving credit facility totaling ($6.5 million) and $2.1 million, respectively.

The Company's revolving credit facility (which currently extends to July 31, 2003) provides for maximum borrowings of $15.2 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. Borrowings available under the revolving credit facility at December 31, 2002 were $11.6 million.

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

                                      (10)

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on the Company's results of operations, financial position and cash flows. The Company re-evaluates its estimates and assumptions on a monthly basis.

The following accounting policies may involve a higher degree of estimation or assumption:

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends in collections and write-offs, current customer status, the age of the receivable, economic conditions and other information. Aged receivables are reviewed on a monthly basis to determine if the reserve is adequate and adjusted accordingly at that time.

Allowance for Excess and Obsolete Inventories - The Company establishes an allowance for excess and obsolete inventories based on the change in inventory requirements due to product line changes, the feasibility of using obsolete parts for upgraded part substitutions, the required parts needed for part supply sales and replacement parts.

Warranty - A provision is made for the estimated cost of warranty obligation at the time the product is shipped and revenue is recognized. The warranty period is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years. Warranty expense is estimated based on the Company's warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue. Due to the absence of warranty history on new products, an additional provision may be made for such products.

New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have a significant impact on its results of operations or financial position.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities. Under this Statement, a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a significant impact on the Company's results of operations or financial position.

                                      (11)

Forward-Looking Statements

This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "will", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in material prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate.

Foreign sales accounted for only 2% of the Company's sales in 2002 and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to foreign currency exchange rate risk.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its major suppliers on a term basis from six months to one year.

The Company does not utilize derivative financial instruments to hedge its interest rate or raw materials price risks.


Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included at page 20.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information called for by Item 304 of Regulation S-K has been previously reported in the Company's Form 8-K dated June 25, 2002.

                                      (12)

                                    PART III

Item 10.   Directors and Executive Officers of Registrant.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.

Item 11.   Executive Compensation.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.

Item 14.   Controls and Procedures.

Evaluation of disclosure controls and procedures

Within the 90-day period prior to the filing date of this Annual Report on Form 10-K, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

     o the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     o the Company's disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decision regarding the required disclosure.

Changes in internal controls

There have been no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                                      (13)

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  1. Financial statements.
               See Index to Consolidated Financial Statements on page 19.

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

                    (B) Rights Agreement dated February 19, 1999, as amended (vi)

               (10)       AAON, Inc. 1992 Stock Option Plan, as amended (vii)

               (21)       List of Subsidiaries (viii)

               (23)       Consent of Ernst & Young LLP

               (99.1)     Certification of CEO

               (99.2)     Certification of CFO

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

        (iii) Incorporated herein by reference to the Company's Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

        (iv) Incorporated by reference to exhibit to the Company's Form 8-K dated September 25, 1996.

        (v) Incorporated herein by reference to exhibits to the Company's Forms 8-K dated September 26, 1997, March 9, 1999, and March 17, 2000, January 18, 2001, September 24, 2001, and August 19, 2002.

                                      (14)

        (vi) Incorporated by reference to exhibits to the Company's Forms 8-K dated February 25, 1999, and August 20, 2002, and Form 8-A Registration Statement No. 000-18953, as amended.

        (vii) Incorporated herein by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to the Company's Form S-8 Registration Statement No. 33-78520, as amended.

        (viii) Incorporated herein by reference to exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     (b) The Company did not file any reports on Form 8-K during the period from October 1, 2002, to December 31, 2002.

                                      (15)

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   AAON, INC.


Dated:  March 26, 2003                   By: /s/ Norman H. Asbjornson
                                             -----------------------------------
                                                 Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 26, 2003                    /s/ Norman H. Asbjornson
                                          --------------------------------------
                                              Norman H. Asbjornson
                                              President and Director
                                              (principal executive officer)


Dated:  March 26, 2003                    /s/ Kathy I. Sheffield
                                          --------------------------------------
                                              Kathy I. Sheffield
                                              Treasurer
                                              (principal financial officer
                                               and principal accounting officer)


Dated:  March 26, 2003                    /s/ John B. Johnson, Jr.
                                          --------------------------------------
                                              John B. Johnson, Jr.
                                              Director


Dated:  March 26, 2003                    /s/ Thomas E. Naugle
                                          --------------------------------------
                                              Thomas E. Naugle
                                              Director


Dated:  March 26, 2003                    /s/ Jerry E. Ryan
                                          --------------------------------------
                                              Jerry E. Ryan
                                              Director

                                      (16)

                                  CERTIFICATION

I, Norman H. Asbjornson, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of AAON, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  /s/ Norman H. Asbjornson
                  ------------------------
                  Norman H. Asbjornson
                  Chief Executive Officer
                  March 26, 2003

                                      (17)

                                  CERTIFICATION

I, Kathy I. Sheffield, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of AAON, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  /s/ Kathy I. Sheffield
                  ----------------------
                  Kathy I. Sheffield
                  Chief Financial Officer
                  March 26, 2003

                                      (18)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        Page
                                                                        ----
Report of Independent Auditors - Ernst & Young LLP                        20

Report of Independent Public Accountants - Arthur Andersen LLP            21

Consolidated Balance Sheets                                               22

Consolidated Statements of Operations                                     23

Consolidated Statements of Stockholders' Equity                           24

Consolidated Statements of Cash Flows                                     25

Notes to Consolidated Financial Statements                                26

                                      (19)

                         Report of Independent Auditors

Stockholders
AAON, Inc.

We have audited the accompanying consolidated balance sheet of AAON, Inc. as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of AAON, Inc. for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated February 6, 2002, expressed an unqualified opinion on those statements before the restatement adjustments described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed above, the financial statements of AAON, Inc. as of December 31, 2001, and for each of the two years then ended, were audited by other auditors who have ceased operations. As described in Note 1, in 2002 the Company's Board of Directors approved a three-for-two stock split distributed in the form of a stock dividend, and all references to number of shares and per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the authorization for the three-for-two stock split to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per share and related stock option disclosures. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 7, 2003

                                      (20)

Report of Independent Public Accountants*


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


                                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
February 6, 2002


*This is a copy of a previous report and has not been reissued.

                                      (21)

                                   AAON, INC.

                           Consolidated Balance Sheets
                                                                                      December 31,
                                                                                  2002              2001
                                                                            -----------------------------------
                                                                                (in thousands, except for
                                                                                       share data)
Assets
Current assets:
   Cash and cash equivalents                                                   $       5,071      $      1,123
   Accounts receivable, net                                                           22,306            23,392
   Inventories, net                                                                   14,338            13,471
   Prepaid expenses and other                                                            599               220
   Deferred tax asset                                                                  4,168             4,067
                                                                            ------------------ ----------------
Total current assets                                                                  46,482            42,273

Certificate of deposit                                                                10,000                 -
Property, plant and equipment, net                                                    35,231            34,022
                                                                            ------------------ ----------------
Total assets                                                                   $      91,713      $     76,295
                                                                            ================== ================

Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                                   $       3,566      $        446
   Accounts payable                                                                    8,418             7,559
   Accrued liabilities                                                                13,349            13,496
   Current maturities of long-term debt                                                    -               884
                                                                            ------------------ ----------------
Total current liabilities                                                             25,333            22,385

Deferred tax liability                                                                 4,070             2,884
Long-term debt                                                                             -               985

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                                          -                 -
   Common stock, $.004 par value, 50,000,000 shares authorized,
     13,030,916 and 12,999,310 issued at December 31, 2002 and 2001,
     respectively*                                                                        52                52
   Additional paid-in capital                                                              -             1,063
   Retained earnings*                                                                 62,258            48,926
                                                                            ------------------ ----------------
Total stockholders' equity                                                            62,310            50,041
                                                                            ------------------ ----------------
Total liabilities and stockholders' equity                                     $      91,713      $     76,295
                                                                            ================== ================

* Reflects three-for-two stock split effective June 4, 2002.

See accompanying notes.

                                      (22)

                                   AAON, Inc.

                      Consolidated Statements of Operations
                                                                              Year Ending December 31,
                                                                       2002            2001             2000
                                                                  --------------------------------------------------
                                                                        (in thousands except per share data)

Net sales                                                            $ 155,075       $ 157,252         $ 154,982
Cost of sales                                                          117,193         118,399           120,233
                                                                  --------------- --------------- ------------------
Gross profit                                                            37,882          38,853            34,749
Selling, general and administrative expenses                            15,071          16,011            13,922
                                                                  --------------- --------------- ------------------
Income from operations                                                  22,811          22,842            20,827

Interest expense                                                            95             892               904
Interest income                                                           (214)              -                 -
Other income                                                              (180)           (536)             (436)
                                                                  --------------- --------------- ------------------
Income before income taxes                                              23,110          22,486            20,359
Income tax provision                                                     8,499           8,330             7,565
                                                                  --------------- --------------- ------------------
Net income                                                           $  14,611       $  14,156         $  12,794
                                                                  =============== =============== ==================
Earnings per share*:
   Basic                                                             $    1.11       $    1.09         $    0.97
                                                                  =============== =============== ==================
   Diluted                                                           $    1.06       $    1.04         $    0.92
                                                                  =============== =============== ==================
Weighted average shares outstanding*:
   Basic                                                                13,158          12,992            13,190
                                                                  =============== =============== ==================
   Diluted                                                              13,740          13,641            13,896
                                                                  =============== =============== ==================

* Reflects three-for-two stock split effective June 4, 2002.

See accompanying notes.

                                      (23)

                                   AAON, Inc.

                 Consolidated Statements of Stockholders' Equity
                                                           Common Stock             Paid-in        Retained
                                                      Shares*         Amount        Capital        Earnings*          Total
                                                   --------------- ------------- -------------- ---------------- -----------------
                                                                                 (in thousands)

Balance at December 31, 1999                             13,964    $    54          $  7,722       $    25,842     $  33,618
Net income                                                    -          -                 -            12,794        12,794
Stock options exercised, including tax benefits
                                                            288          1               969                 -           970
Stock repurchased and retired                            (1,284)        (3)           (8,691)           (1,676)      (10,370)
                                                   --------------- ------------- -------------- ---------------- -----------------
Balance at December 31, 2000                             12,968         52                 -            36,960        37,012
Net income                                                    -          -                 -            14,156        14,156
Stock options exercised, including tax benefits
                                                            266          1             1,634                 -         1,635
Stock issued to employees                                     1          -                25                 -            25
Stock repurchased and retired                              (236)        (1)             (596)           (2,190)       (2,787)
                                                   --------------- ------------- -------------- ---------------- -----------------
Balance at December 31, 2001                             12,999         52             1,063            48,926        50,041
Net income                                                    -          -                 -            14,611        14,611
Stock options exercised, including tax benefits
                                                            248          1             1,639                 -         1,640
Stock repurchased and retired                              (216)        (1)           (2,702)           (1,279)       (3,982)
                                                   --------------- ------------- -------------- ---------------- -----------------
Balance at December 31, 2002                             13,031    $    52          $      -       $    62,258     $  62,310
                                                   =============== ============= ============== ================ =================

* Reflects three-for-two stock split effective June 4, 2002.

See accompanying notes.

                                      (24)

                                   AAON, Inc.

                      Consolidated Statements of Cash Flows
                                                                               Year Ended December 31,
                                                                          2002          2001           2000
                                                                      -------------------------------------------
                                                                                    (in thousands)
Operating Activities
   Net income                                                          $   14,611    $   14,156     $   12,794
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                         4,915         4,380          3,465
       Provision for losses on accounts receivable                            346           260            696
       Provision for excess and obsolete inventories, net                     150          (100)            50
       Gain on disposition of assets                                           (6)         (125)           (11)
       Deferred income taxes                                                1,085           475           (127)
       Changes in assets and liabilities:
         Accounts receivable                                                  740         4,595         (7,616)
         Inventories                                                       (1,017)        1,769         (3,324)
         Prepaid expenses and other                                          (379)           25            321
         Accounts payable                                                     859        (3,686)         2,646
         Accrued liabilities                                                  627         2,130          5,146
                                                                      ------------- -------------- --------------
Net cash provided by operating activities                                  21,931        23,879         14,040

Investing Activities
Proceeds from sale of property, plant and equipment                             8           200             11
Investment in certificate of deposit                                      (10,000)            -              -
Capital expenditures                                                       (6,126)       (9,017)       (10,744)
                                                                      ------------- -------------- --------------
Net cash used in investing activities                                     (16,118)       (8,817)       (10,733)

Financing Activities
Borrowings under revolving credit agreement                                33,855        56,290         68,219
Payments under revolving credit agreement                                 (30,735)      (62,761)       (66,092)
Proceeds from long-term debt                                                    -         2,500          5,048
Payments on long-term debt                                                 (1,869)       (7,873)          (530)
Stock issued to employees                                                       -            25              -
Stock options exercised                                                       866           650            410
Repurchase of stock                                                        (3,982)       (2,787)       (10,370)
                                                                      ------------- -------------- --------------
Net cash used in financing activities                                      (1,865)      (13,956)        (3,315)
                                                                      ------------- -------------- --------------

Net increase (decrease) in cash                                             3,948         1,106             (8)
                                                                      ------------- -------------- --------------
Cash and cash equivalents, beginning of year                                1,123            17             25
                                                                      ------------- -------------- --------------
Cash and cash equivalents, end of year                                 $    5,071    $    1,123     $       17
                                                                      ============= ============== ==============

See accompanying notes.

                                      (25)

                                   AAON, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002


1. Business, Summary of Significant Accounting Policies and Other Financial Data

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues from sales of products at the time of shipment. For sales initiated by independent manufacturer representatives, the Company recognizes revenues net of the representatives' commission. Amounts billed to customers for shipping and handling costs are included in revenues.

Concentrations

The Company's customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. At December 31, 2002 and 2001, two customers represented approximately 17% and 11%, respectively, of accounts receivable.

Sales to customers representing 10% or greater of total sales consist of the following:

                                                 Year Ended December 31,
                                             2002          2001        2000
                                        --------------- ----------- -----------

         Wal-Mart Stores, Inc.               14%            14%         19%
         Target                              11%            11%          *
         Home Depot                            *            10%         10%

         *Less than 10%

                                      (26)

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company grants credit to its customers and performs ongoing credit evaluations. The Company generally does not require collateral or charge interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions and the age of the receivable. Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                          December 31,
                                                     2002             2001
                                               ---------------------------------
                                                        (in thousands)

Accounts receivable                              $   23,166        $   24,252
Less allowance for doubtful accounts                    860               860
                                               ----------------- ---------------
Total, net                                       $   22,306        $   23,392
                                               ================= ===============


                                                     Year Ended December 31,
                                              2002             2001             2000
                                         -------------------------------------------------
                                                          (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period            $     860       $    1,050       $       850
   Provision for losses on accounts
   receivable
                                                 346              260               696
   Accounts receivable written off,
     net of recoveries
                                                (346)            (450)             (496)
                                         --------------- ----------------- ---------------
   Balance, end of period                  $     860       $      860       $     1,050
                                         =============== ================= ===============

                                      (27)

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At December 31, 2002 and 2001, and for the three years ending December 31, 2002, inventory and the related allowance for excess and obsolete inventories are as follows:

                                                         December 31,
                                                     2002             2001
                                                --------------------------------
                                                        (in thousands)

Raw materials                                     $   11,508      $    10,376
Work in process                                        2,750            2,258
Finished goods                                         1,080            1,687
                                               ---------------- ---------------
                                                      15,338           14,321
Less allowance for excess
  and obsolete inventories                             1,000              850
                                               ---------------- ---------------
Total, net                                        $   14,338      $    13,471
                                               ================ ===============

                                                        Year Ended December 31,
                                                  2002            2001             2000
                                              -----------------------------------------------
                                                              (in thousands)
Allowance for excess and
  obsolete inventories:
    Balance, beginning of period                 $      850     $      950      $       900
    Provision for excess and obsolete
      inventories                                       690              -               50
    Adjustments to reserve                             (540)          (100)               -
                                              -------------- ---------------- ---------------
    Balance, end of period                       $    1,000     $      850      $       950
                                              ============== ================ ===============

                                      (28)

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Property, plant and equipment are depreciated using the straight-line method over the following estimated useful lives:
                                                       Years
                                                  ---------------
Buildings                                              10-30
Machinery and equipment                                 3-15
Furniture and fixtures                                   2-5

At December 31, 2002 and 2001, property, plant and equipment were comprised of the following:

                                                    December 31,
                                                2002            2001
                                           -------------------------------
                                                   (in thousands)

Land                                         $      874     $       874
Buildings                                        18,394          16,893
Machinery and equipment                          39,580          35,331
Furniture and fixtures                            3,497           3,197
                                           --------------- ---------------
                                                 62,345          56,295
Less accumulated depreciation                    27,114          22,273
                                           --------------- ---------------
Total, net                                   $   35,231     $    34,022
                                           =============== ===============

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.

The impairment of long-lived assets is measured pursuant to the guidelines of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When an indicator of impairment has occurred, management's estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

                                      (29)

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Accrued Liabilities

At December 31, 2002 and 2001, accrued liabilities were comprised of the following:

                                               December 31,
                                           2002            2001
                                      -------------------------------
                                              (in thousands)

Warranty                                $    7,220      $     7,000
Commissions                                  3,495            3,295
Payroll                                      1,069            1,087
Income taxes                                   533            1,048
Workers' compensation                          363              314
Medical self-insurance                         437              651
Other                                          232              101
                                      ---------------- --------------
Total                                   $   13,349      $    13,496
                                      ================ ==============

Warranties

A provision is made for the estimated cost of warranty obligations at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues. Warranty expense was $4.3 million and $5.8 million, $4.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Changes in the Company's warranty liability during the year ended December 31, 2002, are as follows (in thousands):

         Balance, beginning of the year                    $7,000
         Warranties accrued during the year                 4,300
         Warranties settled during the year                (4,100)
                                                          --------
                                                           $7,200
                                                          ========

Stock Split

On June 4, 2002, the Company effected a three-for-two stock split. Share and per share amounts have been retroactively restated to reflect this stock split.

                                      (30)

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Earnings Per Share

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined based on the assumed exercise of dilutive options, as determined by applying the treasury stock method. For the years ended December 31, 2002, 2001 and 2000, 41,250, 22,500 and 5,000 options, respectively, were anti-dilutive. The computation of basic and diluted earnings per share ("EPS") is as follows:

                                                 Year Ended December 31, 2002
                                                 ----------------------------
                                             (in thousands, except per share data)

                                                       Weighted Average      Per-Share
                                          Income            Shares            Amount
                                       -------------- -------------------- --------------

Basic EPS                                $  14,611              13,158          $1.11
Effect of dilutive securities                    -                 582              -
                                       -------------- -------------------- --------------
Diluted EPS                              $  14,611              13,740          $1.06
                                       ============== ==================== ==============

                                                 Year Ended December 31, 2001
                                                 ----------------------------
                                             (in thousands, except per share data)

                                                       Weighted Average      Per-Share
                                          Income            Shares            Amount
                                       -------------- -------------------- --------------

Basic EPS                                $  14,156              12,992          $1.09
Effect of dilutive securities                    -                 649              -
                                       -------------- -------------------- --------------
Diluted EPS                              $  14,156              13,641          $1.04
                                       ============== ==================== ==============

                                                 Year Ended December 31, 2000
                                                 ----------------------------
                                             (in thousands, except per share data)


                                                       Weighted Average      Per-Share
                                          Income            Shares            Amount
                                       -------------- -------------------- --------------

Basic EPS                                $  12,794              13,190          $0.97
Effect of dilutive securities                    -                 706              -
                                       -------------- -------------------- --------------
Diluted EPS                              $  12,794              13,896          $0.92
                                       ============== ==================== ==============

                                      (31)

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Stock Compensation

The Company maintains a stock option plan for key employees and directors which is described more fully in Note 7. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

                                                           Year Ending December 31,
                                                    2002              2001             2000
                                               ---------------- ------------------ --------------
                                                     (in thousands except per share data)

Net income, as reported                         $    14,611          $ 14,156       $    12,794
Deduct: Total stock-based employee
   compensation expense determined
   under fair value method for all
   awards, net of related tax effects                  (995)             (575)             (565)
                                               ---------------- ------------------ --------------
Pro forma net income                             $   13,616          $ 13,581       $    12,229
                                               ================ ================== ==============
Earnings per share:
   Basic, as reported                                 $1.11             $1.09             $0.97
                                               ================ ================== ==============
   Basic, pro forma                                   $1.03             $1.05             $0.93
                                               ================ ================== ==============
   Diluted, as reported                               $1.06             $1.04             $0.92
                                               ================ ================== ==============
   Diluted, pro forma                                 $0.99             $1.00             $0.88
                                               ================ ================== ==============

Advertising

Advertising costs are expensed as incurred. Advertising expense was $372,000, $454,000 and $362,000 for the years ending December 31, 2002, 2001 and 2000, respectively.

                                      (32)

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

New Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have a significant impact on its results of operations or financial position.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities. Under this Statement, a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a significant impact on the Company's results of operations or financial position.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, provides alternative methods of transition to the fair value method of accounting for stock-based compensation as required by SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require adoption of the fair value method of accounting for stock-based compensation provided by SFAS 123. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The Company intends to continue to utilize the recognition and measurement principles as allowed under SFAS 123.

Segments

The Company operates under one reportable segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

2.  Supplemental Cash Flow Information

Interest payments of $95,000, $892,000 and $889,000 were made during the years ending December 31, 2002, 2001 and 2000, respectively. Payments for income taxes of $7,156,000, $6,754,000 and $6,375,000 were made during the years ending December 31, 2002, 2001 and 2000, respectively.

3.  Certificate of Deposit

The $10 million certificate of deposit bears interest at 3.25% per annum and has a maturity date of June 12, 2004. There is a three-month interest penalty for early withdrawal.

                                      (33)

4.  Revolving Credit Facility

The Company has a $15,150,000 unsecured bank line of credit which matures July 31, 2003. The line of credit has certain financial covenants and prohibits the declaration or payments of dividends. Borrowings under the credit facility bear interest at prime rate less .5% or at LIBOR plus 1.60%. At December 31, 2002 and 2001, the Company had $3,566,000 and $446,000, respectively, outstanding under the credit facility bearing interest at 3.04% and 3.47%, respectively.

5.  Debt

Long-term debt at December 31, 2001, consisted of notes payable totaling $1,869,000, which were due in monthly installments of $36,000. Interest rates ranged from 7.47% to 7.52%, and the notes were collateralized by machinery and equipment.

6.  Income Taxes

The Company follows the liability method of accounting for income taxes which provides that deferred tax liabilities and assets are based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:

                                           Year Ending December 31,
                                      2002           2001          2000
                                  ------------------------------------------
                                               (in thousands)

         Current                   $  7,414       $  7,855        $  7,692
         Deferred                     1,085            475            (127)
                                  -------------- -------------- ------------
                                   $  8,499       $  8,330        $  7,565
                                  ============== ============== ============

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                            Year Ending December 31,
                                        2002          2001          2000
                                   ------------------------------------------
         Federal statutory rate          35%            35%          35%
         State income taxes, net
           of federal benefit             4              4            4
         Other                           (2)            (2)          (2)
                                   -------------- ------------- -------------
                                         37%            37%          37%
                                   ============== ============= =============

                                      (34)

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 is as follows:

                                                   2002         2001
                                              -------------------------
                                                   (in thousands)
       Deferred tax assets:
         Valuation reserves                    $    705     $    648
         Warranty accrual                         2,737        2,653
         Other accruals                             708          746
         Other, net                                  18           20
                                              ------------ ------------
                                               $  4,168     $  4,067
                                              ============ ============
       Deferred tax liability:
         Depreciation and amortization         $  4,070     $  2,884
                                              ============ ============

7.  Benefit Plans

The Company's stock option plan reserves 2,925,000 shares of common stock for issuance under the plan. Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant. Options granted to directors vest one year from the date of grant and are exercisable for nine years thereafter. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10. At December 31, 2002, 1,124,890 shares were available for future option grants. For the years ended December 31, 2002 and 2001, the Company reduced its income tax payable by $774,000 and $985,000, respectively, as a result of nonqualified stock options exercised under the Company's stock option plan. The number and exercise price of options granted were as follows:

                                      (35)

                                                               Weighted
                                                               Average
                                             Number         Exercise Price
                                            of Shares         Per Share
                                         ---------------- -------------------
Outstanding at January 1, 2000               2,184,300          $  3.50
  Granted                                       11,250             9.83
  Exercised                                   (288,113)            1.43
  Cancelled                                   (112,950)            5.00
                                         ---------------- -------------------
Outstanding at December 31, 2000             1,794,487          $  3.77
  Granted                                      196,875            11.49
  Exercised                                   (266,813)            2.47
  Cancelled                                    (69,600)            5.46
                                         ---------------- -------------------
Outstanding at December 31, 2001             1,654,949          $  5.01
  Granted                                           -                 -
  Exercised                                   (247,598)            3.57
  Cancelled                                   (129,808)            5.20
                                         ---------------- -------------------
Outstanding at December 31, 2002             1,277,543          $  5.33
                                         ================ ===================

The following is a summary of stock options outstanding as of December 31, 2002:

                                      Options Outstanding                           Options Exercisable
                       ---------------------------------------------------    ---------------------------------
                            Number                           Weighted                              Weighted
                        Outstanding at      Weighted         Average               Number          Average
      Range of           December 31,       Average         Remaining          Exercisable at      Exercise
   Exercise Prices           2002        Exercise Price  Contractual Life     December 31, 2002     Price
---------------------- ----------------- --------------- ----------------- -- ------------------ --------------
$   2.28 - $  3.39             542,168        $  3.06        4.34 Years                519,384        $  3.05
$   4.00 - $  5.78             556,625           5.17        6.44 Years                408,225           5.04
$   8.59 - $ 12.36             108,000           9.93        8.34 Years                 23,850           9.92
$  13.29 - $ 19.27              70,750          16.81        8.70 Years                 47,150          18.53
                           -----------          -----                                 --------          -----
                             1,277,543        $  5.33                                  998,609        $  4.76

                                      (36)

For purposes of the stock compensation information presented in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         2002          2001         2000
                                    -------------- ------------ ------------
     Expected dividend yield               *            0%            0%
     Expected volatility                   *          45.38%       51.99%
     Risk-free interest rate               *           5.04%        5.50%
     Expected life                         *           8 yrs        8 yrs

     *The Company granted no options in 2002.

The Company sponsors a defined contribution benefit plan. Employees may make contributions at a minimum of 1% and a maximum of 15% of compensation. The Company may, on a discretionary basis, contribute a Company matching contribution not to exceed 6% of compensation. The Company made matching contributions of $535,000 $504,000 and $493,000 in 2002, 2001 and 2000,
respectively. The Company made additional discretionary contributions of $325,000 and $1,308,000 during 2001 and 2000, respectively.

The Company maintains a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis. Profit sharing expense was $2,573,000, $2,507,000 and $2,277,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.  Stockholder Rights Plan

During 1999, the Board of Directors adopted a Stockholder Rights Plan (the "Plan") which was amended in 2002. Under the Plan, stockholders of record on March 1, 1999, received a dividend of one right per share of the Company's common stock. Stock issued after March 1, 1999, contains a notation incorporating the rights. Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of Series A Preferred Stock at an exercise price of $90. The rights are traded with the Company's common stock. The rights become exercisable after a person has acquired, or a tender offer is made for, 15% or more of the common stock of the Company. If either of these events occur, upon exercise the holder (other than a holder owning more than 15% of the outstanding stock) will receive the number of shares of the Company's common stock having a market value equal to two times the exercise price.

                                      (37)

The rights may be redeemed by the Company for $0.001 per right until a person or group has acquired 15% of the Company's common stock. The rights expire on August 20, 2012.

9.  Contingencies

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

10.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2002 and 2001:

                                                          Quarter Ending
                              March 31         June 30          September 30           December 31
                            ---------------------------------------------------------------------------
                                              (in thousands, except per share data)
2002
Net sales                    $   35,990      $   40,181         $    41,702            $  37,202
Gross profit                      9,617           9,737              10,401                8,127
Net income                        3,647           3,666               4,186                3,112
Earnings per share:
   Basic                           0.27            0.28                0.32                 0.24
   Diluted                         0.27            0.27                0.30                 0.23

                                                          Quarter Ending
                              March 31         June 30          September 30           December 31
                            ---------------------------------------------------------------------------
                                              (in thousands, except per share data)
2001
Net sales                    $   39,435      $   41,520         $    41,402            $  34,895
Gross profit                     11,262          10,882               8,733                7,976
Net income                        3,576           3,816               3,523                3,241
Earnings per share:
   Basic                           0.28            0.29                0.27                 0.25
   Diluted                         0.26            0.28                0.26                 0.24

                                      (38)

                                                                      Exhibit 23


                         Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-52824 and 333-23479) pertaining to the AAON, Inc. 1992 Stock Option Plan of our report dated February 7, 2003, with respect to the consolidated financial statements of AAON, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2002.


                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
March 26, 2003

                                      (39)

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of AAON, Inc. (the "Company"), on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Norman H. Asbjornson
------------------------
Norman H. Asbjornson
Chief Executive Officer
March 26, 2003

                                      (40)

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of AAON, Inc. (the "Company"), on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Kathy I. Sheffield
----------------------
Kathy I. Sheffield
Chief Financial Officer
March 26, 2003

                                      (41)