Form 10-Q
period 2003-03-31
AAON INC
filed 2003-05-06
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

                      Commission file number: 33-183336-LA


                                   AAON, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)


           Nevada                                               87-0448736
----------------------------                                    ----------
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

         Yes      |X|               No
             -------------             ----------

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         Yes      |X|               No
             -------------             ----------

         As of March 31, 2003, Registrant had outstanding a total of 12,791,383 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         On pages 6 through 11 of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, chillers, air-conditioning coils, air handlers and condensing units. The Company's primary products are its RK, RL, RM and RN Series units. The highly energy efficient RM and RN units, which were introduced in 2002, are replacing the RK. AAON has also introduced an expanded air handler product and a Modulating Hot Gas Reheat feature for the rooftop product lines, condensing units and air handlers. The new feature addresses humidity, mold and indoor air quality problems that plague many environments due to excessive moisture.

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

         Selling, general and administrative costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The warranty period is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25-year warranty.

         The plant and office facilities of AAON, Inc. consists of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (the "original facility"), and a 457,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") that is located across the street from the original facility. The Company utilizes 25% of the expansion space and the remaining 75% is leased to third parties. The operations of AAON Coil Products are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 226,000 square feet (219,000 sq. ft. of manufacturing/warehouse and 7,000 sq. ft. of office space).

         Set forth below is income statement information with respect to the Company for the three-months ended March 31, 2003, and 2002:

                                   AAON, Inc.
                      Consolidated Statements of Operations
                                                              Three Months Ended
                                                    March 31, 2003*         March 31, 2002*
                                                  -----------------       -----------------
                                                                (in thousands)
Net sales                                               $   32,856              $   35,990

Cost of Sales                                               24,159                  26,373
                                                  -----------------       -----------------
     Gross profit                                            8,697                   9,617

Selling, general and administrative expenses                 3,196                   3,936
                                                  -----------------       -----------------
     Income from operations                                  5,501                   5,681

Interest expense                                                 6                      28

Interest income                                                (58)                    (25)

Other (income) expense                                         (84)                    (63)
                                                  -----------------       -----------------
Income before income taxes                                   5,637                   5,741

Income tax provision                                         2,142                   2,094
                                                  -----------------       -----------------
     Net Income                                         $    3,495              $    3,647
                                                  =================       =================

    *Unaudited

         Results of Operations. Net sales decreased $3,134,000 (8.7%) to $32,856,000 from $35,990,000 for the three months ended March 31, 2003, compared to the same period in 2002. The decrease in sales was due to a slowdown in the construction market caused by a downturn in the economy and the continued uncertainty about future economic conditions. Sales to existing customers in the three months ended March 31, 2003 continued to account for 85% of the Company's business, with the balance coming from new business.

         Gross profit for the three months ended March 31, 2003 was 26.47% compared to 26.72% for the same period in 2002. The decrease in margins was primarily attributable to lower sales volume of higher margin orders and higher sales volume of lower margin orders.

         Selling, general and administrative expenses decreased by $740,000 (18.8%) to $3,196,000 from $3,936,000 for the three months ended March 31, 2003 compared to the same period in 2002. The decrease was primarily due to a decrease in warranty expense related to improved product quality.

         Interest expense decreased $22,000 for the three months ended March 31, 2003, compared to the same period in 2002, due to the retirement of all long-term debt in 2002 and lower average borrowings under the revolving credit facility.

         Interest income increased $33,000 for the three months ended March 31, 2003, compared to the same period in 2002 due to investments in short-term money markets and a certificate of deposit.

         The Company's effective tax rate increased 1% to 38% from 37% in 2003 compared to 2002.

         Financial Condition and Liquidity. Accounts receivable decreased $2.3 million at March 31, 2003, compared to December 31, 2002, due to improved collection results and a decrease in sales.

         Inventories increased $1.2 million at March 31, 2003, compared to December 31, 2002, due to the procurement of additional inventory required for the manufacturing of new products and to the rescheduling of some ship dates of equipment by the customer that increased finished goods in the first quarter of this year compared to 2002.

         Property, plant and equipment increased $1.3 million at March 31, 2003, compared to December 31, 2002, reflecting primarily additions to machinery and equipment and building renovations. All capital expenditures and building renovations were financed out of cash generated from operations.

         Accrued liabilities increased $3.1 million at March 31, 2003, compared to December 31, 2002, due primarily to timing of payments to vendors.

         Management believes the Company's bank revolving credit facility (or comparable financing) and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at March 31, 2003, see Note 6 to the financial statements included in this report.

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

         The following accounting policies may involve a higher degree of estimation or assumption:

         Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends in collections and write-offs, current customer status, the age of the receivable, economic conditions and other information. Aged receivables are reviewed on a monthly basis to determine if the reserve is adequate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         While the Company is exposed to changes in interest rates, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.

         Foreign sales account for less than 2% of the Company's total sales and the Company accepts payment for such sales only in U.S. dollars; hence the Company is not exposed to foreign currency exchange rate risk.

         Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its major suppliers on a term basis from six months to one year.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Within the 90-day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

     o the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     o the Company's disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

Changes in internal controls

         There have been no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

Item 5.  Other Events.

         On October 17, 2002, the Company announced a new stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through March 31, 2003, the Company had acquired 464,096 shares of its stock pursuant to its most recent buyback program.

                                   AAON, Inc.
                           Consolidated Balance Sheets
                                                                     March 31, 2003*        December 31, 2002
                                                                  -------------------      -------------------
                                                                      (in thousands, except per share data)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $  4,869                 $  5,071
   Accounts receivable, net                                                   20,053                   22,306
   Inventories                                                                15,585                   14,338
   Prepaid expenses                                                              579                      599
   Deferred income tax                                                         4,168                    4,168
                                                                  -------------------      -------------------
   Total current assets                                                       45,254                   46,482
                                                                  -------------------      -------------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                                          874                      874
   Buildings                                                                  18,530                   18,394
   Machinery and equipment                                                    40,751                   39,580
   Furniture and fixtures                                                      3,532                    3,497
                                                                  -------------------      -------------------
   Total property, plant & equipment                                          63,687                   62,345
   Less:  accumulated depreciation                                            28,352                   27,114
                                                                  -------------------      -------------------
   Net property, plant & equipment                                            35,335                   35,231

CERTIFICATE OF DEPOSIT                                                        10,000                   10,000
                                                                  -------------------      -------------------
Total assets                                                                $ 90,589                 $ 91,713
                                                                  ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving credit facility                                                $      -                 $  3,566
   Accounts payable                                                            8,292                    8,418
   Accrued liabilities                                                        16,402                   13,349
                                                                  -------------------      -------------------
   Total current liabilities                                                  24,694                   25,333
                                                                  -------------------      -------------------
DEFERRED TAX LIABILITY                                                         4,070                    4,070
                                                                  -------------------      -------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                                  -                        -
  Common stock, $.004 par value, 50,000,000 shares
     authorized; 12,791,383 and 13,030,916 issued
     and outstanding at March 31, 2003 and
     December 31, 2002, respectively                                              51                       52

  Additional paid-in capital                                                       -                        -
  Retained earnings                                                           61,774                   62,258
                                                                  -------------------      -------------------
Total stockholders' equity                                                    61,825                   62,310
                                                                  -------------------      -------------------
Total liabilities and stockholders' equity                                  $ 90,589                 $ 91,713
                                                                  ===================      ===================
*Unaudited

                                   AAON, Inc.
                      Consolidated Statements of Operations
                                                                          Three Months Ended
                                                                March 31, 2003*        March 31, 2002*
                                                              -----------------      -----------------
                                                          (in thousands, except share and per share data)
Net sales                                                            $  32,856              $  35,990

Cost of sales                                                           24,159                 26,373
                                                              -----------------      -----------------
    Gross profit                                                         8,697                  9,617

Selling, general and administrative expenses                             3,196                  3,936
                                                              -----------------      -----------------
    Income from operations                                               5,501                  5,681

Interest expense                                                             6                     28

Interest income                                                            (58)                   (25)

Other income                                                               (84)                   (63)
                                                              -----------------      -----------------
Income before income taxes                                               5,637                  5,741

Income tax provision                                                     2,142                  2,094
                                                              -----------------      -----------------
    Net Income                                                       $   3,495              $   3,647
                                                              =================      =================
Earnings Per Share**
    Basic                                                            $    0.27              $    0.27
                                                              =================      =================
    Diluted                                                          $    0.26              $    0.27
                                                              =================      =================

Weighted Average Shares Outstanding**
    Basic                                                           12,880,299             13,094,634
                                                              =================      =================
    Diluted                                                         13,415,455             13,689,822
                                                              =================      =================

 * Unaudited
** Reflects stock split effective June 4, 2002

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity
                                                 Common Stock          Paid in      Retained
                                            Shares         Amount      Capital      Earnings          Total
                                          -----------  ------------  -----------  -------------  --------------
                                                                  (in thousands)
Balance, December 31, 2002                    13,031         $  52        $   -       $ 62,258        $ 62,310

Exercise of Common Stock Options*                  8             -           28              -              28

Repurchase of Common Stock*                     (248)           (1)         (28)        (3,979)         (4,008)

Net Income*                                        -             -            -          3,495           3,495
                                          -----------  ------------  -----------  -------------  --------------
Balance, March 31, 2003*                      12,791         $  51        $   -       $ 61,774        $ 61,825
                                          ===========  ============  ===========  =============  ==============

*Unaudited

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows
                                                                          Three Months Ended    Three Months Ended
                                                                            March 31, 2003*       March 31, 2002*
                                                                         --------------------  --------------------
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                       $  3,495              $  3,647
                                                                                  -----------           -----------
    Adjustments to reconcile net income to net cash
    provided by operating activities-
        Depreciation and amortization                                                   1,238                 1,203

        Change in assets and liabilities:
            (Increase) decrease in:
             Accounts receivable                                                        2,253                   832
             Inventories                                                               (1,247)                 (598)
             Prepaid expenses                                                              20                  (211)

             Increase (decrease) in:
            Accounts payable                                                             (126)               (1,000)
            Accrued liabilities                                                         3,053                 3,137
                                                                                  -----------           -----------
                  Total adjustments                                                     5,191                 3,363
                                                                                  -----------           -----------
        Net cash provided by operating activities                                       8,686                 7,010
                                                                                  -----------           -----------

CASH FLOWS USED IN INVESTING ACTIVITIES**
    Capital expenditures                                                               (1,342)                 (322)
                                                                                  -----------           -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Borrowing under revolving credit facility
    Payments under revolving credit facility                                            6,324                 8,840
    Payments of long-term debt                                                         (9,890)               (6,582)
    Exercise of stock options                                                               -                  (135)
    Repurchase of common stock                                                             28                   719
                                                                                       (4,008)                    -
                                                                                  -----------           -----------
        Net cash provided by (used in) financing activities                            (7,546)                2,842
                                                                                  -----------           -----------

NET CHANGE IN CASH                                                                       (202)                9,530

CASH AND CASH EQUIVALENTS, beginning of period
                                                                                        5,071                 1,123
                                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                             $  4,869              $ 10,653
                                                                                  ===========           ===========
*Unaudited
**See Note 4 concerning certificates of deposits

                                   AAON, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003

1.  BASIS OF PRESENTATION:
    ----------------------
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2002, filed by AAON, Inc. with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. These reclassifications had no impact on net income. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

    STOCK COMPENSATION:
    ------------------
The Company accounts for its Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

                                                  March 31, 2003      March 31, 2002
                                                 ----------------    ----------------
                                                 (in thousands except per share data)
 Net income as reported                                   $3,495              $3,647
 Deduct:  Total stock-based employee
     compensation expense determined under
     fair value method for all awards, net of
     related tax effects                                   (131)               (291)
                                                 ================    ================
 Pro forma net income                                      3,364               3,356

 Earnings per share:
    Basic, as reported                                    $ 0.27              $ 0.27
                                                 ================    ================
    Basic, pro forma                                      $ 0.26              $ 0.26
                                                 ================    ================
    Diluted, as reported                                  $ 0.26              $ 0.27
                                                 ================    ================
    Diluted, pro forma                                    $ 0.25              $ 0.25
                                                 ================    ================

2.  CASH AND CASH EQUIVALENTS:
    --------------------------
Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

3.  INVENTORIES:
    ------------
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At March 31, 2003 (unaudited), and December 31, 2002, inventory and the related allowance for excess and obsolete inventories are as follows (in thousands):

                                              March 31, 2003      December 31, 2002
                                          -------------------    -------------------
 Raw materials                                       $11,243                $11,508
 Work in process                                       3,546                  2,750
 Finished goods                                        1,796                  1,080
                                          -------------------    -------------------
                                                     $16,585                $15,338
 Less: allowance for excess
 and obsolete raw materials inventory                  1,000                  1,000
                                          -------------------    -------------------
                                                     $15,585                $14,338
                                          ===================    ===================

4.  CERTIFICATE OF DEPOSITS:
    ------------------------
The $10 million certificate of deposit bears interest at 3.25% per annum and matures on June 12, 2004. There is a three-month interest penalty for early withdrawal.

5.  WARRANTIES:
    -----------
A provision is made for the estimated cost of warranty obligations at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the Company's warranty liability during the three months ended March 31, 2003, and 2002, are as follows (in thousands):

                                              March 31, 2003         March 31, 2002
                                            ------------------     ------------------
  Balance, beginning of the period                 $   7,200              $   7,000
  Warranties accrued during the period                   487                  1,277

  Warranties settled during the period                  (378)                  (442)
                                            ------------------     ------------------
                                                   $   7,309              $   7,835
                                            ==================     ==================

6.  REVOLVING CREDIT FACILITY:
    --------------------------
The $15,150,000 bank line of credit has interest payable monthly at LIBOR plus 1.60% (2.94% at March 31, 2003) with a maturity date of July 31, 2003. At March 31, 2003, the Company had no outstanding balance on the bank line of credit and had $3,566,000 outstanding at December 31, 2002.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b) Registrant did not file any reports on Form 8-K during the three-month period ended March 31, 2003.


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AAON, INC.



Dated:  May 2, 2003              By:         /s/ Norman H. Asbjornson
                                     -------------------------------------------
                                                 Norman H. Asbjornson
                                                       President



Dated:  May 2, 2003              By:          /s/ Kathy I. Sheffield
                                     -------------------------------------------
                                                  Kathy I. Sheffield
                                                       Treasurer

                                  CERTIFICATION

I.   I, Norman H. Asbjornson, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of AAON, Inc.

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Dated:  May 2, 2003                             /s/ Norman H. Asbjornson
                                                ---------------------------
                                                    Norman H. Asbjornson
                                                    Chief Executive Officer

                                  CERTIFICATION

II.  I, Kathy I. Sheffield, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of AAON, Inc.

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated:  May 2, 2003                          /s/ Kathy I. Sheffield
                                             ---------------------------
                                                 Kathy I. Sheffield
                                                 Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Norman H. Asbjornson
---------------------------
    Norman H. Asbjornson
    Chief Executive Officer

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kathy I. Sheffield
---------------------------
    Kathy I. Sheffield
    Chief Financial Officer