Form 10-Q
period 2003-06-30
AAON INC
filed 2003-08-13
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

                         Commission file number: 0-18953


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

As of June 30, 2003, Registrant had outstanding a total of 12,657,608 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         On pages 7 through 13 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, chillers, air-conditioning coils, air handlers and condensing units. The Company's primary products are its RK, RL, RM and RN Series units. The highly energy efficient RM and RN units, which were introduced in 2002, are replacing the RK. AAON has also introduced an expanded air handler product and a Modulating Hot Gas Reheat feature for the rooftop product lines, condensing units and air handlers. The new feature addresses humidity, mold and indoor air quality problems that plague many environments due to excessive moisture. The Company's newest product is the Model LL Chiller available in both air cooled condensing and enhanced energy conserving evaporative cooled configurations. The chillers have features that will enhance the ease of installation and maintenance and includes a remote monitoring and control system.

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

The principal element components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. The major component costs include compressors, electric motors and electronic controls.

Selling, general and administrative costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The plant and office facilities of AAON, Inc. consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (the "original facility"), and a 457,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") that is located across the street from the original facility. The Company utilizes 25% of the expansion facility and the remaining 75% is leased to third parties. The operations of AAON Coil Products are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 226,000 square feet (219,000 sq. ft. of manufacturing/warehouse and 7,000 sq. ft. of office space).

Set forth below is income statement information with respect to the Company for the three and six months ended June 30, 2003, and 2002:

                                   AAON, Inc.
                      Consolidated Statements of Operations
                                                   Three Months Ended                          Six Months Ended
                                            June 30, 2003*        June 30, 2002*       June 30, 2003*       June 30, 2002*
                                         ---------------------------------------------------------------------------------
                                                                          (in thousands)

Net sales                                       $  37,222             $  40,181            $  70,078            $  76,171

Cost of sales                                      28,414                30,444               52,573               56,817
                                         -----------------     -----------------     ----------------     ----------------

Gross profit                                        8,808                 9,737               17,505               19,354

Selling, general and
    administrative expenses                         3,512                 4,079                6,708                8,015
                                         -----------------     -----------------     ----------------     ----------------

Income from operations                              5,296                 5,658               10,797               11,339

Interest expense                                        9                    44                   15                   71

Interest income                                      (117)                  (17)                (175)                 (41)

Other income                                          (38)                  (94)                (122)                (157)
                                         -----------------     -----------------     ----------------     ----------------

Income before income taxes                          5,442                 5,725               11,079               11,466

Income tax provision                                2,085                 2,059                4,227                4,153
                                         -----------------     -----------------     ----------------     ----------------

Net income                                      $   3,357             $   3,666             $  6,852             $  7,313
                                         =================     =================     ================     ================

*Unaudited

Results of Operations. Net sales decreased $2,959,000 (7.4%) to $37,222,000 from $40,181,000 for the three months ended June 30, 2003, and $6,093,000 to $70,078,000 from $76,171,000 for the six months ended June 30, 2003, compared to the same periods in 2002. The decrease in sales continued to be the result of a lagging economy. Sales to existing customers in the six months ended June 30, 2003, accounted for 85% of the Company's business, with the balance coming from new business.

Gross profit decreased 9.5% from $9,737,000 to $8,808,000 for the three months ended June 30, 2003, and 9.6% from $19,354,000 to $17,505,000 for the six months ended June 30, 2003, compared to the same periods in 2002. The decrease in margins for the three and six months is attributable to lower sales volume of higher margin orders and higher sales volume of lower margin orders.

Selling, general and administrative expenses decreased $567,000 from $4,079,00 to $3,512,000 for the three months ended June 30, 2003, compared to June 30, 2002, primarily due to a decrease in warranty expense related to the introduction of new products in 2002, and improved product quality. SG&A expenses decreased $1,307,000 from $8,015,000 to $6,708,000 for the six months ended June 30, 2003, compared to the same period in 2002, due to a decrease in warranty expenses and agency certification costs related to the introduction of new products.

Interest expense decreased $35,000 from $44,000 to $9,000 for the three months ended June 30, 2003, and $56,000 from $71,000 to $15,000 for the six months ended June 30, 2003, compared to the same periods in 2002, due to the retirement of all long-term debt in 2002 and lower average borrowings under the revolving credit facility.

Interest income increased $100,000 from $17,000 to $117,000 for the three months ended June 30, 2003, and $134,000 from $41,000 to $175,000 for the six months ended June 30, 2003, compared to the same period in 2002 due to investments in short-term money market funds and a certificate of deposit.

The Company's effective tax rate increased by 1% to 38% from 37% in 2003 compared to 2002.

Financial Condition and Liquidity. Accounts receivable increased $4,997,000 from $22,306,000 to $27,303,000 due to an increase in sales in the month of June with $16,286,000 in current receivables.

Inventories decreased $429,000 from $14,338,000 to $13,909,000 at June 30, 2003, compared to December 31, 2002, due to increased sales in June, resulting in lower inventory levels.

Property, plant and equipment increased $3,606,000 from $62,345,000 to $65,951,000 with $813,000 of building renovations, $2,678,000 of manufacturing equipment additions and $115,000 of furniture and fixtures additions. All capital expenditures and building renovations were financed out of cash generated from operations.

Accounts payable and accrued liabilities increased by $2,123,000 at June 30, 2003, compared to December 31, 2002, due primarily to an increase in income tax payable and commissions payable.

Management believes the Company's bank revolving credit facility (or comparable financing) and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at June 30, 2003, see Note 7 to the financial statements included in this report.

Critical Accounting Policies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on the Company's results of operations, financial position and cash flows. The Company re-evaluates its estimates and assumptions on a monthly basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of this period covered by this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

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

Changes in internal controls

There have been no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses in financial reporting.


Item 5.   Other Events.

On October 17, 2002, the Company announced a new stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through June 30, 2003, the Company had acquired 640,664 shares of its stock pursuant to its most recent buyback program.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on May 28, 2003, Norman H. Asbjornson, John B. Johnson, Jr., and Charles C. Stephenson, Jr., were reelected as directors for three-year terms by votes of 10,039,853, 9,839,845 and 11,150,281 shares, respectively, "For"; 1,109,580, 1,310,908 and 472 shares, respectively, "Against"; and 1,210,287, 1,208,947 and 1,208,947, respectively, "Withheld Authority". Other directors whose terms of office continued after the meeting are: Thomas E. Naugle and Jerry E. Ryan, whose terms end in 2004; and William A. Bowen and Anthony Pantaleoni, whose terms end in 2005.

                                   AAON, Inc.
                           Consolidated Balance Sheets
                                                                        June 30, 2003*     December 31, 2002
                                                                       --------------------------------------
                                                                          (in thousands, except share data)
ASSETS
CURRENT ASSETS
    Cash and cash of equivalents                                           $      677            $     5,071
    Certificate of deposit                                                     10,000                      -
    Accounts receivable, net                                                   27,303                 22,306
    Inventories, net                                                           13,909                 14,338
    Prepaid expenses                                                              327                    599
    Deferred income tax                                                         4,168                  4,168
                                                                      ----------------       ----------------

    Total current assets                                                       56,384                 46,482
                                                                      ----------------       ----------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
    Land                                                                          874                    874
    Buildings                                                                  19,207                 18,394
    Machinery and equipment                                                    42,258                 39,580
    Furniture and fixtures                                                      3,612                  3,497
                                                                      ----------------       ----------------
    Total property, plant & equipment                                          65,951                 62,345
    Less: accumulated depreciation                                             29,654                 27,114
                                                                      ----------------       ----------------
    Net property, plant & equipment                                            36,297                 35,231

CERTIFICATE OF DEPOSIT                                                              -                 10,000
                                                                      ----------------       ----------------

    Total assets                                                          $    92,681            $    91,713
                                                                      ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Revolving credit facility                                             $     2,125            $     3,566
    Accounts payable                                                            8,816                  8,418
    Accrued liabilities                                                        15,074                 13,349
                                                                      ----------------       ----------------

    Total current liabilities                                                  26,015                 25,333
                                                                      ----------------       ----------------

DEFERRED TAX LIABILITY                                                          4,070                  4,070
                                                                      ----------------       ----------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par, 5,000,000 shares
        authorized, no shares issued                                                -                      -
    Common stock, $.004 par, 50,000,000 shares
        authorized, 12,657,608 and 13,030,916 issued and
        outstanding at June 30, 2003, and
        December 31, 2002, respectively                                            51                     52

    Additional paid-in capital                                                      -                      -
    Retained earnings                                                          62,545                 62,258
                                                                      ----------------       ----------------

    Total stockholders' equity                                                 62,596                 62,310
                                                                      ----------------       ----------------

    Total liabilities and stockholders' equity                            $    92,681            $    91,713
                                                                      ================       ================

*Unaudited

                                   AAON, Inc.
                      Consolidated Statements of Operations
                                                    Three Months Ended                          Six Months Ended
                                           June 30, 2003*         June 30, 2002*        June 30, 2003*      June 30, 2002*
                                       ------------------------------------------------------------------------------------
                                                                (in thousands, except share data)

Net sales                                       $  37,222              $  40,181             $  70,078           $  76,171

Cost of sales                                      28,414                 30,444                52,573              56,817
                                       -------------------    -------------------    ------------------   -----------------

Gross profit                                        8,808                  9,737                17,505              19,354

Selling, general and
    administrative expenses                         3,512                  4,079                 6,708               8,015
                                       -------------------    -------------------    ------------------   -----------------

Income from operations                              5,296                  5,658                10,797              11,339

Interest expense                                        9                     44                    15                  71

Interest income                                      (117)                   (17)                 (175)                (41)

Other income                                          (38)                   (94)                 (122)               (157)

Income before income taxes                          5,442                  5,725                11,079              11,466

Income tax provision                                2,085                  2,059                 4,227               4,153
                                       -------------------    -------------------    ------------------   -----------------

Net income                                      $   3,357              $   3,666              $  6,852            $  7,313
                                       ===================    ===================    ==================   =================

Earnings Per Share:
        Basic                                       $0.26                  $0.28                 $0.53               $0.56
                                       ===================    ===================    ==================   =================
        Diluted                                     $0.25                  $0.27                 $0.51               $0.53
                                       ===================    ===================    ==================   =================

Weighted Average Shares
    Outstanding:
        Basic                                  12,738,484             13,208,004            12,808,535          13,137,613
                                       ===================    ===================    ==================   =================
        Diluted                                13,239,864             13,782,289            13,326,803          13,722,352
                                       ===================    ===================    ==================   =================

*Unaudited

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity
                                                Common Stock                Paid-in         Retained
                                           Shares         Amount            Capital         Earnings          Total
                                         ------------------------------------------------------------------------------
                                                                        (in thousands)
Balance, December 31, 2002                   13,031          $   52             $   -         $ 62,258        $ 62,310

Exercise of common stock options*                51               -               209                -             209

Repurchase of common stock*                    (424)             (1)             (209)          (6,565)         (6,775)

Net income*                                       -               -                 -            6,852           6,852
                                         -----------    ------------      ------------     ------------    ------------

Balance, June 30, 2003*                      12,658          $   51             $   -         $ 62,545        $ 62,596
                                         ===========    ============      ============     ============    ============

*Unaudited

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows
                                                                  Six Months Ended                 Six Months Ended
                                                                   June 30, 2003*                   June 30, 2002*
                                                               --------------------------------------------------------
                                                                                   (in thousands)
OPERATING ACTIVITIES
    Net income                                                            $     6,852                     $      7,313
                                                               -----------------------          -----------------------

    Adjustments to reconcile net income to net cash
      provided by operating activities -
         Depreciation and amortization                                          2,540                            2,415
         Changes in assets and liabilities:
              Accounts receivable                                              (4,997)                           1,188
              Inventories                                                         429                           (1,685)
              Prepaid expenses                                                    272                             (291)
              Accounts payable                                                    398                              579
              Accrued liabilities                                               1,725                            2,145
                                                               -----------------------          -----------------------

    Total adjustments                                                             367                            4,351
                                                               -----------------------          -----------------------

    Net cash provided by operating activities                                   7,219                           11,664
                                                               -----------------------          -----------------------

INVESTING ACTIVITIES
    Capital expenditures                                                       (3,606)                          (1,403)
    Investment in certificate of deposit                                            -                          (10,000)
                                                               -----------------------          -----------------------
    Net cash used in investing activities                                      (3,606)                         (11,403)

FINANCING ACTIVITIES
    Borrowings under revolving credit agreement                                20,388                           16,686
    Payments under revolving credit agreement                                 (21,829)                         (17,132)
    Payments on long-term debt                                                      -                           (1,423)
    Stock options exercised                                                       209                              649
    Repurchase of common stock                                                 (6,775)                               -
                                                               -----------------------          -----------------------

    Net cash used in financing activities                                      (8,007)                          (1,220)
                                                               -----------------------          -----------------------

NET CHANGE IN CASH                                                             (4,394)                            (959)

CASH AND CASH EQUIVALENTS, beginning of period                                  5,071                            1,123
                                                               -----------------------          -----------------------

CASH AND CASH EQUIVALENTS, end of period                                   $      677                      $       164
                                                               =======================          =======================

*Unaudited

                                   AAON, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003

1. BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2002, filed by AAON, Inc. with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. These reclassifications had no impact on net income. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. STOCK COMPENSATION:

The Company accounts for its Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, is as follows:

                                                               Three Months Ended              Six Months Ended
                                                             June 30,       June 30,       June 30,        June 30,
                                                               2003           2002           2003            2002
                                                            ----------------------------------------------------------
                                                                        (in thousands, except share data)

   Net income as reported                                       $3,357         $3,666          $6,852          $7,313
   Deduct total stock-based employee
      compensation: Compensation expense
      determined under fair value method for all
      awards, net of related tax effects                          (184)          (263)           (315)           (554)
                                                            -----------    -----------    ------------    ------------

   Pro forma net income                                         $3,173         $3,403          $6,537          $6,759
                                                            ===========    ===========    ============    ============

   Earnings per share:
      Basic, as reported                                         $0.26          $0.28           $0.53           $0.56
                                                            ===========    ===========    ============    ============
      Basic, pro forma                                           $0.25          $0.26           $0.51           $0.51
                                                            ===========    ===========    ============    ============
      Diluted, as reported                                       $0.25          $0.27           $0.51           $0.53
                                                            ===========    ===========    ============    ============
      Diluted, pro forma                                         $0.24          $0.25           $0.49           $0.49
                                                            ===========    ===========    ============    ============

3. CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

4. INVENTORIES:

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At June 30, 2003 (unaudited), and December 31, 2002, inventory and the related allowance for excess and obsolete inventories are as follows (in thousands):

                                                                 June 30, 2003              December 31, 2002
                                                            -------------------------   -------------------------
       Raw materials                                                         $10,587                     $11,508
       Work in process                                                         3,232                       2,750
       Finished goods                                                          1,090                       1,080
                                                            -------------------------    ------------------------
                                                                             $14,909                     $15,338
       Less:  allowance for excess and obsolete
                  raw materials inventory                                      1,000                       1,000
                                                            -------------------------    ------------------------

       Total, net                                                            $13,909                     $14,338
                                                            =========================    ========================

5. CERTIFICATE OF DEPOSIT:

The $10 million certificate of deposit bears interest at 3.25% per annum and matures on June 12, 2004. There is a three-month interest penalty for early withdrawal.

6. WARRANTIES:

A provision is made for the estimated cost of warranty obligations at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the Company's warranty liability during the three and six months ended June 30, 2003, and 2002, are as follows (in thousands):

                                                      Three Months Ended            Six Months Ended
                                                    June 30,       June 30,      June 30,      June 30,
                                                      2003           2002          2003          2002
                                                   ------------  -------------  ------------  ------------
     Balance, beginning of period                      $ 7,309        $ 7,835       $ 7,200       $ 7,000
     Warranties accrued during the period                  739            320         1,226         1,597
     Warranties settled during the period               (2,105)          (987)       (2,483)       (1,429)
                                                   ------------  -------------  ------------  ------------
     Balance, end of period                            $ 5,943        $ 7,168       $ 5,943       $ 7,168
                                                   ============  =============  ============  ============

7. REVOLVING CREDIT FACILITY:

The $15,150,000 bank line of credit has interest payable monthly at LIBOR plus 1.60% (2.92% at June 30, 2003). On July 31, 2003, the Company renewed the line of credit with a new maturity date of July 1, 2004. At June 30, 2003, the Company had $2,125,000 outstanding balance on the bank line of credit and had $3,566,000 outstanding at December 31, 2002.

8. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended                       Six Months Ended
                                            June 30, 2003       June 30, 2002       June 30, 2003      June 30, 2002
                                            --------------------------------------------------------------------------
                                                                (in thousands, except share data)
Numerator:
Income available to common
   stockholders                                    $ 3,357            $ 3,666             $ 6,852             $ 7,313

Denominator:
Denominator for basic earnings per share
   - weighted average shares                    12,738,484         13,208,004          12,808,535          13,137,613
Effect of dilutive employee stock options
                                                   501,380            574,285             518,268             584,739
                                            ---------------     --------------      --------------     ---------------
Denominator for diluted earnings per
   share - weighted average shares              13,239,864         13,782,289          13,326,803          13,722,352
                                            ===============     ==============      ==============     ===============

                                            ---------------     --------------      --------------     ---------------
Basic earnings per share                            $ 0.26             $ 0.28              $ 0.53              $ 0.56
                                            ===============     ==============      ==============     ===============
Diluted earnings per share                          $ 0.25             $ 0.27              $ 0.51              $ 0.53
                                            ===============     ==============      ==============     ===============


9. NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Adoption of Statement 143 did not have a material impact on AAON's financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (the Interpretation). The interpretation provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. The Interpretation requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation were effective immediately for all variable interest entities created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the Interpretation did not have a material impact on AAON's financial position or results of operations.


10. FOOTNOTES INCORPORATED BY REFERENCE:

Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 2002, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

       Note                                Description
   ==============     ==========================================================

         1            Business, Summary of Significant Accounting Policies
                      and Other Financial Data
         6            Income Taxes
         7            Benefit Plans
         8            Stockholder Rights Plan
         9            Contingencies

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b) Registrant did not file any reports on Form 8-K during the three-month period ended June 30, 2003.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AAON, INC.



Dated:  August 12, 2003               By:   /s/ Norman H. Asbjornson
                                           ------------------------------
                                                Norman H. Asbjornson
                                                      President



Dated:  August 12, 2003               By:   /s/ Kathy I. Sheffield
                                           ------------------------------
                                                Kathy I. Sheffield
                                                      Treasurer

                                                                    Exhibit 31.1

                                  CERTIFICATION

I.   I, Norman H. Asbjornson, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of AAON, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)   (Intentionally omitted)

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated:  August 12, 2003                               /s/ Norman H. Asbjornson
                                                      -------------------------
                                                      Norman H. Asbjornson
                                                      Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

II.  I, Kathy I. Sheffield, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of AAON, Inc.

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)   (Intentionally omitted)

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated:  August 12, 2003                               /s/ Kathy I. Sheffield
                                                      ------------------------
                                                      Kathy I. Sheffield
                                                      Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Norman H. Asbjornson
-------------------------
Norman H. Asbjornson
Chief Executive Officer

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Kathy I. Sheffield
-----------------------
Kathy I. Sheffield
Chief Financial Officer