Form 10-Q
period 2003-09-30
AAON INC
filed 2003-11-14
CIK 824142

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003

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

As of October 31, 2003, Registrant had outstanding a total of 12,812,508 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         On pages 6 through 12 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company engineers, manufactures and markets commercial rooftop air-conditioning, heating and heat recovery equipment, chillers, air-conditioning coils, air handlers and condensing units. The Company's primary products are its RK, RL, RM and RN Series units. The RM and RN units, which were introduced in 2002, are replacing the RK. AAON has also introduced an expanded air handler product and a Modulating Hot Gas Reheat feature for the rooftop product lines, condensing units and air handlers. The Company's newest product is the Model LL Chiller available in both air cooled condensing and evaporative cooled configurations.

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

Set forth below is income statement information with respect to the Company for the three and nine months ended September 30, 2003, and 2002:

                                   AAON, Inc.
                      Consolidated Statements of Operations
                                                  Three Months Ended                           Nine Months Ended
                                        Sept. 30, 2003*        Sept. 30, 2002*        Sept. 30, 2003*     Sept. 30, 2002*
                                       ------------------------------------------------------------------------------------
                                                                         (in thousands)
Net sales                                       $  41,003              $  41,702            $  111,081          $  117,873

Cost of sales                                      31,491                 31,301                84,064              88,118
                                       -------------------    -------------------    ------------------   -----------------

Gross profit                                        9,512                 10,401                27,017              29,755

Selling, general and
    administrative expenses                         3,861                  3,992                10,569              12,007
                                       -------------------    -------------------    ------------------   -----------------

Income from operations                              5,651                  6,409                16,448              17,748

Interest expense                                        6                      1                    21                  72

Interest income                                       (84)                   (83)                 (259)               (124)

Other income                                          (45)                   (80)                 (167)               (237)
                                       -------------------    -------------------    ------------------   -----------------
Income before income taxes                          5,774                  6,571                16,853              18,037

Income tax provision                                2,139                  2,385                 6,366               6,538
                                       -------------------    -------------------    ------------------   -----------------
Net income                                      $   3,635              $   4,186            $   10,487          $   11,499
                                       ===================    ===================    ==================   =================
*Unaudited

Results of Operations. Net sales decreased $699,000 (1.7%) to $41,003,000 from $41,702,000 for the three months ended September 30, 2003, and $6,792,000 (5.8%)
to $111,081,000 from $117,873,000 for the nine months ended September 30, 2003, compared to the same periods in 2002. The decrease in sales for the three and nine months ended September 30, 2003, compared to the same period in 2002, was primarily due to economic conditions in the United States. However, there was an improvement noted in the third quarter compared to the first and second quarters. Sales to existing customers in the nine months ended September 30, 2003, accounted for 85% of the Company's business, with the balance coming from new business.

Gross profit decreased $899,000 (8.6%) to $9,512,000 from $10,401,000 for the three months ended September 30, 2003, and $2,738,000 (9.2%) to $27,017,000 from
$29,755,000 for the nine months ended September 30, 2003, compared to the same periods in 2002. The decrease for the three months ended September 30, 2003, was primarily due to efficiency issues related to the manufacturing of new products. The decrease in margins for the first nine months of the year was primarily attributable to lower sales volume of higher margin orders and higher sales volume of lower margin orders.

Selling, general and administrative expenses decreased $131,000 (3.3%) to $3,861,000 from $3,992,000 for the three months ended September 30, 2003, compared to September 30, 2002, primarily due to a decrease in warranty expense related to the introduction of new products in 2002, and improved product quality. SG&A expenses decreased $1,438,000 (12.0%) to $10,569,000 from $12,007,000 for the nine months ended September 30, 2003, compared to the same period in 2002, due to a decrease in warranty expenses and agency certification costs related to the introduction of new products in the earlier periods.

The Company's effective tax rate increased by 1% to 38% from 37% in 2003 compared to 2002.

Financial Condition and Liquidity. The Company generated $15,915,000 and $14,647,000 cash from operating activities during the nine months ended September 30, 2003, and September 30, 2002, respectively. The cash generated allowed for the repurchase of company stock totaling $9,132,000 and capital expenditures totaling $3,964,000 in 2003. These funds and subsequent cash flows will be retained for general working capital purposes, continuance of the company stock buyback program, capital expenditures which include machinery, equipment and buildings, and future business opportunities.

Accounts receivable increased $2,100,000 from $22,306,000 to $24,406,000 at September 30, 2003, compared to December 31, 2002, due to an increase in sales in the third quarter as compared to the fourth quarter 2002, and timing of receipts.

Inventories decreased $158,000 from $14,338,000 to $14,180,000 at September 30, 2003, compared to December 31, 2002, due to an increase in sales in the third quarter of 2003, resulting in lower inventory levels as compared to the fourth quarter 2002.

Property, plant and equipment increased $3,964,000 from $62,345,000 to $66,309,000 at September 30, 2003 compared to December 31, 2002. The additions were comprised of $1,136,000 of building renovations, $2,624,000 of manufacturing equipment additions, primarily due to the purchase of sheet metal and refrigeration equipment, and $204,000 of furniture and fixtures additions. All capital expenditures and building renovations were financed out of cash generated from operations.

Accounts payable and accrued liabilities increased $3,967,000 from $21,767,000 to $25,734,000 at September 30, 2003, compared to December 31, 2002, due primarily to an increase in income taxes and commissions payable.

Management believes the Company's bank revolving credit facility (or comparable financing) and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at September 30, 2003, see Note 7 to the financial statements included in this report.

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

The following accounting policies may involve a higher degree of estimation or assumption:

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends in collections and write-offs, current customer status, the age of the receivable, economic conditions and other information. Aged receivables are reviewed to determine if the reserve is adequate.

Allowance for Excess and Obsolete Inventories - The Company establishes an allowance for excess and obsolete inventories based on the change in inventory requirements due to product line changes, the feasibility of using parts for upgraded part substitutions, the required parts needed for part supply sales and replacement parts.

Warranty - A provision is made for the estimated cost of warranty obligation at the time the product is shipped and revenue is recognized. The warranty period is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years. Warranty expense is estimated based on the Company's warranty period, historical warranty trends and associated costs, and any known identifiable warranty issues. Due to the absence of warranty history on new products, an additional provision may be made for such products.


Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "believes," "seeks," "estimates," "will," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in material prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year and (4) general economic, market or business conditions.


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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

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

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor has there been any need for any corrective actions with regard to significant deficiencies or material weaknesses in financial reporting.


Item 5.   Other Events.

On October 17, 2002, the Company announced a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through September 30, 2003, the Company had acquired 769,664 shares of its stock pursuant to its current buyback program.

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                                                            Sept. 30, 2003*       December 31, 2002
                                                                      ----------------------------------------------
                                                                              (in thousands, except share data)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                               $     4,616              $     5,071
     Certificate of deposit                                                       10,000                        -
     Accounts receivable, net                                                     24,406                   22,306
     Inventories, net                                                             14,180                   14,338
     Prepaid expenses                                                              1,090                      599
     Deferred income tax                                                           4,168                    4,168
                                                                      -------------------      -------------------
     Total current assets                                                         58,460                   46,482
                                                                      -------------------      -------------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                            874                      874
     Buildings                                                                    19,530                   18,394
     Machinery and equipment                                                      42,204                   39,580
     Furniture and fixtures                                                        3,701                    3,497
                                                                      -------------------      -------------------
     Total property, plant & equipment                                            66,309                   62,345
     Less: accumulated depreciation                                               31,008                   27,114
                                                                      -------------------      -------------------
     Net property, plant & equipment                                              35,301                   35,231

CERTIFICATE OF DEPOSIT                                                                 -                   10,000
                                                                      -------------------      -------------------
     Total assets                                                            $    93,761              $    91,713
                                                                      ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Revolving credit facility                                               $         -              $     3,566
     Accounts payable                                                              9,584                    8,418
     Accrued liabilities                                                          16,150                   13,349
                                                                      -------------------      -------------------
     Total current liabilities                                                    25,734                   25,333
                                                                      -------------------      -------------------
DEFERRED TAX LIABILITY                                                             4,070                    4,070
                                                                      -------------------      -------------------
STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par, 5,000,000 shares
          authorized, no shares issued                                                 -                        -
     Common stock, $.004 par, 50,000,000 shares
          authorized, 12,541,233 and 13,030,916 issued and
          outstanding at Sept. 30, 2003 and
          December 31, 2002, respectively                                             50                       52

     Additional paid-in capital                                                        -                        -
     Retained earnings                                                            63,907                   62,258
                                                                      -------------------      -------------------
     Total stockholders' equity                                                   63,957                   62,310
                                                                      -------------------      -------------------
     Total liabilities and stockholders' equity                              $    93,761              $    91,713
                                                                      ===================      ===================
*Unaudited

                                   AAON, Inc.
                      Consolidated Statements of Operations
                                                  Three Months Ended                           Nine Months Ended
                                           Sept. 30, 2003*        Sept. 30, 2002*       Sept. 30, 2003*     Sept. 30, 2002*
                                       ------------------------------------------------------------------------------------
                                                                (in thousands, except share data)
Net sales                                       $  41,003              $  41,702            $  111,081          $  117,873

Cost of sales                                      31,491                 31,301                84,064              88,118
                                       -------------------    -------------------    ------------------   -----------------

Gross profit                                        9,512                 10,401                27,017              29,755

Selling, general and
    administrative expenses                         3,861                  3,992                10,569              12,007
                                       -------------------    -------------------    ------------------   -----------------
Income from operations                              5,651                  6,409                16,448              17,748

Interest expense                                        6                      1                    21                  72

Interest income                                       (84)                   (83)                 (259)               (124)

Other income                                          (45)                   (80)                 (167)               (237)
                                       -------------------    -------------------    ------------------   -----------------
Income before income taxes                          5,774                  6,571                16,853              18,037

Income tax provision                                2,139                  2,385                 6,366               6,538
                                       -------------------    -------------------    ------------------   -----------------
Net income                                      $   3,635              $   4,186            $   10,487          $   11,499
                                       ===================    ===================    ==================   =================
Earnings Per Share:
        Basic                                   $    0.29              $    0.32            $     0.82          $     0.87
                                       ===================    ===================    ==================   =================
        Diluted                                 $    0.27              $    0.30            $     0.79          $     0.84
                                       ===================    ===================    ==================   =================
Weighted Average Shares
    Outstanding:
        Basic                                  12,593,711             13,220,792            12,736,140          13,165,747
                                       ===================    ===================    ==================   =================
        Diluted                                13,292,444             13,794,595            13,314,563          13,746,839
                                       ===================    ===================    ==================   =================
*Unaudited

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                  Common Stock                Paid-in         Retained
                                             Shares          Amount           Capital         Earnings          Total
                                         ------------------------------------------------------------------------------
                                                                        (in thousands)
Balance, December 31, 2002                   13,031          $   52             $   -         $ 62,258        $ 62,310

Exercise of common stock options*                61               -               292                -             292

Repurchase of common stock*                    (551)             (2)             (292)          (8,838)         (9,132)

Net income*                                       -               -                 -           10,487          10,487
                                         -----------    ------------      ------------     ------------    ------------
Balance, September 30, 2003*                 12,541          $   50             $   -         $ 63,907        $ 63,957
                                         ===========    ============      ============     ============    ============

*Unaudited

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows

                                                                    Nine Months Ended                Nine Months Ended
                                                                     Sept. 30, 2003*                  Sept. 30, 2002*
                                                               --------------------------------------------------------
                                                                                   (in thousands)
OPERATING ACTIVITIES
    Net income                                                           $     10,487                     $     11,499
                                                               -----------------------          -----------------------

    Adjustments to reconcile net income to net cash
      provided by operating activities -
         Depreciation and amortization                                          3,894                            3,591
         Changes in assets and liabilities:
              Accounts receivable                                              (2,100)                          (3,502)
              Inventories                                                         158                           (1,166)
              Prepaid expenses                                                   (491)                            (775)
              Accounts payable                                                  1,166                            1,219
              Accrued liabilities                                               2,801                            3,781
                                                               -----------------------          -----------------------
    Total adjustments                                                           5,428                            3,148
                                                               -----------------------          -----------------------
    Net cash provided by operating activities                                  15,915                           14,647
                                                               -----------------------          -----------------------

INVESTING ACTIVITIES
    Capital expenditures                                                       (3,964)                          (2,835)
    Investment in certificate of deposit                                            -                          (10,000)
                                                               -----------------------          -----------------------
    Net cash used in investing activities                                      (3,964)                         (12,835)
                                                               -----------------------          -----------------------

FINANCING ACTIVITIES
    Borrowings under revolving credit agreement                                26,862                           23,613
    Payments under revolving credit agreement                                 (30,428)                         (24,058)
    Payments on long-term debt                                                      -                           (1,424)
    Stock options exercised                                                       292                              718
    Repurchase of common stock                                                 (9,132)                               -
                                                               -----------------------          -----------------------
    Net cash used in financing activities                                     (12,406)                          (1,151)
                                                               -----------------------          -----------------------
NET CHANGE IN CASH                                                               (455)                             661

CASH AND CASH EQUIVALENTS, beginning of period                                  5,071                            1,123
                                                               -----------------------          -----------------------
CASH AND CASH EQUIVALENTS, end of period                                 $      4,616                     $      1,784
                                                               =======================          =======================
*Unaudited

                                   AAON, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

1. BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2002, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                                                           Three Months Ended                  Nine Months Ended
                                                       Sept. 30,         Sept. 30,        Sept. 30,         Sept. 30,
                                                         2003              2002              2003             2002
                                                     -------------------------------------------------------------------
                                                                     (in thousands, except share data)
Net income as reported                                    $  3,635          $  4,186         $ 10,487          $ 11,499

Deduct total stock-based employee
   compensation: Compensation expense
   determined under fair value method for all
   awards, net of related tax effects                          117               268              432               822
                                                     --------------    --------------    -------------    --------------
Pro forma net income                                      $  3,518          $  3,918         $ 10,055          $ 10,677
                                                     ==============    ==============    =============    ==============
Earnings per share:
   Basic, as reported                                     $   0.29          $   0.32         $   0.82          $   0.87
                                                     ==============    ==============    =============    ==============
   Basic, pro forma                                       $   0.28          $   0.30         $   0.79          $   0.81
                                                     ==============    ==============    =============    ==============
   Diluted, as reported                                   $   0.27          $   0.30         $   0.79          $   0.84
                                                     ==============    ==============    =============    ==============
   Diluted, pro forma                                     $   0.26          $   0.28         $   0.76          $   0.78
                                                     ==============    ==============    =============    ==============

3. CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

4. INVENTORIES:

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At September 30, 2003 (unaudited), and December 31, 2002, inventory and the related allowance for excess and obsolete inventories are as follows (in thousands):

                                                               Sept. 30, 2003         Dec. 31, 2002
                                                            ---------------------  ---------------------
       Raw materials                                                     $10,447                $11,508
       Work in process                                                     3,135                  2,750
       Finished goods                                                      1,598                  1,080
                                                            ---------------------  ---------------------
                                                                         $15,180                $15,338
       Less:  allowance for excess and obsolete
              raw materials inventory                                      1,000                  1,000
                                                            ---------------------  ---------------------
       Total, net                                                        $14,180                $14,338
                                                            =====================  =====================

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

Changes in the Company's warranty liability during the three and nine months ended September 30, 2003, and 2002, are as follows (in thousands):

                                                      Three Months Ended           Nine Months Ended
                                                   Sept. 30,      Sept. 30,     Sept. 30,      Sept. 30,
                                                      2003           2002          2003           2002
                                              ---------------  -------------  ------------  -------------
Balance, beginning of period                         $ 5,943        $ 7,168       $ 7,200        $ 7,000
Warranties accrued during the period                   1,033          1,164         2,259          3,807
Warranties settled during the period                    (844)          (855)       (3,327)        (3,330)
                                                    ---------      ---------     ---------      ---------
Balance, end of period                               $ 6,132        $ 7,477       $ 6,132        $ 7,477
                                                    =========      =========     =========      =========

7. REVOLVING CREDIT FACILITY:

The Company's $15,150,000 bank line of credit has interest payable monthly at LIBOR plus 1.60% (2.72% at September 30, 2003), with a maturity date of July 31, 2004. At September 30, 2003, the Company had no outstanding balance on the bank line of credit and had $3,566,000 outstanding at December 31, 2002.

8. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended                       Nine Months Ended
                                            Sept. 30, 2003      Sept. 30, 2002      Sept. 30, 2003      Sept. 30, 2002
                                            ----------------------------------------------------------------------------
                                                                 (in thousands, except share data)
Numerator:
Income available to common
   stockholders                              $        3,635       $       4,186       $      10,487       $      11,499

Denominator:
Denominator for basic earnings per share
   - weighted average shares                     12,593,711          13,220,792          12,736,140          13,165,747
Effect of dilutive employee stock options
                                                    698,733             573,803             578,423             581,092
                                            ----------------    ----------------    ----------------   -----------------
Denominator for diluted earnings per
   share - weighted average shares               13,292,444          13,794,595          13,314,563          13,746,839

Basic earnings per share                             $ 0.29              $ 0.32              $ 0.82              $ 0.87
                                            ================    ================    ================   =================
Diluted earnings per share                           $ 0.27              $ 0.30              $ 0.79              $ 0.84
                                            ================    ================    ================   =================

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b) Reports on Form 8-K: Registrant filed one report on Form 8-K during the three-month period ended September 30, 2003, reporting an amendment of its Second Revolving Credit Loan Agreement on July 30, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AAON, INC.



Dated:  November 11, 2003                   By:  /s/ Norman H. Asbjornson
                                                 -------------------------
                                                     Norman H. Asbjornson
                                                     President/CEO



Dated:  November 11, 2003                   By:  /s/ Kathy I. Sheffield
                                                 -------------------------
                                                     Kathy I. Sheffield
                                                     Treasurer

                                                                    Exhibit 31.1

                                  CERTIFICATION

I. I, Norman H. Asbjornson, certify that::

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

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated:  November 11, 2003                      /s/ Norman H. Asbjornson
                                               ------------------------
                                               Norman H. Asbjornson
                                               President/Chief Executive Officer

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

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated:  November 11, 2003                      /s/ Kathy I. Sheffield
                                               -----------------------
                                               Kathy I. Sheffield
                                               Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, President/Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Norman H. Asbjornson
-------------------------
Norman H. Asbjornson
President/Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Kathy I. Sheffield
-----------------------
Kathy I. Sheffield
Chief Financial Officer