Form 10-K
period 2003-12-31
AAON INC
filed 2004-03-12
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2003

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

         The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of Registrant's common stock on the last business day of Registrant's most recently completed second quarter (June 30, 2003) was $171,059,000.

         As of February 27, 2004, Registrant had outstanding a total of 12,566,533 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 25, 2004, are incorporated into Part III.

                                TABLE OF CONTENTS

                                                                           Page
Item Number and Caption                                                   Number

PART I

1.   Business.                                                               1

2.   Properties.                                                             4

3.   Legal Proceedings.                                                      5

4.   Submission of Matters to a Vote of Security Holders.                    5

PART II

5.   Market for Registrant's Common Equity and Related Stockholder
       Matters and Purchases of Equity Securities.                           6

6.   Selected Financial Data.                                                7

7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations.                                            8

7A.  Quantitative and Qualitative Disclosures About Market Risk.            13

8.   Financial Statements and Supplementary Data.                           13

9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure.                                            13

9A.  Controls and Procedures.                                               14

PART III

10.  Directors and Executive Officers of Registrant.                        15

11.  Executive Compensation.                                                15

12.  Security Ownership of Certain Beneficial Owners and Management.        15

13.  Certain Relationships and Related Transactions.                        16

14.  Principal Accountant Fees and Services.                                16

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.       17

                                     PART I

Item 1.  Business.

General Development and Description of Business

AAON, Inc., a Nevada corporation ("AAON-Nevada" or, including its subsidiaries, the "Company" or "AAON"), was incorporated on August 18, 1987.

AAON, Inc., an Oklahoma corporation ("AAON-Oklahoma"), was incorporated on August 15, 1988, for the purpose of acquiring the assets, subject to certain liabilities, of the Heating, Ventilation and Air-Conditioning ("HVAC") Division of John Zink Company in Tulsa, Oklahoma. In 1989, pursuant to a Conversion/Exchange Agreement, AAON-Oklahoma became a wholly-owned subsidiary of AAON-Nevada.

AAON-Oklahoma is engaged in the manufacture and sale of air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, condensing units and coils.

In 1991, AAON Coil Products, Inc. ("ACP", formerly CP/AAON, Inc.), a Texas corporation, was organized as a wholly-owned subsidiary of AAON-Nevada to purchase most of the assets of a company in Longview, Texas. ACP manufactures coils used in the Company's products.

Products and Markets

The Company's products (identified above) serve the commercial and industrial new construction and replacement markets. To date virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for only 2% of its sales in 2003.

The rooftop and condenser markets consist of units installed on commercial or industrial structures of generally less than 10 stories in height. Air-handling units, chillers and coils are applicable to all sizes of commercial and industrial buildings.

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

Based on its 2003 level of sales, approximately $149 million, the Company has a 13% share of the rooftop market and a 1% share of the coil market. Approximately 57% of the Company's sales now come from new construction and 43% from renovation/replacements. The percentage of sales for new construction vs. replacement to particular customers is related to their stage of development. In the case of Wal-Mart, due to its growth posture, the Company's sales to this major customer were approximately 75% for new construction and 25% replacement.

The Company purchases certain components, fabricates sheet metal and tubing and then assembles and tests its finished products. The Company's primary finished products consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary" products. The Company's other finished products are coils consisting of a sheet metal casing with tubing and fins contained therein, air-handling units consisting of coils, blowers and filters, and condensing units consisting of coils, fans and compressors, which, with the addition of a refrigerant-to-water heat exchanger, become chillers.

The Company currently has five groups of rooftop products: its RM and RN Series offered in 21 cooling sizes ranging from two to 70 tons; its RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons; its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in nine sizes ranging from four to 50 tons; and its HA/HB Series, which is offered in 11 sizes ranging from two to 50 tons. The Company's air-handling units consist of the H/V Series and the Celebrity Series. The Company's condensing units consist of the CA and CB Series. The Company's heat recovery option applicable to its RM, RN and RL units, as well as its Celebrity air handlers, respond to the U.S. Clean Air Act mandate to increase fresh air in commercial structures.

The Company's products are designed to compete on the higher quality end of standardized products. Performance characteristics of its products range in cooling capacity from 28,000-4,320,000 BTU's and in heating capacity from 69,000-3,990,000 BTU's. All of the Company's products meet the Department of Energy's efficiency standards, which are published to define the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which can involve multiple units.

The Company has developed a prototype wall-hung heating and air-conditioning unit which it has begun to market for commercial buildings requiring a product designed for small space(s). Pilot production and testing of this product began in 2001. Since marketing activities have just recently commenced, sales to date have not been significant. The Company also has developed and is beginning to market a residential condensing unit (CB Series).

Major Customers

The Company's largest customer last year was Wal-Mart Stores, Inc. Sales to Wal-Mart were 18% and 14% of total sales, respectively, in 2003 and 2002. The Company has no written contract with this customer.

The loss of Wal-Mart would have a material adverse affect on the Company. However, with the continuing expansion of the Company's customer base, management believes that the extent of its dependence on sales to this customer will diminish over a period of time.

In order to diversify its customer base, the Company has added to and/or upgraded its sales representation in various markets.

Sources and Availability of Raw Materials

The most important materials purchased by the Company are steel, copper and aluminum, which are obtained from domestic suppliers. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, consistent with meeting specified quality standards. The Company is not dependent upon any one source for its raw materials or the major components of its manufactured products. By having multiple suppliers, the Company believes that it will have adequate sources of supplies to meet its manufacturing requirements for the foreseeable future.

Further, the Company attempts to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to one year.

Distribution

The Company employs a sales staff of nine individuals and utilizes approximately 84 independent manufacturer representatives' organizations having 101 offices to market its products in the United States. The Company also has one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from the Company's Tulsa and Longview plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

The Company's products and sales strategy focus on "niche" markets. The targeted markets for its equipment are customers seeking products of better quality than offered, and/or options not offered, by standardized manufacturers.

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

Research and Development

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. R&D has involved the HB, RM, RN and RL (rooftop units), LL (chillers), CB (condensing units) and WA (wall-hung units), as well as component evaluation and refinement, development of control systems and new product development. In the last three years, the Company has incurred an average of $796,000 per year in research and development expense.

Backlog

The Company had a current backlog as of March 1, 2004, of $37,384,000, compared to $24,972,000 at March 1, 2003. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2004; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. The Company regularly reviews its working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Its greatest needs arise during the months of July-November, the peak season for inventory (primarily purchased material) and accounts receivable. The Company's working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $15,150,000. The Company believes that it will have sufficient funds available to meet its working capital needs for the foreseeable future.

Seasonality

Sales of the Company's products are moderately seasonal with the peak period being July-November of each year.

Competition

In the domestic market, the Company competes primarily with Trane Company, a division of American Standard, Inc., Carrier Corporation, a subsidiary of United Technologies Corporation, Lennox International, Inc., and York International Corporation. All of these competitors are substantially larger and have greater resources than the Company. The Company competes primarily on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, the Company often is at a competitive disadvantage on sales of its products because of the emphasis placed on initial cost; whereas, in the replacement market and other owner-controlled purchases, the Company has a better chance of getting the business since quality and long-term cost are generally taken into account.

Employees

As of March 1, 2004, the Company had 989 employees and 262 temporaries, none of whom are represented by unions. Management considers its relations with its employees to be satisfactory.

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

The original facility's manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and NC punching equipment. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $12.1 million per month in 2003, which is 60% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company.

The expansion facility, which was purchased in 1997, is 25% (122,000 sq. ft.) utilized by the Company and 75% leased to a third party. The Company uses 22,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 80,000 sq. ft. for manufacturing. The remaining 357,000 sq. ft. will afford the Company additional plant space for long-term growth.

The operations of ACP are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 226,000 sq. ft. on 14 acres. The manufacturing area (approximately 219,000 sq. ft.) is located in three 120-foot wide sheet metal buildings connected by an adjoining structure. The facility is built for light industrial manufacturing.


Item 3.  Legal Proceedings.

The Company is not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of its knowledge, has been threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2003, through December 31, 2003.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Purchases of Equity Securities.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of closing prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc. (adjusted for a 3-for-2 stock split on June 4, 2002), was as follows:

       Quarter Ended                               High            Low
       -------------                               ----            ---
       March 31, 2002                            $ 18.08         $ 12.97
       June 30, 2002                             $ 21.54         $ 16.94
       September 30, 2002                        $ 18.69         $ 15.55
       December 31, 2002                         $ 21.00         $ 16.00

       March 31, 2003                            $ 19.36         $ 12.70
       June 30, 2003                             $ 19.64         $ 12.48
       September 30, 2003                        $ 19.84         $ 16.39
       December 31, 2003                         $ 20.49         $ 17.13

On February 27, 2004, there were 1,040 holders of record, and 3,575 beneficial owners, of the Company's Common Stock.

Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future. There is a negative covenant under the Company's Revolving Credit and Term Loan Agreement which prohibits the declaration or payment of such dividends.

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its current stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2003, the Company had repurchased a total of 812,964 shares under the current program for an aggregate price of $13,911,018, or an average of $17.11 per share.

Repurchases during the fourth quarter of 2003 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
------------------ ------------- ------------ ----------------- ---------------------
                                                                    (d) Maximum
                                              (c) Total Number       Number or
                     (a)Total        (b)       of Shares (or     Approximate Dollar
                    Number of      Average    Units) Purchased  Value) of Shares (or
     Period         Shares (or   Price Paid      as Part of     Units) that May Yet
                      Units)      Per Share       Publicly      Be Purchased Under
                    Purchased     (or Unit)   Announced Plans       the Plans or
                                                or Programs           Programs
------------------ ------------- ------------ ----------------- ---------------------
Month #1
October 1-31,          17,600       $18.02         17,600              537,736
2003
------------------ ------------- ------------ ----------------- ---------------------
Month #2
November 1-30,          5,100       $19.05          5,100              532,636
2003
------------------ ------------- ------------ ----------------- ---------------------
Month #3
December 1-31,         20,600       $18.52         20,600              512,036
2003
------------------ ------------- ------------ ----------------- ---------------------
Total                  43,300       $18.38         43,300
------------------ ------------- ------------ ----------------- ---------------------

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included elsewhere in this report.

                                                                      Year Ended December 31,
------------------------------------------------------------------------------------------------------------------
Results of Operations:                           2003           2002           2001           2000           1999
                                                 ----           ----           ----           ----           ----
                                                               (in thousands, except per share data)
Net sales                                    $148,845       $155,075       $157,252      $ 154,982       $131,947
Net income                                   $ 14,227       $ 14,611       $ 14,156      $  12,794       $  9,697
Basic earnings per share                     $   1.12       $   1.11       $   1.09      $     .97       $    .69
Diluted earnings per share                   $   1.07       $   1.06       $   1.04      $     .92       $    .67
Weighted average shares
  outstanding
      Basic                                    12,685         13,158         12,992         13,190         14,043
      Diluted                                  13,251         13,740         13,641         13,896         14,535


                                                                           December 31,
------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:                              2003           2002           2001           2000           1999
                                                 ----           ----           ----           ----           ----
                                                                         (in thousands)
Total assets                                 $102,085        $91,713        $76,295        $76,818        $58,656
Long-term debt                                      -              -        $   985        $ 5,853        $ 6,630
Stockholders' equity                         $ 67,428        $62,310        $50,041        $37,012        $33,618

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options, as determined by applying the treasury stock method. Effective September 28, 2001 and June 4, 2002, the Company completed three-for-two stock splits. The shares outstanding and earnings per share disclosures have been restated to reflect the stock splits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AAON engineers, manufactures and markets air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, condensing units and coils.

The Company currently has five groups of rooftop products: its RM and RN series offered in 21 cooling sizes ranging from two to 70 tons (the RM and RN units replaced the RK Series in 2003); its RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons; its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in nine sizes ranging from four to 50 tons; and its HA/HB Series, which is offered in 11 sizes ranging from two to 50 tons. The Company manufactures a Model LL chiller, which is available in both air-cooled condensing and evaporative cooled configurations. The Company's air-handling units consist of the H/V Series and the Celebrity Series. The Company's condensing units consist of the CA and CB Series.

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

Selling, general, and administrative ("SG&A") costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors (if applicable), an additional four-years, on gas-fired heat exchangers (if applicable), 15 years, and on stainless steel heat exchangers (if applicable), 25 years.

The office facilities of AAON, Inc. consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (the "original facility"), and a 457,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") that is located across the street from the original facility. The Company utilizes 25% of the expansion facility and the remaining 75% is leased to a third party. The operations of AAON Coil Products are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 226,000 square feet (219,000 sq. ft. of manufacturing/warehouse and 7,000 sq. ft. of office space).

Set forth below is income statement information with respect to the Company for years 2003, 2002 and 2001:

                                                         Year Ended December 31,
                                             2003                 2002                 2001
                                             ----                 ----                 ----
                                                             (in thousands)

Net sales                                 $  148,845            $  155,075           $  157,252

Cost of sales                                112,596               117,193              118,399
                                       ----------------      ----------------     ----------------

Gross profit                                  36,249                37,882               38,853
                                       ----------------      ----------------     ----------------
Selling, general and administrative
  expenses                                    14,909                15,071               16,011
                                       ----------------      ----------------     ----------------

Income from operations                        21,340                22,811               22,842
                                       ----------------      ----------------     ----------------

Interest expense                                  21                    95                  892
Interest Income                                 (346)                 (214)                   -
Other income                                    (188)                 (180)                (536)
                                       ----------------      ----------------     ----------------

Income before income taxes                    21,853                23,110               22,486
Income tax provision                           7,626                 8,499                8,330
                                       ----------------      ----------------     ----------------

Net income                                $   14,227            $   14,611           $   14,156
                                       ================      ================     ================

Results of Operations

Net sales decreased $6.2 million in 2003 compared to 2002, and decreased $2.2 million in 2002 compared to 2001. The decrease in sales in 2003 was primarily due to economic conditions in the United States, production issues with the manufacturing of new products and shipment delays by the Company's customers in the fourth quarter. The decrease in sales for 2002 was caused by a slowdown in production due to the heavy volume of new products produced and from a slowdown in the construction market caused by a downturn in the economy and uncertainty about future economic conditions.

Gross margins in 2003 and 2002 were 24.4%, compared to 24.7% in 2001. Gross profit decreased $1.6 million (4.3%) to $36.2 million in 2003 from $37.9 million in 2002 and decreased $1.0 million (2.5%) to $37.9 million from $38.9 million in 2002 compared to 2001. While gross profit decreased as a result of lower sales, the margins in 2003 remained consistent with those of previous years. While the Company faces risks associated with rising commodity prices, the Company did not experience significant fluctuations in raw material costs during the three years ended 2003. The decrease in margins for 2002 compared to 2001 was primarily attributable to start-up costs related to the production of new products and lower plant utilization due to the decrease in sales.

Selling, general and administrative expenses decreased $.2 million (1.1%) in 2003 compared to 2002 due to a decrease in warranty expenses primarily attributable to improved product quality, while advertising, state taxes and employee compensation costs increased. The SG&A decrease of $.9 million (5.9%) in 2002 compared to 2001 was primarily a result of a reduction in bad debt and warranty expense.

Interest expense was $21,000, $.1 million and $.9 million in 2003, 2002 and 2001, respectively. The reduction in interest expense was due to the retirement of all long-term debt in 2002, lower average borrowings under the revolving credit facility in 2003 and 2002 compared to 2001, and lower average interest rates.

Interest income was $.3 million and $.2 million in 2003 and 2002, respectively, due to investments in short-term money markets and certificates of deposit.

Other income was $.2 million in 2003 and 2002, and $.5 million in 2001. Other income is primarily attributable to rental income from the Company's "expansion facility". The decrease of $.3 million in 2002 was due to the expanded company use of its facilities.

Financial Condition and Liquidity

Net accounts receivable increased $.2 million at December 31, 2003, compared to December 31, 2002, due to a $.5 million increase in trade receivable caused by timing of receipts, offset by an increase of $.3 million in the allowance for doubtful accounts.

Inventories increased $5.4 million at December 31, 2003, compared to December 31, 2002, due to production issues with the manufacturing of new products, shipment delays by the Company's customers in the fourth quarter caused by adverse weather conditions in various parts of the country and the procurement of additional raw material and purchased parts required to manufacture units that had extended ship dates. With the backlog at $37,384,000, the bulk of the increase in inventories is committed for future manufacturing. Additionally, the rescheduling of some ship dates of equipment by customers increased finished goods.

Prepaid expenses increased by $2.1 million at December 31, 2003, compared to December 31, 2002, due to deposits made on equipment acquisitions.

Accounts payable and accrued liabilities increased $2.1 million at December 31, 2003, compared to December 31, 2002, due to timing of payments to vendors.

The Company generated $16.5 million, $21.9 million and $23.9 million cash from operating activities in 2003, 2002 and 2001, respectively. Operating cash flows in 2003 consisted of $14.2 million of net income, $5.4 million of depreciation and $3.2 million of working capital and other changes. The decrease in cash provided from operating activities in 2003 is primarily due to an increase in inventories. Operating cash flows in 2002 consisted of $14.6 million of net income, $4.9 million of depreciation and $2.4 million in working capital and other changes. The decrease in 2002 is primarily due to an increase in inventories. Operating cash flows in 2001 consisted of $14.2 million of net income, $4.4 million of depreciation and $5.3 million in working capital and other changes.

Cash flows used in investing activities were $7.6 million, $16.1 million and $8.8 million in 2003, 2002 and 2001, respectively. Cash flows used in investing activities in 2003 related to capital expenditure additions totaling $7.7 million, reflecting primarily additions to machinery and equipment and renovations made to the Company's manufacturing and office facilities. In 2002 and 2001 cash used in investing activities was comprised primarily of capital expenditures totaling $6.1 million and $9.0 million, respectively. All capital expenditures and building renovations were financed out of cash generated from operations. Additionally in 2002, the Company invested $10 million in a certificate of deposit which matures in 2004. Due to anticipated production demands, the Company expects to expend approximately $10 million in 2004 for plant expansion and equipment requirements. The Company expects the cash requirements to be provided from cash flow from operations.

Cash flows used in financing activities were $7.7 million, $1.9 million and $14.0 million in 2003, 2002 and 2001, respectively. In October 2002, the Company's Board of Directors authorized a stock buyback program to repurchase up to 1,325,000 shares of stock. There were 597,001 shares of stock repurchased for a total of $9.9 million and 215,963 shares of stock repurchased for a total of $4.0 million in 2003 and 2002, respectively. The Company repurchased stock in 2001 totaling $2.8 million as part of its first stock buyback program. Additionally, during 2003, 2002 and 2001, the Company had net borrowings/(repayments) of $1.8 million, $3.1 million and ($6.5) million respectively, under its revolving credit facility and repaid $1.9 million and $5.4 million of long-term debt in 2002 and 2001 respectively.

The Company's revolving credit facility (which currently extends to July 31, 2004) provides for maximum borrowings of $15.2 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. Borrowings available under the revolving credit facility at December 31, 2003 were $9.2 million. The credit facility requires that the Company maintain a certain financial ratio and prohibits the declaration of dividends. As of December 31, 2003 the Company was not in compliance with its financial ratio covenant; however, the event of non-compliance was waived by the bank through July 31, 2004. The Company does not believe there will be any impact from the event of non-compliance on its financial condition or results of operations.

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at December 31, 2003, see Note 4 to the financial statements included in this report.

Commitments and Contractual Agreements

In January 2004, the Company executed a contract to construct a sheet metal facility at the Tulsa plant for an approximate cost of $2.0 million.

The Company is a party to several short-term cancelable fixed price contracts with major suppliers for the purchase of raw material and component parts.

The Company has cancelable commitments to purchase machinery and equipment at a cost of $4.2 million.

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

Warranty - A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. The warranty period is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years. Warranty expense is estimated based on the Company's warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue. Due to the absence of warranty history on new products, an additional provision may be made for such products.

Historically, reserves have been within management's expectations.

Stock Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations in accounting for stock options because the alternative fair value accounting provided for under the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options and are theoretical in nature. Under APB 25, because the exercise price of the Company's options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The adoption of SFAS 143 in 2003 did not have a significant impact on the Company's results of operations or financial position.

The Financial Accounting Standards Board (FASB) issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a Company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003, Initial adoption of this statement did not have any impact on the Company's consolidated results of operations or financial position.

FASB Interpretation No. 46 (FIN 46) is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has no investments in or known contractual arrangements with variable interest entities, and therefore this Interpretation has not impacted the Company's financial statements or related disclosures.

Forward-Looking Statements

This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "will", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate.

Foreign sales accounted for only 2% of the Company's sales in 2003 and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to foreign currency exchange rate risk.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months.

The Company does not utilize derivative financial instruments to hedge its interest rate or raw materials price risks.


Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included at page 23.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information called for by Item 304 of Regulation S-K has been previously reported in the Company's Form 8-K dated June 25, 2002.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

    o the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

    o the Company's disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow for timely decisions regarding the required disclosure.

Changes in internal controls

There have been no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor has there been any need for any corrective actions with regard to significant deficiencies or material weaknesses in internal controls related to financial reporting.

                                    PART III

Item 10.   Directors and Executive Officers of Registrant.

The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions (as well as its other employees and directors). The Company undertakes to provide any person without charge, upon request, a copy of such code of ethics. Requests may be directed to AAON, Inc., 2425 South Yukon Avenue, Tulsa, Oklahoma 74107, attention Kathy I. Sheffield, or by calling (918) 382-6204.


Item 11.   Executive Compensation.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders.

Summary of All Existing Equity Compensation Plans

The following table sets forth information concerning the equity compensation plans of the Company as of December 31, 2003.

                                      EQUITY COMPENSATION PLAN INFORMATION
                                                                                      Number of securities
                                       Number of securities                         remaining available for
                                        to be issued upon       Weighted-average     future issuance under
           Plan Category                   exercise of         exercise price of      equity compensation
                                       outstanding options,   outstanding options,      plan [excluding
                                           warrants and           warrants and       securities reflected
                                              rights                 rights             in column (a)]
           -------------                 ---------------         --------------         --------------
                                               (a)                     (b)                    (c)
Equity compensation plans
approved by security holders(1)             1,227,330                $5.70                  324,361

Equity compensation plans not
approved by security holders(2)                 -                      -                       -
                                         ---------------         ---------------        ---------------
Total                                       1,227,330                $5.70                  324,361

(1) Consists of shares covered by the Company's 1992 Stock Option Plan, as amended.

(2) The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

Item 13.   Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders.


Item 14.   Principal Accountant Fees and Services.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders.

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)    1.    Financial statements.
                   See Index to Consolidated Financial Statements on page 20.

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

                      (B) Rights Agreement dated February 19, 1999, as amended (vi)

                  (10)       AAON, Inc. 1992 Stock Option Plan, as amended (vii)

                  (21)       List of Subsidiaries (viii)

                  (23)       Consent of Ernst & Young LLP

                  (31.1)     Certification of CEO

                  (31.2)     Certification of CFO

                  (32.1)     Section 1350 Certification - CEO

                  (32.2)     Section 1350 Certification - CFO
                  ----------

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

                (iii)    Incorporated herein by reference to the
                         Company's Forms 8-K dated March 10, 1997,
                         May 27, 1998 and February 25, 1999, or
                         exhibits thereto.

                (iv) Incorporated by reference to exhibit to the Company's Form 8-K dated September 25, 1996.

                (v) Incorporated herein by reference to exhibits to the Company's Forms 8-K dated September 26, 1997, March 9, 1999, and March 17, 2000,
                         January 18, 2001, September 24, 2001, August
                         19, 2002, and July 31, 2003.

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

   (b) The Company did not file any reports on Form 8-K during the period from October 1, 2003, to December 31, 2003.

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            AAON, INC.


Dated:  March 10, 2004                      By:     /s/ Norman H. Asbjornson
                                                -------------------------------
                                                Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 10, 2004                            /s/ Norman H. Asbjornson
                                               ---------------------------------
                                                      Norman H. Asbjornson
                                                     President and Director
                                                 (principal executive officer)


Dated:  March 10, 2004                            /s/ Kathy I. Sheffield
                                               ---------------------------------
                                                      Kathy I. Sheffield
                                                           Treasurer
                                                 (principal financial officer
                                               and principal accounting officer)


Dated:  March 10, 2004                            /s/ William A. Bowen
                                               ---------------------------------
                                                      William A. Bowen
                                                          Director


Dated:  March 10, 2004                            /s/ John B. Johnson, Jr.
                                               ---------------------------------
                                                      John B. Johnson, Jr.
                                                           Director


Dated:  March 10, 2004                            /s/ Thomas E. Naugle
                                               ---------------------------------
                                                      Thomas E. Naugle
                                                           Director


Dated:  March 10, 2004                            /s/ Anthony Pantaleoni
                                               ---------------------------------
                                                      Anthony Pantaleoni
                                                           Director


Dated:  March 10, 2004                            /s/ Jerry E. Ryan
                                               ---------------------------------
                                                      Jerry E. Ryan
                                                           Director


Dated:  March 10, 2004                            /s/ Charles C. Stephenson, Jr.
                                               ---------------------------------
                                                      Charles C. Stephenson, Jr.
                                                           Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors -Ernst & Young LLP                            21

Report of Independent Public Accountants - Arthur Andersen LLP               22

Consolidated Balance Sheets                                                  23

Consolidated Statements of Income                                            24

Consolidated Statements of Stockholders' Equity                              25

Consolidated Statements of Cash Flows                                        26

Notes to Consolidated Financial Statements                                   27

                         Report of Independent Auditors

Stockholders
AAON, Inc.

We have audited the accompanying consolidated balance sheets of AAON, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of AAON, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 6, 2002, expressed an unqualified opinion on those statements before the restatement adjustments described in
Note 1.

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

As discussed above, the financial statements of AAON, Inc. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, in 2002 the Company's Board of Directors approved a three-for-two stock split distributed in the form of a stock dividend, and all references to number of shares and per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2001 financial statements. Our procedures included (a) agreeing the authorization for the three-for-two stock split to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per share and related stock option disclosures. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAON, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 6, 2004

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

                                   AAON, INC.

                           Consolidated Balance Sheets
                                                                                       December 31,
                                                                                  2003              2002
                                                                            ----------------- -----------------
                                                                                 (in thousands, except for
                                                                                        share data)
Assets
Current assets:
   Cash and cash equivalents                                                   $       6,186     $       5,071
   Certificate of deposit                                                             10,000                 -
   Accounts receivable, net                                                           22,553            22,306
   Inventories, net                                                                   19,711            14,338
   Prepaid expenses and other                                                          2,653               599
   Deferred tax asset                                                                  3,532             4,168
                                                                            ----------------- -----------------
Total current assets                                                                  64,635            46,482
   Certificate of deposit                                                                  -            10,000
   Property, plant and equipment, net                                                 37,450            35,231
                                                                            ----------------- -----------------
Total assets                                                                   $     102,085     $      91,713
                                                                            ================= =================

Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                                   $       5,356     $       3,566
   Accounts payable                                                                   11,553             8,418
   Accrued liabilities                                                                12,357            13,349
                                                                            ----------------- -----------------
Total current liabilities                                                             29,266            25,333

Deferred tax liability                                                                 5,391             4,070


Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                                          -                 -
   Common stock, $.004 par value, 50,000,000 shares authorized,
     12,519,733 and 13,030,916 issued at December 31, 2003 and 2002,
     respectively                                                                         50                52
   Additional paid-in capital                                                              -                 -
   Retained earnings                                                                  67,378            62,258
                                                                            ----------------- -----------------
Total stockholders' equity                                                            67,428            62,310
                                                                            ----------------- -----------------

Total liabilities and stockholders' equity                                     $     102,085     $      91,713
                                                                            ================= =================

See accompanying notes.

                                   AAON, Inc.

                        Consolidated Statements of Income
                                                               Year Ending December 31,
                                                       2003            2002             2001
                                                  --------------- --------------- ---------------
                                                       (in thousands, except per share data)
Net sales                                          $    148,845    $    155,075    $    157,252
Cost of sales                                           112,596         117,193         118,399
                                                  --------------- --------------- ---------------
Gross profit                                             36,249          37,882          38,853
Selling, general and administrative expenses             14,909          15,071          16,011
                                                  --------------- --------------- ---------------
Income from operations                                   21,340          22,811          22,842

Interest expense                                             21              95             892
Interest income                                            (346)           (214)              -
Other income                                               (188)           (180)           (536)
                                                  --------------- --------------- ---------------
Income before income taxes                               21,853          23,110          22,486
Income tax provision                                      7,626           8,499           8,330
                                                  --------------- --------------- ---------------
Net income                                         $     14,227    $     14,611    $     14,156
                                                  =============== =============== ===============
Earnings per share*:
   Basic                                           $       1.12    $       1.11    $       1.09
                                                  =============== =============== ===============
   Diluted                                         $       1.07    $       1.06    $       1.04
                                                  =============== =============== ===============
Weighted average shares outstanding*:
   Basic                                                 12,685          13,158          12,992
                                                  =============== =============== ===============
   Diluted                                               13,251          13,740          13,641
                                                  =============== =============== ===============

* Reflects three-for-two stock split effective June 4, 2002.

See accompanying notes.

                                   AAON, Inc.

                 Consolidated Statements of Stockholders' Equity
                                                            Common Stock            Paid-in        Retained
                                                       Shares*        Amount        Capital        Earnings*          Total
                                                   --------------- ------------- -------------- ---------------- -----------------
                                                                                 (in thousands)
                                                   --------------- ------------- -------------- ---------------- -----------------
Balance at December 31, 2000                             12,968    $    52          $      -    $       36,960   $    37,012
Net income                                                    -          -                 -            14,156        14,156
Stock options exercised, including tax benefits             266          1             1,634                 -         1,635
Stock issued to employees                                     1          -                25                 -            25
Stock repurchased and retired                              (236)        (1)             (596)           (2,190)       (2,787)
                                                   --------------- ------------- -------------- ---------------- -----------------
Balance at December 31, 2001                             12,999         52             1,063            48,926        50,041
Net income                                                    -          -                 -            14,611        14,611
Stock options exercised, including tax benefits             248          1             1,639                 -         1,640
Stock repurchased and retired                              (216)        (1)           (2,702)           (1,279)       (3,982)
                                                   --------------- ------------- -------------- ---------------- -----------------
Balance at December 31, 2002                             13,031    $    52          $      -    $       62,258   $    62,310
Net income                                                    -          -                              14,227        14,227
Stock options exercised, including tax benefits              86          -               811                 -           811
Stock repurchased and retired                              (597)        (2)             (811)           (9,107)       (9,920)
                                                   --------------- ------------- -------------- ---------------- -----------------
Balance at December 31, 2003                             12,520    $    50          $      -    $       67,378   $    67,428
                                                   =============== ============= ============== ================ =================

* Reflects three-for-two stock split effective June 4, 2002.

See accompanying notes.

                                   AAON, Inc.

                      Consolidated Statements of Cash Flows
                                                                               Year Ended December 31,
                                                                           2003           2002           2001
                                                                      -------------- -------------- --------------
                                                                                     (in thousands)
Operating Activities
   Net income                                                          $   14,227     $   14,611     $   14,156
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                         5,435          4,915          4,380
       Provision for losses on accounts receivable                            467            346            260
       Provision for excess and obsolete inventories, net                      50            150           (100)
       Gain on disposition of assets                                          (28)            (6)          (125)
       Deferred income taxes                                                1,957          1,085            475
       Changes in assets and liabilities:
         Accounts receivable                                                 (714)           740          4,595
         Inventories                                                       (5,423)        (1,017)         1,769
         Prepaid expenses and other                                        (2,054)          (379)            25
         Accounts payable                                                   3,135            859         (3,686)
         Accrued liabilities                                                 (583)           627          2,130
                                                                      -------------- -------------- --------------
Net cash provided by operating activities                                  16,469         21,931         23,879

Investing Activities
Proceeds from sale of property, plant and equipment                            74              8            200
Investment in certificate of deposit                                            -        (10,000)             -
Capital expenditures                                                       (7,700)        (6,126)        (9,017)
                                                                      -------------- -------------- --------------
Net cash used in investing activities                                      (7,626)       (16,118)        (8,817)

Financing Activities
Borrowings under revolving credit agreement                                33,742         33,855         56,290
Payments under revolving credit agreement                                 (31,952)       (30,735)       (62,761)
Proceeds from long-term debt                                                    -              -          2,500
Payments on long-term debt                                                      -         (1,869)        (7,873)
Stock issued to employees                                                       -              -             25
Stock options exercised                                                       402            866            650
Repurchase of stock                                                        (9,920)        (3,982)        (2,787)
                                                                      -------------- -------------- --------------
Net cash used in financing activities                                      (7,728)        (1,865)       (13,956)
                                                                      -------------- -------------- --------------
Net increase in cash                                                        1,115          3,948          1,106
                                                                      -------------- -------------- --------------
Cash and cash equivalents, beginning of year                                5,071          1,123             17
                                                                      -------------- -------------- --------------
Cash and cash equivalents, end of year                                 $    6,186     $    5,071     $    1,123
                                                                      ============== ============== ==============

See accompanying notes.

                                   AAON, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


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

Concentrations

The Company's customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. At December 31, 2003 and 2002, two customers represented approximately 10% and 17%, respectively, of accounts receivable.

Sales to customers representing 10% or greater of total sales consist of the following:

                                             Year Ended December 31,
                                           2003          2002        2001
                                      --------------- ----------- -----------

         Wal-Mart Stores, Inc.              18%           14%         14%
         Target                              *            11%         11%
         Home Depot                          *             *          10%

         *Less than 10%

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

Accounts Receivable

The Company grants credit to its customers and performs ongoing credit evaluations. The Company generally does not require collateral or charge interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions and the age of the receivable. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                        December 31,
                                                                   2003              2002
                                                             ----------------- -----------------
                                                                       (in thousands)
Accounts receivable                                            $    23,698       $    23,166
Less allowance for doubtful accounts                                 1,145               860
                                                             ----------------- -----------------
Total, net                                                     $    22,553       $    22,306
                                                             ================= =================

                                                              Year Ended December 31,
                                                       2003            2002            2001
                                                 --------------- --------------- ---------------
                                                                  (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                    $     860       $     860       $   1,050
   Provision for losses on accounts receivable           467             346             260

   Accounts receivable written off, net of
     recoveries                                         (182)           (346)           (450)
                                                 --------------- --------------- ---------------
   Balance, end of period                          $   1,145       $     860       $     860
                                                 =============== =============== ===============

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At December 31, 2003 and 2002, and for the three years ending December 31, 2003, inventory and the related allowance for excess and obsolete inventories are as follows:

                                                                                    December 31,
                                                                               2003             2002
                                                                         ---------------- ----------------
                                                                                  (in thousands)
Raw materials                                                              $   13,874       $   11,508
Work in process                                                                 2,700            2,750
Finished goods                                                                  4,187            1,080
                                                                         ---------------- ----------------
                                                                               20,761           15,338
Less allowance for excess and obsolete inventories                              1,050            1,000
                                                                         ---------------- ----------------
Total, net                                                                 $   19,711       $   14,338
                                                                         ================ ================

                                                                          Year Ended December 31,
                                                                   2003            2002          2001
                                                              -------------- -------------- --------------
                                                                             (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                                 $    1,000     $      850     $      950
   Provision for excess and obsolete inventories                       250            690              -
   Adjustments to reserve                                             (200)          (540)          (100)
                                                              -------------- -------------- ---------------
   Balance, end of period                                       $    1,050     $    1,000     $      850
                                                              ============== ============== ===============

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense as incurred; major additions to physical properties are capitalized. Property, plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

                                                                    Years
                                                               ---------------
Buildings                                                           10-30
Machinery and equipment                                              3-15
Furniture and fixtures                                                2-5

At December 31, property, plant and equipment were comprised of the following:

                                                    2003            2002
                                               --------------- ---------------
                                                       (in thousands)

Land                                             $      874      $      874
Buildings                                            19,588          18,394
Machinery and equipment                              44,329          39,580
Furniture and fixtures                                3,944           3,497
                                               --------------- ---------------
                                                     68,735          62,345
Less accumulated depreciation                        31,285          27,114
                                               --------------- ---------------
Total, net                                       $   37,450      $   35,231
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

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

                                                     2003             2002
                                               ---------------- ----------------
                                                       (in thousands)

Warranty                                         $    6,020       $    7,220
Commissions                                           5,009            3,495
Payroll                                               1,023            1,069
Income taxes                                           (708)             533
Workers' compensation                                   408              363
Medical self-insurance                                  478              437
Other                                                   127              232
                                               ---------------- ----------------
Total                                            $   12,357       $   13,349
                                               ================ ================

Warranties

A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues. Warranty expense was $3.2 million, $4.3 million and $5.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Changes in the Company's warranty liability during the years ended December 31, 2003, and 2002, are as follows:

                                                     2003             2002
                                               ---------------- ----------------
                                                        (in thousands)

Balance, beginning of the year                   $    7,220       $    7,020
Warranties accrued during the year                    3,160            4,300
Warranties settled during the year                   (4,360)          (4,100)
                                               ---------------- ----------------
                                                 $    6,020       $    7,220
                                               ================ ================

Stock Split

On June 4, 2002, the Company effected a three-for-two stock split. Share and per share amounts have been retroactively restated to reflect this stock split.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined based on the assumed exercise of dilutive options, as determined by applying the treasury stock method. For the years ended December 31, 2003, 2002 and 2001, 41,250, 41,250 and 22,500
options, respectively, were anti-dilutive. The computation of basic and diluted earnings per share ("EPS") is as follows:

                                                  Year Ended December 31, 2003
                                                  ----------------------------
                                              (in thousands, except per share data)

                                              Net        Weighted Average      Per-Share
                                            Income            Shares             Amount
                                        -------------- -------------------- --------------
Basic EPS                                 $  14,227              12,685          $1.12
Effect of dilutive securities                     -                 566              -
                                        -------------- -------------------- --------------
Diluted EPS                               $  14,227              13,251          $1.07
                                        ============== ==================== ==============

                                                  Year Ended December 31, 2002
                                                  ----------------------------
                                              (in thousands, except per share data)

                                              Net        Weighted Average      Per-Share
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

                                              Net        Weighted Average      Per-Share
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
                                        ============== ==================== ==============

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Stock Compensation

The Company maintains a stock option plan for key employees and directors which is described more fully in Note 6. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

                                                           Year Ended December 31,
                                                   2003             2002             2001
                                             ---------------- ---------------- ----------------
                                                    (in thousands except per share data)

Net income, as reported                       $    14,227      $    14,611      $    14,156
Deduct: Total stock-based employee
  compensation expense determined under
  fair value method for all awards,
  net of related tax effects                         (611)            (995)            (575)
                                             ---------------- ---------------- ----------------
Pro forma net income                          $    13,616      $    13,616      $    13,581
                                             ================ ================ ================
Earnings per share:
   Basic, as reported                         $      1.12      $      1.11      $      1.09
                                             ================ ================ ================
   Basic, pro forma                           $      1.07      $      1.03      $      1.05
                                             ================ ================ ================
   Diluted, as reported                       $      1.07      $      1.06      $      1.04
                                             ================ ================ ================
   Diluted, pro forma                         $      1.03      $      0.99      $      1.00
                                             ================ ================ ================

Advertising

Advertising costs are expensed as incurred. Advertising expense was $781,000, $372,000 and $454,000 for the years ending December 31, 2003, 2002 and 2001, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expense was $837,000, $842,000 and $705,000 for the years ending December 31, 2003, 2002 and 2001, respectively.

Shipping and Handling

Shipping and handling costs are classified in cost of sales.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

New Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The adoption of SFAS 143 in 2003 did not have a significant impact on the Company's results of operations or financial position.

The Financial Accounting Standards Board (FASB) issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a Company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. Initial adoption of this statement did not have any impact on the Company's consolidated results of operations or financial position.

FASB Interpretation No. 46 (FIN 46) is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has no investments in or known contractual arrangements with variable interest entities, and therefore this Interpretation has not impacted the Company's financial statements or related disclosures.

Segments

The Company operates under one reportable segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

2.  Supplemental Cash Flow Information

Interest payments of $21,000, $95,000 and $892,000 were made during the years ending December 31, 2003, 2002 and 2001, respectively. Payments for income taxes of $6,750,000, $7,156,000 and $6,754,000 were made during the years ending December 31, 2003, 2002 and 2001, respectively.

3.  Certificate of Deposit

The $10 million certificate of deposit bears interest at 3.25% per annum and has a maturity date of June 12, 2004. There is a three-month interest penalty for early withdrawal.

4.  Revolving Credit Facility

The Company has a $15,150,000 unsecured bank line of credit that matures July 31, 2004. The line of credit requires that the Company maintain a certain financial ratio and prohibits the declaration or payments of dividends. At December 31, 2003, the Company was not in compliance with its financial ratio covenant. However, the event of non-compliance was waived by the bank through July 31, 2004. Borrowings under the credit facility bear interest at prime rate less .5% or at LIBOR plus 1.60%. At December 31, 2003 and 2002, the Company had $5,356,000 and $3,566,000, respectively, outstanding under the credit facility bearing interest at 2.77% and 3.04%, respectively. In addition, the Company had a $600,000 bank Letter of Credit at December 31, 2003 and 2002.

5.  Income Taxes

The Company follows the liability method of accounting for income taxes which provides that deferred tax liabilities and assets are based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:

                                              Year Ending December 31,
                                         2003           2002           2001
                                    -------------- -------------- --------------
                                                   (in thousands)

         Current                     $    5,669     $    7,414     $    7,855
         Deferred                         1,957          1,085            475
                                    -------------- -------------- --------------
                                     $    7,626     $    8,499     $    8,330
                                    ============== ============== ==============

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                              Year Ending December 31,
                                         2003           2002           2001
                                    -------------- -------------- --------------

         Federal statutory rate           35%            35%            35%
         State income taxes, net
           of federal benefit              4              4              4
         Other                            (4)            (2)            (2)
                                    -------------- -------------- --------------
                                         (35%)           37%            37%
                                    ============== ============== ==============

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 is as follows:

                                                         2003         2002
                                                     ------------ ------------
                                                          (in thousands)
       Deferred tax assets:
         Valuation reserves                           $    900     $    705
         Warranty accrual                                2,342        2,737
         Other accruals                                    253          708
         Other, net                                         37           18
                                                     ------------ ------------
                                                      $  3,532     $  4,168
                                                     ============ ============
       Deferred tax liability:
         Depreciation and amortization                $  5,391     $  4,070
                                                     ============ ============

6.  Benefit Plans

The Company's stock option plan reserves 2,925,000 shares of common stock for issuance under the plan. Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant. Options granted to directors vest one year from the date of grant and are exercisable for nine years thereafter. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10. At December 31, 2003, 324,361 shares were available for future option grants. For the years ended December 31, 2003 and 2002, the Company reduced its income tax payable by $409,000 and $774,000, respectively, as a result of nonqualified stock options exercised under the Company's stock option plan. The number and exercise price of options granted were as follows:

                                                                 Weighted
                                                                  Average
                                                   Number      Exercise Price
                                                 of Shares       Per Share
                                             ---------------- ----------------
Outstanding at December 31, 2000                 1,794,487          $  3.77
  Granted                                          196,875            11.49
  Exercised                                       (266,813)            2.47
  Cancelled                                        (69,600)            5.46
                                             ---------------- ----------------
Outstanding at December 31, 2001                 1,654,949          $  5.01
  Granted                                               -                 -
  Exercised                                       (247,598)            3.57
  Cancelled                                       (129,808)            5.20
                                             ---------------- ----------------
Outstanding at December 31, 2002                 1,277,543          $  5.33
   Granted                                          56,250            13.53
   Exercised                                       (85,818)            4.69
   Cancelled                                       (20,645)            8.71
                                             ---------------- ----------------
Outstanding at December 31, 2003                 1,227,330          $  5.70
                                             ================ ================

The weighted-average grant date fair value for options granted during 2003 was $6.47.

The following is a summary of stock options outstanding as of December 31, 2003:

                                      Options Outstanding                           Options Exercisable
                       --------------------------------------------------    ---------------------------------
                            Number                          Weighted                               Weighted
                        Outstanding at     Weighted          Average                Number          Average
      Range of           December 31,      Average          Remaining           Exercisable at     Exercise
   Exercise Prices           2003       Exercise Price   Contractual Life     December 31, 2003      Price
---------------------- ---------------- --------------   ----------------    ------------------ --------------
    2.28 - 3.39              486,875       $  3.05             3.23                486,875         $  3.05
    4.00 - 5.78              523,455          5.16             5.39                464,889            5.10
    8.44 - 12.36             110,250          9.74             7.28                 46,350            9.74
   13.29 - 19.27             106,750         16.26             8.33                 49,450           18.30
                       ---------------- --------------                      ------------------ --------------
        TOTAL              1,227,330       $  5.70                               1,047,564         $  4.97
                       ================ ==============                      ================== ==============

For purposes of the stock compensation information presented in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                         2003          2002         2001
                                     ------------ ------------- ------------

    Expected dividend yield                0%           *              0%
    Expected volatility                37.80%           *          45.38%
    Risk-free interest rate             3.73%           *           5.04%
    Expected life                       8 yrs           *           8 yrs

    *The Company granted no options in 2002.

The Company sponsors a defined contribution benefit plan. Employees may make contributions at a minimum of 1% and a maximum of 15% of compensation. The Company may, on a discretionary basis, contribute a Company matching contribution not to exceed 6% of compensation. The Company made matching contributions of $585,000, $535,000 and $504,000 in 2003, 2002 and 2001,
respectively.

The Company maintains a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis. Profit sharing expense was $2,428,000, $2,573,000 and $2,507,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

7.  Stockholder Rights Plan

During 1999, the Board of Directors adopted a Stockholder Rights Plan (the "Plan") which was amended in 2002. Under the Plan, stockholders of record on March 1, 1999, received a dividend of one right per share of the Company's common stock. Stock issued after March 1, 1999, contains a notation incorporating the rights. Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of Series A Preferred Stock at an exercise price of $90. The rights are traded with the Company's common stock. The rights become exercisable after a person has acquired, or a tender offer is made for, 15% or more of the common stock of the Company. If either of these events occurs, upon exercise the holder (other than a holder owning more than 15% of the outstanding stock) will receive the number of shares of the Company's common stock having a market value equal to two times the exercise price.

The rights may be redeemed by the Company for $0.001 per right until a person or group has acquired 15% of the Company's common stock. The rights expire on August 20, 2012.

8.  Contingencies

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

9.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2003 and 2002:

                                                                     Quarter Ending
                                          March 31         June 30          September 30           December 31
                                       ---------------------------------------------------------------------------
                                                         (in thousands, except per share data)
2003
Net sales                               $   32,856      $   37,222         $    41,003            $  37,764
Gross profit                                 8,697           8,808               9,512                9,232
Net income                                   3,495           3,357               3,635                3,740
Earnings per share:
   Basic                                      0.27            0.26               0.29                  0.30
   Diluted                                    0.26            0.25               0.27                  0.29
                                                      .

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

                                                                      Exhibit 23


                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Post-Effective Amendment No. 2 to Form S-8 No. 33-78520) pertaining to the AAON, Inc. 1992 Stock Option Plan, as amended, of our report dated February 6, 2004, with respect to the consolidated financial statements of AAON, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2003.


                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
March 10, 2004

                                                                    Exhibit 31.1

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


/s/ Norman H. Asbjornson

Norman H. Asbjornson
Chief Executive Officer
March 10, 2004

                                                                    Exhibit 31.2

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


/s/ Kathy I. Sheffield

Kathy I. Sheffield
Chief Financial Officer
March 10, 2004

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of AAON, Inc. (the "Company"), on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Norman H. Asbjornson

Norman H. Asbjornson
Chief Executive Officer
March 10, 2004

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of AAON, Inc. (the "Company"), on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Kathy I. Sheffield

Kathy I. Sheffield
Chief Financial Officer
March 10, 2004