Form 10-Q
period 2004-03-31
AAON INC
filed 2004-05-07
CIK 824142

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004

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

As of May 1, 2004, Registrant had outstanding a total of 12,470,958 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        On pages 8 through 15 of this report.

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

Selling, general, and administrative ("SG&A") costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors (if applicable), an additional four-years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years.

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

Set forth below is income statement information with respect to the Company for the periods ended March 31, 2004, and 2003:


                                   AAON, Inc.
                      Consolidated Statements of Operations


                                                Three Months Ended
                                     March 31, 2004*          March 31, 2003*
                                  ---------------------    ---------------------

  Net Sales                                   $37,494                  $32,856

  Cost of sales                                29,793                   24,159
                                  ---------------------    ---------------------
  Gross profit                                  7,701                    8,697

  Selling, general and
    administrative expenses                     3,967                    3,196
                                  ---------------------    ---------------------
  Income from operations                        3,734                    5,501

  Interest expense                                 17                        6

  Interest income                                 (81)                     (58)

  Other income                                     (2)                     (84)
                                  ---------------------    ---------------------
  Income before income taxes                    3,800                    5,637

  Income tax provision                          1,463                    2,142
                                  ---------------------    ---------------------
  Net income                                  $ 2,337                  $ 3,495
                                  =====================    =====================
  *Unaudited


Results of Operations. Net sales increased $4.6 million (14.1%) to $37.5 million from $32.9 million for the three months ended March 31, 2004, compared to the same period in 2003. Increased sales were attributable to the introduction of new products and the improving outlook for the U.S. economy.

Gross margins were 20.5% compared to 26.5% for the three months ended March 31, 2004 and March 31, 2003, respectively. Gross profit decreased $996,000 (11.5%) to $7.7 million from $8.7 million for the three months ended March 31, 2004, compared to the same period in 2003. The decrease in margins was due principally to the start-up costs associated with a new coil project and price increases in steel and copper.

Selling, general and administrative expenses increased $771,000 (24.1%) to $4.0 million from $3.2 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to an increase in warranty and bad debt expense.

Financial Condition and Liquidity. Inventories increased $2.5 million to $22.2 million at March 31, 2004, compared to $19.7 million at December 31, 2003, due to production issues with the manufacturing of new products and the procurement of additional raw material and purchased parts required to manufacture units that had extended ship dates. The bulk of the increase in inventories is committed for future manufacturing.

Accounts payable and accrued liabilities decreased $679,000 to $23.2 million at March 31, 2004, compared to $23.9 million at December 31, 2003, due primarily to timing of payment to vendors.

The Company generated $1.2 million and $8.7 million cash from operating activities during the three months ended March 31, 2004, and March 31, 2003, respectively. The decrease in 2004 was due primarily to a decrease in net income and an increase in inventories. The increase in 2003 was due primarily to increased accounts receivable collections and timing of payments to vendors.

Cash flows used in investing activities were $663,000 for the three months ended March 31, 2004, and $1.3 million for the three months ended March 31, 2003. Cash flows used in investing activities in 2004 were related primarily to capital expenditures for additions of machinery and equipment, and the Company's sheet metal facility at the Tulsa plant. Cash used in investing activities in 2003 were related primarily to machinery and equipment additions and renovations to the Company's manufacturing and office facilities. All capital expenditures and the building expansion were financed out of cash generated from operations. Approximately $1.8 million is committed to the completion of the sheet metal facility at the Tulsa plant and will be financed out of income from operations. On May 4, 2004, the Company finalized an acquisition of certain assets of a manufacturing operation in Canada. The preliminary purchase of the acquisition was approximately $1,749,600 and was financed out of income from operations.

Cash flows used in financing activities were $6.5 million and $7.5 million during the three months ended March 31, 2004, and March 31, 2003, respectively. The cash used in 2004 and 2003 was related primarily to the repurchase of Company stock and net payments under the revolving credit agreement. The Company's revolving credit facility provides for maximum borrowings of $15.2 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. Borrowings under the revolving credit facility at March 31, 2004 were $882,000; there were no borrowings under the revolving credit facility at March 31, 2003.

Management believes the Company's bank revolving credit facility (or comparable financing) and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in the industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at March 31, 2004, see Note 7 to the financial statements included in this report.

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

Inventory Reserves - The Company establishes a reserve for inventories based on the change in inventory requirements due to product line changes, the feasibility of using obsolete parts for upgraded part substitutions, the required parts needed for part supply sales, replacement parts, and for estimated shrinkage.

Warranty - A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. The warranty period is: for parts only, the earlier of one year from the date of first use or 15 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years. Warranty expense is estimated based on the Company's warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue. Due to the absence of warranty history on new products, an additional provision may be made for such products. Historically, warranty costs have been within management's expectations.

Stock Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations in accounting for stock options because the alternative fair value accounting, provided for under the Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options and are theoretical in nature. Under APB 25, because the exercise price of the Company's options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.


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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility, which bears variable interest based upon a prime or LIBOR rate.

Foreign sales accounted for only 2% of the Company's sales in 2003 and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to foreign currency exchange rate risk.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months. However, the Company has experienced sharp increases in steel and copper prices during the three months ended March 31, 2004, and expects to be further impacted by increases for the remainder of the year.

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

Item 5.   Other Events.

On October 17, 2002, the Company announced a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through March 31, 2004, the Company had acquired 918,464 shares of its stock pursuant to its current buyback program.

On May 4, 2004, the Company acquired certain assets and assumed certain liabilities of Air Wise Inc. of Mississauga, Ontario, Canada. Air Wise is engaged in the engineering, manufacturing, and sale of custom air-handling units, makeup air units and packaged rooftop units for commercial and industrial buildings. The preliminary purchase price totaled approximately $1,749,600.

                           PART II - OTHER INFORMATION


Item 2.  Issuer Purchases of Equity Securities.


Stock repurchases during the first quarter of 2004 were as follows:


                      ISSUER PURCHASES OF EQUITY SECURITIES
----------------- ------------------- ---------------- --------------------- --------------------------------
                                                        (c) Total Number of
                                                         Shares (or Units)         (d) Maximum Number or
                   (a) Total Number     (b) Average        Purchased as          Approximate Dollar Value
                        of Shares        Price Paid      Part of Publicly       of Shares (or Units) that
                       (or Units)         Per Share       Announced Plans         May Yet Be Purchased
  Period                Purchased         (or Unit)         Or Programs        Under the Plans or Programs
----------------- ------------------- ---------------- --------------------- --------------------------------
Month #1
January 1-31            85,000            $22.00                85,000                    427,036
2004
----------------- ------------------- ---------------- --------------------- --------------------------------

Month #2
February 1-29           20,500            $19.16                20,500                   406,536
2004
----------------- ------------------- ---------------- --------------------- --------------------------------

Month #3
March 1-31                   -                 -                     -                   406,536
2004
----------------- ------------------- ---------------- --------------------- --------------------------------

Total                  105,500            $21.45               105,500
----------------- ------------------- ---------------- --------------------- --------------------------------

                                   AAON, Inc.
                           Consolidated Balance Sheets
                                                                        March 31,                 December 31,
                                                                          2004*                       2003
                                                                 -----------------------------------------------
                                                                     (In thousands, except share and per share data)
     ASSETS
     CURRENT ASSETS
          Cash and cash equivalents                                    $    201                    $  6,186
          Certificate of deposit                                         10,000                      10,000
          Accounts receivable, net                                       22,123                      22,553
          Inventories, net                                               22,223                      19,711
          Prepaid expenses                                                2,948                       2,653
          Deferred income tax                                             3,532                       3,532
                                                                 --------------------         ------------------
     Total current assets                                                61,027                      64,635
                                                                 --------------------         ------------------
     PROPERTY, PLANT AND EQUIPMENT
          Land                                                              874                         874
          Buildings                                                      19,837                      19,588
          Machinery and equipment                                        44,704                      44,329
          Furniture and fixtures                                          3,976                       3,944
                                                                 --------------------         ------------------
          Total property, plant & equipment                              69,391                      68,735
          Less:  accumulated depreciation                                32,834                      31,285
                                                                 --------------------         ------------------
          Net property, plant & equipment                                36,557                      37,450
                                                                 --------------------         ------------------
     Total Assets                                                      $ 97,584                    $102,085
                                                                 ====================         ==================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
          Revolving credit facility                                    $    882                    $  5,356
          Accounts payable                                               10,987                      11,553
          Accrued liabilities                                            12,244                      12,357
                                                                 --------------------         ------------------
     Total current liabilities                                           24,113                      29,266
                                                                 --------------------         ------------------
     DEFERRED TAX LIABILITY                                               5,391                       5,391
                                                                 --------------------         ------------------
     STOCKHOLDERS' EQUITY
          Preferred Stock, $.001 par, 5,000,000 shares
              authorized, no shares issued                                    -                           -
          Common Stock, $.004 par, 50,000,000 shares
              authorized, and 12,469,158 and 12,519,733
           issued and outstanding at March 31, 2004,
           and December 31, 2003, respectively                               50                          50

          Additional paid-in capital                                          -                           -
          Retained earnings                                              68,030                      67,378
                                                                 --------------------         ------------------
     Total stockholders' equity                                          68,080                      67,428
                                                                 --------------------         ------------------
     Total Liabilities and Stockholders' Equity                        $ 97,584                    $102,085
                                                                 ====================         ==================
       *Unaudited

                                   AAON, Inc.
                      Consolidated Statements of Operations
                                                                Three Months Ended               Three Months Ended
                                                                  March 31, 2004*                  March 31, 2003*
                                                              ---------------------------------------------------------
                                                                  (in thousands, except share and per share data)
        Net sales                                                     $ 37,494                        $ 32,856

        Cost of sales                                                   29,793                          24,159
                                                              ------------------------         ------------------------
              Gross profit                                               7,701                           8,697

        Selling, general and administrative expenses                     3,967                           3,196
                                                              ------------------------         ------------------------
             Income from operations                                      3,734                           5,501

        Interest expense                                                    17                               6

        Interest income                                                    (81)                            (58)

        Other income                                                        (2)                            (84)
                                                              ------------------------         ------------------------
        Income before income taxes                                       3,800                           5,637

        Income tax provision                                             1,463                           2,142
                                                              ------------------------         ------------------------
             Net Income                                               $  2,337                        $  3,495
                                                              ========================         ========================

        Earnings Per Share:
           Basic                                                      $   0.19                        $   0.27
                                                              ========================         ========================
           Diluted                                                    $   0.18                        $   0.26
                                                              ========================         ========================

        Weighted Average Shares Outstanding:
           Basic                                                    12,482,186                      12,880,299
                                                              ========================         ========================
           Diluted                                                  12,997,022                      13,415,455
                                                              ========================         ========================

         *Unaudited

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity
                                                Common Stock                Paid-in         Retained
                                           Shares         Amount            Capital         Earnings          Total
                                         ------------------------------------------------------------------------------
                                                                        (in thousands)

Balance, December 31, 2003                   12,520             $50             $   -          $67,378         $67,428

Stock options exercised,                         55               -               578                -             578
including tax benefits*

Repurchase of common stock*                    (106)              -              (578)          (1,685)         (2,263)

Net income*                                       -               -                 -            2,337           2,337
                                         -----------    ------------      ------------     ------------    ------------

Balance, March 31, 2004*                     12,469             $50             $   -          $68,030         $68,080
                                         ===========    ============      ============     ============    ============

*Unaudited

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows
                                                                       Three Months Ended           Three Months Ended
                                                                         March 31, 2004*              March 31, 2003*
                                                                     -----------------------------------------------------
                                                                                        (in thousands)
Operating Activities
     Net income                                                               $  2,337                     $  3,495
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                            1,552                        1,238
         Provision for losses on accounts receivable                               470                           82
         Loss on disposition of assets                                               4                            -
         Changes in assets and liabilities:
           Accounts receivable                                                     (40)                       2,171
           Inventories                                                          (2,512)                      (1,247)
           Prepaid expenses                                                       (295)                          20
           Accounts payable                                                       (566)                        (126)
           Accrued liabilities                                                     241                        3,053
                                                                     ------------------------     ------------------------
     Net cash provided by operating activities                                   1,191                        8,686

Investing Activities
     Proceeds from sale of property, plant and equipment                             1                            -
     Capital expenditures                                                         (664)                      (1,342)
     Asset acquisition
                                                                     ------------------------     ------------------------
     Net cash used in investing activities                                        (663)                      (1,342)

Financing Activities
     Borrowings under revolving credit agreement                                12,968                        6,324
     Payments under revolving credit agreement                                 (17,442)                      (9,890)
     Stock options exercised                                                       224                           28
     Repurchase of common stock                                                 (2,263)                      (4,008)
                                                                     ------------------------     ------------------------
     Net cash used in financing activities                                      (6,513)                      (7,546)
                                                                     ------------------------     ------------------------

Net decrease in cash                                                            (5,985)                        (202)
                                                                     ------------------------     ------------------------
Cash and cash equivalents, beginning of period                                   6,186                        5,071
                                                                     ------------------------     ------------------------
Cash and cash equivalents, end of period                                      $    201                     $  4,869
                                                                     ========================     ========================

*Unaudited

See accompanying notes.

1. BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2003, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                                                                           Three Months Ended
                                                                March 31, 2004            March 31, 2003
                                                              ------------------- ----- -------------------
                                                                   (in thousands, except share data)
     Net income as reported                                        $ 2,337                   $ 3,495

     Deduct compensation expense
        determined under fair value method for all
        awards, net of related tax effects                            (157)                     (131)
                                                              -------------------       -------------------
     Pro forma net income                                          $ 2,180                   $ 3,364
                                                              ===================       ===================

     Earnings per share:
        Basic, as reported                                         $  0.19                   $  0.27
                                                              ===================       ===================
        Basic, pro forma                                           $  0.17                   $  0.26
                                                              ===================       ===================
        Diluted, as reported                                       $  0.18                   $  0.26
                                                              ===================       ===================
        Diluted, pro forma                                         $  0.17                   $  0.25
                                                              ===================       ===================


3. CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

4. CERTIFICATE OF DEPOSIT:

The $10 million certificate of deposit bears interest at 3.25% per annum and matures on June 12, 2004. There is a three-month interest penalty for early withdrawal.

5. INVENTORIES:

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes a reserve for excess and obsolete inventories based on product line changes, the feasibility of substituting parts, the need for supply replacement parts, and estimated shrinkage. At March 31, 2004 (unaudited), and December 31, 2003, inventory and the related inventory reserves are as follows (in thousands):

                                                     Three Months Ended
                                        March 31, 2004             December 31, 2003
                                       -----------------------------------------------
                                                       (in thousands)
   Raw materials                              $ 14,440                    $ 13,874
   Work in process                               2,584                       2,700
   Finished goods                                6,249                       4,187
                                       ------------------          -------------------
                                              $ 23,273                    $ 20,761

   Less:  Inventory reserve                      1,050                       1,050
                                       ------------------          -------------------
   Total, net                                 $ 22,223                    $ 19,711
                                       ==================          ===================


6. ACCRUED LIABILITIES:

At March 31, 2004, (unaudited), and December 31, 2003, accrued liabilities were comprised of the following:

                                                     Three Months Ended
                                        March 31, 2004             December 31, 2003
                                       -----------------------------------------------
                                                       (in thousands)
   Warranty                                   $  6,151                    $  6,020
   Commissions                                   4,063                       5,009
   Payroll                                       1,324                       1,023
   Other                                           706                         305
                                       ------------------          -------------------
   Total                                      $ 12,244                    $ 12,357
                                       ==================          ===================


A provision is made for the estimated cost of warranty obligations at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the Company's warranty liability during the three months ended March 31, 2004, and 2003, are as follows (in thousands):

                                                               Three Months Ended
                                                     March 31,                   March 31,
                                                        2004                        2003
                                                 -------------------         -------------------
   Balance, beginning of period                              $6,020                      $7,200
   Warranties accrued during the period                         979                         487
   Warranties settled during the period                        (848)                       (378)
                                                 -------------------         -------------------
   Balance, end of period                                    $6,151                      $7,309
                                                 ===================         ===================


7. REVOLVING CREDIT FACILITY:

The Company's $15,150,000 bank line of credit bears interest payable monthly at LIBOR plus 1.60% (2.70% at March 31, 2004), with a maturity date of July 31, 2004. The credit facility requires that the Company maintain a certain financial ratio and prohibits the declaration and payment of dividends. At March 31, 2004, the Company had a balance of $882,000 on the bank line of credit and had $ 5,356,000 outstanding at December 31, 2003.

8. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  Three Months Ended
                                                                      March 31, 2004               March 31, 2003
                                                                    ------------------- -------- -------------------
                                                                    (in thousands, except share and per share data)
     Numerator:
     Income available to common
       stockholders                                                           $  2,337                     $  3,495

     Denominator:
     Denominator for basic earnings per share -
        Weighted average shares                                             12,482,186                   12,880,299
     Effect of dilutive employee stock options                                 514,836                      535,156
                                                                    -------------------          -------------------
     Denominator for diluted earnings per share - weighted
        average shares                                                      12,997,022                   13,415,455
                                                                    ===================          ===================

     Basic earnings per share                                                 $   0.19                     $   0.27
                                                                    ===================          ===================
     Diluted earnings per share                                               $   0.18                     $   0.26
                                                                    ===================          ===================


9. SUBSEQUENT EVENT:

On May 4, 2004, the Company acquired certain assets and assumed certain liabilities of Air Wise Inc. of Mississauga, Ontario, Canada. Air Wise is engaged in the engineering, manufacturing, and sale of custom air-handling units, makeup air units and packaged rooftop units for commercial and industrial buildings. The preliminary purchase price totaled approximately $1,749,600.

10. FOOTNOTES INCORPORATED BY REFERENCE:

Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the December 31, 2003, 10-K filed with the SEC. Accordingly, reference should be made to this statement for the following:

       Note                                  Description
   ==============     ==========================================================

         1            Business, Summary of Significant Accounting Policies and
                      Other Financial Data
         5            Income Taxes
         6            Benefit Plans
         7            Stockholder Rights Plan
         8            Contingencies

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None.

         (b) Registrant did not file any reports on Form 8-K during the three month period ended March 31, 2004.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated:  May 5, 2004                By:         /s/ Norman H. Asbjornson
                                        --------------------------------------
                                                Norman H. Asbjornson
                                                     President/CEO



Dated:  May 5, 2004                By:         /s/ Kathy I. Sheffield
                                        --------------------------------------
                                                Kathy I. Sheffield
                                                     Treasurer

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

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"); and

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

/s/ Norman H. Asbjornson
--------------------------
Norman H. Asbjornson
President/Chief Executive Officer
May 5, 2004

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

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"); and

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

/s/ Kathy I. Sheffield
------------------------
Kathy I. Sheffield
Chief Financial Officer
May 5, 2004

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, President/Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Norman H. Asbjornson
--------------------------
Norman H. Asbjornson
President/Chief Executive Officer

Dated:  May 5, 2004

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Kathy I. Sheffield
------------------------
Kathy I. Sheffield
Chief Financial Officer

Dated:  May 5, 2004