Form 10-Q
period 2004-06-30
AAON INC
filed 2004-08-09
CIK 824142

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004

                         Commission file number: 0-18953


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

As of July 30, 2004, Registrant had outstanding a total of 12,448,407 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        On pages 8 through 18 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AAON engineers, manufactures and markets air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, makeup air units, condensing units and coils.

The Company currently has four groups of rooftop products: its RM and RN series offered in 21 cooling sizes ranging from two to 70 tons (the RM and RN units replaced the RK Series in 2003); its RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons; and its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in 13 sizes ranging from four to 50 tons. The Company manufactures a Model LL chiller, which is available in both air-cooled condensing and evaporative cooled configurations. The Company's air-handling units consist of custom air handlers, the H2/V2 Series and the Celebrity Series. The Company's condensing units consist of the CA and CL Series. The Company's makeup air units consist of indirect gas-fired (TBA series) and direct gas-fired (MN series).

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

The principal components of cost of goods sold are labor, raw materials, purchased part components, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. The major purchased part component costs include compressors, electric motors and electronic controls.

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

On May 4, 2004, AAON Canada Inc., a Canadian corporation organized as a wholly-owned subsidiary of AAON, Inc. for the purpose of the acquisition, purchased most of the assets of Air Wise Inc. of Mississauga, Ontario, Canada, which engineers, manufactures, and sells custom air-handling units, makeup air units and packaged rooftop units for commercial and industrial buildings. The purchase price was $1,778,000, and was financed out of cash flow from operations. The results of operations included the result of the acquisition from May 2004 forward. AAON Canada is currently operating out of a leased facility of approximately 43,000 square feet at 2230 Bromsgrove Road in Mississauga, Ontario, Canada.

The office facilities of AAON, Inc. consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (the "original facility"), and a 457,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") that is located across the street from the original facility. The Company utilizes 25% of the expansion facility and the remaining 75% is leased to a third party. The operations of AAON Coil Products, Inc. are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 226,000 square feet (219,000 sq. ft. of manufacturing/warehouse and 7,000 sq. ft. of office space).

Set forth below is income statement information with respect to the Company for the periods ended June 30, 2004, and 2003:


                                   AAON, Inc.
                      Consolidated Statements of Operations

                                                   Three Months Ended                          Six Months Ended
                                          June 30, 2004*      June 30, 2003*        June 30, 2004*        June 30, 2003*
                                          ---------------------------------------------------------------------------------
                                                                         (In thousands)

Net sales                                    $   43,019         $   37,222            $   80,513            $   70,078

Cost of sales                                    36,664             28,414                66,457                52,573
                                          ----------------   ------------------    ------------------    ------------------
      Gross profit                                6,355              8,808                14,056                17,505

Selling, general and
    administrative expenses                       3,791              3,512                 7,758                 6,708
                                          ----------------   ------------------    ------------------    ------------------
     Income from operations                       2,564              5,296                 6,298                10,797

Interest expense                                     10                  9                    27                    15

Interest income                                     (83)              (117)                 (164)                 (175)

Other expense (income)                               27                (38)                   25                  (122)
                                          ----------------   ------------------    ------------------    ------------------
Income before income taxes                        2,610              5,442                 6,410                11,079

Income tax provision                              1,039              2,085                 2,502                 4,227
                                          ----------------   ------------------    ------------------    ------------------

     Net income                              $    1,571         $    3,357            $    3,908            $    6,852
                                          ================   ==================    ==================    ==================

*Unaudited

Results of Operations. Net sales increased $5,797,000 (15.6%) to $43,019,000 from $37,222,000 for the three months ended June 30, 2004, and $10,435,000 (14.9%) to $80,513,000 from $70,078,000 for the six months ended June 30, 2004, compared to the same period in 2003. The increase in sales was primarily attributable to the introduction of new products, the improving outlook for the U.S. economy, and the Air Wise acquisition, which contributed $441,000 (1%) to sales since May 4, 2004.

Gross profit decreased 27.8% from $8,808,000 to $6,355,000 for the three months ended June 30, 2004, and 19.7% from $17,505,000 to $14,056,000 for the six months ended June 30, 2004, compared to the same periods in 2003. The decrease in margins for the three months and six months ended June 30, 2004, compared to the same period in 2003, was attributable to continued price increases in steel and copper, startup costs associated with a coil project, closings of the Tulsa facility for four days due to computer and electrical outages, which also affected the Longview and Canada facilities, and equipment failures at the Company's Longview, Texas facility that prevented coil production needed by the Tulsa facility.

Selling, general and administrative expenses increased $279,000 from $3,512,000 to $3,791,000 for the three months ended June 30, 2004, and $1,050,000 from $6,708,000 to $7,758,000 for the six months ended June 30, 2004, compared to the same periods in 2003. The increase for the three months and six months was due primarily to an increase in warranty expense related to increased sales and bad debt expense.

Financial Condition and Liquidity. Accounts receivable increased $2,070,000 from $22,553,000 at December 31, 2003, to $24,623,000 at June 30, 2004, due to an
increase in sales.

Inventories increased $2,321,000 from $22,032,000 to $21,917,000 at June 30,
2004 compared to December 31, 2003, due to procurement of inventory to accommodate increased sales.

Property, plant and equipment increased $8,459,000 from $68,735,000 to $77,194,000 with $380,000 related to a land acquisition in Longview, $2,434,000 to the addition of the sheet metal facility in Tulsa and building renovations, $5,543,000 of manufacturing equipment additions and $102,000 of furniture and fixture additions. Included in the above additions are the following amounts relating to the Canada acquisition; $217,000 of machinery and equipment, $47,000 of office furniture and computer equipment, and vehicles totaling $13,000.

Accounts payable and accrued liabilities decreased $999,000 compared to December 31, 2003, due primarily to timing of payments to vendors.

The Company generated $5,002,000 and $7,219,000 cash from operating activities during the six months ended June 30, 2004, and June 30, 2003, respectively. The decrease in 2004 was primarily due to a decrease in net income and an increase in accounts receivable, inventory and timing of payment to vendors.

Cash flows used in investing activities were $3,464,000 for the six months ended June 30, 2004, and $3,606,000 for the six months ended June 30, 2003. Cash flows used in investing activities in 2004 were related primarily to capital expenditures for additions of machinery and equipment, the Company's sheet metal facility at the Tulsa plant, land purchased in Longview, Texas for future expansion, and the Canada acquisition. Cash used in investing activities in 2003 were related primarily to machinery and equipment additions and renovations to the Company's manufacturing and office facilities. All capital expenditures, the building expansion and Canada acquisition were financed out of cash generated from operations and from $6.5 million of cash generated from the proceeds of a matured certificate of deposit. The Company has committed approximately $1.0 million to the completion of the sheet metal facility at the Tulsa plant and approximately $1.4 million to a land and building acquisition for the Canada operation. Both expenditures will be financed out of cash flow from operations.

Cash flows used in financing activities were $7,701,000 and $8,007,000 during the six months ended June 30, 2004, and June 30, 2003, respectively. The cash used in 2004 and 2003 was related primarily to the repurchase of Company stock and net payments under the revolving credit agreement. The Company's revolving credit facility provides for maximum borrowings of $15,150,000. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less $.5% or LIOBR plus 1.6%, at the election of the Company. There were no borrowings under the revolving credit facility at June 30, 2004; borrowings under the revolving credit facility at June 30, 2003, were $2,125,000.

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

Stock Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations in accounting for stock options. Under APB 25, because the exercise price of the Company's options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Foreign sales accounted for only 2% of the Company's sales in 2003 and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiary, which uses the Canadian dollar. Adjustments arising from translation of the Canadian subsidiary's financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months. However, the Company has experienced sharp increases in steel and copper prices during the six months ended June 30, 2004, and expects to be further impacted by increases for the remainder of the year.

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

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On October 17, 2002, the Company announced a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through June 30, 2004, the Company had acquired 954,764 shares of its stock pursuant to its current buyback program.

Stock repurchases during the second quarter of 2004 were as follows:


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
  Period                Purchased         (or Unit)         Or Programs        Under the Plans or Programs
----------------- ------------------- ---------------- --------------------- --------------------------------

Month #1
April 1-31               6,600             $20.11                6,600                     399,936
2004
----------------- ------------------- ---------------- --------------------- --------------------------------

Month #2
May 1-31                12,200             $19.51               12,200                     387,736
2004
----------------- ------------------- ---------------- --------------------- --------------------------------

Month #3
June 1-30               17,500             $19.59               17,500                     370,236
2004
----------------- ------------------- ---------------- --------------------- --------------------------------

Total                   36,300             $19.66               36,300
----------------- ------------------- ---------------- --------------------- --------------------------------


Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on May 25, 2004, Thomas E. Naugle and Jerry E. Ryan were reelected as directors for three-year terms by votes of 11,496,445 and 11,514,072 shares, respectively, "For"; 27,359 and 12,477 shares, respectively, "Against"; and 253,929 and 251,184, respectively, "Withheld Authority". Other directors whose terms of office continued after the meeting are: William A. Bowen and Anthony Pantaleoni, whose terms end in 2005, and Norman H. Asbjornson, John B. Johnson, Jr. and Charles C. Stephenson, Jr., whose terms end in 2006.

                                   AAON, Inc.
                           Consolidated Balance Sheets
                                                                        June 30,                       December 31,
                                                                          2004*                            2003
                                                                 ---------------------------------------------------------
                                                                     (In thousands, except share and per share data)
     ASSETS
     CURRENT ASSETS
          Cash and cash equivalents                                  $         17                     $       6,186
          Certificate of deposit                                            3,500                            10,000
          Accounts receivable, net                                         24,623                            22,553
          Inventories, net                                                 22,032                            19,711
          Prepaid expenses                                                    762                             2,653
          Deferred income tax                                               3,532                             3,532
                                                                 ------------------------         ------------------------
     Total current assets                                                  54,466                            64,635
                                                                 ------------------------         ------------------------

     PROPERTY, PLANT AND EQUIPMENT
          Land                                                              1,254                               874
          Buildings                                                        22,022                            19,588
          Machinery and equipment                                          49,872                            44,329
          Furniture and fixtures                                            4,046                             3,944
                                                                 ------------------------         ------------------------
          Total property, plant & equipment                                77,194                            68,735
          Less:  accumulated depreciation                                  34,373                            31,285
                                                                 ------------------------         ------------------------
          Net property, plant & equipment                                  42,821                            37,450
                                                                 ------------------------         ------------------------
     Total assets                                                    $     97,287                     $     102,085
                                                                 ========================         ========================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
          Revolving credit facility                                             -                             5,356
          Accounts payable                                                  9,798                            11,553
          Accrued liabilities                                              13,113                            12,357
                                                                 ------------------------         ------------------------
     Total accrued liabilities                                             22,911                            29,266
                                                                 ------------------------         ------------------------
     DEFERRED TAX LIABILITY                                                 5,391                             5,391
                                                                 ------------------------         ------------------------
     STOCKHOLDERS' EQUITY
          Preferred Stock, $.001 par, 5,000,000 shares
              authorized, no shares issued                                      -                                 -
          Common Stock, $.004 par, 50,000,000 shares
              authorized, and 12,441,432 and 12,519,733
              issued and outstanding at June 30, 2004,
              and December 31, 2003, respectively                              50                                50

          Additional paid-in capital                                            -                                 -
          Accumulated other comprehensive loss                                 (6)                                -
          Retained earnings                                                68,941                            67,378
                                                                 ------------------------         ------------------------
     Total stockholders' equity                                            68,985                            67,428
                                                                 ------------------------         ------------------------
     Total liabilities and stockholders' equity                      $     97,287                     $     102,085
                                                                 ========================         ========================

      *Unaudited
      See accompanying notes.

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                                    Three Months Ended                              Six Months Ended
                                          June 30, 2004*         June 30, 2003*          June 30, 2004*        June 30, 2003*
                                          -------------------------------------------------------------------------------------
                                                            (In thousands, except share and per share data)

Net sales                                    $   43,019             $   37,222              $   80,513            $   70,078

Cost of sales                                    36,664                 28,414                  66,457                52,573
                                          ----------------       ----------------        ----------------      ----------------
      Gross profit                                6,355                  8,808                  14,056                17,505

Selling, general and
    administrative expenses                       3,791                  3,512                   7,758                 6,708
                                          ----------------       ----------------        ----------------      ----------------
     Income from operations                       2,564                  5,296                   6,298                10,797

Interest expense                                     10                      9                      27                    15

Interest income                                     (83)                  (117)                   (164)                 (175)

Other expense (income)                               27                    (38)                     25                  (122)
                                          ----------------       ----------------        ----------------      ----------------
Income before income taxes                        2,610                  5,442                   6,410                11,079

Income tax provision                              1,039                  2,085                   2,502                 4,227
                                          ----------------       ----------------        ----------------      ----------------
     Net income                              $    1,571             $    3,357              $    3,908            $    6,852
                                          ================       ================        ================      ================
Earnings Per Share:
   Basic                                     $     0.13             $     0.26              $     0.31            $     0.53
                                          ================       ================        ================      ================
   Diluted                                   $     0.12             $     0.25              $     0.30            $     0.51
                                          ================       ================        ================      ================

Weighted Average Shares Outstanding:
   Basic                                     12,457,309             12,738,484              12,469,747            12,808,535
                                          ================       ================        ================      ================
   Diluted                                   12,967,457             13,239,864              12,982,239            13,326,803
                                          ================       ================        ================      ================

*Unaudited
See accompanying notes

                                    AAON INC.
             Consolidated Statements of Comprehensive Income (Loss)
                                                        Three Months Ended                       Six Months Ended
                                                June 30, 2004*     June 30, 2003*      June 30, 2004*       June 30, 2003*
                                                ----------------------------------------------------------------------------
                                                                               (in thousands)
Net income                                          $  1,571           $  3,357            $  3,908            $  6,852

Other comprehensive income, net of tax:
Foreign currency translation  adjustment                  (6)                 -                  (6)                  -
                                                ----------------   ----------------    ----------------    -----------------
     Comprehensive income                           $  1,565           $  3,357            $  3,902            $  6,852
                                                ================   ================    ================    =================

*Unaudited
See accompanying notes

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity
                                                                                     Accumulated
                                                                                        Other
                                       Common Stock                Paid-in          Comprehensive         Retained
                                  Shares         Amount            Capital              Loss              Earnings         Total
                                ----------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Balance, December 31, 2003          12,520         $  50            $   -              $   -              $67,378         $67,428

Stock options exercised
Including tax benefits*                 63             -              632                  -                    -             632

Foreign currency translation*            -             -                -                 (6)                   -              (6)

Repurchase of common stock*           (142)            -             (632)                 -               (2,345)         (2,977)

Net income*                              -             -                -                  -                3,908           3,908
                                ------------    -----------    --------------    -------------------    ------------   -------------
Balance, June 30, 2004*             12,441         $  50            $   -              $  (6)             $68,941         $68,985
                                ============    ===========    ==============    ===================    ============   =============

*Unaudited
See accompanying notes

                                   AAON, Inc.
                      Consolidated Statements of Cash Flows
                                                                          Six Months                    Six Months
                                                                            Ended                          Ended
                                                                        June 30, 2004*                June 30, 2003*
                                                                    ------------------------------------------------------
                                                                                       (in thousands)
Operating Activities
     Net income                                                           $     3,908                   $     6,852
       Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                          3,088                         2,540
          Provision for losses on accounts receivable                             578                           199
          Loss on disposition of assets                                             4                             -
          Changes in assets and liabilities, net of effects
           of acquisition:
             Accounts receivable                                               (1,561)                       (5,196)
             Inventories                                                       (1,862)                          429
             Prepaid expenses                                                   1,891                           272
             Accounts payable                                                  (1,755)                          398
             Accrued liabilities                                                  711                         1,725
                                                                    ------------------------------------------------------
     Net cash provided by operating activities                                  5,002                         7,219

Investing Activities
     Cash paid for acquisition                                                 (1,778)                            -
     Proceeds from sale of property, plant and equipment                           13                             -
     Proceeds from matured certificate of deposit                              10,000                             -
     Investment in certificate of deposit                                      (3,500)                            -
     Capital expenditures                                                      (8,199)                       (3,606)
                                                                    ------------------------------------------------------
     Net cash used in investing activities                                     (3,464)                       (3,606)

Financing Activities
     Borrowings under revolving credit facility                                29,265                        20,388
     Payments under revolving credit facility                                 (34,621)                      (21,829)
     Stock options exercised                                                      632                           209
     Repurchase of stock                                                       (2,977)                       (6,775)
                                                                    ------------------------------------------------------
     Net cash used in financing activities                                     (7,701)                       (8,007)
                                                                    ------------------------------------------------------
Effect of exchange rate on cash                                                    (6)                            -
                                                                    ------------------------------------------------------
Net decrease in cash and cash equivalents                                      (6,169)                       (4,394)
                                                                    ------------------------------------------------------
Cash and cash equivalents, beginning of year                                    6,186                         5,071
                                                                    ------------------------------------------------------
Cash and cash equivalents, end of year                                    $        17                   $       677
                                                                    ------------------------------------------------------

*Unaudited
See accompanying notes.

                 Notes to the Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2003, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translations. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiary, which uses the Canadian dollar. Adjustments arising from translation of the Canadian subsidiary's financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

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

                                                          Three Months Ended                     Six Months Ended
                                                    June 30, 2004     June 30, 2003      June 30, 2004     June 30, 2003
                                                    ---------------------------------------------------------------------
                                                                      (in thousands, except share data)

Net income as reported                                  $1,571            $3,357             $3,908            $6,852

Deduct compensation expense determined
under fair value method for all awards,
net of related tax effects                                (170)             (184)              (327)             (315)
                                                    --------------    --------------     --------------    --------------
Pro forma net income                                    $1,401            $3,173             $3,581            $6,537
                                                    ==============    ==============     ==============    ==============
Earnings per share:
     Basic, as reported                                 $ 0.13            $ 0.26             $ 0.31            $ 0.53
                                                    ==============    ==============     ==============    ==============
     Basic, pro forma                                   $ 0.11            $ 0.25             $ 0.29            $ 0.51
                                                    ==============    ==============     ==============    ==============

     Diluted, as reported                               $ 0.12            $ 0.25             $ 0.30            $ 0.51
                                                    ==============    ==============     ==============    ==============
     Diluted, pro forma                                 $ 0.11            $ 0.24             $ 0.28            $ 0.49
                                                    ==============    ==============     ==============    ==============


3. CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

4. CERTIFICATE OF DEPOSIT:

The Company had a $10 million certificate of deposit that bore interest at 3.25% per annum and matured on June 12, 2004. The proceeds of $6.5 million were used for cash flow purposes and a reinvestment of $3.5 million was made in a 30-day certificate of deposit that bears interest at 1.8% per annum.

5. ACCOUNTS RECEIVABLE:

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                              As Of
                                                              June 30,                  December 31,
                                                                2004                        2003
                                                       -------------------------------------------------
                                                                         (in thousands)
Accounts receivable                                       $        25,487             $        23,698
Less allowance for doubtful accounts                                  864                       1,145
                                                        ---------------------       ---------------------
Total, net                                                $        24,623             $        22,553
                                                        =====================       =====================

                                                                        Six Months Ended
                                                              June 30,                    June 30,
                                                                2004                        2003
                                                        -------------------------------------------------
                                                                         (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                           $         1,145             $           860
   Provision for losses on accounts receivable                        578                         199
   Accounts receivable written off, net of
     recoveries                                                      (859)                        (28)
                                                        ---------------------       ---------------------
   Balance, end of period                                 $           864             $         1,031
                                                        =====================       =====================


6. INVENTORIES:

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes a reserve for excess and obsolete inventories based on product line changes, the feasibility of substituting parts, the need for supply replacement parts, and estimated shrinkage. At June 30, 2004, and December 31, 2003, inventory and the related inventory reserves are as follows (in thousands):


                                               Six Months Ended
                                      June 30, 2004         December 31, 2003
                                -----------------------------------------------

  Raw materials                     $    15,637               $    13,874
  Work in process                         1,972                     2,700
  Finished goods                          5,473                     4,187
                                ---------------------     ---------------------
                                         23,082                    20,761

  Less: Inventory reserve                 1,050                     1,050
                                ---------------------     ---------------------
  Total, net                        $    22,032               $    19,711
                                =====================     =====================

7. ACCRUED LIABILITIES:

At June 30, 2004 and December 31, 2003, accrued liabilities were comprised of the following:

                                               Six Months Ended
                                      June 30, 2004         December 31, 2003
                                -----------------------------------------------

  Warranty                          $     6,357               $     6,020
  Commissions                             4,292                     5,009
  Payroll                                 1,597                     1,023
  Other                                     867                       305
                                ---------------------     ---------------------
  Total                             $    13,113               $    12,357
                                =====================     =====================


8.  WARRANTY

A provision is made for the estimated cost of warranty obligations at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the Company's warranty liability during the three months and six months ended June 30, 2004, and 2003, are as follows (in thousands):

                                                 Three Months Ended                       Six Months Ended
                                          June 30, 2004       June 30, 2003       June 30, 2004      June 30, 2003
                                          ------------------------------------------------------------------------
Balance, beginning of period                $   6,151           $   7,309           $   6,020          $  7,200
Warranties accrued during
    the period                                  1,096                 739               2,075             1,226
Warranties settled during the period             (890)             (2,105)             (1,738)           (2,483)
                                          --------------      --------------      --------------     -------------
Balance, end of period                      $   6,357           $   5,943           $   6,357          $  5,943
                                          ==============      ==============      ==============     =============


9. REVOLVING CREDIT FACILITY:

The Company's $15,150,000 unsecured bank line of credit bears interest payable monthly at prime rate less .5% or LIBOR plus 1.60% (2.71% at June 30, 2004), at the election of the Company with a maturity date of July 31, 2004. On July 31, 2004, the Company renewed the line of credit with a new maturity date of July 31, 2005. The credit facility requires that the Company maintain a certain financial ratio and prohibits the declaration and payment of dividends. At June 30, 2004, the Company had no outstanding balance on the bank line of credit and had $5,356,000 outstanding at December 31, 2003. In addition, the Company has a $600,000 Letter of Credit.

10. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended                       Six Months Ended
                                               June 30, 2004       June 30, 2003       June 30, 2004       June 30, 2003
                                              ----------------------------------------------------------------------------
                                                            (in thousands, except share and per share data)
Numerator:

Net income                                         $  1,571            $  3,357            $  3,908            $  6,852

Denominator:
Denominator for basic earnings per share -
   Weighted average shares                       12,457,309          12,738,484          12,469,747          12,808,535
Effect of dilutive employee stock options           510,148             501,380             512,492             518,268
                                              ----------------    ----------------    ----------------    ----------------
Denominator for diluted earnings per share -
   Weighted average shares                       12,967,457          13,239,864          12,982,239          13,326,803
                                              ================    ================    ================    ================
Basic earnings per share                           $   0.13            $   0.26            $   0.31            $   0.53
                                              ================    ================    ================    ================
Diluted earnings per share                         $   0.12            $   0.25            $   0.30            $   0.51
                                              ================    ================    ================    ================


11. STOCK REPURCHASE:

On October 17, 2002, the Company announced a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2003, and June 30, 2004, the Company had repurchased 812,964 shares for an aggregate price of $13,911,017, or an average price of $17.11 per share and 954,764 shares for an aggregate price of $16,887,850,or an average price of $17.69 per share, respectively.


12. ACQUISITION:

On May 4, 2004, the Company acquired certain assets and assumed certain liabilities of Air Wise Inc. of Mississauga, Ontario, Canada for a total cost of $1.8 million. Air Wise is engaged in the engineering, manufacturing, and sale of custom air-handling units, makeup air units and packaged rooftop units for commercial and industrial buildings. The acquisition complements and expands the products the Company presently manufactures and adds significant additional capabilities for future growth. The purchase was paid for by cash flow generated from operations. As of May 4, 2004, AAON Canada Inc.'s activity is included in the Company's financial statements for the three and six months ended June 30, 2004.

The Air Wise acquisition purchase price was allocated as of May 4, 2004, as follows:


                                                            U.S.
                                                           Dollar
                                                    ---------------------
          Accounts receivable                             $ 1,086,613
          Inventory                                           459,320
          Fixed assets                                        276,515
          Accrued warranty liability                          (44,580)
                                                    ---------------------
          Total purchase price                            $ 1,777,868
                                                    =====================


13. SUBSEQUENT EVENT:

On July 29, 2004, the Company purchased property in Burlington, Canada, to relocate AAON Canada Inc. The purchase will allow the Company to enlarge and further expand their production capabilities. The preliminary purchase price totaled approximately $1,385,000.

On July 30, 2004, the revolving credit facility was amended and restated. The requirement of the Company to maintain a financial ratio was removed.


14. CONTINGENCIES:

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b) Reports on Form 8-K: Registrant filed two reports on Form 8-K during the three -month period ended June 30, 2004. One reported Registrant's results of operation and financial condition for the three months ended March 31, 2004, and the other a change of auditors effective June 23, 2004.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AAON, INC.



Dated:  August 4, 2004             By:      /s/ Norman H. Asbjornson
                                        --------------------------------------
                                                Norman H. Asbjornson
                                                     President/CEO



Dated:  August 4, 2004             By:      /s/ Kathy I. Sheffield
                                        --------------------------------------
                                                Kathy I. Sheffield
                                                     Treasurer

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

/s/ Norman H. Asbjornson
------------------------
Norman H. Asbjornson
President/Chief Executive Officer
August 4, 2004

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

/s/ Kathy I. Sheffield
----------------------
Kathy I. Sheffield
Chief Financial Officer
August 4, 2004

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, President/Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Norman H. Asbjornson
------------------------
Norman H. Asbjornson
President/Chief Executive Officer

Dated: August 4, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Kathy I. Sheffield
----------------------
Kathy I. Sheffield
Chief Financial Officer

Dated: August 4, 2004