Form 10-Q
period 2004-09-30
AAON INC
filed 2004-11-12
CIK 824142

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004

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

As of October 31, 2004, Registrant had outstanding a total of 12,411,958 shares of its $.004 par value Common Stock.

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

On May 4, 2004, AAON Canada Inc., a Canadian corporation organized as a wholly-owned subsidiary of AAON, Inc. for the purpose of the acquisition, purchased certain assets of Air Wise Inc. of Mississauga, Ontario, Canada, which engineers, manufactures, and sells custom air-handling units, makeup air units and packaged rooftop units for commercial and industrial buildings. The purchase price was $1,778,000, and was financed out of cash flow from operations. The Company's results of operations include the results of the acquisition from May 2004 forward. AAON Canada is currently operating out of a leased facility of approximately 43,000 square feet at 2230 Bromsgrove Road in Mississauga, Ontario, Canada.

On July 29, 2004, AAON Properties Inc., a Canadian corporation organized as a wholly-owned subsidiary of AAON, Inc. for the purpose of the acquisition, purchased property in Burlington, Ontario, Canada to relocate AAON Canada Inc. The facilities consist of an 82,000 square foot building (71,000 sq. ft. of manufacturing/warehouse space and 11,000 sq. ft. of office space) located at 279 Sumach Drive.

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

Set forth below is income statement information with respect to the Company for the periods ended September 30, 2004, and 2003:

                                   AAON, Inc.
                      Consolidated Statements of Operations

                                                   Three Months Ended                          Nine Months Ended
                                          Sept. 30, 2004*    Sept. 30, 2003*         Sept. 30, 2004*       Sept. 30, 2003*
                                          ---------------------------------------------------------------------------------
                                                                         (In thousands)

Net sales                                    $ 47,733           $ 41,003              $  128,246            $  111,081

Cost of sales                                  41,639             31,491                 108,096                84,064
                                          ----------------   ------------------    ------------------    ------------------
     Gross profit                               6,094              9,512                  20,150                27,017

Selling, general and
  administrative expenses                       3,405              3,861                  11,163                10,569
                                          ----------------   ------------------    ------------------    ------------------
     Income from operations                     2,689              5,651                   8,987                16,448

Interest expense                                    8                  6                      35                    21

Interest income                                   (10)               (84)                   (174)                 (259)

Other expense (income)                            (13)               (45)                     12                  (167)
                                          ----------------   ------------------    ------------------    ------------------
Income before income taxes                      2,704              5,774                   9,114                16,853

Income tax provision                            1,177              2,139                   3,679                 6,366
                                          ----------------   ------------------    ------------------    ------------------
     Net income                              $  1,527           $  3,635              $    5,435            $   10,487
                                          ================   ==================    ==================    ==================
*Unaudited

Results of Operations. Net sales increased $6,730,000 (16.4%) to $47,733,000 from $41,003,000 for the three months ended September 30, 2004, and $17,165,000 (15.5%) to $128,246,000 from $111,081,000 for the nine months ended September 30, 2004, compared to the same periods in 2003. The increase in sales was primarily attributable to the introduction of new products, the improving outlook for the U.S. economy, and the Air Wise acquisition, which has contributed $1,500,000 (1.2%) to sales since May 4, 2004.

Gross profit decreased 35.9% from $9,512,000 to $6,094,000 for the three months ended September 30, 2004, and 25.4% from $27,017,000 to $20,150,000 for the nine months ended September 30, 2004, compared to 2003. The decrease in margins for the three months ended September 30, 2004, compared to the same period in 2003, was attributable to increases in steel, copper and aluminum at a rate significantly higher than the price increases incurred in the first six months of the year. The Company instituted a product price increase to its customers in April in an attempt to offset the increases in steel, copper and aluminum. Due to the Company's high backlog, orders with old pricing had to flow through the system before new orders began to reflect the new pricing. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months. In addition, the Company has initiated another product price increase to its customers because the April price increase has not kept pace with interim material price increases. It is unclear what impact further price increases could have on order volume. The decrease in margins for the nine months ended September 30, 2004, compared to 2003, was due to price increases in steel, copper and aluminum, startup costs associated with a new coil project, closings of the Tulsa facility for four days due to computer and electrical outages, which also affected the Longview and Canada facilities, and equipment failures at the Company's Longview, Texas facility that prevented coil production needed by the Tulsa facility.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. The company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs as steel, copper and aluminum are used in the manufacturing of their products. The Company is also experiencing price increases from component part suppliers. The Company believes that price increases will continue for the remainder of the year.

Selling, general and administrative expenses decreased $456,000 from $3,861,000 to $3,405,000 for the three months ended September 30, 2004, and increased $594,000 from $10,569,000 to $11,163,000 for the nine months ended September 30, 2004, compared to the same periods in 2003. The decrease for the three months was due primarily to lower warranty expense and the increase for the nine months was due primarily to increases in bad debt and advertising expenses.


Financial Condition and Liquidity. Accounts receivable increased $8,739,000 from $22,553,000 at December 31, 2003, to $31,292,000 at September 30, 2004, due to
an increase in sales.

Inventories increased $1,946,000 from $19,711,000 to $21,657,000 at September 30, 2004 compared to December 31, 2003, due to procurement of inventory to accommodate increased sales.

Property, plant and equipment increased $13,467,000 from $68,735,000 to $82,202,00 with $380,000 related to a land acquisition in Longview, $1,100,000 related to a land and building acquisition in Burlington, Ontario, Canada, $4,674,000 to the addition of the sheet metal facility in Tulsa and building renovations, $7,034,000 of manufacturing equipment additions and $64,000 of furniture and fixture additions. Included in the above additions are the following amounts relating to the Canada acquisition: $217,000 of machinery and equipment, $47,000 of office furniture and computer equipment, and vehicles totaling $13,000.

Accounts payable and accrued liabilities increased $3,982,000 compared to December 31, 2003, due primarily to commissions payable.

The Company generated $6,495,000 and $15,915,000 cash from operating activities during the nine months ended September 30, 2004, and September 30, 2003, respectively. The decrease in 2004 was primarily due to a decrease in net income and an increase in accounts receivable, inventory, partially offset by an increase in accrued liabilities.

Cash flows used in investing activities were $6,971,000 for the nine months ended September 30, 2004, and $3,964,000 for the nine months ended September 30, 2003. Cash flows used in investing activities in 2004 were related primarily to $13,206,000 of capital expenditures for additions of machinery and equipment, the Company's sheet metal facility at the Tulsa plant, land purchased in Longview, Texas, for future expansion, the Canada acquisition, and the Canadian property purchase in Burlington, Ontario. Cash used in investing activities in 2003 were related primarily to machinery and equipment additions and renovations to the Company's manufacturing and office facilities. All capital expenditures were financed out of cash generated from operations and from $8 million of cash generated from the proceeds of a matured certificate of deposit. The Company has committed approximately $1.0 million to the completion of the sheet metal facility at the Tulsa plant and approximately $1.4 million to a land and building acquisition for the Canada operation. Both expenditures are expected to be financed out of cash flow from operations.

Cash flows used in financing activities were $5,721,000 and $12,406,000 during the nine months ended September 30, 2004, and September 30, 2003, respectively. The cash used in 2004 and 2003 was related primarily to the repurchase of Company stock and net payments under the revolving credit agreement. The Company's revolving credit facility provides for maximum borrowings of $15,150,000. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6% (3.27% at September 30, 2004), at the election of the Company, with a maturity date of July 31, 2005. The credit facility prohibits the declaration and payment of dividends. There were $3,203,000 borrowings under the revolving credit facility and $11,347,000 available on the credit facility at September 30, 2004. The Company had no borrowings under the revolving credit facility at September 30, 2003.

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

Stock Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. To date, all options granted to employees qualify for fixed plan accounting as described in APB 25. Because the exercise price of the Company's options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.


Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "believes," "seeks," "estimates," "will," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (1) the timing and extent of changes in raw material and component parts prices, (2) the effects of fluctuations in the commercial/industrial new construction market,
(3) the timing and extent of changes in interest rates, as well as other competitive factors during the year and (4) general economic, market or business conditions.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility, which bears variable interest based upon a prime or LIBOR rate.

Foreign sales accounted for only 2% of the Company's sales in 2003 and the Company accepts payment for such sales only in U.S. dollars; hence, the Company is not exposed to foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which uses the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

The most important materials purchased by the Company are steel, copper and aluminum, which are obtained from domestic suppliers. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The Company endeavors to obtain the lowest possible cost in its purchases of raw material and components, consistent with meeting specified quality standards. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months. However, the Company has experienced sharp increases in steel and copper pricing and significant increases in aluminum pricing during the nine months ended September 30, 2004. The Company believes that price increases will continue for the remainder of the year.

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

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On October 17, 2002, the Company announced a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through September 30, 2004, the Company had acquired 1,014,664 shares of its stock pursuant to its current buyback program.

Stock repurchases during the third quarter of 2004 were as follows:

                      ISSUER PURCHASES OF EQUITY SECURITIES
----------------- ------------------- ---------------- --------------------- --------------------------------
                                                        (c) Total Number of
                                                         Shares (or Units)         (d) Maximum Number or
                   (a) Total Number     (b) Average        Purchased as          Approximate Dollar Value
                        of Shares        Price Paid      Part of Publicly       of Shares (or Units) that
                       (or Units)         Per Share       Announced Plans         May Yet Be Purchased
  Period                Purchased         (or Unit)         Or Programs        Under the Plans or Programs
----------------- ------------------- ---------------- --------------------- --------------------------------
Month #1
July 1-31               10,500             $17.84               10,500                     359,736
2004
----------------- ------------------- ---------------- --------------------- --------------------------------

Month #2
August 1-31             38,300             $17.00               38,300                     321,436
2004
----------------- ------------------- ---------------- --------------------- --------------------------------

Month #3
September 1-30          11,100             $17.31               11,100                     310,336
2004
----------------- ------------------- ---------------- --------------------- --------------------------------

Total                   59,900             $17.21               59,900
----------------- ------------------- ---------------- --------------------- --------------------------------

                                   AAON, Inc.
                           Consolidated Balance Sheets

                                                                      September 30,                    December 31,
                                                                          2004*                            2003
                                                                 ---------------------------------------------------------
                                                                     (In thousands, except share and per share data)
     ASSETS
     CURRENT ASSETS
          Cash and cash equivalents                                    $       13                        $    6,186
          Certificate of deposit                                            2,000                            10,000
          Accounts receivable, net                                         31,292                            22,553
          Inventories, net                                                 21,657                            19,711
          Prepaid expenses                                                    440                             2,653
          Deferred income tax                                               3,781                             3,532
                                                                 ------------------------         ------------------------
     Total current assets                                                  59,183                            64,635
                                                                 ------------------------         ------------------------

     PROPERTY, PLANT AND EQUIPMENT
          Land                                                              2,045                               874
          Buildings                                                        24,914                            19,588
          Machinery and equipment                                          51,363                            44,329
          Furniture and fixtures                                            3,880                             3,944
                                                                 ------------------------         ------------------------
          Total property, plant & equipment                                82,202                            68,735
          Less:  accumulated depreciation                                  35,760                            31,285
                                                                 ------------------------         ------------------------
          Net property, plant & equipment                                  46,442                            37,450
                                                                 ------------------------         ------------------------
     Total assets                                                      $  105,625                        $  102,085
                                                                 ========================         ========================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
          Revolving credit facility                                    $    3,203                        $    5,356
          Accounts payable                                                 11,020                            11,553
          Accrued liabilities                                              16,872                            12,357
                                                                 ------------------------         ------------------------
     Total current liabilities                                             31,095                            29,266
                                                                 ------------------------         ------------------------
     DEFERRED TAX LIABILITY                                                 4,685                             5,391
                                                                 ------------------------         ------------------------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
          Preferred Stock, $.001 par, 5,000,000 shares
              authorized, no shares issued                                      -                                 -
          Common Stock, $.004 par, 50,000,000 shares
              authorized, and 12,405,598 and 12,519,733
              issued and outstanding at September 30, 2004,
              and December 31, 2003, respectively                              50                                50

          Additional paid-in capital                                            -                                 -
          Accumulated other comprehensive income                               24                                 -
          Retained earnings                                                69,771                            67,378
                                                                 ------------------------         ------------------------
     Total stockholders' equity                                            69,845                            67,428
                                                                 ------------------------         ------------------------
     Total liabilities and stockholders' equity                        $  105,625                        $  102,085
                                                                 ========================         ========================
     *Unaudited
      See accompanying notes.

                                   AAON, Inc.
                      Consolidated Statements of Operations
                                                    Three Months Ended                             Nine Months Ended
                                          Sept. 30, 2004*        Sept. 30, 2003*         Sept. 30, 2004*       Sept. 30, 2003*
                                          -------------------------------------------------------------------------------------
                                                            (In thousands, except share and per share data)
Net sales                                    $   47,733             $   41,003              $  128,246            $  111,081

Cost of sales                                    41,639                 31,491                 108,096                84,064
                                          ----------------       ----------------        ----------------      ----------------
     Gross profit                                 6,094                  9,512                  20,150                27,017

Selling, general and
  administrative expenses                         3,405                  3,861                  11,163                10,569
                                          ----------------       ----------------        ----------------      ----------------
     Income from operations                       2,689                  5,651                   8,987                16,448

Interest expense                                      8                      6                      35                    21

Interest income                                     (10)                   (84)                   (174)                 (259)

Other expense (income)                              (13)                   (45)                     12                  (167)
                                          ----------------       ----------------        ----------------      ----------------
Income before income taxes                        2,704                  5,774                   9,114                16,853

Income tax provision                              1,177                  2,139                   3,679                 6,366
                                          ----------------       ----------------        ----------------      ----------------
     Net income                              $    1,527             $    3,635              $    5,435            $   10,487
                                          ================       ================        ================      ================
Earnings Per Share:
   Basic                                     $     0.12             $     0.29              $     0.44            $     0.82
                                          ================       ================        ================      ================
   Diluted                                   $     0.12             $     0.27              $     0.42            $     0.79
                                          ================       ================        ================      ================

Weighted Average Shares Outstanding:
   Basic                                     12,420,941             12,593,711              12,453,360            12,736,140
                                          ================       ================        ================      ================
   Diluted                                   12,898,497             13,292,444              12,954,207            13,314,563
                                          ================       ================        ================      ================
*Unaudited
See accompanying notes

                                    AAON INC.
                 Consolidated Statements of Comprehensive Income

                                                    Three Months Ended                             Nine Months Ended
                                          Sept. 30, 2004*        Sept. 30, 2003*         Sept. 30, 2004*       Sept. 30, 2003*
                                          -------------------------------------------------------------------------------------
                                                                             (in thousands)

Net income                                     $  1,527               $  3,635                $  5,435              $ 10,487

Other comprehensive income, net of tax:
Foreign currency translation  adjustment             30                      -                      24                     -
                                          ----------------       ----------------        ----------------     -----------------
     Comprehensive income                      $  1,557               $  3,635                $  5,459              $ 10,487
                                          ================       ================        ================     =================
*Unaudited
See accompanying notes

                                   AAON, Inc.
                 Consolidated Statements of Stockholders' Equity
                                                                                     Accumulated
                                                                 Additional             Other
                                       Common Stock                Paid-in          Comprehensive         Retained
                                  Shares         Amount            Capital              Loss              Earnings         Total
                                ----------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Balance, December 31, 2003          12,520         $ 50             $   -              $   -              $67,378         $67,428

Stock options exercised
Including tax benefits*                 88            -               965                  -                    -             965

Foreign currency translation*            -            -                 -                 24                    -              24

Repurchase of common stock*           (202)           -              (965)                 -               (3,042)         (4,007)

Net income*                              -            -                 -                  -                5,435           5,435
                                ------------    -----------    --------------    -------------------    ------------   -------------
Balance, September 30, 2004*        12,406         $ 50             $   -              $  24              $69,771         $69,845
                                ============    ===========    ==============    ===================    ============   =============
*Unaudited
See accompanying notes

                                   AAON, Inc.

                      Consolidated Statements of Cash Flows
                                                                         Nine Months                   Nine Months
                                                                            Ended                         Ended
                                                                       Sept. 30, 2004*               Sept. 30, 2003*
                                                                    ---------------------------------------------------
                                                                                       (in thousands)
Operating Activities
     Net income                                                           $     5,435                   $    10,487
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation                                                           4,474                         3,894
         Provision for losses on accounts receivable                              486                          (224)
         Loss on disposition of assets                                              4                             -
         Deferred income taxes                                                   (955)                            -
         Changes in assets and liabilities, net of effects
          of acquisition:
           Accounts receivable                                                 (8,138)                       (1,876)
           Inventories                                                         (1,487)                          158
           Prepaid expenses                                                     2,213                          (491)
           Accounts payable                                                      (533)                        1,166
           Accrued liabilities                                                  4,996                         2,801
                                                                    ---------------------------------------------------
     Net cash provided by operating activities                                  6,495                        15,915

Investing Activities
     Cash paid for acquisition                                                 (1,778)                            -
     Proceeds from sale of property, plant and equipment                           13                             -
     Proceeds from matured certificate of deposit                              10,000                             -
     Investment in certificate of deposit                                      (2,000)                            -
     Capital expenditures                                                     (13,206)                       (3,964)
                                                                    ---------------------------------------------------
     Net cash used in investing activities                                     (6,971)                       (3,964)

Financing Activities
     Borrowings under revolving credit facility                                42,759                        26,862
     Payments under revolving credit facility                                 (44,912)                      (30,428)
     Stock options exercised                                                      439                           292
     Repurchase of stock                                                       (4,007)                       (9,132)
                                                                    ---------------------------------------------------
     Net cash used in financing activities                                     (5,721)                      (12,406)
                                                                    ---------------------------------------------------
Effect of exchange rate on cash                                                    24                             -
                                                                    ---------------------------------------------------
Net decrease in cash and cash equivalents                                      (6,173)                         (455)
                                                                    ---------------------------------------------------
Cash and cash equivalents, beginning of year                                    6,186                         5,071
                                                                    ---------------------------------------------------
Cash and cash equivalents, end of year                                    $        13                   $     4,616
                                                                    ===================================================
*Unaudited
See accompanying notes.

                 Notes to the Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2003, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translations. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

2. STOCK COMPENSATION:

The Company accounts for its Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan qualify for fixed plan accounting and had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, is as follows:

                                                          Three Months Ended                    Nine Months Ended
                                                      Sept. 30,         Sept. 30,          Sept. 30,         Sept. 30,
                                                        2004              2003               2004              2003
                                                    ----------------------------------------------------------------------
                                                                      (in thousands, except share data)
Net income as reported                                  $1,527            $3,635             $5,435           $10,487

Deduct compensation expense determined under fair
value method for all awards, net of related tax
effects                                                   (185)             (117)              (512)             (432)
                                                    --------------    --------------     --------------    ---------------
Pro forma net income                                    $1,342            $3,518             $4,923           $10,055
                                                    ==============    ==============     ==============    ===============
Earnings per share:

     Basic, as reported                                 $ 0.12            $ 0.29             $ 0.44           $  0.82
                                                    ==============    ==============     ==============    ===============
     Basic, pro forma                                   $ 0.11            $ 0.28             $ 0.40           $  0.79
                                                    ==============    ==============     ==============    ===============

     Diluted, as reported                               $ 0.12            $ 0.27             $ 0.42           $  0.79
                                                    ==============    ==============     ==============    ===============
     Diluted, pro forma                                 $ 0.10            $ 0.26             $ 0.38           $  0.76
                                                    ==============    ==============     ==============    ===============


3. CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

4. CERTIFICATE OF DEPOSIT:

The Company had a $3.5 million certificate of deposit as of June 2004, which bore interest at 1.8% per annum and matured on September 18, 2004. The proceeds of $1.5 million were used for cash flow purposes and a reinvestment of $2 million was made in a 30-day certificate of deposit that bears interest at 1.8% per annum.

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                             As of
                                                           September 30,                December 31,
                                                                2004                        2003
                                                        -------------------------------------------------
                                                                         (in thousands)
Accounts receivable                                       $        32,071             $        23,698
Less allowance for doubtful accounts                                  779                       1,145
                                                        ---------------------       ---------------------
Total, net                                                $        31,292             $        22,553
                                                        =====================       =====================

                                                                       Nine Months Ended
                                                           September 30,               September 30,
                                                                2004                        2003
                                                        -------------------------------------------------
                                                                         (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                           $         1,145             $           860
   Provision for losses on accounts receivable                        486                         229
   Accounts receivable written off, net of
     recoveries                                                      (852)                        (50)
                                                        ---------------------       ---------------------
   Balance, end of period                                 $           779             $         1,039
                                                        =====================       =====================

6. INVENTORIES:

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes a reserve for excess and obsolete inventories based on product line changes, the feasibility of substituting parts, the need for supply replacement parts, and estimated shrinkage. At September 30, 2004, and December 31, 2003, inventory and the related inventory reserves are as follows:


                                                     As of
                                   September 30,                December 31,
                                       2004                        2003
                                 -----------------------------------------------
                                                  (in thousands)
    Raw materials                    $   16,021                 $   13,874
    Work in process                       2,434                      2,700
    Finished goods                        4,252                      4,187
                                 ---------------------     ---------------------
                                         22,707                     20,761

    Less: Inventory reserve               1,050                      1,050
                                 ---------------------     ---------------------

    Total, net                       $   21,657                   $ 19,711
                                 =====================     =====================

7. ACCRUED LIABILITIES:

At September 30, 2004 and December 31, 2003, accrued liabilities were comprised of the following:

                                                     As of
                                   September 30,                December 31,
                                       2004                        2003
                                 -----------------------------------------------
                                                  (in thousands)
    Warranty                         $    6,204                 $    6,020
    Commissions                           6,385                      5,009
    Payroll                               1,549                      1,023
    Other                                 2,734                        305
                                 ---------------------     ---------------------
    Total                            $   16,872                 $   12,357
                                 =====================     =====================


8.  WARRANTY

A provision is made for the estimated cost of warranty obligations at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the Company's warranty liability during the three months and nine months ended September 30, 2004, and 2003, are as follows:

                                                  Three Months Ended                       Nine Months Ended
                                             Sept. 30,           Sept. 30,           Sept. 30,           Sept. 30,
                                               2004                2003                2004                2003
                                          --------------------------------------------------------------------------
                                                                        (in thousands)

Balance, beginning of period                 $ 6,357             $ 5,943             $ 6,020             $ 7,200
Warranties accrued during the period             666               1,033               2,741               2,259
Warranties settled during the period            (819)               (844)             (2,557)             (3,327)
                                          --------------      --------------      --------------     ---------------
Balance, end of period                       $ 6,204             $ 6,132             $ 6,204             $ 6,132
                                          ==============      ==============      ==============     ===============


9. REVOLVING CREDIT FACILITY:

The Company's $15,150,000 unsecured bank line of credit bears interest payable monthly at prime rate less .5% or LIBOR plus 1.60% (3.27% at September 30, 2004), at the election of the Company with a maturity date of July 31, 2005. On July 31, 2004, the Company renewed the line of credit with a new maturity date of July 31, 2005. The credit facility prohibits the declaration and payment of dividends. At September 30, 2004, the Company had $3,203,000 on the bank line of credit and had $5,356,000 outstanding at December 31, 2003. In addition, the Company has a $600,000 Letter of Credit that expires December 31, 2004. The company had $11,347,000 available on its credit facility at September 30, 2004.

10. EARNINGS PER SHARE:


The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended                       Nine Months Ended
                                              Sept. 30, 2004      Sept. 30, 2003      Sept. 30, 2004      Sept. 30, 2003
                                              ----------------------------------------------------------------------------
                                                            (in thousands, except share and per share data)

Numerator:

Net income                                          $ 1,527             $ 3,635             $ 5,435             $10,487

Denominator:
Denominator for basic earnings per share -
   Weighted average shares                       12,420,941          12,593,711          12,453,360          12,736,140
Effect of dilutive employee stock options           477,556             698,733             500,847             578,423
                                              ----------------    ----------------    ----------------    ----------------
Denominator for diluted earnings per share -
   Weighted average shares                       12,898,497          13,292,444          12,954,207          13,314,563
                                              ================    ================    ================    ================
Basic earnings per share                            $  0.12             $  0.29             $  0.44             $  0.82
                                              ================    ================    ================    ================
Diluted earnings per share                          $  0.12             $  0.27             $  0.42             $  0.79
                                              ================    ================    ================    ================


11. STOCK REPURCHASE:

On October 17, 2002, the Company announced a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2003, and September 30, 2004, the Company had repurchased 812,964 shares for an aggregate price of $13,911,017, or an average price of $17.11 per share and 1,014,664 shares for an aggregate price of $17,918,475 or an average price of $17.66 per share, respectively.

12. ACQUISITION:

On May 4, 2004, the Company acquired certain assets and assumed certain liabilities of Air Wise Inc. of Mississauga, Ontario, Canada for a total cost of $1,778,000. Air Wise is engaged in the engineering, manufacturing, and sale of custom air-handling units, makeup air units and packaged rooftop units for commercial and industrial buildings. The acquisition complements and expands the products the Company presently manufactures and adds significant additional capabilities for future growth. The purchase was paid for by cash flow generated from operations. Subsequent to May 4, 2004, AAON Canada Inc.'s activity is included in the Company's financial statements for the three and nine months ended September 30, 2004.

The Air Wise acquisition purchase price was allocated as of May 4, 2004, as follows:

                                                         U.S.
                                                        Dollar
                                                 ---------------------
                                                    (in thousands)

         Accounts receivable                             $ 1,087
         Inventory                                           459
         Fixed assets                                        277
         Accrued warranty liability                          (45)
                                                 ---------------------
         Total purchase price                            $ 1,778
                                                 =====================


On July 29, 2004, the Company purchased property in Burlington, Canada, to relocate AAON Canada Inc. The purchase will allow the Company to enlarge and further expand their production capabilities. The purchase price totaled $1,100,000.

14. CONTINGENCIES:

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

          (b) Reports on Form 8-K: Registrant filed four reports on Form 8-K during the three -month period ended September 30, 2004. Filings reported Registrant's pre-release on quarterly earnings, results of operations and financial conditions for the three months ended June 30, 2004, appointment of Jack E. Short to the Board of Directors and designation of Mr. Short as the "financial expert", and an amendment of its Second Revolving Credit Loan Agreement on July 30, 2004.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AAON, INC.



Dated: November 10, 2004             By:       /s/ Norman H. Asbjornson
                                          ------------------------------------
                                                   Norman H. Asbjornson
                                                      President/CEO



Dated: November 10, 2004             By:       /s/ Kathy I. Sheffield
                                          ------------------------------------
                                                   Kathy I. Sheffield
                                                       Treasurer

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

/s/ Norman H. Asbjornson
------------------------
Norman H. Asbjornson
President/Chief Executive Officer
November 10, 2004

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

/s/ Kathy I. Sheffield
----------------------
Kathy I. Sheffield
Chief Financial Officer
November 10, 2004

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, President/Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Norman H. Asbjornson
------------------------
Norman H. Asbjornson
President/Chief Executive Officer

Dated: November 10, 2004

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Kathy I. Sheffield
----------------------
Kathy I. Sheffield
Chief Financial Officer

Dated: November 10, 2004