Form 10-K
period 2004-12-31
AAON INC
filed 2005-03-16
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2004

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

         The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of Registrant's common stock on the last business day of Registrant's most recently completed second quarter (June 30, 2004) was $186,071,000.

         As of February 28, 2005, Registrant had outstanding a total of 12,381,833 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 24, 2005, are incorporated into Part III.

                               TABLE OF CONTENTS
                                                                           Page
Item Number and Caption                                                   Number

PART I

1.   Business.                                                               1

2.   Properties.                                                             4

3.   Legal Proceedings.                                                      5

4.   Submission of Matters to a Vote of Security Holders.                    5


PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters   6

6.   Selected Financial Data.                                                7

7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations.                                            8

7A.  Quantitative and Qualitative Disclosures About Market Risk.            12

8.   Financial Statements and Supplementary Data.                           13

9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure.                                            13

9A.  Controls and Procedures.                                               13

9B.  Other Information.                                                     17


PART III

10.  Directors and Executive Officers of Registrant.                        18

11.  Executive Compensation.                                                18

12.  Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters.                                     18

13.  Certain Relationships and Related Transactions.                        19

14.  Principal Accountant Fees and Services.                                19


PART IV

15.  Exhibits and Financial Statement Schedules.                            20

                                     PART I

Item 1.  Business.

General Development and Description of Business

AAON, Inc., a Nevada corporation, was incorporated on August 18, 1987.

The Company (including its subsidiaries) is engaged in the manufacture and sale of air-conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units and coils.

Products and Markets

The Company's products serve the commercial and industrial new construction and replacement markets. To date virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for only 2% of its sales in 2004.

The rooftop and condenser markets consist of units installed on commercial or industrial structures of generally less than 10 stories in height. Air-handling units, chillers and coils are applicable to all sizes of commercial and industrial buildings.

The size of these markets is determined primarily by the number of commercial and industrial building completions. The replacement market consists of products installed to replace existing units/components that are worn or damaged. Historically, approximately half of the industry's market has consisted of replacement units.

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

Based on its 2004 level of sales of approximately $173 million, the Company estimates that it has a 13% share of the rooftop market and a 1% share of the coil market. Approximately 55% of the Company's sales now come from new construction and 45% from renovation/replacements. The percentage of sales for new construction vs. replacement to particular customers is related to the customer's stage of development. In the case of Wal-Mart, due to its growth posture, the Company's sales to this major customer were approximately 70% for new construction and 30% replacement.

The Company purchases certain components, fabricates sheet metal and tubing and then assembles and tests its finished products. The Company's primary finished products consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary" products. The Company's other finished products are coils consisting of a sheet metal casing with tubing and fins contained therein, air-handling units consisting of coils, blowers and filters, condensing units consisting of coils, fans and compressors, which, with the addition of a refrigerant-to-water heat exchanger, become chillers, and make-up air units and heat recovery units.

With regard to its standardized products, the Company currently has five groups of rooftop units: its RM and RN Series offered in 21 cooling sizes ranging from two to 70 tons; its RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons; its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in nine sizes ranging from four to 50 tons; and its HA/HB Series, which is offered in 11 sizes ranging from two to 50 tons. The Company manufactures a Model LL chiller, which is available in both air-cooled condensing and evaporative cooled configurations. The Company's air-handling units consist of the H/V Series and the Celebrity Series. The Company's heat recovery option applicable to its RM, RN and RL units, as well as its Celebrity air handlers, respond to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. The Company's products are designed to compete on the higher quality end of standardized products.

The Company's customized products have extensive flexibility in sizes and configurations.

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

The Company has developed and is beginning to market a residential condensing unit (CB Series).

Major Customers

The Company's largest customer last year was Wal-Mart Stores, Inc. Sales to Wal-Mart were 14%, 18% and 14% of total sales, respectively, in 2004, 2003 and 2002. The Company has no written contract with this customer.

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

The Company attempts to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to one year. However, in 2004 cost increases in basic commodities, such as steel, copper and aluminum, were unprecedented in magnitude and severely impacted profit margins. In many instances, due to the significant price increases, suppliers refused to sell materials at the originally negotiated six-month or one year purchase order price.

Distribution

The Company employs a sales staff of 12 individuals and utilizes approximately 87 independent manufacturer representatives' organizations having 104 offices to market its products in the United States and Canada. The Company also has one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from the Company's Tulsa, Oklahoma, Longview, Texas, and Burlington, Ontario, Canada plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

The Company's products and sales strategy focus on "niche" markets. The targeted markets for its equipment are customers seeking products of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service its customers and the ultimate consumer, the Company provides parts availability through two independent parts distributors and has factory service organizations at each of its plants. Also, a number of the manufacturer representatives utilized by the Company have their own service organizations, which, together with the Company, provide the necessary warranty work and/or normal service to customers.

The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 14 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years.

Research and Development

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. R&D has involved the HB, RM, RN and RL (rooftop units), LL (chillers), CB (condensing units) and WA (wall-hung units), as well as component evaluation and refinement, development of control systems and new product development. In the last three years, the Company has incurred an average of $917,000 per year in research and development expense.

Backlog

The Company had a current backlog as of March 1, 2005, of $33,184,000, compared to $37,384,000 at March 1, 2004. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2005; however, the orders are subject to cancellation by the customers.

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

Competition

In the standardized market, the Company competes primarily with Trane Company, a division of American Standard, Inc., Carrier Corporation, a subsidiary of United Technologies Corporation, Lennox International, Inc., and York International Corporation. All of these competitors are substantially larger and have greater resources than the Company. In the custom market, the Company competes with many larger and smaller manufacturers. The Company competes on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, the Company often is at a competitive disadvantage on sales of its products because of the emphasis placed on initial cost; whereas, in the replacement market and other owner-controlled purchases, the Company has a better chance of getting the business since quality and long-term cost are generally taken into account.

Employees

As of March 1, 2005, the Company had 1,131 employees and 236 temporaries, none of whom is represented by unions. Management considers its relations with its employees to be satisfactory.

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


Item 2.  Properties.

The plant and office facilities in Tulsa, Oklahoma, consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue (the "original facility"), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") located on a 40-acre tract of land across the street from the original facility (2440 South Yukon Avenue). Both plants are of sheet metal construction.

The original facility's manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and NC punching equipment. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $14.4 million per month in 2004, which is 56% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company.

The expansion facility is 39% (228,000 sq. ft.) utilized by the Company and 61% leased to a third party. The Company uses 22,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 186,000 sq. ft. for manufacturing. The remaining 357,000 sq. ft. will afford the Company additional plant space for long-term growth.

The Company's operations in Longview, Texas, are conducted in a plant/office building at 203-207 Gum Springs Road, containing 226,000 sq. ft. on 14 acres. The manufacturing area (approximately 219,000 sq. ft.) is located in three 120-foot wide sheet metal buildings connected by an adjoining structure. The facility is built for light industrial manufacturing. An additional, contiguous 13 acres were purchased in 2004 for future expansion.

The Company's operations in Burlington, Ontario, Canada, are located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility on a
5.6 acre tract of land.


Item 3.  Legal Proceedings.

The Company is not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of its knowledge, has been threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2004, through December 31, 2004.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of closing prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:

       Quarter Ended                      High            Low
       -------------                      ----            ---
       March 31, 2003                    $19.36         $12.70
       June 30, 2003                     $19.64         $12.48
       September 30, 2003                $19.84         $16.39
       December 31, 2003                 $20.49         $17.13

       March 31, 2004                    $22.40         $18.00
       June 30, 2004                     $21.24         $18.78
       September 30, 2004                $19.54         $15.52
       December 31, 2004                 $18.20         $14.16

On February 28, 2005, there were 1,034 holders of record, and 2,889 beneficial owners, of the Company's Common Stock.

Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future. There is a negative covenant under the Company's Revolving Credit and Term Loan Agreement which prohibits the declaration or payment of such dividends.

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its current stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2004, the Company had repurchased a total of 1,078,064 shares under the current program for an aggregate price of $18,889,535, or an average of $17.52 per share.

Repurchases during the fourth quarter of 2004 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
------------------ ------------- ------------ ----------------- ---------------------
                                                                    (d) Maximum
                                              (c) Total Number       Number (or
                     (a)Total        (b)       of Shares (or     Approximate Dollar
                    Number of      Average    Units) Purchased  Value) of Shares (or
     Period         Shares (or   Price Paid      as Part of     Units) that May Yet
                      Units)      Per Share       Publicly      Be Purchased Under
                    Purchased     (or Unit)   Announced Plans       the Plans or
                                                or Programs           Programs
------------------ ------------- ------------ ----------------- ---------------------
Month #1
October 1-31,          14,800       $15.43         14,800              295,536
2004
------------------ ------------- ------------ ----------------- ---------------------
Month #2
November 1-30,         21,500       $15.78         21,500              274,036
2004
------------------ ------------- ------------ ----------------- ---------------------
Month #3
December 1-31,         27,100       $14.89         27,100              246,936
2004
------------------ ------------- ------------ ----------------- ---------------------
Total                  63,400       $15.32         63,400
------------------ ------------- ------------ ----------------- ---------------------

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included elsewhere in this report.

                                                                      Year Ended December 31,
------------------------------------------------------------------------------------------------------------------
Results of Operations:                           2004           2003           2002           2001           2000
                                                 ----           ----           ----           ----           ----
                                                               (in thousands, except per share data)
Net sales                                    $173,267       $148,845       $155,075       $157,252       $154,982
Net income                                   $  7,521       $ 14,227       $ 14,611       $ 14,156       $ 12,794
Basic earnings per share                     $   0.60       $   1.12       $   1.11       $   1.09       $    .97
Diluted earnings per share                   $   0.58       $   1.07       $   1.06       $   1.04       $    .92
Weighted average shares outstanding:
         Basic                                 12,435         12,685         13,158         12,992         13,190
         Diluted                               12,923         13,251         13,740         13,641         13,896


                                                                           December 31,
------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:                              2004           2003           2002           2001           2000
                                                 ----           ----           ----           ----           ----
                                                                         (in thousands)

Total assets                                 $105,227       $102,085       $ 91,713       $ 76,295       $ 76,818
Long-term debt                               $    167              -              -       $    985       $  5,853
Stockholders' equity                         $ 71,171       $ 67,428       $ 62,310       $ 50,041       $ 37,012

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AAON engineers, manufactures and markets air-conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up units, heat recovery units, condensing units and coils.

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

Selling, general, and administrative ("SG&A") costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 14 months from date of shipment; compressors (if applicable), an additional four years, on gas-fired heat exchangers (if applicable), 15 years, and on stainless steel heat exchangers (if applicable), 25 years.

On May 4, 2004, AAON Canada Inc., an Ontario corporation organized as a wholly-owned subsidiary of AAON, Inc., purchased certain assets of Air Wise Inc., of Mississauga, Ontario, Canada, which engineers, manufactures and sells custom air-handling units, make-up air units and packaged rooftop units for commercial and industrial buildings. The purchase price was $1,778,000, and was financed out of cash flow from operations. The Company's results of operations include the results of the acquisition from May 4, 2004 forward.

On July 29, 2004, AAON Properties Inc., an Ontario corporation organized as a wholly-owned subsidiary of AAON, Inc., purchased property in Burlington, Ontario, Canada to relocate AAON Canada Inc. The facilities consist of an 82,000 square foot building (71,000 sq. ft. of manufacturing/warehouse space and 11,000 sq. ft. of office space) located at 279 Sumach Drive on a 5.6 acres tract of land.

The office facilities of AAON, Inc. consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (the "original facility"), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") located across the street from the original facility at 2440 S. Yukon Avenue. The Company utilizes 39% of the expansion facility and the remaining 61% is leased to a third party. The operations of AAON Coil Products, Inc., are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 226,000 square feet (219,000 sq. ft. of manufacturing/warehouse and 7,000 sq. ft. of office space). In April 2004, AAON Coil Products purchased a 13-acre tract of land for future expansion.

Set forth below is income statement information with respect to the Company for years 2004, 2003 and 2002:

                                                         Year Ended December 31,
                                             2004                 2003                 2002
                                             ----                 ----                 ----
                                                             (in thousands)

Net sales                                 $  173,267           $  148,845           $  155,075

Cost of sales                                145,807              112,596              117,193
                                         ---------------      ---------------      ---------------

Gross profit                                  27,460               36,249               37,882
                                         ---------------      ---------------      ---------------
Selling, general and administrative
  expenses                                    15,214               14,909               15,071
                                         ---------------      ---------------      ---------------

Income from operations                        12,246               21,340               22,811
                                         ---------------      ---------------      ---------------


Interest expense                                 (38)                 (21)                 (95)
Interest Income                                  183                  346                  214
                                                 (12)                 188                  180
                                         ---------------      ---------------      ---------------

Income before income taxes                    12,379               21,853               23,110
Income tax provision                           4,858                7,626                8,499
                                         ---------------      ---------------      ---------------

Net income                                $    7,521           $   14,227           $   14,611
                                         ===============      ===============      ===============


Results of Operations

Net sales increased $24.4 million in 2004 compared to 2003, and decreased $6.2 million in 2003 compared to 2002. The increase in sales in 2004 was primarily attributable to the introduction of new products, the improving outlook for the U.S. economy, and the Air Wise acquisition, which has contributed $3,250,000 (1.9%) to sales since May 4, 2004. The increased sales were offset by computer and electrical outages that caused the closings of the Tulsa facility for four days, which also affected production at Longview and Canada. The decrease in sales for 2003 was primarily due to economic conditions in the United States, production issues with the manufacturing of new products and shipment delays by the Company's customers in the fourth quarter.

Gross margins in 2004 were 15.8% compared to 24.4% in 2003. Gross profit decreased $8.8 million (24.2%) to $27.5 million in 2004 from $36.2 million in 2003 and decreased $1.6 million (4.3%) to $36.2 million from $37.9 million in 2003 compared to 2002. The decrease in margins for 2004 compared to 2003 and 2002 was due to price increases in steel, copper and aluminum, startup costs associated with a new coil project, closings of the Tulsa facility for four days due to computer and electrical outages, which also affected the Longview and Canada facilities, and equipment failures at the Company's Longview, Texas, facility that prevented coil production needed by the Tulsa facility. The Company instituted a product price increase to its customers in April 2004, in an attempt to offset the increases in steel, copper and aluminum. Due to the Company's high backlog, orders with old pricing had to flow through the system before new orders began to reflect the new pricing. In addition, the Company initiated another product price increase to its customers in December 2004, because the April price increase did not keep pace with interim material price increases. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months. In many instances, due to significant price increases in 2004, suppliers refused to sell materials at the originally negotiated six-month or one year purchase order price. While gross margins decreased as a result of lower sales in 2003, the margin percentage remained consistent with those of previous years.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs, as steel, copper and aluminum are used in the manufacturing of their products. The Company is also experiencing price increases from component part suppliers.

Selling, general and administrative expenses increased $300,000 (2.0%) in 2004 compared to 2003 due primarily to increases in bad debt expense. The SG&A decrease of $200,000 (1.1%) in 2003 compared to 2002 was attributable primarily to improved product quality, offset by advertising, state taxes and employee compensation cost increases.

Interest expense was $38,000, $21,000 and $95,000 in 2004, 2003 and 2002,
respectively. The reduction in interest expense was due to the retirement of all long-term debt in 2002, lower average borrowings under the revolving credit facility in 2004 and 2003 compared to 2002, and lower average interest rates.

Interest income was $183,000, $350,000 and $210,000 in 2004, 2003, and 2002
respectively, due to investments in short-term money markets and certificates of deposit.

Other expense was $12,000 in 2004 and other income was $200,000 in 2003 and 2002. Other income is attributable primarily to rental income from the Company's expansion facility.

Financial Condition and Liquidity

Net accounts receivable increased $4.6 million at December 31, 2004, compared to December 31, 2003, due to an increase in sales and the Air Wise acquisition.

Inventories increased $1.2 million at December 31, 2004, compared to December 31, 2003, due to procurement of inventory to accommodate increased sales and increased inventory values related to higher raw material and component parts costs. With the backlog at $33.2 million, the bulk of the increase in inventories is committed for future manufacturing.

Prepaid expenses decreased by $2.2 million at December 31, 2004, compared to December 31, 2003, due to deposits on equipment commitments being placed in service in 2004.

Accounts payable and accrued liabilities increased $4.0 million at December 31, 2004, compared to December 31, 2003, due to timing of payments to vendors and commissions payable.

The Company generated $16.2 million, $16.5 million and $21.9 million cash from operating activities in 2004, 2003 and 2002, respectively. Operating cash flows in 2004 consisted of $7.5 million of net income, $3.0 million of working capital and other changes. The decrease in cash provided from operating activities in 2004 is primarily due to an increase in cost of sales and an increase in accounts receivable. Operating cash flows in 2003 consisted of $14.2 million of net income, $(3.2) million in working capital and other changes. The decrease in 2003 is primarily due to an increase in inventories. Operating cash flows in 2002 consisted of $14.6 million of net income, $2.4 million in working capital and other changes.

Cash flows used in investing activities were $11.7 million, $7.6 million and $16.1 million in 2004, 2003 and 2002, respectively. Cash flows used in investing activities in 2004 related to capital expenditure additions totaling $17 million, reflecting primarily additions to machinery and equipment, a sheet metal facility at the Tulsa plant and renovations made to the Company's Tulsa manufacturing and Longview office facilities. In 2003 and 2002 cash used in investing activities was comprised primarily of capital expenditures totaling $7.7 million and $6.1 million, respectively. All capital expenditures and building renovations were financed out of cash generated from operations. In 2002, the Company invested $10 million in a certificate of deposit that matured in 2004 and an additional $3 million was invested in certificate of deposits in 2004, which matures in the first quarter of 2005. Due to anticipated production demands, the Company expects to expend approximately $8 million in 2005 for equipment requirements. The Company expects the cash requirements to be provided from cash flow from operations.

Cash flows used in financing activities were $9.9 million, $7.7 million and $1.9 million in 2004, 2003 and 2002, respectively. In October 2002, the Company's Board of Directors authorized a stock buyback program to repurchase up to 1,325,000 shares of stock. There were 265,100 shares of stock repurchased for a total of $5.0 million and 597,001 shares of stock repurchased for a total of $9.9 million in 2004 and 2003, respectively, with 215,963 shares of stock repurchased for a total of $4.0 million in 2002. Additionally, during 2004, 2003 and 2002, the Company had net borrowings/(repayments) of $(5.4) million, $1.8 million and $3.1 million, respectively, under its revolving credit facility and repaid $1.9 million of long-term debt in 2002.

The Company's revolving credit facility (which currently extends to July 30, 2005) provides for maximum borrowings of $15.2 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. The Company had no borrowings under the revolving credit facility as of December 31, 2004. Borrowings available under the revolving credit facility at December 31, 2004 were $14.6 million. In addition, the Company has a $600,000 Letter of Credit that expires December 31, 2005. The credit facility requires that the Company maintain a certain financial ratio and prohibits the declaration of dividends.

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at December 31, 2004, see Note 4 to the financial statements included in this report.

Commitments and Contractual Agreements

The Company is a party to several short-term, cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.

The Company has cancelable commitments to purchase machinery and equipment at a cost of $1.9 million.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on the Company's results of operations, financial position and cash flows. The Company reevaluates its estimates and assumptions on a monthly basis.

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

Inventory Reserves - The Company establishes a reserve for inventories based on the change in inventory requirements due to product line changes, the feasibility of using obsolete parts for upgraded part substitutions, the required parts needed for part supply sales, replacement parts and for estimated shrinkage.

Warranty - A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. The warranty period is: for parts only, the earlier of one year from the date of first use or 14 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years. Warranty expense is estimated based on the Company's warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue. Due to the absence of warranty history on new products, an additional provision may be made for such products.

Historically, reserves have been within management's expectations.

Stock Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations in accounting for stock options. Under "fixed plan" accounting in APB 25, because the exercise price of the Company's options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted pro forma disclosures of SFAS 123.

New Accounting Pronouncements

FASB Statement 123 (R) replaces FASB Statement No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period. The Statement applies to all awards granted and any unvested awards at June 15, 2005. SFAS 123 (R) will be effective for interim reporting beginning after June 15, 2005. The Company has not determined the impact of the adoption of SFAS 123
(R).

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. The Company had no outstanding balance as of December 31, 2004.

Foreign sales accounted for only 2% of the Company's sales in 2004 and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months. However, in 2004 cost increases in basic commodities, such as steel, copper and aluminum, were unprecedented in magnitude and severely impacted profit margins. In many instances, due to significant price increases, this year, suppliers refused to sell materials at the originally negotiated six-month or one year purchase order price.

The Company does not utilize derivative financial instruments to hedge its interest rate or raw materials price risks.


Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included commencing at page 27.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information called for by Item 304 of Regulation S-K has been previously reported in the Company's Form 8-K dated June 25, 2004.


Item 9A. Controls and Procedures.

         (a)      Evaluation of Disclosure Controls and Procedures

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were ineffective as of December 31, 2004, because of the material weaknesses discussed below.

         (b) Management's Annual Report on Internal Control over Financial Reporting

The management of AAON, Inc. and its subsidiaries (AAON), is responsible for establishing and maintaining adequate internal control over financial reporting. AAON's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have excluded due to its size and complexity the acquisition of AAON Canada Inc., which was completed in May, 2004. This acquisition created a second geographic location distinct from that of our United States operations in which financial reporting will continue to occur with their own control environment, control activities and proprietary information technology systems. Collectively, this acquisition constituted 1.7% of total assets as of December 31, 2004, 1.9% of total revenues and (11)% of net earnings for the year then ended (See Note 1 to the consolidated financial statements which contains further discussion of this acquisition and its impact on our consolidated financial statements). We plan to fully integrate our reporting locations into a common reporting framework in 2005.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that results in a more than remote likelihood that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is a deficiency that results in a more than remote likelihood that a misstatement in annual or interim financial statements is more than inconsequential. The management of AAON assessed the effectiveness of the Company's internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f) as of December 31, 2004, and this assessment considered the following material weaknesses in the company's internal control over financial reporting, specifically relating to inventory accounting:

1) At December 31, 2004, material weaknesses existed in information technology general controls that impaired the reliability of AAON's manufacturing and inventory application processing functions and automated controls. These weaknesses, in turn, undermined the reliability of user controls over manufacturing and inventory processing, which were dependent upon the integrity of computer-generated reports. The specific factors giving rise to this material weakness include a) deficiencies in the authorization, development, testing, and movement of changes to AAON's inventory and manufacturing applications and b) significant functional complexity of the inventory and manufacturing applications that create user dependence upon application-based controls to prevent or detect errors, omissions and irregularities in processing.

2) At December 31, 2004, a material weakness existed with respect to the preparation of certain adjustments recorded by management related to the valuation of inventory. Our external auditors discovered during the completion of the audit of the 2004 financial statements that adjustments recorded by management inaccurately valued inventory and proposed certain audit adjustments to correct the misstatement. The proposed audit adjustments were determined to be material and, by reason of that fact, a material weakness would be deemed to exist. These adjustments were recorded in the financial statements of AAON. The proposed audit adjustments related to a) the capitalization of certain purchase price variances and b) absorption of manufacturing overhead.

Because of the aforementioned material weaknesses, management determined the Company's internal control over financial reporting to be ineffective at December 31, 2004.

We intend to implement changes to our internal controls in the future to address these material weaknesses. We will consider implementation of the following, as well as other additional procedures:

o Develop controls over production program changes that will assure that all, and only, authorized changes to production programs have been properly designed, tested and moved into production.

o Develop controls to assure non-routine adjustments to inventory are appropriately tested before they are recorded in the financial statements.

o Develop controls to assure manufacturing overhead related to inventory is appropriately considered in our financial reporting.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that, as of December 31, 2004, the Company's internal control over financial reporting was not effective based on those criteria.

AAON's independent registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting.


Date:    March 8, 2005                          /s/ Norman H. Asbjornson
                                                --------------------------------
                                                    Norman H. Asbjornson
                                                    Chief Executive Officer



                                                /s/ Kathy I. Sheffield
                                                --------------------------------
                                                    Kathy I. Sheffield
                                                    Chief Financial Officer


         (c)      Attestation Report of the Registered Public Accounting Firm

AAON, Inc. stockholders

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Management's Assessment), that AAON, Inc. (a Nevada Corporation) and subsidiaries (collectively, AAON) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AAON's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As indicated in Management's Annual Report on Internal Control over Financial Reporting, management has excluded the May 4, 2004 acquisition of Airwise, Inc. from management's evaluation of the effectiveness of internal control over financial reporting. Accordingly, we did not perform procedures to evaluate the design and operating effectiveness of internal controls related to the acquired business.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses relating to inventory accounting have been identified and included in management's assessment.

1) At December 31, 2004, material weaknesses existed in information technology general controls that impaired the reliability of AAON's manufacturing and inventory application processing functions and automated controls. These weaknesses, in turn, undermined the reliability of user controls over manufacturing and inventory processing, which were dependent upon the integrity of computer-generated reports. The specific factors giving rise to this material weakness include a) deficiencies in the authorization, development, testing, and movement of changes to AAON's inventory and manufacturing applications and b) significant functional complexity of the inventory and manufacturing applications that create user dependence upon application-based controls to prevent or detect errors, omissions, and irregularities in processing.

2) At December 31, 2004, we discovered a material weakness existed with respect to the preparation of certain adjustments recorded by management related to the valuation of inventory. Our external auditors discovered during the completion of the audit of the 2004 financial statements that the adjustments recorded by management inaccurately valued inventory and proposed certain audit adjustments to correct the misstatement. The proposed audit adjustments were determined to be material and were subsequently recorded in the financial statements of AAON. The proposed audit adjustments related to a) the capitalization of certain purchase price variances and b) absorption of manufacturing overhead.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 8, 2005 on those financial statements.

In our opinion, management's assessment that AAON did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, AAON has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management's statement referring to intended changes to the Company's system of internal controls over financial reporting and integration of financial reporting locations and framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and related consolidated statements of income, stockholders' equity, and cash flows for the year then ended of AAON, Inc. and subsidiaries and our report dated March 8, 2005 expressed an unqualified opinion.


                                                          /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 8, 2005

         (d)      Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B. Other information.

                  None.

                                    PART III


Item 10. Directors and Executive Officers of Registrant.

The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Meeting of Stockholders.

Code of Ethics
--------------
The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, as well as its other employees and directors. The Company undertakes to provide any person without charge, upon request, a copy of such code of ethics. Requests may be directed to AAON, Inc., 2425 South Yukon Avenue, Tulsa, Oklahoma 74107, attention Kathy I. Sheffield, or by calling (918) 382-6204.


Item 11. Executive Compensation.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Meeting of Stockholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Meeting of Stockholders.

Summary of All Existing Equity Compensation Plans
-------------------------------------------------
The following table sets forth information concerning the equity compensation plans of the Company as of December 31, 2004.


                                      EQUITY COMPENSATION PLAN INFORMATION
                                                                                      Number of securities
                                       Number of securities                         remaining available for
                                        to be issued upon       Weighted-average     future issuance under
           Plan Category                   exercise of         exercise price of      equity compensation
                                       outstanding options,   outstanding options,      plan [excluding
                                           warrants and           warrants and       securities reflected
                                              rights                 rights             in column (a)]
           -------------                 ---------------         --------------         --------------
                                               (a)                     (b)                    (c)

         Equity compensation plans
         approved by security holders(1)    1,159,780                $6.13                  296,961

         Equity compensation plans not
         approved by security holders(2)            -                    -                        -
                                         ---------------         --------------         --------------
         Total                              1,159,780                $6.13                  296,961

(1) Consists of shares covered by the Company's 1992 Stock Option Plan, as amended.

(2) The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

Item 13. Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Meeting of Stockholders.


Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Meeting of Stockholders.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules.

         (a)  Financial statements.
                  See Index to Consolidated Financial Statements on page 24.

         (b)  Exhibits:

                   (3)  (A)   Articles of Incorporation (i)
                        (A-1) Article Amendments (ii)
                        (B)   Bylaws (i)
                        (B-1) Amendments of Bylaws (iii)

                   (4)  (A)   Third Restated Revolving Credit and Term
                              Loan Agreement and related documents (iv)

                        (B) Rights Agreement dated February 19, 1999, as amended (v)

                  (10)        AAON, Inc. 1992 Stock Option Plan, as amended (vi)

                  (21)        List of Subsidiaries

                (23.1)        Consent of Grant Thornton LLP

                (23.2)        Consent of Ernst & Young LLP

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

                (iii) Incorporated herein by reference to the Company's Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

                (iv) Incorporated by reference to exhibit to the Company's Form 8-K dated July 30, 2004.

                (v) Incorporated by reference to exhibits to the Company's Forms 8-K dated February 25, 1999, and August 20, 2002, and Form 8-A Registration Statement No. 000-18953, as amended.

                (vi) Incorporated herein by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to the Company's Form S-8 Registration Statement No. 33-78520, as amended.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   AAON, INC.


Dated:  March 14, 2005             By:         /s/ Norman H. Asbjornson
                                        ----------------------------------------
                                            Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 14, 2005                          /s/ Norman H. Asbjornson
                                        ----------------------------------------
                                                    Norman H. Asbjornson
                                                   President and Director
                                               (principal executive officer)


Dated:  March 14, 2005                           /s/ Kathy I. Sheffield
                                        ----------------------------------------
                                                     Kathy I. Sheffield
                                                         Treasurer
                                                (principal financial officer
                                             and principal accounting officer)


Dated:  March 14, 2005                         /s/ William A. Bowen
                                        ----------------------------------------
                                                   William A. Bowen
                                                       Director


Dated:  March 14, 2005                         /s/ John B. Johnson, Jr.
                                        ----------------------------------------
                                                   John B. Johnson, Jr.
                                                       Director


Dated:  March 14, 2005                         /s/ Thomas E. Naugle
                                        ----------------------------------------
                                                   Thomas E. Naugle
                                                       Director


Dated:  March 14, 2005                         /s/ Anthony Pantaleoni
                                        ----------------------------------------
                                                   Anthony Pantaleoni
                                                       Director


Dated:  March 14, 2005                         /s/ Jerry E. Ryan
                                        ----------------------------------------
                                                   Jerry E. Ryan
                                                       Director

Dated:  March 14, 2005                         /s/ Jack E. Short
                                        ----------------------------------------
                                                   Jack E. Short
                                                       Director


Dated:  March 14, 2005                         /s/ Charles C. Stephenson, Jr.
                                        ----------------------------------------
                                                   Charles C. Stephenson, Jr.
                                                       Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm
  - Grant Thornton LLP                                                       25

Report of Independent Registered Public Accounting Firm
  - Ernst & Young LLP                                                        26

Consolidated Balance Sheets                                                  27

Consolidated Statements of Income                                            28

Consolidated Statements of Stockholders' Equity                              29

Consolidated Statements of Cash Flows                                        30

Notes to Consolidated Financial Statements                                   31

             Report of Independent Registered Public Accounting Firm


Stockholders
AAON, Inc.

We have audited the accompanying consolidated balance sheet of AAON, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AAON, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2004 expressed an unqualified opinion on Management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the Company's internal control over financial reporting.


                                                          /s/ Grant Thornton LLP

Tulsa, Oklahoma
March 8, 2005

             Report of Independent Registered Public Accounting Firm


Stockholders
AAON, Inc.

We have audited the accompanying consolidated balance sheet of AAON, Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAON, Inc. at December 31, 2003, and the consolidated results of its operation and its cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 6, 2004

                          AAON, INC., and Subsidiaries

                           Consolidated Balance Sheets
                                                                                        December 31,
                                                                                  2004                2003
                                                                            --------------------------------------
                                                                            (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                                   $         994      $       6,186
   Certificate of deposit                                                              3,000             10,000
   Accounts receivable, net                                                           27,121             22,553
   Inventories, net                                                                   20,868             19,711
   Prepaid expenses and other                                                            478              2,653
   Deferred tax asset                                                                  3,537              3,532
                                                                            --------------------------------------
Total current assets                                                                  55,998             64,635
   Property, plant and equipment, net                                                 49,229             37,450
                                                                            --------------------------------------
Total assets                                                                   $     105,227      $     102,085
                                                                            ======================================

Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                                   $           -      $       5,356
   Current maturities of long-term debt                                                  108                  -
   Accounts payable                                                                   12,882             11,553
   Accrued liabilities                                                                15,069             12,357
                                                                            --------------------------------------
Total current liabilities                                                             28,059             29,266

Long-term debt, less current maturities                                                  167                  -

Deferred tax liability                                                                 5,830              5,391


Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                                          -                  -
   Common stock, $.004 par value, 50,000,000 shares authorized,
     12,349,583 and 12,519,733 issued  and outstanding at December 31,
     2004 and 2003, respectively                                                          49                 50
   Accumulated other comprehensive  income                                               247                  -
   Retained earnings                                                                  70,875             67,378
                                                                            --------------------------------------
Total stockholders' equity                                                            71,171             67,428
                                                                            --------------------------------------

Total liabilities and stockholders' equity                                     $     105,227      $     102,085
                                                                            ======================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries

                        Consolidated Statements of Income

                                                                               Year Ending December 31,
                                                                       2004              2003              2002
                                                                 ---------------------------------------------------
                                                                       (in thousands, except per share data)
Net sales                                                          $  173,267        $  148,845        $  155,075
Cost of sales                                                         145,807           112,596           117,193
                                                                 ---------------------------------------------------
Gross profit                                                           27,460            36,249            37,882
Selling, general and administrative expenses                           15,214            14,909            15,071
                                                                 ---------------------------------------------------
Income from operations                                                 12,246            21,340            22,811

Interest expense                                                          (38)              (21)              (95)
Interest income                                                           183               346               214
Other income (expense)                                                    (12)              188               180
                                                                 ---------------------------------------------------
Income before income taxes                                             12,379            21,853            23,110
Income tax provision                                                    4,858             7,626             8,499
                                                                 ---------------------------------------------------
Net income                                                         $    7,521        $   14,227        $   14,611
                                                                 ===================================================
Earnings per share*:
   Basic                                                           $      .60        $     1.12        $     1.11
                                                                 ===================================================
   Diluted                                                         $      .58        $     1.07        $     1.06
                                                                 ===================================================
Weighted average shares outstanding*:
   Basic                                                               12,435            12,685            13,158
                                                                 ===================================================
   Diluted                                                             12,923            13,251            13,740
                                                                 ===================================================

* Reflects three-for-two stock split effective June 4, 2002.

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                                         Accumulated
                                                                                            Other
                                                      Common Stock          Paid-in     Comprehensive     Retained
                                                 Shares*        Amount*     Capital*        Income        Earnings*      Total
                                              -------------------------------------------------------------------------------------
                                                                                   (in thousands)
Balance at December 31, 2001                      12,999        $    52      $ 1,063       $     -        $  48,926     $ 50,041
Net income                                             -              -            -             -           14,611       14,611
Stock options exercised, including tax
   benefits                                          248              1        1,639             -                -        1,640
Stock repurchased and retired                       (216)            (1)      (2,702)            -           (1,279)      (3,982)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 2002                      13,031             52            -             -           62,258       62,310
Net income                                             -              -            -             -           14,227       14,227
Stock options exercised, including tax
   benefits                                           86              -          811             -                -          811
Stock repurchased and retired                       (597)            (2)        (811)            -           (9,107)      (9,920)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 2003                      12,520             50            -             -           67,378       67,478
Comprehensive income:
   Net income                                          -              -            -             -            7,521        7,521
   Foreign currency translation
       adjustment                                      -              -            -           247                -          247
                                                                                                                       ------------
   Total comprehensive income                                                                                              7,768
Stock options exercised, including tax
   benefits                                           95              -          954             -                -          954
Stock repurchased and retired                       (265)            (1)        (954)            -           (4,024)      (4,979)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 2004                      12,350        $    49      $     -       $   247        $  70,875     $ 71,171
                                              =====================================================================================

* Reflects three-for-two stock split effective June 4, 2002.

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries

                      Consolidated Statements of Cash Flows
                                                                                Year Ended December 31,
                                                                           2004          2003          2002
                                                                      ------------------------------------------
                                                                                    (in thousands)
Operating Activities
   Net income                                                          $    7,521    $   14,227     $   14,611
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                         5,732         5,435          4,915
       Provision for losses on accounts receivable                            521           467            346
       Provision for excess and obsolete inventories, net                       -            50            150
       (Gain)/Loss on disposition of assets                                     4           (28)            (6)
       Deferred income taxes                                                  434         1,957          1,085
       Changes in assets and liabilities, net of effects of
        acquisition:
         Accounts receivable                                               (4,002)         (714)           740
         Inventories                                                         (698)       (5,423)        (1,017)
         Prepaid expenses and other                                         2,175        (2,054)          (379)
         Accounts payable                                                   1,329         3,135            859
         Accrued liabilities                                                3,143          (583)           627
                                                                      ------------------------------------------
Net cash provided by operating activities                                  16,159        16,469         21,931
                                                                      ------------------------------------------
Investing Activities
Cash paid for acquisition                                                  (1,778)            -              -
Proceeds from sale of property, plant and equipment                            13            74              8
Proceeds from matured certificate of deposit                               10,000             -              -
Investment in certificate of deposit                                       (3,000)            -        (10,000)
Capital expenditures                                                      (16,976)       (7,700)        (6,126)
                                                                      ------------------------------------------
Net cash used in investing activities                                     (11,741)       (7,626)       (16,118)
                                                                      ------------------------------------------
Financing Activities
Borrowings under revolving credit agreement                                45,471        33,742         33,855
Payments under revolving credit agreement                                 (50,827)      (31,952)       (30,735)
Payments on long-term debt                                                      -             -         (1,869)
Stock options exercised                                                       478           402            866
Repurchase of stock                                                        (4,979)       (9,920)        (3,982)
                                                                      ------------------------------------------
Net cash used in financing activities                                      (9,857)       (7,728)        (1,865)
                                                                      ------------------------------------------

Effects of exchange rate of cash                                              247             -              -
                                                                      ------------------------------------------
Net increase (decrease) in cash                                            (5,192)        1,115          3,948
                                                                      ------------------------------------------
Cash and cash equivalents, beginning of year                                6,186         5,071          1,123
                                                                      ------------------------------------------
Cash and cash equivalents, end of year                                 $      994    $    6,186     $    5,071
                                                                      ==========================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2004

1. Business, Summary of Significant Accounting Policies and Other Financial Data

AAON, Inc. (the Company, a Nevada corporation) is engaged in the manufacture and sale of commercial rooftop air conditioners, heating equipment and air conditioning coils through its wholly-owned subsidiaries AAON, Inc. (AAON, an Oklahoma corporation) AAON Coil Products, Inc. (ACP, a Texas corporation) and AAON Canada, Inc., d/b/a Air Wise (AAON Canada, an Ontario corporation). AAON Properties Inc., (an Ontario corporation) is the lessor of property in Burlington, Ontario, Canada, to AAON Canada. The consolidated financial statements include the accounts of the Company and its subsidiaries, AAON, ACP, AAON Canada and AAON Properties Inc. All significant intercompany accounts and transactions have been eliminated.

Currency

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

Inventory Reserves - The Company establishes a reserve for inventories based on the change in inventory requirements due to product line changes, the feasibility of using obsolete parts for upgraded part substitutions, the required parts needed for part supply sales, replacement parts and for estimated shrinkage.

Warranty - A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. The warranty period is: for parts only, the earlier of one year from the date of first use or 14 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years. Warranty expense is estimated based on the Company's warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue. Due to the absence of warranty history on new products, an additional provision may be made for such products.

Actual results could differ from those estimates.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Revenue Recognition

The Company recognizes revenues from sales of products at the time of shipment. For sales initiated by independent manufacturer representatives, the Company recognizes revenues net of the representatives' commission.

Acquisition

On May 4, 2004, the Company (through AAON Canada, Inc.) acquired certain assets and assumed certain liabilities of Air Wise Inc. of Mississauga, Ontario, Canada for a total cost of $1,778,000. Air Wise is engaged in the engineering, manufacturing, and sale of custom air-handling units, make-up air units and packaged rooftop units for commercial and industrial buildings. The acquisition complements and expands the products the Company presently manufactures and adds significant additional capabilities for future growth. The purchase was paid for by cash flow generated from operations. Subsequent to May 4, 2004, AAON Canada Inc.'s activity is included in the Company's results of operations for the year ended December 31, 2004.

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
                                                    =====================

The Air Wise acquisition is not material for pro forma disclosure purposes.

On July 29, 2004, the Company (through AAON Properties, Inc.) purchased property in Burlington, Canada, to relocate AAON Canada Inc. The purchase will allow the Company to enlarge and further expand its production capabilities. The purchase price totaled $1,100,000.

Concentrations

The Company's customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for only 2% of revenues in 2004. At December 31, 2004 and 2003, two customers represented approximately 5% and 10% respectively, of accounts receivable.

Sales to customers representing 10% or greater of total sales consist of the following:

                                           Year Ended December 31,
                                         2004          2003        2002
                                    --------------- ----------- -----------
      Wal-Mart Stores, Inc.               14%           18%         14%
      Target                               *             *          11%

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                                     December 31,
                                                                                2004              2003
                                                                          ---------------------------------
                                                                                    (in thousands)
Accounts receivable                                                         $   27,838        $   23,698
Less: allowance for doubtful accounts                                             (717)           (1,145)
                                                                          ---------------------------------
Total, net                                                                  $   27,121        $   22,553
                                                                          =================================

                                                                      Year Ended December 31,
                                                               2004             2003              2002
                                                          -------------------------------------------------
                                                                           (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                             $   1,145       $     860         $     860
   Provision for losses on accounts receivable                    521             467               346
   Accounts receivable written off, net of
     recoveries                                                  (949)           (182)             (346)
                                                          -------------------------------------------------
   Balance, end of period                                   $     717       $   1,145         $     860
                                                          =================================================

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At December 31, 2004 and 2003, and for the three years ending December 31, 2004, inventory balances and the related changes in the allowance for excess and obsolete inventories account are as follows:

                                                                                     December 31,
                                                                                2004              2003
                                                                          ---------------------------------
                                                                                    (in thousands)
Raw materials                                                               $   16,397        $   13,874
Work in process                                                                  2,305             2,700
Finished goods                                                                   3,216             4,187
                                                                          ---------------------------------
                                                                                21,918            20,761
Less:  allowance for excess and obsolete inventories                            (1,050)           (1,050)
                                                                          ---------------------------------
Total, net                                                                  $   20,868        $   19,711
                                                                          =================================

                                                                      Year Ended December 31,
                                                               2004             2003              2002
                                                          -------------------------------------------------
                                                                           (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                             $   1,050       $   1,000         $     850
   Provision for excess and obsolete inventories                  425             250               690
   Adjustments to reserve                                        (425)           (200)             (540)
                                                          -------------------------------------------------
   Balance, end of period                                   $   1,050       $   1,050         $   1,000
                                                          =================================================

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense as incurred; major additions to physical properties are capitalized. Property, plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

                                                                     Years
                                                                ---------------
Buildings                                                            10-30
Machinery and equipment                                               3-15
Furniture and fixtures                                                 2-5

At December 31, property, plant and equipment were comprised of the following:

                                                      2004            2003
                                                -------------------------------
                                                        (in thousands)

Land                                               $   2,082      $     874
Buildings                                             26,805         19,588
Machinery and equipment                               52,540         44,329
Furniture and fixtures                                 4,819          3,944
                                                -------------------------------
                                                      86,246         68,735
Less:  accumulated depreciation                      (37,017)       (31,285)
                                                -------------------------------
Total, net                                         $  49,229      $  37,450
                                                ===============================

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, management's estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Management determined no impairment was required as of December 31, 2004 or 2003.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

                                                      2004            2003
                                                -------------------------------
                                                        (in thousands)

Warranty                                           $   6,301      $   6,020
Commissions                                            5,921          5,009
Payroll                                                1,115          1,023
Income taxes                                             309           (708)
Workers' compensation                                    457            408
Medical self-insurance                                   933            478
Other                                                     33            127
                                                -------------------------------
Total                                              $  15,069      $  12,357
                                                ===============================

Warranties

A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues. Warranty expense was $3.8 million, $3.2 million and $4.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Changes in the Company's warranty accrual during the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                      2004           2003            2002
                                                ----------------------------------------------
                                                                 (in thousands)
Balance, beginning of the year                    $    6,020     $    7,220      $    7,020
Warranties accrued during the year                     3,774          3,160           4,300
Warranties settled during the year                    (3,493)        (4,360)         (4,100)
                                                ----------------------------------------------
                                                  $    6,301     $    6,020      $    7,220
                                                ==============================================

Stock Split

On June 4, 2002, the Company effected a three-for-two stock split. Share and per share amounts have been retroactively restated to reflect this stock split.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined based on the assumed exercise of dilutive options, as determined by applying the treasury stock method. For the years ended December 31, 2004, 2003 and 2002, 72,250, 41,250 and 41,250
options, respectively, were anti-dilutive. The weighted average exercise price of the anti-dilutive shares was $19.40 at December 31, 2004 and $19.27 for December 31, 2003 and 2002. The computation of basic and diluted earnings per share ("EPS") is as follows:

                                                                    Year Ended December 31, 2004
                                                                    ----------------------------
                                                                (in thousands, except per share data)

                                                                               Weighted
                                                                Net             Average          Per-Share
                                                               Income            Shares            Amount
                                                          --------------------------------------------------
Basic EPS                                                     $ 7,521            12,435             $ .60
Effect of dilutive securities                                       -               488                 -
                                                          --------------------------------------------------
Diluted EPS                                                   $ 7,521            12,923             $ .58
                                                          ==================================================

                                                                    Year Ended December 31, 2003
                                                                    ----------------------------
                                                                (in thousands, except per share data)

                                                                               Weighted
                                                                Net             Average          Per-Share
                                                               Income            Shares            Amount
                                                          --------------------------------------------------

Basic EPS                                                     $14,227            12,685             $1.12
Effect of dilutive securities                                       -               566                 -
                                                          --------------------------------------------------
Diluted EPS                                                   $14,227            13,251             $1.07
                                                          ==================================================

                                                                    Year Ended December 31, 2002
                                                                    ----------------------------
                                                                (in thousands, except per share data)

                                                                               Weighted
                                                                Net             Average          Per-Share
                                                               Income            Shares            Amount
                                                          --------------------------------------------------

Basic EPS                                                     $14,611            13,158             $1.11
Effect of dilutive securities                                       -               582                 -
                                                          --------------------------------------------------
Diluted EPS                                                   $14,611            13,740             $1.06
                                                          ==================================================

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Stock Compensation

The Company maintains a stock option plan for key employees and directors which is described more fully in Note 6. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan qualify for "fixed" plan accounting and had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

                                                                       Year Ended December 31,
                                                               2004             2003              2002
                                                          ----------------------------------------------------
                                                                 (in thousands except per share data)
Net income, as reported                                     $   7,521        $  14,227         $  14,611
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects                                    (298)            (611)             (995)
                                                          ----------------------------------------------------
Pro forma net income                                        $   7,223        $  13,616         $  13,616
                                                          ====================================================
Earnings per share:
   Basic, as reported                                       $     .60        $    1.12         $    1.11
                                                          ====================================================
   Basic, pro forma                                         $     .58        $    1.07         $    1.03
                                                          ====================================================

   Diluted, as reported                                     $     .58        $    1.07         $    1.06
                                                          ====================================================
   Diluted, pro forma                                       $     .56        $    1.03         $    0.99
                                                          ====================================================

Advertising

Advertising costs are expensed as incurred. Advertising expense was $615,000, $781,000 and $372,000 for the years ending December 31, 2004, 2003 and 2002, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expense was $1,072,000, $837,000 and $842,000 for the years ending December 31, 2004, 2003 and 2002, respectively.

Shipping and Handling

The Company incurs shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

New Accounting Pronouncements

FASB Statement 123 (R) replaces FASB Statement No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period. The Statement applies to all awards granted and any unvested awards at June 15, 2005. SFAS 123 (R) will be effective for interim reporting beginning after June 15, 2005. The Company has not determined the impact of the adoption of SFAS 123
(R).

Segments

The Company operates under one reportable segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

2. Supplemental Cash Flow Information

Interest payments of $38,000, $21,000 and $95,000 were made during the years ending December 31, 2004, 2003 and 2002, respectively. Payments for income taxes of $3,977,000, $6,750,000 and $7,156,000 were made during the years ending December 31, 2004, 2003 and 2002, respectively.

3. Certificate of Deposit

The $10 million certificate of deposit bears interest at 3.25% per annum and matured on June 12, 2004. Proceeds of $7 million were used for cash flow purposes and a reinvestment of $3 million, and various amounts throughout the remainder of the year, were made in 30-day certificate of deposits. At December 31, 2004, the Company had invested $3 million in a 30-day certificate of deposit that bears interest at 1.9% per annum.

4. Revolving Credit Facility

The Company has a $15,150,000 unsecured bank line of credit that matures July 30, 2005. The line of credit requires that the Company maintain a certain financial ratio and prohibits the declaration or payments of dividends. At December 31, 2004, the Company was in compliance with its financial ratio covenants. Borrowings under the credit facility bear interest at prime rate less ..5% or at LIBOR plus 1.60%. At December 31, 2004, the Company had no borrowings under the revolving credit facility. Borrowings available under the revolving credit facility at December 31, 2004 were $14.6 million. As of December 31, 2003, the Company had $5,356,000 outstanding under the credit facility bearing interest at 2.77%. In addition, the Company had a $600,000 bank Letter of Credit at December 31, 2004 and 2003.

5. Debt

Long-term debt at December 31, 2004, consisted of notes payable totaling $275,000, which were due in monthly installments of $9,004, with an interest rate of 3.7%, related to a computer capital lease.

6. Income Taxes

The Company follows the liability method of accounting for income taxes which provides that deferred tax liabilities and assets are based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:

                                                                       Year Ended December 31,
                                                               2004             2003              2002
                                                          ----------------------------------------------------
                                                                           (in thousands)
         Current                                            $   4,424        $   5,669         $   7,414
         Deferred                                                 434            1,957             1,085
                                                          ----------------------------------------------------
                                                            $   4,858        $   7,626         $   8,499
                                                          ====================================================

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                       Year Ended December 31,
                                                               2004             2003              2002
                                                          ----------------------------------------------------

         Federal statutory rate                                 35%              35%               35%
         State income taxes, net of federal benefit              5                4                 4
         Other                                                  (1)              (4)               (2)
                                                          ----------------------------------------------------
                                                                39%              35%               37%
                                                          ====================================================

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 is as follows:

                                                                             2004         2003
                                                                          -------------------------
                                                                               (in thousands)
       Deferred tax assets relating to:
         Valuation reserves                                                $    670     $    900
         Warranty accrual                                                     2,283        2,342
         Other accruals                                                         553          253
         Other, net                                                              31           37
                                                                          -------------------------
                                                                           $  3,537     $  3,532
                                                                          =========================
       Deferred tax liability relating to:
         Depreciation and amortization                                     $  5,830     $  5,391
                                                                          =========================


7. Benefit Plans

The Company's stock option plan reserves 2,925,000 shares of common stock for issuance under the plan. Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant. Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter. Options granted to directors on or after May 25, 2004, vest one-third each after 1-3 years. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10. At December 31, 2004, 296,961 shares were available for future option grants. For the years ended December 31, 2004 and 2003, the Company reduced its income tax payable by $476,000 and $409,000, respectively, as a result of nonqualified stock options exercised under the Company's stock option plan. The number and exercise price of options granted were as follows:

                                                                                          Weighted
                                                                                          Average
                                                                        Number         Exercise Price
                                                                       of Shares         Per Share
                                                                    -----------------------------------
Outstanding at December 31, 2001                                        1,654,949          $  5.01
  Granted                                                                       -                -
  Exercised                                                              (247,598)            3.57
  Cancelled                                                              (129,808)            5.20
                                                                    -----------------------------------
Outstanding at December 31, 2002                                        1,277,543          $  5.33
  Granted                                                                  56,250            13.53
  Exercised                                                               (85,818)            4.69
  Cancelled                                                               (20,645)            8.71
                                                                    -----------------------------------
Outstanding at December 31, 2003                                        1,227,330          $  5.70
  Granted                                                                  31,000            19.58
  Exercised                                                               (94,950)            4.99
  Cancelled                                                                (3,600)            5.78
                                                                    -----------------------------------
Outstanding at December 31, 2004                                        1,159,780          $  6.13
                                                                    ===================================

The weighted-average grant date fair value for options granted during 2004 and 2003 was $9.84 and $6.47, respectively.


The following is a summary of stock options outstanding as of December 31, 2004:

                                      Options Outstanding                           Options Exercisable
                       --------------------------------------------------    ---------------------------------
                            Number                          Weighted                               Weighted
                        Outstanding at     Weighted          Average                Number          Average
      Range of           December 31,      Average          Remaining           Exercisable at     Exercise
   Exercise Prices           2004       Exercise Price   Contractual Life     December 31, 2004      Price
---------------------- ---------------- --------------   ----------------    ------------------ --------------
   2.28 - 3.39               433,725      $  3.02              2.20                 433,725         $  3.02
   4.00 - 5.78               487,305         5.11              4.36                 487,305            5.11
   8.44 - 12.36              103,500         9.65              6.26                  64,350            9.66
  13.40 - 20.40              135,250        17.08              7.79                  62,050           17.59
                       ---------------- --------------                       ------------------ --------------
        Total              1,159,780      $  6.13                                 1,047,430         $  5.26
                       ================ ==============                       ================== ==============

For purposes of the stock compensation information presented in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             2004          2003         2002
                                         ---------------------------------------
       Expected dividend yield                  0%            0%           *
       Expected volatility                  36.70%        37.80%           *
       Risk-free interest rate               4.24%         3.73%           *
       Expected life                        8 yrs         8 yrs            *


       *The Company granted no options in 2002.

The Company sponsors a defined contribution benefit plan. Employees may make contributions at a minimum of 1% and a maximum of 15% of compensation. The Company may, on a discretionary basis, contribute a Company matching contribution not to exceed 6% of compensation. The Company made matching contributions of $546,000, $585,000 and $535,000 in 2004, 2003 and 2002,
respectively.

The Company maintains a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis. Profit sharing expense was $1,408,000, $2,428,000 and $2,573,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

8. Stockholder Rights Plan

During 1999, the Board of Directors adopted a Stockholder Rights Plan (the "Plan"), which was amended in 2002. Under the Plan, stockholders of record on March 1, 1999, received a dividend of one right per share of the Company's common stock. Stock issued after March 1, 1999, contains a notation incorporating the rights. Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of Series A Preferred Stock at an exercise price of $90. The rights are traded with the Company's common stock. The rights become exercisable after a person has acquired, or a tender offer is made for, 15% or more of the common stock of the Company. If either of these events occurs, upon exercise the holder (other than a holder owning more than 15% of the outstanding stock) will receive the number of shares of the Company's common stock having a market value equal to two times the exercise price.

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

10. Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2004 and 2003:

                                                                     Quarter Ending
                                         March 31         June 30          September 30           December 31
                                       ---------------------------------------------------------------------------
                                                         (in thousands, except per share data)
2004
----
Net sales                                $ 37,494        $ 43,019              $ 47,733              $ 45,021
Gross profit                                7,701           6,355                 6,094                 7,310
Net income                                  2,337           1,571                 1,527                 2,086
Earnings per share:
   Basic                                     0.19            0.13                  0.12                  0.17
   Diluted                                   0.18            0.12                  0.12                  0.16


                                                                     Quarter Ending
                                         March 31         June 30          September 30           December 31
                                       ---------------------------------------------------------------------------
                                                         (in thousands, except per share data)
2003
----
Net sales                                $ 32,856        $ 37,222              $ 41,003              $ 37,764
Gross profit                                8,697           8,808                 9,512                 9,232
Net income                                  3,495           3,357                 3,635                 3,740
Earnings per share:
   Basic                                     0.27            0.26                  0.29                  0.30
   Diluted                                   0.26            0.25                  0.27                  0.29

                                                                      Exhibit 21


                              List of Subsidiaries


                Name                              Jurisdiction of Incorporation
                ----                              -----------------------------
         AAON, Inc.                                      Oklahoma
         AAON Coil Products, Inc.                        Texas
         AAON Canada Inc.                                Ontario, Canada
         AAON Properties Inc.                            Ontario, Canada

                                                                    Exhibit 23.1


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our reports dated March 8, 2005, accompanying the consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting included in the Annual Report of AAON, Inc. on Form 10-K for the year ended December 31, 2004. We hereby consent to the incorporation by reference of said reports in the Registration Statement (Post-Effective Amendment No. 2 to Form S-8 (File No. 33-78520)) of AAON, Inc.


                                                          /s/ Grant Thornton LLP

Tulsa, Oklahoma
March 11, 2005

                                                                    Exhibit 23.2


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Post-Effective Amendment No. 2 to Form S-8 No. 33-78520) pertaining to the AAON, Inc. 1992 Stock Option Plan, as amended, of our report dated February 6, 2004, with respect to the consolidated financial statements of AAON, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2004.


                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
March 11, 2005

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

           a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

           c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           d) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:    March 14, 2005
                                               /s/ Norman H. Asbjornson
                                               ------------------------
                                               Norman H. Asbjornson
                                               Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

           a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

           c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           d) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:    March 14, 2005
                                               /s/  Kathy I. Sheffield
                                               -----------------------
                                               Kathy I Sheffield
                                               Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of AAON, Inc. (the "Company"), on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



March 14, 2005                                 /s/ Norman H. Asbjornson
                                               ------------------------
                                               Norman H. Asbjornson
                                               Chief Executive Officer

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of AAON, Inc. (the "Company"), on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



March 14, 2005                                 /s/ Kathy I. Sheffield
                                               ----------------------
                                               Kathy I. Sheffield
                                               Chief Financial Officer