Form 10-Q
period 2005-03-31
AAON INC
filed 2005-05-09
CIK 824142

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2005

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

As of May 1, 2005, Registrant had outstanding a total of 12,381,558 shares of its $.004 par value Common Stock.

                                     PART I

Item 1.  Financial Statements.

         On pages 8 through 17 of this report.


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

Set forth below is unaudited income statement information with respect to the Company for the periods ended March 31, 2005, and 2004:

                                                               Three Months Ended
                                                         March 31,             March 31,
                                                           2005                  2004
                                                    -------------------------------------
                                                                 (in thousands)
Net sales                                             $   42,780            $   37,494

Cost of sales                                             32,730                29,793
                                                    ---------------       ---------------
Gross profit                                              10,050                 7,701
                                                    ---------------       ---------------

Selling, general and administrative
   expenses                                                4,682                 3,967
                                                    ---------------       ---------------
Income from operations                                     5,368                 3,734
                                                    ---------------       ---------------

Interest expense                                              (2)                  (17)
Interest Income                                               78                    81
Other income (expense), net                                   (9)                    2
                                                    ---------------       ---------------
Income before income taxes                                 5,435                 3,800
Income tax provision                                       2,148                 1,463
                                                    ---------------       ---------------
Net income                                            $    3,287            $    2,337
                                                    ===============       ===============


Results of Operations

Net sales increased $5,286,000 (14.1%) to $42,780,000 from $37,494,000 for the three months ended March 31, 2005, compared to the same period in 2004. Increased sales were attributable to both volume and price increases and $2,000,000 of sales from AAON-Canada.

Gross margins were 23.5% compared to 20.5% for the three months ended March 31, 2005 and March 31, 2004, respectively. Gross profit increased $2,349,000 (30.5%) to $10,050,000 from $7,701,000 for the three months ended March 31, 2005, compared to the same period in 2004. The increases in margins and gross profit were primarily due to the increased volume, price increases and improved production efficiencies. The increase in margins was attained while component costs increased.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs as steel, copper and aluminum are used in the manufacturing of their products. The Company is experiencing price increases from component part suppliers. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months.

Selling, general and administrative expenses increased $715,000 (18%) to $4,682,000 from $3,967,000 for the three months ended March 31, 2005 compared to the same period in 2004, primarily due to AAON-Canada expenses, professional fees, computer consulting and profit sharing expenses.

Financial Condition and Liquidity

Accounts receivable increased $1,577,000 from $27,121,000 at December 31, 2004, to $28,698,000 at March 31, 2005, due to the increase in sales.

Inventories increased $2,628,000 to $23,496,000 at March 31, 2005, compared to $20,868,000 at December 31, 2004, due to procurement of raw material and purchased parts required to accommodate increased sales and to manufacture units that had extended ship dates.

Accounts payable and accrued liabilities increased $751,000 to $28,702,000 at March 31, 2005, compared to $27,951,000 at December 31, 2004, primarily due to the increase in inventory and timing of payment to vendors.

The Company generated $1,628,000 and $1,191,000 cash from operating activities during the three months ended March 31, 2005, and March 31, 2004, respectively. The increase in 2005 primarily related to an increase in net income. The increase in net income resulted from increased sales volume, price increases and improved production efficiencies. The decrease in 2004 was primarily due to a decrease in net income and an increase in inventories.

Cash flows used in investing activities were $3,337,000 for the three months ended March 31, 2005, and $663,000 for the three months ended March 31, 2004. Cash flows used in investing activities in 2005 were primarily related to capital expenditures for additions of machinery and equipment. Cash used in investing activities in 2004 were primarily related to machinery and equipment additions and the construction of the Company's sheet metal facility at the Tulsa plant. All capital expenditures and the building expansion were financed out of cash generated from operations.

Cash flows provided by and used in financing activities were $1,097,000 and $6,513,000 during the three months ended March 31, 2005, and March 31, 2004, respectively. The cash provided by financing activities in 2005 was primarily related to net borrowings under the revolving credit agreement. The cash used in 2004 was primarily related to the repurchase of Company stock and net payments under the revolving credit agreement. The Company's revolving credit facility provides for maximum borrowings of $15,150,000. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. Borrowings under the revolving credit facility at March 31, 2005, were $1,347,000 compared to $882,000 at March 31, 2004. In addition, the Company has a $600,000 Letter of Credit that expires December 31, 2005. The credit facility requires that the Company maintain a certain financial ratio and prohibits the declaration of dividends.

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at March 31, 2005, see Note 9 to the financial statements included in this report.


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


New Accounting Pronouncements

FASB Statement 123 (R) replaces FASB Statement No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period. The Statement applies to all awards granted and any unvested awards at December 31, 2005. SFAS 123 (R) will be effective for interim reporting beginning after December 31, 2005. The Company has not determined the impact of the adoption of SFAS 123 (R).


Forward-Looking Statements

This Quarterly Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "will", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. The Company's outstanding balance as of March 31, 2005, was $1,347,000.

Foreign sales accounted for only 2% of the Company's sales in 2004 and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in Consolidated Statements of Stockholders' Equity. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months. However, in 2004 cost increases in basic commodities, such as steel, copper and aluminum, were unprecedented in magnitude and severely impacted profit margins. In many instances, due to significant price increases this year, the supplier refused to supply materials at the originally negotiated six month or one year purchase order price.

The Company does not utilize derivative financial instruments to hedge its interest rate or raw materials price risks.


Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

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

However, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2005, are ineffective because of the material weaknesses that existed in information technology general controls that impaired the reliability of AAON's manufacturing and inventory processing, application processing functions and automated controls. These weaknesses, in turn, undermined the reliability of user controls over manufacturing processing, which were dependent upon the integrity of computer-generated reports. The specific factors giving rise to these material weaknesses include a) deficiencies in the authorization, development, testing and movement of changes to AAON's inventory and manufacturing applications and b) significant functional complexity of the inventory and manufacturing applications that create user dependence upon application-based controls to prevent or detect errors, omissions and irregularities in processing.

Changes in internal controls.

As of March 31, 2005, the Company has corrected one of the material weaknesses disclosed in its Form 10-K for the year ended December 31, 2004, regarding the Company's design of internal control over financial reporting with respect to the preparation of certain adjustments recorded by management related to the valuation of inventory and the capitalization of certain purchase price variances and absorption of manufacturing overhead. The Company is currently in the process of correcting the other material weaknesses regarding the Company's design of internal controls to develop controls over production program changes that will assure that only authorized changes to production programs have been properly designed, tested and moved into production. No other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) have come to management's attention that have materially affected the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On September, 17, 2002, the Company initiated a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through March 31, 2005, the Company had acquired 1,108,464 shares of its stock pursuant to its current buyback program.

Repurchases during the first quarter of 2005 were as follows:

                      ISSUER PURCHASES OF EQUITY SECURITIES
----------------- ------------------- ---------------- --------------------- --------------------------------
                                                        (c) Total Number of
                                                         Shares (or Units)         (d) Maximum Number (or
                   (a) Total Number     (b) Average        Purchased as          Approximate Dollar Value)
                        of Shares        Price Paid      Part of Publicly       of Shares (or Units) that
                       (or Units)         Per Share       Announced Plans         May Yet Be Purchased
  Period                Purchased         (or Unit)         or Programs        Under the Plans or Programs
----------------- ------------------- ---------------- --------------------- --------------------------------
Month #1
January 1-31,                -             $    -                    -                           -
2005
----------------- ------------------- ---------------- --------------------- --------------------------------
Month #2
February  1-28,         14,900             $15.06               14,900                     232,036
2005
----------------- ------------------- ---------------- --------------------- --------------------------------
Month #3
March 1-31,             15,500             $15.52               15,500                     216,536
2005
----------------- ------------------- ---------------- --------------------- --------------------------------
Total                   30,400             $15.30               30,400
----------------- ------------------- ---------------- --------------------- --------------------------------

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                                    March 31,        December 31,
                                                                                      2005               2004
                                                                            --------------------------------------
                                                                            (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                                      $      370         $      994
   Certificate of deposit                                                              3,000              3,000
   Accounts receivable, net                                                           28,698             27,121
   Inventories, net                                                                   23,496             20,868
   Prepaid expenses and other                                                            583                478
   Deferred tax asset                                                                  3,537              3,537
                                                                            --------------------------------------
Total current assets                                                                  59,684             55,998
   Property, plant and equipment, net                                                 50,608             49,229
   Notes receivable, long-term                                                            75                  -
                                                                            --------------------------------------
Total assets                                                                      $  110,367         $  105,227
                                                                            ======================================

Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                                      $    1,347         $        -
   Current maturities of long-term debt                                                  108                108
   Accounts payable                                                                   11,018             12,882
   Accrued liabilities                                                                17,684             15,069
                                                                            --------------------------------------
Total current liabilities                                                             30,157             28,059

Long-term debt, less current maturities                                                  140                167

Deferred tax liabilities                                                               5,630              5,830

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized, no shares issued                                                   -                  -
   Common stock, $.004 par value, 50,000,000 shares
     authorized, 12,376,333 and 12,349,583 issued and
     outstanding at March 31, 2005, December 31, 2004,
     respectively                                                                         50                 49
   Accumulated other comprehensive  income                                               235                247
   Retained earnings                                                                  74,155             70,875
                                                                            --------------------------------------
Total stockholders' equity                                                            74,440             71,171
                                                                            --------------------------------------
Total liabilities and stockholders' equity                                        $  110,367         $  105,227
                                                                            ======================================

See accompanying notes.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                          Three Months                     Three Months
                                                             Ended                            Ended
                                                         March 31, 2005                   March 31, 2004
                                                      ------------------------------------------------------
                                                         (in thousands, except share and per share data)

Net sales                                                       $   42,780                       $   37,494

Cost of sales                                                       32,730                           29,793
                                                      ---------------------            ---------------------
Gross profit                                                        10,050                            7,701

Selling, general and administrative expenses                         4,682                            3,967
                                                      ---------------------            ---------------------
   Income from operations                                            5,368                            3,734

Interest expense                                                        (2)                             (17)

Interest income                                                         78                               81

Other income (expense), net                                             (9)                               2
                                                      ---------------------            ---------------------
Income before income taxes                                           5,435                            3,800

Income tax provision                                                 2,148                            1,463
                                                      ---------------------            ---------------------
Net income                                                      $    3,287                       $    2,337
                                                      =====================            =====================
Earnings per share:
   Basic                                                        $     0.27                       $     0.19
                                                      =====================            =====================
   Diluted                                                      $     0.26                       $     0.18
                                                      =====================            =====================
Weighted average shares outstanding:
   Basic                                                        12,386,840                       12,482,186
                                                      =====================            =====================
   Diluted                                                      12,795,125                       12,997,022
                                                      =====================            =====================

See accompanying notes.

                          AAON, Inc., and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)
                                                                                           Accumulated
                                                                                              Other
                                             Common Stock          Paid-in       Comprehensive        Retained
                                         Shares        Amount      Capital           Income           Earnings         Total
                                     --------------------------------------------------------------------------------------------
                                                                          (in thousands)
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 2004             12,350       $    49      $      -      $      247          $   70,875      $   71,171
Comprehensive income:
   Net income                                 -             -             -               -               3,287           3,287
   Foreign currency translation
     adjustment                               -             -             -             (12)                  -             (12)
                                                                                                                   --------------
   Total comprehensive income                                                                                             3,275
Stock options exercised, including
  tax benefits                               56             2           457               -                   -             459
Stock repurchased and retired               (30)           (1)         (457)              -                  (7)           (465)
                                     --------------------------------------------------------------------------------------------
Balance at March 31, 2005                12,376       $    50      $      -      $      235          $   74,155      $   74,440
                                     ============================================================================================

See accompanying notes.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                  Three Months             Three Months
                                                                                     Ended                    Ended
                                                                                 March 31, 2005           March 31, 2004
                                                                              ---------------------    ---------------------
                                                                                             (in thousands)
Operating Activities
   Net income                                                                          $    3,287               $    2,337
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                         1,883                    1,552
       Provision for losses on accounts receivable                                             39                      475
       Loss on disposition of assets                                                            -                        4
       Deferred income taxes                                                                 (200)                       -
       Changes in assets and liabilities:
         Accounts receivable                                                               (1,616)                     (45)
         Inventories                                                                       (2,628)                  (2,512)
         Prepaid expenses and other                                                          (105)                    (295)
         Accounts payable                                                                  (1,864)                    (566)
         Accrued liabilities                                                                2,832                      241
                                                                              ---------------------    ---------------------
Net cash provided by operating activities                                                   1,628                    1,191
                                                                              ---------------------    ---------------------

Investing Activities
Proceeds from sale of property, plant and equipment                                             -                        1
Proceeds from matured certificate of deposit                                                3,000                        -
Investment in certificate of deposit                                                       (3,000)                       -
Note receivable, long-term                                                                    (75)                       -
Capital expenditures                                                                       (3,262)                    (664)
                                                                              ---------------------    ---------------------
Net cash used in investing activities                                                      (3,337)                    (663)
                                                                              ---------------------    ---------------------

Financing Activities
Borrowings under revolving credit agreement                                                 5,304                   12,968
Payments under revolving credit agreement                                                  (3,957)                 (17,442)
Payments on long-term debt                                                                    (27)                       -
Stock options exercised                                                                       242                      224
Repurchase of stock                                                                          (465)                  (2,263)
                                                                              ---------------------    ---------------------
Net cash provided by (used in) financing activities                                         1,097                   (6,513)
                                                                              ---------------------    ---------------------

Effects of exchange rate of cash                                                              (12)                       -
                                                                              ---------------------    ---------------------
Net decrease in cash                                                                         (624)                  (5,985)
                                                                              ---------------------    ---------------------
Cash and cash equivalents, beginning of year                                                  994                    6,186
                                                                              ---------------------    ---------------------
Cash and cash equivalents, end of year                                                 $      370               $      201
                                                                              =====================    =====================

See accompanying notes.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2004, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Acquisition

On May 4, 2004, the Company (through AAON Canada Inc.) acquired certain assets and assumed certain liabilities of Air Wise Inc. of Mississauga, Ontario, Canada for a total cost of $1,778,000. Air Wise is engaged in the engineering, manufacturing, and sale of custom air-handling units, make-up air units and packaged rooftop units for commercial and industrial buildings. The acquisition complements and expands the products the Company presently manufactures and adds significant additional capabilities for future growth. The purchase was paid for by cash flow generated from operations. Subsequent to May 4, 2004, AAON Canada Inc.'s activity is included in the Company's results of operations for the year ended December 31, 2004.

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

On July 29, 2004, the Company (through AAON Properties Inc.) purchased property in Burlington, Canada, to relocate AAON Canada Inc. The purchase will allow the Company to enlarge and further expand its production capabilities. The purchase price totaled $1,100,000.

Currency

Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translations. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in the Consolidated Statement of Stockholders' Equity. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.


2.  STOCK COMPENSATION

The Company maintains a stock option plan for key employees and directors. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan qualify for "fixed" plan accounting and had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

                                                                Three Months Ended
                                                     March 31, 2005            March 31, 2004
                                                    -------------------------------------------
                                                        (in thousands, except share data)
Net income as reported                                        $3,287                    $2,337

Deduct compensation expense determined
under fair value method for all awards,
net of related tax effects                                       (83)                     (157)
                                                    -----------------          ----------------
Pro forma net income                                          $3,204                    $2,180
                                                    =================          ================
Earnings per share:

     Basic, as reported                                       $ 0.27                    $ 0.19
                                                    =================          ================
     Basic, pro forma                                         $ 0.26                    $ 0.17
                                                    =================          ================

     Diluted, as reported                                     $ 0.26                    $ 0.18
                                                    =================          ================
     Diluted, pro forma                                       $ 0.25                    $ 0.17
                                                    =================          ================


3.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.


4.  CERTIFICATE OF DEPOSIT

At March 31, 2005, the Company had invested in a 30-day certificate of deposit that bears interest at 2.1% per annum.

5.  ACCOUNTS RECEIVABLE

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                           March 31,                 December 31,
                                                             2005                        2004
                                                   -------------------------------------------------
                                                                      (in thousands)
Accounts receivable                                     $        29,453               $      27,838
Less: allowance for doubtful accounts                              (755)                       (717)
                                                   ---------------------       ---------------------
Total, net                                              $        28,698               $      27,121
                                                   =====================       =====================

                                                                    Three Months Ended
                                                           March 31,                   March 31,
                                                             2005                        2004
                                                   -------------------------------------------------
                                                                      (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                         $           717               $       1,145
   Provision for losses on accounts receivable                       39                         475
   Accounts receivable written off, net of
     recoveries                                                      (1)                          -
                                                   ---------------------       ---------------------
   Balance, end of period                               $           755               $       1,620
                                                   =====================       =====================

6.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At March 31, 2005, and December 31, 2004, inventory balances and the related changes in the allowance for excess and obsolete inventories account are as follows:

                                                           March 31,                 December 31,
                                                             2005                        2004
                                                   -------------------------------------------------
                                                                      (in thousands)


         Raw materials                                      $    17,010                 $    16,397
         Work in process                                          2,393                       2,305
         Finished goods                                           5,143                       3,216
                                                   ---------------------       ---------------------
                                                                 24,546                      21,918

         Less: Inventory reserve                                 (1,050)                     (1,050)
                                                   ---------------------       ---------------------
         Total, net                                         $    23,496                 $    20,868
                                                   =====================       =====================


7. ACCRUED LIABILITIES

At March 31, 2005, and December 31, 2004, accrued liabilities were comprised of the following:

                                                           March 31,                 December 31,
                                                             2005                        2004
                                                   -------------------------------------------------
                                                                      (in thousands)

           Warranty                                         $     6,791                 $     6,301
           Commissions                                            5,795                       5,921
           Payroll                                                1,058                       1,115
           Income taxes                                           1,988                         309
           Workers' compensation                                    522                         457
           Medical self-insurance                                   882                         933
           Other                                                    648                          33
                                                   ---------------------       ---------------------
           Total                                            $    17,684                 $    15,069
                                                   =====================       =====================

8.  WARRANTIES

A provision is made for the estimated cost of warranty obligations at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the Company's warranty liability during the three months ended March 31, 2005, and 2004, are as follows:

                                                   Three Months Ended
                                              March 31,          March 31,
                                                2005               2004
                                           --------------------------------
                                                     (in thousands)

Balance, beginning of period                 $    6,301         $    6,020
Warranties accrued during the period              1,111                979
Warranties settled during the period               (621)              (848)
                                           -------------      -------------
Balance, end of period                       $    6,791         $    6,151
                                           =============      =============


9.  REVOLVING CREDIT FACILITY

The Company's $15,150,000 unsecured bank line of credit bears interest payable monthly at prime rate less .5% or LIBOR plus 1.60% (4.27% at March 31, 2005) at the election of the Company with a maturity date of July 30, 2005. The credit facility prohibits the declaration and payment of dividends. At March 31, 2005, the Company had $1,347,000 on the bank line of credit and as of December 31, 2004, the Company had no borrowings under the revolving credit facility. In addition, the Company has a $600,000 Letter of Credit expiring December 31, 2005. The company had $13,203,000 available on its credit facility at March 31, 2005.

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended
                                                            March 31, 2005              March 31, 2004
                                                          ----------------------------------------------
                                                                  (in thousands, except for share
                                                                         and per share data)
Numerator:

Net income                                                  $         3,287             $         2,337

Denominator:
Denominator for basic earnings per share -
   Weighted average shares                                       12,386,840                  12,482,186
Effect of dilutive employee stock options                           408,285                     514,836
                                                          ------------------          ------------------
Denominator for diluted earnings per share -
    Weighted average shares                                      12,795,125                  12,997,022
                                                          ==================          ==================
Basic earnings per share                                    $          0.27             $          0.19
                                                          ==================          ==================
Diluted earnings per share                                  $          0.26             $          0.18


Anti-dilutive shares                                                 92,250                           -
                                                          ==================          ==================
Weighted Average Exercise Price                             $         18.48             $             -
                                                          ==================          ==================


11. STOCK REPURCHASE

On October 17, 2002, the Company initiated a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2004, and March 31, 2005, the Company had repurchased 1,078,064 shares for an aggregate price of $18,889,535, or an average price of $17.52 per share and 1,108,464 shares for an aggregate price of $19,354,519 or an average price of $17.46 per share, respectively.


12. CONTINGENCIES

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.

               Reports on Form 8-K: Registrant filed one report on Form 8-K during the three months ended March 31, 2005. The filing reported Registrant's 2004 operating results.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AAON, INC.



Dated:  May 5, 2005                     By:      /s/ Norman H. Asbjornson
                                             -----------------------------------
                                                     Norman H. Asbjornson
                                                        President/CEO



Dated:  May 5, 2005                     By:      /s/ Kathy I. Sheffield
                                             -----------------------------------
                                                     Kathy I. Sheffield
                                                         Treasurer

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


/s/ Norman H. Asbjornson
------------------------
Norman H. Asbjornson
President/Chief Executive Officer
May 5, 2005

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


/s/ Kathy I. Sheffield
----------------------
Kathy I. Sheffield
Chief Financial Officer
May 5, 2005

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman H. Asbjornson, President/Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

Dated:  May 5, 2005

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AAON, Inc. (the "Company"), on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy I. Sheffield, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Kathy I. Sheffield
----------------------
Kathy I. Sheffield
Chief Financial Officer

Dated:  May 5, 2005