Form 10-Q/A
period 2005-03-31
AAON INC
filed 2005-06-23
CIK 824142

FORM 10-Q/A
                                (Amendment No. 1)


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

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended
                                                            March 31, 2005              March 31, 2004
                                                          ----------------------------------------------
                                                                  (in thousands, except for share
                                                                         and per share data)
Numerator:

Net income                                                  $         3,287             $         2,337

Denominator:
Denominator for basic earnings per share -
    Weighted average shares                                      12,386,840                  12,482,186
Effect of dilutive employee stock options                           408,285                     514,836
                                                          ------------------          -------------------
Denominator for diluted earnings per share -
    Weighted average shares                                      12,795,125                  12,997,022
                                                          ==================          ===================
Basic earnings per share                                    $          0.27             $          0.19
                                                          ==================          ===================
Diluted earnings per share                                  $          0.26             $          0.18


Anti-dilutive shares                                                 92,250                           -
                                                          ==================          ===================
Weighted Average Exercise Price                             $         18.48             $             -
                                                          ==================          ===================


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

Set forth below is unaudited income statement information with respect to the Company for the periods ended March 31, 2005, and 2004:

                                                               Three Months Ended
                                                         March 31,             March 31,
                                                           2005                  2004
                                                    -------------------------------------
                                                                 (in thousands)
Net sales                                             $   42,780           $    37,494

Cost of sales                                             32,730                29,793
                                                    ---------------      ----------------
Gross profit                                              10,050                 7,701
                                                    ---------------      ----------------
Selling, general and administrative
   expenses                                                4,682                 3,967
                                                    ---------------      ----------------
Income from operations                                     5,368                 3,734
                                                    ---------------      ----------------
Interest expense                                              (2)                  (17)
Interest Income                                               78                    81
Other income (expense), net                                   (9)                    2
                                                    ---------------      ----------------
Income before income taxes                                 5,435                 3,800
Income tax provision                                       2,148                 1,463
                                                    ---------------      ----------------
Net income                                            $    3,287           $     2,337
                                                    ===============      ================


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


                           PART II - OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company.

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
----------------- ------------------- ---------------- --------------------- --------------------------------

Item 6.  Exhibits.

         (a)      Exhibits

         (i)          Exhibit 31.1        Section 302 Certification of CEO
         (ii)         Exhibit 31.2        Section 302 Certification of CFO
         (iii)        Exhibit 32.1        Section 1350 Certification of CEO
         (iv)         Exhibit 32.2        Section 1350 Certification of CFO


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AAON, INC.



Dated:  June 23, 2005                      By:      /s/ Norman H. Asbjornson
                                                --------------------------------
                                                        Norman H. Asbjornson
                                                           President/CEO



Dated:  June 23, 2005                      By:      /s/ Kathy I. Sheffield
                                                --------------------------------
                                                        Kathy I. Sheffield
                                                            Treasurer