Form 10-Q
period 2005-06-30
AAON INC
filed 2005-08-09
CIK 824142

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2005

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

As of August 2, 2005, Registrant had outstanding a total of 12,353,083 shares of its $.004 par value Common Stock.

                                     PART I

Item 1.   Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                                    June 30,         December 31,
                                                                                      2005               2004
                                                                            --------------------------------------
                                                                            (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                                      $      236         $      994
   Certificate of deposit                                                              2,500              3,000
   Accounts receivable, net                                                           27,731             27,121
   Inventories, net                                                                   23,210             20,868
   Prepaid expenses and other                                                            231                478
   Deferred tax assets                                                                 4,343              3,537
                                                                            --------------------------------------
Total current assets                                                                  58,251             55,998
   Property, plant and equipment, net                                                 50,653             49,229
   Notes receivable, long-term                                                            75                  -
                                                                            --------------------------------------
Total assets                                                                      $  108,979         $  105,227
                                                                            ======================================

Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit agreement                                                     $      258         $        -
   Current maturities of long-term debt                                                  108                108
   Accounts payable                                                                   11,779             12,882
   Accrued liabilities                                                                15,171             15,069
                                                                            --------------------------------------
Total current liabilities                                                             27,316             28,059

Long-term debt, less current maturities                                                  116                167

Deferred tax liabilities                                                               5,528              5,830

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                                          -                  -
   Common stock, $.004 par value, 50,000,000 shares authorized,
     12,314,733 and 12,349,583 issued and outstanding at
     June 30, 2005,  and December 31, 2004, respectively                                  49                 49
   Accumulated other comprehensive  income                                               156                247
   Retained earnings                                                                  75,814             70,875
                                                                            --------------------------------------
Total stockholders' equity                                                            76,019             71,171
                                                                            --------------------------------------
Total liabilities and stockholders' equity                                        $  108,979         $  105,227
                                                                            ======================================

See accompanying notes.

                                      (1)

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                    Three Months Ended                             Six Months Ended
                                           June 30, 2005          June 30, 2004           June 30, 2005         June 30, 2004
                                          -------------------------------------------------------------------------------------
                                                            (in thousands, except share and per share data)
Net sales                                    $   45,394             $   43,019              $   88,174            $   80,513

Cost of sales                                    37,022                 36,664                  69,752                66,457
                                          ----------------       ----------------        ----------------      ----------------
      Gross profit                                8,372                  6,355                  18,422                14,056

Selling, general and
    administrative expenses                       3,863                  3,791                   8,545                 7,758
                                          ----------------       ----------------        ----------------      ----------------
     Income from operations                       4,509                  2,564                   9,877                 6,298

Interest expense                                     (4)                   (10)                     (6)                  (27)

Interest income                                      11                     83                      25                   164

Other income (expense), net                         107                    (27)                    162                   (25)
                                          ----------------       ----------------        ----------------      ----------------
Income before income taxes                        4,623                  2,610                  10,058                 6,410

Income tax provision                              1,498                  1,039                   3,646                 2,502
                                          ----------------       ----------------        ----------------      ----------------
     Net income                              $    3,125             $    1,571              $    6,412            $    3,908
                                          ================       ================        ================      ================
Earnings per share:
   Basic                                     $     0.25             $     0.13              $     0.52            $     0.31
                                          ================       ================        ================      ================
   Diluted                                   $     0.24             $     0.12              $     0.50            $     0.30
                                          ================       ================        ================      ================
Weighted average shares outstanding:
   Basic                                     12,360,071             12,457,309              12,373,381            12,469,747
                                          ================       ================        ================      ================
   Diluted                                   12,786,294             12,967,457              12,790,635            12,982,239
                                          ================       ================        ================      ================

See accompanying notes.

                                      (2)

                          AAON, Inc., and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings      Total
                                       --------------------------------------------------------------------------------------
                                                                           (in thousands)
                                       --------------------------------------------------------------------------------------
Balance at December 31, 2004               12,350        $   49      $     -         $   247         $ 70,875    $ 71,171
Comprehensive income:
   Net income                                   -             -            -               -            3,287       3,287
   Foreign currency translation
       adjustment                               -             -            -             (12)               -         (12)
                                                                                                               --------------
   Total comprehensive income                                                                                       3,275
Stock options exercised, including
   tax benefits                                56             2          457               -                -         459
Stock repurchased and retired                 (30)           (1)        (457)              -               (7)       (465)
                                       --------------------------------------------------------------------------------------
Balance at March 31, 2005                  12,376        $   50      $     -         $   235         $ 74,155    $ 74,440
Comprehensive income:
   Net income                                   -             -            -               -            3,125       3,125
   Foreign currency translation
       adjustment                               -             -            -             (79)               -         (79)
                                                                                                               --------------
   Total comprehensive income                                                                                       3,046
Stock options exercised, including
   tax benefits                                46             2          467               -                -         469
Stock repurchased and retired                (107)           (3)        (467)              -           (1,466)     (1,936)
                                       --------------------------------------------------------------------------------------
Balance at June 30, 2005                   12,315        $   49      $     -         $   156         $ 75,814    $ 76,019
                                       ======================================================================================

See accompanying notes.

                                      (3)

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                   Six Months               Six Months
                                                                                     Ended                    Ended
                                                                                 June 30, 2005            June 30, 2004
                                                                              ---------------------    ---------------------
                                                                                              (in thousands)
Operating Activities
   Net income                                                                        $   6,412                $   3,908
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation                                                                      4,019                    3,088
       Provision for losses on accounts receivable                                         149                      578
       Loss on disposition of assets                                                        28                        4
       Deferred income taxes                                                            (1,108)                       -
       Changes in assets and liabilities, net of effects of acquisition:
         Accounts receivable                                                              (759)                  (1,561)
         Inventories                                                                    (2,342)                  (1,862)
         Prepaid expenses and other                                                        247                    1,891
         Accounts payable                                                               (1,103)                  (1,755)
         Accrued liabilities                                                               539                      711
                                                                              ---------------------    ---------------------
Net cash provided by operating activities                                                6,082                    5,002
                                                                              ---------------------    ---------------------

Investing Activities
Cash paid for acquisition                                                                    -                   (1,778)
Proceeds from sale of property, plant and equipment                                          -                       13
Proceeds from matured certificate of deposit                                             3,000                   10,000
Investment in certificate of deposit                                                    (2,500)                  (3,500)
Note receivable, long-term                                                                 (75)                       -
Capital expenditures                                                                    (5,471)                  (8,199)
                                                                              ---------------------    ---------------------
Net cash used in investing activities                                                   (5,046)                  (3,464)
                                                                              ---------------------    ---------------------

Financing Activities
Borrowings under revolving credit agreement                                             10,971                   29,265
Payments under revolving credit agreement                                              (10,713)                 (34,621)
Payments on long-term debt                                                                 (51)                       -
Stock options exercised                                                                    491                      632
Repurchase of stock                                                                     (2,401)                  (2,977)
                                                                              ---------------------    ---------------------
Net cash used in financing activities                                                   (1,703)                  (7,701)
                                                                              ---------------------    ---------------------

Effects of exchange rate of cash                                                           (91)                      (6)
                                                                              ---------------------    ---------------------
Net decrease in cash                                                                      (758)                  (6,169)
                                                                              ---------------------    ---------------------
Cash and cash equivalents, beginning of period                                             994                    6,186
                                                                              ---------------------    ---------------------
Cash and cash equivalents, end of period                                             $     236                $      17
                                                                              =====================    =====================

See accompanying notes.

                                      (4)

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2004, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                                      (5)

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


2.  STOCK COMPENSATION

The Company maintains a stock option plan for key employees, directors and consultants. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan qualify for "fixed" plan accounting and had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

                                                         Three Months Ended                    Six Months Ended
                                                     June 30,          June 30,           June 30,          June 30,
                                                       2005              2004               2005              2004
                                                 ---------------------------------------------------------------------
                                                                  (in thousands, except share data)

Net income as reported                               $3,125            $1,571             $6,412            $3,908

Deduct compensation expense determined under
fair value method for all awards, net of
related tax effects                                    (105)             (170)              (188)             (327)
                                                 --------------    --------------     --------------    --------------
Pro forma net income                                 $3,020            $1,401             $6,224            $3,581
                                                 ==============    ==============     ==============    ==============
Earnings per share:

     Basic, as reported                              $ 0.25            $ 0.13             $ 0.52            $ 0.31
                                                 ==============    ==============     ==============    ==============
     Basic, pro forma                                $ 0.24            $ 0.11             $ 0.50            $ 0.29
                                                 ==============    ==============     ==============    ==============

     Diluted, as reported                            $ 0.24            $ 0.12             $ 0.50            $ 0.30
                                                 ==============    ==============     ==============    ==============
     Diluted, pro forma                              $ 0.24            $ 0.11             $ 0.49            $ 0.28
                                                 ==============    ==============     ==============    ==============


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

                                      (6)

3.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.


4.  CERTIFICATE OF DEPOSIT

At June 30, 2005, the Company had invested in a 30-day certificate of deposit that bears interest at 2.5% per annum.


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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                June 30,                  December 31,
                                                                  2005                        2004
                                                         -------------------------------------------------
                                                                          (in thousands)
Accounts receivable                                           $   28,396                  $   27,838
Less: allowance for doubtful accounts                               (665)                       (717)
                                                         ---------------------       ---------------------
Total, net                                                    $   27,731                  $   27,121
                                                         =====================       =====================

                                                                         Six Months Ended
                                                                June 30,                    June 30,
                                                                  2005                        2004
                                                         -------------------------------------------------
                                                                          (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                               $      717                  $    1,145
   Provision for losses on accounts receivable                       149                         578
   Accounts receivable written off, net of recoveries               (201)                       (859)
                                                         ---------------------       ---------------------
   Balance, end of period                                     $      665                  $      864
                                                         =====================       =====================

                                      (7)

6.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At June 30, 2005, and December 31, 2004, inventory balances and the related changes in the allowance for excess and obsolete inventories account are as follows:

                                                  June 30,               December 31,
                                                    2005                     2004
                                            ---------------------------------------------
                                                           (in thousands)
         Raw materials                          $    16,555              $    16,397
         Work in process                              2,936                    2,305
         Finished goods                               4,769                    3,216
                                            -------------------      --------------------
                                                     24,260                   21,918
         Less: Inventory reserve                     (1,050)                  (1,050)
                                            -------------------      --------------------
         Total, net                             $    23,210              $    20,868
                                            ===================      ====================


7. ACCRUED LIABILITIES

At June 30, 2005, and December 31, 2004, accrued liabilities were comprised of the following:

                                                  June 30,               December 31,
                                                    2005                     2004
                                            ---------------------------------------------
                                                           (in thousands)
           Warranty                             $     6,503              $     6,301
           Commissions                                5,898                    5,921
           Payroll                                    1,038                    1,115
           Workers' compensation                        456                      457
           Medical self-insurance                       925                      933
           Other                                        351                      342
                                            -------------------      --------------------
           Total                                $    15,171              $    15,069
                                            ===================      ====================

                                      (8)

8.  WARRANTIES

A provision is made for the estimated cost of warranty obligations at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the Company's warranty liability during the three months and six months ended June 30, 2005, and 2004, are as follows:

                                                       Three Months Ended                     Six Months Ended
                                                 June 30, 2005    June 30, 2004      June 30, 2005    June 30, 2004
                                               ----------------------------------------------------------------------
                                                                          (in thousands)

Balance, beginning of period                       $   6,791        $   6,151          $   6,301        $   6,020

Warranties accrued during the period                     447            1,096              1,558            2,075
Warranties settled during the period                    (735)            (890)            (1,356)          (1,738)
                                               ---------------    -------------      -------------    --------------
Balance, end of period                             $   6,503        $   6,357          $   6,503        $   6,357
                                               ===============    =============      =============    ==============

9.  REVOLVING CREDIT AGREEMENT

The Company's $15,150,000 unsecured bank line of credit bears interest payable monthly at prime rate less .5% or LIBOR plus 1.60% (4.73% at June 30, 2005) at the election of the Company with a maturity date of July 30, 2005. On July 30, 2005, the Company renewed the line of credit with a new maturity date of July 30, 2006. The credit agreement requires that the Company maintain a certain financial ratio and prohibits the declaration and payment of dividends. At June 30, 2005, the Company was in compliance with its financial ratio covenants. At June 30, 2005, the Company had $258,000 on the bank line of credit and as of December 31, 2004, the Company had no borrowings under the revolving credit agreement. In addition, the Company has a $600,000 Letter of Credit expiring December 31, 2005. The Company had $14,292,000 available on its credit agreement at June 30, 2005.

                                      (9)

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended                       Six Months Ended
                                               June 30, 2005       June 30, 2004       June 30, 2005        June 30, 2004
                                             -----------------------------------------------------------------------------
                                                             (in thousands, except share and per share data)
Numerator:
Net income                                          $  3,125            $  1,571            $  6,412             $  3,908

Denominator:
Denominator for basic earnings per share -
   Weighted average shares                        12,360,071          12,457,309          12,373,381           12,469,747
Effect of dilutive employee stock options            426,223             510,148             417,254              512,492
                                             ----------------    ----------------    ----------------     ----------------
Denominator for diluted earnings per share -
   Weighted average shares                        12,786,294          12,967,457          12,790,635           12,982,239
                                             ================    ================    ================     ================
Basic earnings per share                            $   0.25            $   0.13            $   0.52             $   0.31
                                             ================    ================    ================     ================
Diluted earnings per share                          $   0.24            $   0.12            $   0.50             $   0.30
                                             ================    ================    ================     ================

Anti-dilutive shares                                                                          99,250
                                                                                     ================
Weighted average exercise price                                                             $  19.03
                                                                                     ================

11. STOCK REPURCHASE

On October 17, 2002, the Company initiated a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2004, the Company had repurchased 1,078,064 shares for an aggregate price of $18,889,535 or an average price of $17.52 per share. Through June 30, 2005, the Company repurchased 1,216,164 shares for an aggregate price of $21,291,448 or an average price of $17.51 per share.


12. CONTINGENCIES

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

                                      (10)

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

                                      (11)

Set forth below is unaudited income statement information with respect to the Company for the periods ended, June 30, 2005, and 2004:

                                                   Three Months Ended                        Six Months Ended
                                           June 30, 2005       June 30, 2004         June 30, 2005      June 30, 2004
                                          ----------------------------------------------------------------------------
                                                                        (In thousands)
Net sales                                    $  45,394           $  43,019             $  88,174          $  80,513

Cost of sales                                   37,022              36,664                69,752             66,457
                                          ----------------   ------------------    ----------------    ---------------
      Gross profit                               8,372               6,355                18,422             14,056

Selling, general and administrative
    expenses                                     3,863               3,791                 8,545              7,758
                                          ----------------   ------------------    ----------------    ---------------
     Income from operations                      4,509               2,564                 9,877              6,298

Interest expense                                    (4)                (10)                   (6)               (27)
Interest income                                     11                  83                    25                164
Other income (expense), net                        107                 (27)                  162                (25)
                                          ----------------   ------------------    ----------------    ---------------

Income before income taxes                       4,623               2,610                10,058              6,410
Income tax provision                             1,498               1,039                 3,646              2,502
                                          ----------------   ------------------    ----------------    ---------------
     Net income                              $   3,125           $   1,571             $   6,412          $   3,908
                                          ================   ==================    ================    ===============


Results of Operations

Net sales increased $2,375,000 (5.5%) to $45,394,000 from $43,019,000 for the three months ended June 30, 2005, and $7,661,000 (9.5%) to $88,174,000 from
$80,513,000 for the six months ended June 30, 2005, compared to the same periods in 2004. Increased sales were attributable to both volume and price increases and $3,700,000 of sales of AAON-Canada for the six months ended June 30, 2005.

Gross profit increased $2,017,000 (31.7%) to $8,372,000 from $6,355,000 for the three months ended June 30, 2005, and increased $4,366,000 (31.1%) from $14,056,000 to $18,422,000 for the six months ended June 30, 2005, compared to the same periods in 2004. Gross margins were 18.4% compared to 14.8% for the three months ended June 30, 2005 and June 30, 2004, and were 20.9% compared to 17.5% for the six months ended June 30, 2005, respectively. The increases in margins and earnings were primarily due to the increased volume, price increases and improved production efficiencies. The increase in margins was attained while costs for raw materials continued to increase.

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

                                      (12)

Selling, general and administrative expenses increased $72,000 (1.9%) to $3,863,000 from $3,791,000 for the three months ended June 30, 2005, and $787,000 (10.1%) from $7,758,000 to $8,545,000 for the six months ended June 30,
2005, compared to the same periods in 2004, primarily due to information technology and computer related expenses and professional fees.

Financial Condition and Liquidity

Accounts receivable increased $610,000 from $27,121,000 at December 31, 2004, to $27,731,000 at June 30, 2005, due to the increase in sales.

Inventories increased $2,342,000 to $23,210,000 at June 30, 2005, compared to $20,868,000 at December 31, 2004, due to procurement of raw material and purchased parts required to accommodate increased sales and to manufacture units that had extended shipping dates.

Accounts payable and accrued liabilities decreased $1,561,000 to $26,390,000 at June 30, 2005, compared to $27,951,000 at December 31, 2004, primarily due to timing of payment to vendors and cash payments for income taxes.

The Company generated $6,082,000 and $5,002,000 cash from operating activities during the six months ended June 30, 2005, and June 30, 2004, respectively. The increase in 2005 primarily related to an increase in net income. The increase in net income resulted from increased sales volume, price increases and improved production efficiencies.

Cash flows used in investing activities were $5,046,000 for the six months ended June 30, 2005, and $3,464,000 for the six months ended June 30, 2004. Cash flows used in investing activities in 2005 were primarily related to capital expenditures for additions of machinery and equipment. Cash used in investing activities in 2004 were primarily related to capital expenditures for additions of machinery and equipment, the Company's sheet metal facility at the Tulsa plant, land purchased in Longview, Texas for future expansion, and the Canada acquisition. All capital expenditures were financed out of cash generated from operations.

Cash flows used in financing activities were $1,703,000 and $7,701,000 during the six months ended June 30, 2005, and June 30, 2004, respectively. The cash used in financing activities in 2005 was primarily related to repurchase of Company stock and net borrowings under the revolving credit agreement. The cash used in 2004 was primarily related to the repurchase of Company stock and net payments under the revolving credit agreement. The Company's revolving credit agreement provides for maximum borrowings of $15,150,000. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. Borrowings under the revolving credit agreement at June 30, 2005, were $258,000. There were no borrowings under the revolving credit agreement at June 30, 2004. In addition, the Company has a $600,000 letter of credit that expires December 31, 2005. The credit agreement requires that the Company maintain a certain financial ratio and prohibits the declaration of cash dividends. At June 30, 2005, the Company was in compliance with its financial ratio covenants.

Management believes the Company's bank revolving credit agreement (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit agreement at June 30, 2005, see Note 9 to the financial statements included in this report.

                                      (13)

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

                                      (14)

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit agreement which bears variable interest based upon a prime or LIBOR rate. The Company's outstanding balance as of June 30, 2005, was $258,000.

Foreign sales accounted for only 2% of the Company's sales in 2004 and 4% of sales for the six months ended June 30, 2005, and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in Consolidated Statements of Stockholders' Equity. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months. However, in 2004 cost increases in basic commodities, such as steel, copper and aluminum, were unprecedented in magnitude and severely impacted profit margins. In many instances, due to significant price increases in 2004, the supplier refused to supply materials at the originally negotiated six month or one year purchase order price.

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

                                      (15)

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

As of December 31, 2004, the Company reported two material weaknesses of which one has been corrected and the other that existed in information technology is currently in the process of correction. However, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2005, are ineffective because of the material weaknesses that existed in information technology general controls that impaired the reliability of AAON's manufacturing and inventory processing, application processing functions and automated controls. These weaknesses, in turn, undermined the reliability of user controls over manufacturing processing, which were dependent upon the integrity of computer-generated reports. The specific factors giving rise to these material weaknesses include a) deficiencies in the authorization, development, testing and movement of changes to AAON's inventory and manufacturing applications and b) significant functional complexity of the inventory and manufacturing applications that create user dependence upon application-based controls to prevent or detect errors, omissions and irregularities in processing.


Changes in internal controls.

As of June 30, 2005, the Company has corrected one of the material weaknesses disclosed in its Form 10-K for the year ended December 31, 2004, regarding the Company's design of internal control over financial reporting with respect to the preparation of certain adjustments recorded by management related to the valuation of inventory and the capitalization of certain purchase price variances and absorption of manufacturing overhead.

The Company is currently in the process of correcting the other material weaknesses regarding the Company's design of internal controls to develop controls over production program changes that will assure that only authorized changes to production programs have been properly designed, tested and moved into production. While management believes a material weakness still exists for the reasons set forth above, nothing has come to management's attention that would cause them to believe a material error exists in the financial statements. No other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15 (d) have come to management's attention that have materially affected the Company's internal control over financial reporting.

                                      (16)

                           PART II - OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company.

On September, 17, 2002, the Company initiated a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through June 30, 2005, the Company had acquired 1,216,164 shares of its stock pursuant to its current buyback program.

Repurchases during the second quarter of 2005 were as follows:

     ISSUER PURCHASES OF EQUITY SECURITIES
     ------------------ ------------- ------------ ----------------- ---------------------
                                                                          (d) Maximum
                                                   (c) Total Number        Number (or
                                                     of Shares (or     Approximate Dollar
                          (a)Total        (b)      Units) Purchased   Value) of Shares (or
                          Number of     Average       as Part of       Units) that May Yet
           Period         Shares (or   Price Paid      Publicly        Be Purchased Under
                            Units)     Per Share    Announced Plans       the Plans or
                          Purchased    (or Unit)      or Programs           Programs
     ------------------ ------------- ------------ ----------------- ---------------------
     Month #1
     April 1-30,            18,200       $17.87          18,200              198,336
     2005
     ------------------ ------------- ------------ ----------------- ---------------------
     Month #2
     May  1-31,             61,700       $17.84          61,700              136,636
     2005
     ------------------ ------------- ------------ ----------------- ---------------------
     Month #3
     June 1-30,             27,800       $18.37          27,800              108,836
     2005
     ------------------ ------------- ------------ ----------------- ---------------------
     Total                 107,700       $18.03         107,700
     ------------------ ------------- ------------ ----------------- ---------------------


Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on May 24, 2005, Anthony Pantaleoni and Jack E. Short were reelected as directors for three-year terms by votes of 11,486,098 and 11,507,269 shares, respectively, "For"; 142,015 and 120,844 shares, respectively, "Against"; and 154,578 and 154,578, respectively, "Withheld Authority". Other directors whose terms of office continued after the meeting are: Norman H. Asbjornson, John B. Johnson, Jr. and Charles C. Stephenson, Jr., whose terms end in 2006, and Thomas E. Naugle and Jerry E. Ryan whose terms end in 2007. William A. Bowen retired as a director of the Board effective May 24, 2005.

                                      (17)

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


                                        AAON, INC.



Dated:  August 2, 2005                  By:    /s/ Norman H. Asbjornson
                                             ----------------------------------
                                                   Norman H. Asbjornson
                                                   President/CEO



Dated:  August 2, 2005                  By:    /s/ Kathy I. Sheffield
                                             ----------------------------------
                                                   Kathy I. Sheffield
                                                   Treasurer

                                      (18)