Form 10-Q
period 2005-09-30
AAON INC
filed 2005-11-09
CIK 824142

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2005

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

As of November 2, 2005, Registrant had outstanding a total of 12,312,452 shares of its $.004 par value Common Stock.

                                     PART I

Item 1.   Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                             September 30,        December 31,
                                                                                 2005                 2004
                                                                          ----------------------------------------
                                                                           (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                                 $         394        $         994
   Certificate of deposit                                                                -                3,000
   Accounts receivable, net                                                         33,487               27,121
   Inventories, net                                                                 23,444               20,868
   Prepaid expenses and other                                                          647                  478
   Deferred tax assets                                                               4,984                3,537
                                                                          -------------------- -------------------
Total current assets                                                                62,956               55,998
   Property, plant and equipment, net                                               51,661               49,229
   Notes receivable, long-term                                                          75                    -
                                                                          -------------------- -------------------
Total assets                                                                 $     114,692        $     105,227
                                                                          ==================== ===================

Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit agreement                                                $         445        $           -
   Current maturities of long-term debt                                                108                  108
   Accounts payable                                                                 14,112               12,882
   Accrued liabilities                                                              15,874               15,069
                                                                          -------------------- -------------------
Total current liabilities                                                           30,539               28,059

Long-term debt, less current maturities                                                 86                  167

Deferred tax liabilities                                                             5,494                5,830

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                                        -                    -
   Common stock, $.004 par value, 50,000,000 shares authorized,
     12,311,402 and 12,349,583 issued and outstanding at September
     30, 2005, and December 31, 2004, respectively                                      49                   49
   Accumulated other comprehensive income                                              419                  247
   Retained earnings                                                                78,105               70,875
                                                                          -------------------- -------------------
Total stockholders' equity                                                          78,573               71,171
                                                                          -------------------- -------------------
Total liabilities and stockholders' equity                                   $     114,692        $     105,227
                                                                          ==================== ===================

See accompanying notes.

                                      (1)

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                    Three Months Ended                             Nine Months Ended
                                          Sept. 30, 2005         Sept. 30, 2004          Sept. 30, 2005        Sept. 30, 2004
                                          -------------------------------------------------------------------------------------
                                                            (in thousands, except share and per share data)
Net sales                                     $  48,136              $  47,387               $ 136,310             $ 127,249

Cost of sales                                    39,493                 41,424                 109,245               107,533
                                          ----------------       ----------------        ----------------      ----------------
      Gross profit                                8,643                  5,963                  27,065                19,716

Selling, general and
    administrative expenses                       4,417                  3,405                  12,963                11,163
                                          ----------------       ----------------        ----------------      ----------------
     Income from operations                       4,226                  2,558                  14,102                 8,553

Interest expense                                     (4)                    (8)                    (12)                  (35)

Interest income                                      19                     10                      44                   174

Other income (expense), net                         167                    144                     331                   422
                                          ----------------       ----------------        ----------------      ----------------
Income before income taxes                        4,408                  2,704                  14,465                 9,114

Income tax provision                              1,642                  1,177                   5,288                 3,679
                                          ----------------       ----------------        ----------------      ----------------
     Net income                               $   2,766              $   1,527               $   9,177             $   5,435
                                          ================       ================        ================      ================
Earnings per share:
   Basic                                      $    0.22              $    0.12               $    0.74             $    0.44
                                          ================       ================        ================      ================
   Diluted                                    $    0.22              $    0.12               $    0.72             $    0.42
                                          ================       ================        ================      ================
Weighted average shares outstanding:
   Basic                                     12,331,957             12,420,941              12,359,421            12,453,360
                                          ================       ================        ================      ================
   Diluted                                   12,739,896             12,898,497              12,773,570            12,954,207
                                          ================       ================        ================      ================

See accompanying notes.

                                      (2)

                          AAON, Inc., and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)
                                                                                  Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings      Total
                                       --------------------------------------------------------------------------------------
                                                                           (in thousands)
                                       --------------------------------------------------------------------------------------
Balance at December 31, 2004               12,350        $   49      $     -         $   247         $ 70,875    $ 71,171
Comprehensive income:
   Net income                                   -             -            -               -            9,177       9,177
   Foreign currency translation
     adjustment                                 -             -            -             172                -         172
                                                                                                               --------------
   Total comprehensive income                                                                                       9,349
Stock options exercised, including
   tax benefits                               152             6        1,423               -                -       1,429
Stock repurchased and retired                (191)           (6)      (1,423)              -           (1,947)     (3,376)
                                       --------------------------------------------------------------------------------------
Balance at September 30, 2005              12,311        $   49      $     -         $   419         $ 78,105    $ 78,573
                                       ======================================================================================

See accompanying notes.

                                      (3)

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                  Nine Months              Nine Months
                                                                                     Ended                    Ended
                                                                                 Sept. 30, 2005           Sept. 30, 2004
                                                                              ---------------------    ---------------------
                                                                                             (in thousands)
Operating Activities
   Net income                                                                         $   9,177                $   5,435
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                       6,203                    4,474
       Provision for losses on accounts receivable                                          361                      486
       Loss on disposition of assets                                                         28                        4
       Deferred income taxes                                                             (1,783)                    (955)
       Changes in assets and liabilities, net of effects of acquisition:
         Accounts receivable                                                             (6,727)                  (8,138)
         Inventories                                                                     (2,576)                  (1,487)
         Prepaid expenses and other                                                        (169)                   2,213
         Accounts payable                                                                 1,230                     (533)
         Accrued liabilities                                                              1,462                    4,996
                                                                              ---------------------    ---------------------
Net cash provided by operating activities                                                 7,206                    6,495
                                                                              ---------------------    ---------------------

Investing Activities
Cash paid for acquisition                                                                     -                   (1,778)
Proceeds from sale of property, plant and equipment                                           -                       13
Proceeds from matured certificate of deposit                                              3,000                   10,000
Investment in certificate of deposit                                                          -                   (2,000)
Note receivable, long-term                                                                  (75)                       -
Capital expenditures                                                                     (8,663)                 (13,206)
                                                                              ---------------------    ---------------------
Net cash used in investing activities                                                    (5,738)                  (6,971)
                                                                              ---------------------    ---------------------

Financing Activities
Borrowings under revolving credit agreement                                              16,948                   42,759
Payments under revolving credit agreement                                               (16,503)                 (44,912)
Payments on long-term debt                                                                  (81)                       -
Stock options exercised                                                                     772                      439
Repurchase of stock                                                                      (3,376)                  (4,007)
                                                                              ---------------------    ---------------------
Net cash used in financing activities                                                    (2,240)                  (5,721)
                                                                              ---------------------    ---------------------

Effects of exchange rate of cash                                                            172                       24
                                                                              ---------------------    ---------------------
Net decrease in cash                                                                       (600)                  (6,173)
                                                                              ---------------------    ---------------------
Cash and cash equivalents, beginning of period                                              994                    6,186
                                                                              ---------------------    ---------------------
Cash and cash equivalents, end of period                                              $     394                $      13
                                                                              =====================    =====================

See accompanying notes.

                                      (4)

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2004, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Acquisition

On May 4, 2004, the Company (through AAON Canada Inc.) acquired certain assets and assumed certain liabilities of Air Wise Inc. of Mississauga, Ontario, Canada for a total cost of $1,778,000. Air Wise was engaged in the engineering, manufacturing, and sale of custom air-handling units, make-up air units and packaged rooftop units for commercial and industrial buildings. The acquisition complements and expands the products the Company presently manufactures and adds significant additional capabilities for future growth. The purchase was paid for by cash flow generated from operations. The Company's results of operations include the results of the acquisition from May 4, 2004 forward.

The Air Wise acquisition purchase price was allocated, as follows:

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

                                                       Three Months Ended                    Nine Months Ended
                                                   Sept. 30,         Sept. 30,          Sept. 30,         Sept. 30,
                                                     2005              2004               2005              2004
                                                 ---------------------------------------------------------------------
                                                                  (in thousands, except share data)
Net income as reported                               $2,766            $1,527             $9,177            $5,435

Deduct compensation expense determined under
fair value method for all awards, net of
related tax effects                                    (124)             (185)              (312)             (512)
                                                 --------------    --------------     --------------    --------------
Pro forma net income                                 $2,642            $1,342             $8,865            $4,923
                                                 ==============    ==============     ==============    ==============
Earnings per share:

     Basic, as reported                              $ 0.22            $ 0.12             $ 0.74            $ 0.44
                                                 ==============    ==============     ==============    ==============
     Basic, pro forma                                $ 0.21            $ 0.11             $ 0.72            $ 0.40
                                                 ==============    ==============     ==============    ==============

     Diluted, as reported                            $ 0.22            $ 0.12             $ 0.72            $ 0.42
                                                 ==============    ==============     ==============    ==============
     Diluted, pro forma                              $ 0.21            $ 0.10             $ 0.69            $ 0.38
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


4.   CERTIFICATE OF DEPOSIT

The Company had a 30-day certificate of deposit that bore interest at 3.1% per annum and matured on September 19, 2005. The proceeds were used in operations.


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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                 Sept. 30,                  December 31,
                                                                    2005                        2004
                                                            -------------------------------------------------
                                                                             (in thousands)
Accounts receivable                                              $  34,124                     $  27,838
Less: allowance for doubtful accounts                                 (637)                         (717)
                                                            ---------------------       ---------------------
Total, net                                                       $  33,487                     $  27,121
                                                            =====================       =====================

                                                                            Nine Months Ended
                                                                 Sept. 30,                     Sept. 30,
                                                                    2005                          2004
                                                            -------------------------------------------------
                                                                             (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                                  $     717                     $   1,145
   Provision for losses on accounts receivable                         361                           486
   Accounts receivable written off, net of recoveries                 (441)                         (852)
                                                            ---------------------       ---------------------
   Balance, end of period                                        $     637                     $     779
                                                            =====================       =====================

                                      (7)

6.   INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At September 30, 2005, and December 31, 2004, inventory balances and the related changes in the allowance for excess and obsolete inventories account are as follows:

                                              September 30,               December 31,
                                                   2005                       2004
                                           -----------------------------------------------
                                                           (in thousands)
         Raw materials                          $   16,710                 $   16,397
         Work in process                             2,792                      2,305
         Finished goods                              4,292                      3,216
                                           ---------------------      --------------------
                                                    23,794                     21,918

         Less: Inventory reserve                      (350)                    (1,050)
                                           ---------------------      --------------------
         Total, net                             $   23,444                 $   20,868
                                           =====================      ====================


7. ACCRUED LIABILITIES

At September 30, 2005, and December 31, 2004, accrued liabilities were comprised of the following:

                                                  September 30,        December 31,
                                                      2005                 2004
                                                --------------------------------------
                                                            (in thousands)
           Warranty                                  $    6,626          $    6,301
           Commissions                                    6,519               5,921
           Payroll                                        1,247               1,115
           Workers' compensation                            274                 457
           Medical self-insurance                           857                 933
           Other                                            351                 342
                                                ----------------    ------------------
           Total                                     $   15,874          $   15,069
                                                ================    ==================

                                      (8)

8.  WARRANTIES

A provision is made for the estimated cost of warranty obligations at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the Company's warranty liability during the three months and nine months ended September 30, 2005, and 2004, are as follows:

                                                        Three Months Ended                   Nine Months Ended
                                                    Sept. 30,         Sept. 30,          Sept. 30,        Sept. 30,
                                                       2005              2004               2005             2004
                                              -----------------------------------------------------------------------
                                                                          (in thousands)
Balance, beginning of period                         $ 6,503           $ 6,357            $ 6,301          $ 6,020

Warranties accrued during the period                   1,193               666              2,751            2,741
Warranties settled during the period                  (1,070)             (819)            (2,426)          (2,557)
                                              -----------------    --------------     --------------   --------------
Balance, end of period                               $ 6,626           $ 6,204            $ 6,626          $ 6,204
                                              =================    ==============     ==============   ==============


9.  REVOLVING CREDIT AGREEMENT

The Company's $15,150,000 unsecured bank line of credit bears interest payable monthly at prime rate less .5% or LIBOR plus 1.60% (5.3% at September 30, 2005) at the election of the Company with a maturity date of July 30, 2005. On July 30, 2005, the Company renewed the line of credit with a new maturity date of July 30, 2006. The credit agreement requires that the Company maintain certain financial ratios and prohibits the declaration and payment of dividends. At September 30, 2005, the Company was in compliance with its financial ratio covenants. At September 30, 2005, the Company had $445,000 on the bank line of credit and as of December 31, 2004, the Company had no borrowings under the revolving credit agreement. In addition, the Company has a $600,000 Letter of Credit expiring December 31, 2005. The Company had $14,105,000 available on its credit agreement at September 30, 2005.

                                      (9)

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended                       Nine Months Ended
                                              Sept. 30, 2005      Sept. 30, 2004      Sept. 30, 2005       Sept. 30, 2004
                                             -----------------------------------------------------------------------------
                                                           (in thousands, except share and per share data)
Numerator:

Net income                                          $  2,766            $  1,527            $  9,177             $  5,435

Denominator:
Denominator for basic earnings per share -
   Weighted average shares                        12,331,957          12,420,941          12,359,421           12,453,360
Effect of dilutive employee stock options            407,939             477,556             414,149              500,847
                                             ----------------    ----------------    ----------------     ----------------
Denominator for diluted earnings per share -
   Weighted average shares                        12,739,896          12,898,497          12,773,570           12,954,207
                                             ================    ================    ================     ================
Basic earnings per share                            $   0.22            $   0.12            $   0.74             $   0.44
                                             ================    ================    ================     ================
Diluted earnings per share                          $   0.22            $   0.12            $   0.72             $   0.42
                                             ================    ================    ================     ================

Anti-dilutive shares                                                                          70,250
                                                                                     ================
Weighted average exercise price                                                             $  19.45
                                                                                     ================


11. STOCK REPURCHASE

On October 17, 2002, the Company initiated a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2004, the Company had repurchased 1,078,064 shares for an aggregate price of $18,889,535 or an average price of $17.52 per share. Through September 30, 2005, the Company repurchased 1,226,964 shares for an aggregate price of $21,484,333 or an average price of $17.51 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K Savings and Investment Plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through September 30, 2005, the Company repurchased 43,481 shares for an aggregate price of $782,460 or an average price of $17.99 per share.


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

On July 29, 2004, AAON Properties Inc., an Ontario corporation organized as a wholly-owned subsidiary of AAON, Inc., purchased property in Burlington, Ontario, Canada to relocate AAON Canada Inc. The facilities consist of an 82,000 square foot building (71,000 sq. ft. of manufacturing/warehouse space and 11,000 sq. ft. of office space) located at 279 Sumach Drive on a 5.6-acre tract of land.

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

                                      (11)

Set forth below is unaudited income statement information with respect to the Company for the periods ended, September 30, 2005, and 2004:

                                                    Three Months Ended                       Nine Months Ended
                                           Sept. 30, 2005       Sept. 30, 2004      Sept. 30, 2005     Sept. 30, 2004
                                          ----------------------------------------------------------------------------
                                                                         (In thousands)
Net sales                                      $  48,136            $  47,387           $ 136,310          $ 127,249

Cost of sales                                     39,493               41,424             109,245            107,533
                                          ----------------     ----------------    ----------------   ----------------
     Gross profit                                  8,643                5,963              27,065             19,716

Selling, general and administrative
    expenses                                       4,417                3,405              12,963             11,163
                                          ----------------     ----------------    ----------------   ----------------
     Income from operations                        4,226                2,558              14,102              8,553

Interest expense                                      (4)                  (8)                (12)               (35)
Interest income                                       19                   10                  44                174
Other income (expense), net                          167                  144                 331                422
                                          ----------------     ----------------    ----------------   ----------------
Income before income taxes                         4,408                2,704              14,465              9,114
Income tax provision                               1,642                1,177               5,288              3,679
                                          ----------------     ----------------    ----------------   ----------------
     Net income                                $   2,766            $   1,527           $   9,177          $   5,435
                                          ================     ================    ================   ================

Results of Operations

Net sales increased $749,000 (1.6%) to $48,136,000 from $47,387,000 for the three months ended September 30, 2005, and $9,061,000 (7.1%) to $136,310,000
from $127,249,000 for the nine months ended September 30, 2005, compared to the same periods in 2004. Increased sales were attributable to price increases and $7,335,000 of sales of AAON-Canada for the nine months ended September 30, 2005.

Gross profit increased $2,680,000 (44.9%) to $8,643,000 from $5,963,000 for the three months ended September 30, 2005, and increased $7,349,000 (37.3%) to $27,065,000 from $19,716,000 for the nine months ended September 30, 2005, compared to the same periods in 2004. Gross margins were 18.0% compared to 12.6% for the three months ended September 30, 2005 and September 30, 2004, and were 19.9% compared to 15.5% for the nine months ended September 30, 2005, respectively. The increases in margins and earnings were primarily due to price increases included as a result of increased material costs in the Company's manufacturing activities. The increase in margins was attained while costs for raw materials continued to be high and copper continued to increase.

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

                                      (12)

Selling, general and administrative expenses increased $1,012,000 (29.7%) to $4,417,000 from $3,405,000 for the three months ended September 30, 2005, and $1,800,000 (16.1%) to $12,963,000 from $11,163,000 for the nine months ended
September 30, 2005, compared to the same periods in 2004, primarily due to information technology and computer related expenses and professional fees.

Financial Condition and Liquidity

Accounts receivable increased $6,366,000 from $27,121,000 at December 31, 2004, to $33,487,000 at September 30, 2005, due to the increase in sales.

Inventories increased $2,576,000 to $23,444,000 at September 30, 2005, compared to $20,868,000 at December 31, 2004, due to procurement of raw material and purchased parts required to accommodate increased sales and to manufacture units that had extended shipping dates.

Accounts payable and accrued liabilities increased $2,035,000 to $29,986,000 at September 30, 2005, compared to $27,951,000 at December 31, 2004, primarily due to procurement of inventory to accommodate increased sales and timing of payment to vendors.

The Company generated $7,206,000 and $6,495,000 cash from operating activities during the nine months ended September 30, 2005, and September 30, 2004, respectively. The increase in 2005 primarily related to an increase in net income. The increase in net income resulted from price increases.

Cash flows used in investing activities were $5,738,000 for the nine months ended September 30, 2005, and $6,971,000 for the nine months ended September 30, 2004. Cash flows used in investing activities in 2005 were primarily related to capital expenditures for additions of machinery and equipment and additions to the Longview facility. Cash flows used in investing activities in 2004 were primarily related to capital expenditures for additions of machinery and equipment, the Company's sheet metal facility at the Tulsa plant, land purchased in Longview, Texas for future expansion, and the Canada acquisition. All capital expenditures were financed out of cash generated from operations.

Cash flows used in financing activities were $2,240,000 and $5,721,000 during the nine months ended September 30, 2005, and September 30, 2004, respectively. The cash flows used in financing activities in 2005 and 2004 were related the to repurchase of Company stock. The Company's revolving credit agreement provides for maximum borrowings of $15,150,000. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. Borrowings under the revolving credit agreement at September 30, 2005, were $445,000. There were no borrowings under the revolving credit agreement at September 30, 2004. In addition, the Company has a $600,000 letter of credit that expires December 31, 2005. The credit agreement requires that the Company maintain certain financial ratios and prohibits the declaration of cash dividends. At September 30, 2005, the Company was in compliance with its financial ratio covenants.

Management believes the Company's bank revolving credit agreement (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit agreement at September 30, 2005, see Note 9 to the financial statements included in this report.

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

                                      (14)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit agreement which bears variable interest based upon a prime or LIBOR rate. The Company's outstanding balance as of September 30, 2005, was $445,000.

Foreign sales accounted for only 2% of the Company's sales in 2004 and 5.4% of sales for the nine months ended September 30, 2005, and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in Consolidated Statements of Stockholders' Equity. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months. However, in 2004 cost increases in basic commodities, such as steel, copper and aluminum, were unprecedented in magnitude and severely impacted profit margins. In many instances, due to significant price increases in 2004, a significant supplier refused to supply materials at the originally negotiated six month or one year purchase order price.

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

                                      (15)

Solely as a result of the material weaknesses described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2005, are ineffective because of the material weaknesses that existed in information technology general controls that impaired the reliability of AAON's manufacturing and inventory processing, application processing functions and automated controls. The weaknesses, in turn, undermined the reliability of user controls over manufacturing processing, which were dependent upon the integrity of computer-generated reports. The specific factors giving rise to the material weaknesses include a) deficiencies in the authorization, development, testing and movement of changes to AAON's inventory and manufacturing applications and
b) significant functional complexity of the inventory and manufacturing applications that create user dependence upon application-based controls to prevent or detect errors, omissions and irregularities in processing.


Remediation of Material Weakness in Internal Control

As of September 30, 2005, the Company has corrected one of the material weaknesses disclosed in its Form 10-K for the year ended December 31, 2004, regarding the Company's design of internal control over financial reporting with respect to the preparation of certain adjustments recorded by management related to the valuation of inventory and the capitalization of certain purchase price variances and absorption of manufacturing overhead.

The Company believes it has taken the steps necessary to remediate the other material weaknesses regarding the Company's design of internal controls over production program changes that will assure that only authorized changes to production programs have been properly designed, tested and moved into production. The Company's independent auditors have not conducted the year end testing to confirm effectiveness of the Company's strengthened internal controls. Accordingly, the Company will continue to vigorously monitor the effectiveness of these controls and will make any further changes determined appropriate.


Changes in internal controls

Other than as noted above in this Item 4, there were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15 (d) have come to management's attention that have materially affected the Company's internal control over financial reporting.

                                      (16)

                           PART II - OTHER INFORMATION


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company.

On September, 17, 2002, the Company initiated a stock buyback program to repurchase up to 10% (1,325,000 shares) of its outstanding stock. Through September 30, 2005, the Company had acquired 1,226,964 shares of its stock pursuant to its current buyback program.

Repurchases during the third quarter of 2005 were as follows:


     ISSUER PURCHASES OF EQUITY SECURITIES
     ------------------ ------------- ------------ ----------------- ---------------------
                                                                          (d) Maximum
                                                   (c) Total Number        Number (or
                                                     of Shares (or     Approximate Dollar
                          (a)Total        (b)      Units) Purchased   Value) of Shares (or
                          Number of     Average       as Part of       Units) that May Yet
           Period         Shares (or   Price Paid      Publicly        Be Purchased Under
                            Units)     Per Share    Announced Plans       the Plans or
                          Purchased    (or Unit)      or Programs           Programs
     ------------------ ------------- ------------ ----------------- ---------------------
     Month #1
     July 1-31,                  -            -               -              108,836
     2005
     ------------------ ------------- ------------ ----------------- ---------------------
     Month #2
     August 1-31,                -            -               -              108,836
     2005
     ------------------ ------------- ------------ ----------------- ---------------------
     Month #3
     September 1-30,        10,800       $17.86          10,800               98,036
     2005
     ------------------ ------------- ------------ ----------------- ---------------------
     Total                  10,800       $17.86          10,800
     ------------------ ------------- ------------ ----------------- ---------------------

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K Savings and Investment Plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through September 30, 2005, the Company repurchased 43,481 shares for an aggregate price of $782,460 or an average price of $17.99 per share.


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


                                        AAON, INC.



Dated:  November 2, 2005                By:    /s/ Norman H. Asbjornson
                                             ----------------------------------
                                                   Norman H. Asbjornson
                                                   President/CEO




Dated:  November 2, 2005                By:    /s/ Kathy I. Sheffield
                                             ----------------------------------
                                                   Kathy I. Sheffield
                                                   Treasurer

                                      (18)