Form 10-K
period 2005-12-31
AAON INC
filed 2006-03-15
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


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


     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                     |_| Yes |X| No

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.                       |_| Yes |X| No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                |_|

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).                                |X| Yes |_| No

     Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Act.                                 |_| Yes |X| No

     The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant's common stock on the last business day of registrant's most recently completed second quarter (June 30, 2005) was $168,234,000.

     As of February 28, 2006, registrant had outstanding a total of 12,273,037 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 31, 2006, are incorporated into Part III.

                                TABLE OF CONTENTS

                                                                          Page
Item Number and Caption                                                  Number

PART I

    1.  Business.                                                           1

    1A. Risk Factors.                                                       4

    1B. Unresolved Staff Comments.                                          6

    2.  Properties.                                                         6

    3.  Legal Proceedings.                                                  6

    4.  Submission of Matters to a Vote of Security Holders.                6

PART II

    5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases and Equity Securities.              7

    6.  Selected Financial Data.                                            8

    7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                       9

    7A. Quantitative and Qualitative Disclosures About Market Risk.        14

    8.  Financial Statements and Supplementary Data.                       15

    9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                       15

    9A. Controls and Procedures.                                           15

    9B. Other Information.                                                 17

PART III

    10. Directors and Executive Officers of Registrant.                    18

    11. Executive Compensation.                                            18

    12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                 18

    13. Certain Relationships and Related Transactions.                    19

    14. Principal Accountant Fees and Services.                            19

PART IV

    15. Exhibits, Financial Statement Schedules.                           20

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

Products and Markets

The Company's products serve the commercial and industrial new construction and replacement markets. To date virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for less than 4% of its sales in 2005.

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

Based on its 2005 level of sales of approximately $185 million, the Company estimates that it has a 13% share of the rooftop market and a 1% share of the coil market. Approximately 55% of the Company's sales now come from new construction and 45% from renovation/replacements. The percentage of sales for new construction vs. replacement to particular customers is related to the customer's stage of development.

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

With regard to its standardized products, the Company currently has five groups of rooftop units: its HB Series consisting of four cooling sizes ranging from two to five tons; its RM and RN Series offered in 21 cooling sizes ranging from two to 70 tons; its RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons; and its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in eight sizes ranging from seven and one-half to 50 tons. The Company also produces customized rooftop products with direct (MM Series) and indirect (TBA Series) heating in sizes as required.

The Company manufactures a Model LL chiller, which is available in both air-cooled condensing and evaporative cooled configurations.

The Company's air-handling units consist of the H/V Series, the modular (M2) Series and a customized NJ Series.

The Company's heat recovery option applicable to its RM, RN and RL units, as well as its M2 and NJ Series air handlers, respond to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. The Company's products are designed to compete on the higher quality end of standardized products.

Performance characteristics of its products range in cooling capacity from 28,000-4,320,000 BTU's and in heating capacity from 69,000-3,990,000 BTU's. All of the Company's products meet the Department of Energy's efficiency standards, which define the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which can involve multiple units.

The Company has developed and is beginning to market a residential condensing unit (CB Series).

Major Customers

The Company's largest customer last year was Wal-Mart Stores, Inc., which accounted for less than 10% of total sales. Sales to Wal-Mart were 14% and 18% of total sales in 2004 and 2003, respectively. The Company has no written contract with this customer.

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

The Company attempts to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to one year. However, in 2005 and 2004 cost increases in basic commodities, such as steel, copper and aluminum, severely impacted profit margins.

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

To support and service its customers and the ultimate consumer, the Company provides parts availability through eight independent parts distributors and has factory service organizations at each of its plants. Also, a number of the manufacturer representatives utilized by the Company have their own service organizations, which, together with the Company, provide the necessary warranty work and/or normal service to customers.

The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 14 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years.

Research and Development

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. R&D has involved the HB, RM, RN, RL, NJ, TBA and NM (rooftop units), LL (chillers) and CB (condensing units), as well as component evaluation and refinement, development of control systems and new product development. The Company incurred research and development expenses of $1,681,000 in 2005, $1,072,000 in 2004 and $837,000 in 2003.

Backlog

The Company had a current backlog as of March 1, 2006, of $48,597,000, compared to $33,184,000 at March 1, 2005. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2006; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. The Company regularly reviews its working capital with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Its greatest needs arise during the months of July-November, the peak season for inventory (primarily purchased material) and accounts receivable. The Company's working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $15,150,000. The Company believes that it will have sufficient funds available to meet its working capital needs for the foreseeable future. The Company expects to renew its revolving credit agreement in July 2006.

Seasonality

Sales of the Company's products are moderately seasonal with the peak period being July-November of each year.

Competition

In the standardized market, the Company competes primarily with Trane Company, a division of American Standard, Inc., Carrier Corporation, a subsidiary of United Technologies Corporation, Lennox International, Inc., and York, a division of Johnson Controls. All of these competitors are substantially larger and have greater resources than the Company. In the custom market, the Company competes with many larger and smaller manufacturers. The Company competes on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, the Company often is at a competitive disadvantage on sales of its products because of the emphasis placed on initial cost; whereas, in the replacement market and other owner-controlled purchases, the Company has a better chance of getting the business since quality and long-term cost are generally taken into account.

Employees

As of March 1, 2006, the Company had 1,335 employees and 78 temporaries, none of whom is represented by unions. Management considers its relations with its employees to be good.

Patents, Trademarks, Licenses and Concessions

The Company does not consider any patents, trademarks, licenses or concessions held by it to be material to its business operations, other than patents issued regarding its heat recovery wheel option, blower, gas-fired heat exchanger and evaporative condenser desuperheater.

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

Item 1A.  Risk Factors.

The following risks and uncertainties may affect the Company's performance and results of operations.

Our business can be hurt by an economic downturn.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States could materially affect our financial condition and results of operations. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control. In the HVAC business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases, which would result in a decrease in our sales volume and profitability.

We may be adversely affected by problems in the availability, or increases in the prices, of raw materials and components.

Problems in the availability, or increases in the prices, of raw materials or components could depress our sales or increase the costs of our products. We are dependent upon components purchased from third parties, as well as raw materials such as steel, copper and aluminum. We enter into contracts on terms from six months to one year for raw materials and components at fixed prices. However, if a key supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit.

We may not be able to successfully develop and market new products.

Our future success will depend upon our continued investment in research and new product development and our ability to continue to realize new technological advances in the HVAC industry. Our inability to continue to successfully develop and market new products or our inability to achieve technological advances on a pace consistent with that of our competitors could lead to a material adverse effect on our business and results of operations.

We may incur material costs as a result of warranty and product liability claims that would negatively affect our profitability.

The development, manufacture, sale and use of our products involve a risk of warranty and product liability claims. Our product liability insurance policies have limits that, if exceeded, may result in material costs that would have an adverse effect on our future profitability. In addition, warranty claims are not covered by our product liability insurance and there may be types of product liability claims that are also not covered by our product liability insurance.

We may not be able to compete favorably in the highly competitive HVAC business:

Competition in our various markets could cause us to reduce our prices or lose market share, or could negatively affect our cash flow, which could have an adverse effect on our future financial results. Substantially all of the markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product line. Other factors that affect competition in the HVAC market include the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. Moreover, new product introductions are an important factor in the market categories in which our products compete. Several of our competitors have greater financial and other resources than we have, allowing them to invest in more extensive research and development. We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may materially adversely affect our business and results of operations.

The loss of Norman H. Asbjornson could impair the growth of our business.

Norman H. Asbjornson, the founder of AAON, Inc., has served as the President and Chief Executive Officer of the Company from inception to date. He has provided the leadership and vision for our growth. Although important responsibilities and functions have been delegated to other highly experienced and capable management personnel, our products are technologically advanced and well positioned for sales into the future and we carry key man insurance on Mr. Asbjornson, his death, disability or retirement, could impair the growth of our business. We do not have an employment agreement with Mr. Asbjornson.

Our stockholder rights plan and some provisions in our bylaws and Nevada law could delay or prevent a change in control.

Our stockholder rights plan and some provisions in our bylaws and Nevada law could delay or prevent a change in control, which could adversely affect the price of our common stock.

AAON's business is subject to the risks of interruptions by problems such as computer viruses.

Despite our company's implementation of network security measures, its services are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with its computer systems. Any such event could have a material adverse affect on our business.

Exposure to environmental liabilities could adversely affect our results of operations.

Our future profitability could be adversely affected by current or future environmental laws. We are subject to extensive and changing federal, state and local laws and regulations designed to protect the environment in the United States and in other parts of the world. These laws and regulations could impose liability for remediation costs and result in civil or criminal penalties in case of non-compliance. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.

1B.  Unresolved Staff Comments.

None.


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

The original facility's manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and NC punching equipment. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. Production at this facility averaged approximately $13.9 million per month in 2005, which is 89% of the estimated capacity of the plant. Management deems this plant to be nearly ideal for the type of rooftop products being manufactured by the Company.

The expansion facility is 39% (228,000 sq. ft.) utilized by the Company and 61% leased to a third party. The Company uses 22,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 80,000 sq. ft. for two production lines; an additional 106,000 square feet is utilized for sheet metal fabrication. The remaining 357,000 sq. ft. (presently leased) will afford the Company additional plant space for long-term growth.

The Company's operations in Longview, Texas, are conducted in a plant/office building at 203-207 Gum Springs Road, containing 258,000 sq. ft. on 14 acres. The manufacturing area (approximately 251,000 sq. ft.) is located in three 120-foot wide sheet metal buildings connected by an adjoining structure. The facility is built for light industrial manufacturing. An additional, contiguous 15 acres were purchased in 2004 and 2005 for future expansion.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2005, through December 31, 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of closing prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:

            Quarter Ended                      High             Low
            -------------                      ----             ---
            March 31, 2004                    $22.40          $18.00
            June 30, 2004                     $21.24          $18.78
            September 30, 2004                $19.54          $15.52
            December 31, 2004                 $18.20          $14.16

            March 31, 2005                    $16.46          $13.91
            June 30, 2005                     $18.99          $16.15
            September 30, 2005                $19.33          $16.28
            December 31, 2005                 $18.46          $16.22

On February 28, 2006, there were 1,026 holders of record, and 2,507 beneficial owners, of the Company's Common Stock.

Although the Company has paid no cash dividends from inception to date, on February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 12, 2006, the record date, payable on July 3, 2006.

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its current stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2005, the Company had repurchased a total of 1,257,864 shares under the current program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

Repurchases during the fourth quarter of 2005 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
------------------ ------------- ------------ ----------------- ---------------------
                                                                    (d) Maximum
                                              (c) Total Number       Number (or
                     (a)Total        (b)       of Shares (or     Approximate Dollar
                    Number of      Average    Units) Purchased  Value) of Shares (or
     Period         Shares (or   Price Paid      as Part of     Units) that May Yet
                      Units)      Per Share       Publicly       Be Purchased Under
                    Purchased     (or Unit)   Announced Plans       the Plans or
                                                or Programs           Programs
------------------ ------------- ------------ ----------------- ---------------------
Month #1
October 1-31,               -            -              -              101,136
2005
------------------ ------------- ------------ ----------------- ---------------------
Month #2
November 1-30,         16,800       $17.24         16,800               84,336
2005
------------------ ------------- ------------ ----------------- ---------------------
Month #3
December 1-31,         17,200       $18.49         17,200               67,136
2005

------------------ ------------- ------------ ----------------- ---------------------
Total                  34,000       $17.87         34,000
------------------ ------------- ------------ ----------------- ---------------------

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included elsewhere in this report.

                                                                     Year Ended December 31,
------------------------------------------------------------------------------------------------------------------

Results of Operations:                           2005           2004           2003           2002           2001
                                                 ----           ----           ----           ----           ----
                                                               (in thousands, except per share data)

Net sales                                    $185,195       $171,885       $147,890       $154,141       $156,485
Net income                                   $ 11,462       $  7,521       $ 14,227       $ 14,611       $ 14,156
Basic earnings per share                     $    .93       $   0.60       $   1.12       $   1.11       $   1.09
Diluted earnings per share                   $    .90       $   0.58       $   1.07       $   1.06       $   1.04


Weighted average shares
    outstanding:

         Basic                                 12,340         12,435         12,685         13,158         12,992

         Diluted                               12,750         12,923         13,251         13,740         13,641


                                                                           December 31,
----- -------------------------------- ---------------------------------------------------------------------------

Balance Sheet Data:                              2005           2004           2003           2002           2001
                                                 ----           ----           ----           ----           ----
                                                                          (in thousands)
Total assets                                 $113,606       $105,227       $102,085       $ 91,713       $ 76,295
Long-term debt                               $     59            167              -              -       $    985
Stockholders' equity                         $ 79,495       $ 71,171       $ 67,428       $ 62,310       $ 50,041

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

The office facilities of AAON, Inc. consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (the "original facility"), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") located across the street from the original facility at 2440 S. Yukon Avenue. The Company utilizes 39% of the expansion facility and the remaining 61% is leased to a third party. The operations of AAON Coil Products, Inc. are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 258,000 square feet (251,000 sq. ft. of manufacturing/warehouse and 7,000 sq. ft. of office space). In 2004 and 2005, AAON Coil Products purchased an additional 15 acres of land for future expansion.

Set forth below is income statement information with respect to the Company for years 2005, 2004 and 2003:

                                                            Year Ended December 31,
                                                2005                  2004                 2003
                                                ----                  ----                 ----
                                                                (in thousands)
Net sales                                    $ 185,195             $ 171,885            $ 147,890

Cost of sales                                  149,904               145,021              112,005
                                           ---------------      ----------------     ----------------

Gross profit                                    35,291                26,864               35,885
                                           ---------------      ----------------     ----------------

Selling, general and administrative
   expenses                                     17,477                15,214               14,909
                                           ---------------      ----------------     ----------------

Income from operations                          17,814                11,650               20,976
                                           ---------------      ----------------     ----------------

Interest expense                                   (16)                  (38)                 (21)
Interest Income                                     67                   183                  346
Other income , net                                 467                   584                  552
                                           ---------------      ----------------     ----------------

Income before income taxes                      18,332                12,379               21,853
Income tax provision                             6,870                 4,858                7,626
                                           ---------------      ----------------     ----------------

Net income                                   $  11,462             $   7,521            $  14,227
                                           ===============      ================     ================


Results of Operations

Net sales increased $13.3 million in 2005 compared to 2004, and increased $24.0 million in 2004 compared to 2003. The increase in sales in 2005 was attributable to both volume and price increases and a full year of sales from AAON Canada. The increase in sales in 2004 was primarily attributable to the introduction of new products, the improving outlook for the U.S. economy, and the AAON Canada acquisition, which contributed $3,250,000 (1.9%) to sales between May 4 - December 31, 2004. The increased sales were offset by computer and electrical outages that caused the closings of the Tulsa facility for four days, which also affected production at Longview and Canada.

Gross margins in 2005 were 19.1% compared to 15.6% in 2004 and 24.3% in 2003. Gross profit increased $8.4 million (31.4%) to $35.3 million in 2005 from $26.9 million in 2004 and decreased $9.0 million to $26.9 million from $35.9 million in 2004 compared to 2003. The increases in margins and gross profit for 2005 were due primarily to increased volume, price increases and improved production efficiencies offset by lower gross margins by AAON Canada, continuing high material costs for raw materials and component parts and increased copper costs, and higher than normal repair expenses to moderate sheet metal down time. The decrease in margins for 2004 compared to 2003 was due to price increases in steel, copper and aluminum, startup costs associated with a new coil project, closings of the Tulsa facility for four days due to computer and electrical outages, which also affected the Longview and Canada facilities, and equipment failures at the Company's Longview, Texas, facility that prevented coil production needed by the Tulsa facility. The Company instituted two product price increases to its customers in 2004, in an attempt to offset the increases in steel, copper and aluminum. Due to the Company's high backlog, orders with old pricing had to flow through the system before new orders began to reflect the new pricing. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months. In many instances, due to significant price increases in 2004, suppliers refused to sell materials at the originally negotiated six-month or one year purchase order price.

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

Selling, general and administrative expenses increased $2.3 million (14.9%) in 2005 compared to 2004 due primarily to an increase in professional fees, computer consulting, internal accounting expenses, employee profit sharing and a full year of AAON Canada expenses. The AAON Canada asset acquisition occurred May 4, 2004. SG&A increased $305,000 (2.0%) in 2004 compared to 2003 due primarily to increases in bad debt expense.

Interest expense was $16,000, $38,000, and $21,000 in 2005, 2004 and 2003,
respectively. The reduction in interest expense was due to lower average borrowings under the revolving credit facility in 2005 compared to 2004. The reduction in interest expense in 2003 was due to lower interest rates.

Interest income was $67,000, $183,000, and $346,000 in 2005, 2004, and 2003
respectively, due to investments in short-term money markets and certificates of deposit.

Other income was $467,000, $584,000, $552,000 in 2005, 2004, and 2003,
respectively. Other income is attributable primarily to rental income from the Company's expansion facility.

Financial Condition and Liquidity

Net accounts receivable increased $5.4 million at December 31, 2005, compared to December 31, 2004, due to an increase in sales.

Inventories increased $2.8 million at December 31, 2005, compared to December 31, 2004, due to procurement of inventory to accommodate increased sales and increased inventory values related to higher raw material and component parts costs.

Prepaid expenses increased by $563,000 at December 31, 2005, compared to December 31, 2004, due to prepaid copper inventory, at 2005 pricing, for 2006 material requirements.

Accounts payable and accrued liabilities increased $1.5 million at December 31, 2005, compared to December 31, 2004, due to commissions payable and timing of payments to vendors.

The Company generated $12.0 million, $16.2 million and $16.5 million cash from operating activities in 2005, 2004 and 2003, respectively. Operating cash flows in 2005 primarily consisted of $11.5 million of net income. The decrease in cash provided from operating activities in 2005 is primarily due to an increase in inventories and accounts receivable. The decrease in cash provided from operating activities in 2004 is due primarily to an increase in cost of sales and an increase in accounts receivable. Operating cash flows in 2003 consisted of $14.2 million of net income, $5.4 million of depreciation, $(3.2) million in working capital and other changes. The decrease in 2003 is due primarily to an increase in inventories.

Cash flows used in investing activities were $8.2 million, $11.7 million and $7.6 million in 2005, 2004 and 2003, respectively. Cash flows used in investing activities in 2005 were related primarily to capital expenditures of $10.1 million for additions of machinery and equipment, a manufacturing addition and an office renovation to the Longview facility. Cash flows used in investing activities in 2004 related to capital expenditure additions totaling $17 million, reflecting primarily additions to machinery and equipment, a sheet metal facility at the Tulsa plant and renovations made to the Company's Tulsa manufacturing and Longview office facilities. In 2003 cash used in investing activities was comprised primarily of capital expenditures totaling $7.7 million. All capital expenditures and building renovations were financed out of cash generated from operations. In 2005, the Company invested $1 million in a certificate of deposit, which will mature in the first quarter of 2006. In 2002, the Company invested $10 million in a certificate of deposit that matured in 2004 and an additional $3 million was invested in certificate of deposits in 2004, which matured in the first quarter of 2005. Due to anticipated production demands, the Company expects to expend approximately $11 million in 2006 for equipment requirements. The Company expects the cash requirements to be provided from cash flow from operations.

Cash flows used in financing activities were $4.2 million, $9.9 million and $7.7 million in 2005, 2004 and 2003, respectively. In October 2002, the Company's Board of Directors authorized a stock buyback program to repurchase up to 1,325,000 shares of stock. There were 182,900 shares of stock repurchased for a total of $4.9 million and 265,100 shares of stock repurchased for a total of $5.0 million in 2005 and 2004, respectively, with 597,001 shares of stock repurchased for a total of $9.9 million in 2003. Additionally, the Company had no net borrowings/(repayments) in 2005, and had $(5.4) million, and $1.8 million, in 2004 and 2003, respectively, under its revolving credit facility.

Off Balance Sheet Arrangements

The Company's revolving credit facility (which currently extends to July 30, 2006) provides for maximum borrowings of $15.15 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. The Company had no borrowings under the revolving credit facility as of December 31, 2005. Borrowings available under the revolving credit facility at December 31, 2005 were $14.6 million. In addition, the Company has a $600,000 Letter of Credit that expires December 31, 2006. The credit facility requires that the Company maintain certain financial ratios and, at December 31, 2005, prohibited the declaration or payments of dividends. At December 31, 2005, the Company was in compliance with its financial ratio covenants and, subsequently thereto, the lender waived the restriction on payment of dividends. On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 12, 2006, the record date, payable on July 3, 2006. In addition, on February 14, 2006, the Company suspended its stock repurchase program. The Company plans to renew its revolving credit agreement in July 2006.

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at December 31, 2005, see Note 4 to the financial statements included in this report.

Commitments and Contractual Agreements

The Company is a party to several short-term, cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.

The Company has cancelable commitments to purchase machinery and equipment at a cost of $11.2 million.

The following table summarizes our long-term debt and other contractual agreements as of December 31, 2005:

                                                           Payments Due By Period
                                                               (in thousands)

                                                                 Less Than 1
                                               Total                 Year               1-3 Years
                                          -----------------    ----------------     ----------------
Long-term debt                                 $   167             $   108                $   59
Interest on fixed rate long-term debt                5                   4                     1
Purchase commitments                           $11,200              11,200                     -
                                          -----------------    ----------------     ----------------
Total                                          $11,372             $11,312                $   60
                                          =================    ================     ================

The fixed rate interest on long-term debt includes the amount of interest due on our fixed rate long-term debt. These amounts do not include interest on our variable rate obligation related to the Company's Revolving Credit Facility.

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

Medical Insurance - A provision is made for medical costs associated with the Company's Medical Employee Benefit Plan, which is primarily a self-funded plan. A provision is made for estimated medical costs based on historical claims paid and any known potential of significant future claims. The plan is supplemented by employee contributions and an excess policy for claims over $100,000 each.

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

New Accounting Pronouncements

FASB (Financial Accounting Standards Board) Statement 123 (R) replaces FASB Statement No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period. The Statement applies to all awards granted and any unvested awards at December 31, 2005. SFAS 123 (R) will be effective for the Company for interim reporting beginning after December 31, 2005. The Company is currently considering which valuation model it will adopt and, therefore, has not determined the impact future grants will have on the financial statements. Existing grants will result in compensation expenses being recorded similar in nature to the amounts disclosed in the pro forma information in footnote 1 of the Consolidated Financial Statements.

FASB Statement 151, "Inventory Costs", replaces "Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing". The Statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs be based on normal capacity of the production facilities. The Statement is effective January 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its Consolidated Financial Statements.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility, which bears variable interest based upon a prime or LIBOR rate. The Company had no outstanding balance as of December 31, 2005.

Foreign sales accounted for less than 4% of the Company's sales in 2005 and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months. However, in 2005 and 2004 cost increases in basic commodities, such as steel, copper and aluminum, severely impacted profit margins.

The Company does not utilize derivative financial instruments to hedge its interest rate or raw materials price risks.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included commencing at page 26.


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


Item 9A. Controls and Procedures.

         (a)  Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

    o The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

    o The Company's disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.


AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2005.


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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

AAON's independent registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting.


Date:  March 3, 2006                                /s/ Norman H. Asbjornson
                                                    ---------------------------
                                                        Norman H. Asbjornson
                                                        Chief Executive Officer


                                                    /s/ Kathy I. Sheffield
                                                    ---------------------------
                                                        Kathy I. Sheffield
                                                        Chief Financial Officer


         (c)  Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of AAON, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that AAON, Inc. (a Nevada Corporation) and subsidiaries (collectively, the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that AAON, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, AAON, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AAON, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.


                                                     /s/ GRANT THORNTON LLP


Tulsa, Oklahoma
March 3, 2006


         (d)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B. Other information.

None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Meeting of Stockholders.

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


Item 11. Executive Compensation.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Meeting of Stockholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Meeting of Stockholders.

Summary of All Existing Equity Compensation Plans
-------------------------------------------------
The following table sets forth information concerning the equity compensation plans of the Company as of December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION
                                                                                      Number of securities
                                       Number of securities                         remaining available for
                                        to be issued upon       Weighted-average     future issuance under
                                           exercise of         exercise price of      equity compensation
                                       outstanding options,   outstanding options,      plan [excluding
                                           warrants and           warrants and       securities reflected
           Plan Category                      rights                 rights             in column (a)]
           -------------                 ---------------         --------------         --------------
                                               (a)                     (b)                    (c)
         Equity compensation plans
         approved by security holders(1)    1,113,680                $7.51                  180,661

         Equity compensation plans not
         approved by security holders(2)            -                    -                        -
                                         ---------------         --------------         --------------
         Total                              1,113,680                $7.51                  180,661

(1) Consists of shares covered by the Company's 1992 Stock Option Plan, as amended.

(2) The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

Item 13. Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Meeting of Stockholders.


Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Meeting of Stockholders.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules.

          (a)  Financial statements.
                    See Index to Consolidated Financial Statements on page 23.

          (b)  Exhibits:

                    (3)(A)   Articles of Incorporation (i)
                       (A-1) Article Amendments (ii)
                       (B)   Bylaws (i)
                       (B-1) Amendments of Bylaws (iii)

                    (4)(A) Third Restated Revolving Credit and Term Loan Agreement and related documents (iv)

                       (A-1) Latest Amendment of Loan Agreement (v)

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

                  (iii) Incorporated herein by reference to the Company's Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

                  (iv) Incorporated by reference to exhibit to the Company's Form 8-K dated July 30, 2004.

                  (v) Incorporated herein by reference to exhibit to the Company's Form 8-K dated August 3, 2005.

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

                  (viii) Incorporated herein by reference to exhibits to the
                         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   AAON, INC.


Dated:  March 10, 2006             By:         /s/ Norman H. Asbjornson
                                        ----------------------------------------
                                            Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 10, 2006                         /s/ Norman H. Asbjornson
                                        ----------------------------------------
                                                   Norman H. Asbjornson
                                                  President and Director
                                               (principal executive officer)


Dated:  March 10, 2006                         /s/ Kathy I. Sheffield
                                        ----------------------------------------
                                                   Kathy I. Sheffield
                                                       Treasurer
                                              (principal financial officer
                                            and principal accounting officer)


Dated:  March 10, 2006                         /s/ John B. Johnson, Jr.
                                        ----------------------------------------
                                                   John B. Johnson, Jr.
                                                       Director


Dated:  March 10, 2006                         /s/ Thomas E. Naugle
                                        ----------------------------------------
                                                   Thomas E. Naugle
                                                       Director


Dated:  March 10, 2006                         /s/ Anthony Pantaleoni
                                        ----------------------------------------
                                                   Anthony Pantaleoni
                                                       Director


Dated:  March 10, 2006                         /s/ Jerry E. Ryan
                                        ----------------------------------------
                                                   Jerry E. Ryan
                                                       Director


Dated:  March 10, 2006                         /s/ Jack E. Short
                                        ----------------------------------------
                                                   Jack E. Short
                                                       Director


Dated:  March 10, 2006                         /s/ Charles C. Stephenson, Jr.
                                        ----------------------------------------
                                                   Charles C. Stephenson, Jr.
                                                       Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Report of Independent Registered Public
  Accounting Firm - Grant Thornton LLP                                    24
Report of Independent Registered Public
  Accounting Firm - Ernst & Young LLP                                     25

Consolidated Balance Sheets                                               26

Consolidated Statements of Income                                         27

Consolidated Statements of Stockholders' Equity and
  Comprehensive Income                                                    28

Consolidated Statements of Cash Flows                                     29

Notes to Consolidated Financial Statements                                30

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors and
Stockholders of AAON, Inc.

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada Corporation) and subsidiaries (collectively, the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AAON, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of AAON, Inc. and subsidiaries' internal control over financial reporting and an unqualified opinion on the effectiveness of AAON, Inc. and subsidiaries' internal control over financial reporting.


                                                     /s/ GRANT THORNTON LLP


Tulsa, Oklahoma
March 3, 2006

             Report of Independent Registered Public Accounting Firm

Stockholders
AAON, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income and cash flows of AAON, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of AAON, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.


                                                     /s/ ERNST & YOUNG LLP


Tulsa, Oklahoma
February 6, 2004

                          AAON, Inc., and Subsidiaries

                           Consolidated Balance Sheets
                                                                                         December 31,
                                                                                   2005                2004
                                                                            --------------------------------------
                                                                             (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                                    $     837           $     994

   Certificate of deposit                                                           1,000               3,000

   Accounts receivable, net                                                        32,487              27,121

   Inventories, net                                                                23,708              20,868

   Prepaid expenses and other                                                       1,041                 478

   Deferred tax asset                                                               3,877               3,537
                                                                            --------------------------------------
Total current assets                                                               62,950              55,998

   Property, plant and equipment, net                                              50,581              49,229

   Note receivable, long term                                                          75                   -
                                                                            --------------------------------------
Total assets                                                                    $ 113,606           $ 105,227
                                                                            ======================================

Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                                    $       -           $       -
   Current maturities of long-term debt                                               108                 108

   Accounts payable                                                                11,643              12,882

   Accrued liabilities                                                             17,827              15,069
                                                                            --------------------------------------
Total current liabilities                                                          29,578              28,059

Long-term debt, less current maturities                                                59                 167

Deferred tax liability                                                              4,474               5,830

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                                       -                   -
   Common stock, $.004 par value, 50,000,000 shares authorized,
     12,233,558 and 12,349,583 issued  and outstanding at December 31,
     2005 and 2004, respectively                                                       49                  49

   Accumulated other comprehensive  income                                            513                 247

   Retained earnings                                                               78,933              70,875
                                                                            --------------------------------------
Total stockholders' equity                                                         79,495              71,171
                                                                            --------------------------------------
Total liabilities and stockholders' equity                                      $ 113,606           $ 105,227
                                                                            ======================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries

                        Consolidated Statements of Income
                                                                              Year Ending December 31,
                                                                        2005            2004            2003
                                                                 ---------------------------------------------------
                                                                       (in thousands, except per share data)
Net sales                                                            $  185,195      $  171,885      $  147,890
Cost of sales                                                           149,904         145,021         112,005
                                                                 ---------------------------------------------------
Gross profit                                                             35,291          26,864          35,885
Selling, general and administrative expenses                             17,477          15,214          14,909
                                                                 ---------------------------------------------------
Income from operations                                                   17,814          11,650          20,976

Interest expense                                                            (16)            (38)            (21)
Interest income                                                              67             183             346
Other income, net                                                           467             584             552
                                                                 ---------------------------------------------------
Income before income taxes                                               18,332          12,379          21,853
Income tax provision                                                      6,870           4,858           7,626
                                                                 ---------------------------------------------------
Net income                                                           $   11,462      $    7,521      $   14,227
                                                                 ===================================================
Earnings per share:
   Basic                                                             $     0.93      $     0.60      $     1.12
                                                                 ===================================================
   Diluted                                                           $     0.90      $     0.58      $     1.07
                                                                 ===================================================
Weighted average shares outstanding:
   Basic                                                                 12,340          12,435          12,685
                                                                 ===================================================
   Diluted                                                               12,750          12,923          13,251
                                                                 ===================================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries

    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                                                        Accumulated
                                                                                           Other
                                                Common Stock            Paid-in        Comprehensive       Retained
                                             Shares        Amount       Capital           Income           Earnings         Total
                                         -------------------------------------------------------------------------------------------
                                                                        (in thousands)
Balance at December 31, 2002                   13,031      $  52             $   -        $    -              $ 62,258   $ 62,310
Net income                                          -          -                 -             -                14,227     14,227
Stock options exercised, including tax
   benefits                                        86          -               811             -                     -        811
Stock repurchased and retired                    (597)        (2)             (811)            -                (9,107)    (9,920)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2003                   12,520         50                 -             -                67,378     67,428
Comprehensive income:
Net income                                          -          -                 -             -                 7,521      7,521
Foreign currency translation
   adjustment                                       -          -                 -           247                     -        247
                                                                                                                        ------------
Total comprehensive income                                                                                                  7,768

Stock options exercised, including tax
   benefits                                        95          -               954             -                     -        954
Stock repurchased and retired                    (265)        (1)             (954)            -                (4,024)    (4,979)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2004                   12,350         49                 -           247                70,875     71,171
Comprehensive income:
Net income                                          -          -                 -             -                11,462     11,462

Foreign currency translation
   adjustments                                      -          -                 -           266                     -        266
                                                                                                                        ------------
   Total comprehensive income                                                                                              11,728
Stock options exercised, including tax
   benefits                                       162          1              1507             -                     -      1,508
Stock repurchased and retired                    (278)        (1)            (1507)            -                (3,404)    (4,912)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2005                   12,234      $  49             $   -        $  513              $ 78,933   $ 79,495
                                         ===========================================================================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries

                      Consolidated Statements of Cash Flows
                                                                                Year Ended December 31,
                                                                           2005          2004          2003
                                                                      ------------------------------------------
                                                                                     (in thousands)
Operating Activities
   Net income                                                           $ 11,462      $  7,521      $ 14,227
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                        8,503         5,732         5,435
       Provision for losses on accounts receivable                            68           521           467
       Provision for excess and obsolete inventories, net                      -             -            50
       (Gain)/Loss on disposition of assets                                  130             4           (28)
       Deferred income taxes                                              (1,696)          434         1,957
       Changes in assets and liabilities, net of effects of
         acquisition:
         Accounts receivable                                              (5,366)       (4,002)         (714)
         Inventories                                                      (2,840)         (698)       (5,423)
         Prepaid expenses and other                                         (563)        2,175        (2,054)
         Accounts payable                                                 (1,269)        1,329         3,135
         Accrued liabilities                                               3,537         3,143          (583)
                                                                      ------------------------------------------
Net cash provided by operating activities                                 11,966        16,159        16,469
                                                                      ------------------------------------------

Investing Activities
Cash paid for acquisition                                                      -        (1,778)            -
Proceeds from sale of property, plant and equipment                           30            13            74
Proceeds from matured certificate of deposit                               3,000        10,000             -
Investment in certificate of deposit                                      (1,000)       (3,000)            -
Notes receivable, long-term                                                  (75)            -             -
Capital expenditures                                                     (10,144)      (16,976)       (7,700)
                                                                      ------------------------------------------
Net cash used in investing activities                                     (8,189)      (11,741)       (7,626)
                                                                      ------------------------------------------

Financing Activities
Borrowings under revolving credit agreement                               21,143        45,471        33,742
Payments under revolving credit agreement                                (21,143)      (50,827)      (31,952)
Payments on long-term debt                                                  (108)            -             -
Stock options exercised                                                      820           478           402
Repurchase of stock                                                       (4,912)       (4,979)       (9,920)
                                                                      ------------------------------------------
Net cash used in financing activities                                     (4,200)       (9,857)       (7,728)
                                                                      ------------------------------------------
Effects of exchange rate of cash                                             266           247             -
                                                                      ------------------------------------------
Net increase (decrease) in cash                                             (157)       (5,192)        1,115
                                                                      ------------------------------------------
Cash and cash equivalents, beginning of year                                 994         6,186         5,071
                                                                      ------------------------------------------
Cash and cash equivalents, end of year                                  $    837      $    994      $  6,186
                                                                      ==========================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2005

1. Business, Summary of Significant Accounting Policies and Other Financial Data

AAON, Inc. (the Company, a Nevada corporation) is engaged in the manufacture and sale of air conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units and coils, through its wholly-owned subsidiaries, AAON, Inc. (AAON, an Oklahoma corporation), AAON Coil Products, Inc. (ACP, a Texas corporation), and AAON Canada, Inc., d/b/a Air Wise (AAON Canada, an Ontario corporation). AAON Properties Inc., (an Ontario corporation) is the lessor of property in Burlington, Ontario, Canada, to AAON Canada. The consolidated financial statements include the accounts of the Company and its subsidiaries, AAON, ACP, AAON Canada and AAON Properties Inc. All significant intercompany accounts and transactions have been eliminated.

Currency
--------
Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translations. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes.

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

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Medical Insurance - A provision is made for medical costs associated with the Company's Medical Employee Benefit Plan, which is primarily a self-funded Plan. A provision is made for estimated medical costs based on historical claims paid and any known potential of significant future claims. The plan is supplemented by employee contributions and an excess policy for claims over $100,000 per claim.

Actual results could differ from those estimates.

Revenue Recognition
-------------------
The Company recognizes revenues from sales of products at the time of shipment. For sales initiated by independent manufacturer representatives, the Company recognizes revenues net of the representatives' commission.

Acquisition
-----------
On May 4, 2004, the Company (through AAON Canada, Inc.) acquired certain assets and assumed certain liabilities of Air Wise Inc. of Mississauga, Ontario, Canada for a total cost of $1,778,000. Air Wise is engaged in the engineering, manufacturing, and sale of custom air-handling units, make-up air units and packaged rooftop units for commercial and industrial buildings. The acquisition complemented and expanded the products the Company manufactures and adds significant additional capabilities for future growth. The purchase was paid for by cash flow generated from operations. Subsequent to May 4, 2004, AAON Canada Inc.'s activity is included in the Company's results of operations for the years ended December 31, 2005 and 2004.

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

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Concentrations
--------------
The Company's customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for less than 4% of revenues in 2005. At December 31, 2005 and 2004, the two customers having the highest account balances represented approximately 1% and 5% respectively, of total accounts receivable.

Sales to customers representing 10% or greater of total sales consist of the following:
                                              Year Ended December 31,
                                            2005        2004        2003
                                       ---------------------------------------

    Wal-Mart Stores, Inc.                      *         14%         18%

    *Less than 10%


Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

Accounts Receivable
-------------------
The Company grants credit to its customers and performs ongoing credit evaluations. The Company generally does not require collateral or charge interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions and the age of the receivable. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Accounts receivable and the related allowance for doubtful accounts are as follows:
                                                         December 31,
                                                    2005              2004
                                              ---------------------------------
                                                        (in thousands)

Accounts receivable                             $   33,172        $   27,838
Less: allowance for doubtful accounts                 (685)             (717)
                                              ---------------------------------
Total, net                                      $   32,487        $   27,121
                                              =================================

                                                                 Year Ended December 31,
                                                          2005           2004              2003
                                                   -------------------------------------------------
                                                                    (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                        $   717        $ 1,145           $   860
   Provision for losses on accounts receivable              68            521               467
   Accounts receivable written off, net of
     recoveries                                           (100)          (949)             (182)
                                                   -------------------------------------------------
   Balance, end of period                              $   685        $   717           $ 1,145
                                                   =================================================

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Inventories
-----------
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. Inventory balances at December 31, 2005 and 2004, and the related changes in the allowance for excess and obsolete inventories account for the three years ended December 31, 2005,are as follows:

                                                         December 31,
                                                    2005             2004
                                              --------------------------------
                                                      (in thousands)

Raw materials                                   $ 18,256         $ 16,397
Work in process                                    1,981            2,305
Finished goods                                     3,821            3,216
                                              --------------------------------
                                                  24,058           21,918
Less:  allowance for excess and
       obsolete inventories                         (350)          (1,050)
                                              --------------------------------
Total, net                                      $ 23,708         $ 20,868
                                              ================================

                                                                  Year Ended December 31,
                                                          2005              2004             2003
                                                     -----------------------------------------------
                                                                       (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                          $ 1,050           $ 1,050          $ 1,000
   Provision for excess and obsolete inventories               -               425              250
   Adjustments to reserve                                   (700)             (425)            (200)
                                                     -----------------------------------------------
   Balance, end of period                                $   350           $ 1,050          $ 1,050
                                                     ===============================================

At December 31, 2005, the Company had prepaid $776,000 for copper, at 2005 pricing, for 2006 material requirements. This amount is included as prepaid expenses and other in the Company's Consolidated Balance Sheet at December 31, 2005.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are stated at cost. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense as incurred; major additions to physical properties are capitalized. Property, plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

                                                          Years
                                                     ---------------
Buildings                                                 10-30
Machinery and equipment                                    3-15
Furniture and fixtures                                      2-5

At December 31, property, plant and equipment were comprised of the following:

                                                  2005            2004
                                             -------------------------------
                                                     (in thousands)

Land                                             $  2,193        $  2,082
Buildings                                          28,953          26,805
Machinery and equipment                            58,983          52,540
Furniture and fixtures                              5,514           4,819
                                             -------------------------------
                                                   95,643          86,246
Less:  accumulated depreciation                   (45,062)        (37,017)
                                             -------------------------------
Total, net                                       $ 50,581        $ 49,229
                                             ===============================

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, management's estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Management determined no impairment was required during 2005 and 2004.

Commitments and Contractual Agreements
--------------------------------------
The Company is a party to several short-term, cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.

The Company has cancelable commitments to purchase machinery and equipment at a cost of $11.2 million.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Accrued Liabilities
-------------------
At December 31, accrued liabilities were comprised of the following:

                                                    2005              2004
                                               -------------------------------
                                                       (in thousands)

Warranty                                         $  6,282          $  6,301
Commissions                                         8,037             5,921
Payroll                                             1,215             1,115
Income taxes                                          623               309
Workers' compensation                                 555               457
Medical self-insurance                                664               933
Other                                                 451                33
                                               -------------------------------
Total                                            $ 17,827          $ 15,069
                                               ===============================

Warranties
----------
A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues. Warranty expense was $3.6 million, $3.8 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Changes in the Company's warranty accrual during the years ended December 31, 2005, 2004 and 2003 are as follows:

                                             2005            2004            2003
                                        ----------------------------------------------
                                                        (in thousands)
Balance, beginning of the year            $  6,301        $  6,020        $  7,220
Warranties accrued during the year           3,622           3,774           3,160
Warranties settled during the year          (3,641)         (3,493)         (4,360)
                                        ----------------------------------------------
                                          $  6,282        $  6,301        $  6,020
                                        ==============================================

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Earnings Per Share
------------------
Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined based on the assumed exercise of dilutive options, as determined by applying the treasury stock method. For the years ended December 31, 2005, 2004 and 2003, 115,250, 72,250 and 41,250
options, respectively, were anti-dilutive. The weighted average exercise price of the anti-dilutive options was $18.85 at December 31, 2005, $19.40 at December 31, 2004 and $19.27 for December 31, 2003. The computation of basic and diluted earnings per share ("EPS") is as follows:

                                              Year Ended December 31, 2005
                                              ----------------------------
                                          (in thousands, except per share data)

                                                        Weighted
                                         Net             Average          Per-Share
                                       Income            Shares            Amount
                                    --------------------------------------------------
Basic EPS                             $  11,462           12,340            $0.93
Effect of dilutive securities                 -              410                -
                                    --------------------------------------------------
Diluted EPS                           $  11,462           12,750            $0.90
                                    ==================================================

                                              Year Ended December 31, 2004
                                              ----------------------------
                                          (in thousands, except per share data)

                                                        Weighted
                                         Net             Average          Per-Share
                                       Income            Shares            Amount
                                    --------------------------------------------------
Basic EPS                             $   7,521           12,435            $0.60
Effect of dilutive securities                 -              488                -
                                    --------------------------------------------------
Diluted EPS                           $   7,521           12,923            $0.58
                                    ==================================================

                                              Year Ended December 31, 2003
                                              ----------------------------
                                          (in thousands, except per share data)

                                                        Weighted
                                         Net             Average          Per-Share
                                       Income            Shares            Amount
                                    --------------------------------------------------
Basic EPS                             $  14,227           12,685            $1.12
Effect of dilutive securities                 -              566                -
                                    --------------------------------------------------
Diluted EPS                           $  14,227           13,251            $1.07
                                    ==================================================

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Stock Compensation
------------------
The Company maintains a stock option plan for key employees, directors and consultants, which is described more fully in Note 7. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan qualify for "fixed" plan accounting and had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

                                                                        Year Ended December 31,
                                                               2005              2004              2003
                                                          ----------------------------------------------------
                                                                 (in thousands except per share data)
Net income, as reported                                      $  11,462        $   7,521          $  14,227
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects                                     (438)            (298)              (611)
                                                          ----------------------------------------------------
Pro forma net income                                         $  11,024        $   7,223          $  13,616
                                                          ====================================================

Earnings per share:
   Basic, as reported                                        $    0.93        $    0.60          $    1.12
                                                          ====================================================
   Basic, pro forma                                          $    0.89        $    0.58          $    1.07
                                                          ====================================================

   Diluted, as reported                                      $    0.90        $    0.58          $    1.07
                                                          ====================================================
   Diluted, pro forma                                        $    0.86        $    0.56          $    1.03
                                                          ====================================================

Advertising
-----------
Advertising costs are expensed as incurred. Advertising expense was $506,000, $615,000 and $781,000 for the years ending December 31, 2005, 2004 and 2003, respectively.

Research and Development
------------------------
Research and development costs are expensed as incurred. Research and development expense was $1,681,000, $1,072,000 and $837,000 for the years ending December 31, 2005, 2004 and 2003, respectively.

Shipping and Handling
---------------------
The Company incurs shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

New Accounting Pronouncements
-----------------------------
FASB (Financial Accounting Standards Board) Statement 123 (R) replaces FASB Statement No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period. The Statement applies to all awards granted and any unvested awards at December 31, 2005. SFAS 123 (R) will be effective for the Company for interim reporting beginning after December 31, 2005. The Company is considering which valuation model it will adopt and, therefore, has not determined the impact future grants will have on the financial statements. Existing grants will result in compensation expenses being recorded similar in nature to the amounts disclosed in the pro forma information in footnote 1.

FASB Statement 151, "Inventory Costs", replaces "Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing". The Statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs should be based on normal capacity of the production facilities. The Statement is effective January 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its Consolidated Financial Statements.

Segments
--------
The Company operates under one reportable segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Reclassifications
-----------------
Income Statement reclassifications were made for years ended December 31, 2004 and 2003, to conform to the 2005 presentation. The reclassifications had no affect on Net Income.


2. Supplemental Cash Flow Information

Interest payments of $16,000, $38,000 and $21,000 were made during the years ending December 31, 2005, 2004 and 2003, respectively. Payments for income taxes of $7,189,000, $3,977,000 and $6,750,000 were made during the years ending December 31, 2005, 2004 and 2003, respectively.


3. Certificate of Deposit

At December 31, 2005, the Company had invested $1 million in a 30-day certificate of deposit that bears interest at 4% per annum. On June 12, 2004, the Company had a $10 million certificate of deposit that matured bearing interest at 3.25% per annum. Proceeds of $7 million were used for cash flow purposes and a reinvestment of $3 million, and various amounts throughout the remainder of the year, were invested in 30-day certificate of deposits. At December 31, 2004, the Company had invested $3 million in a 30-day certificate of deposit bearing interest at 1.9% annum.


4. Revolving Credit Facility

The Company has a $15,150,000 unsecured bank line of credit that matures July 30, 2006. The line of credit requires that the Company maintain certain financial ratios and prohibits the declaration or payments of dividends. At December 31, 2005, the Company was in compliance with its financial ratio covenants. On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 12, 2006, the record date, payable on July 3, 2006. The restriction of payments of dividends has been waived by the lender. Borrowings under the credit facility bear interest at prime rate less 0.5% or at LIBOR plus 1.60%. At December 31, 2005, the Company had no borrowings under the revolving credit facility. Borrowings available under the revolving credit facility at December 31, 2005 and 2004 were $14.6 million. In addition, the Company had a $600,000 bank Letter of Credit at December 31, 2005 and 2004, and the December 31, 2005, bank letter of credit will expire December 31, 2006. The Company plans to renew its revolving credit agreement in July 2006.

5. Debt

Long-term debt at December 31, 2005, consisted of notes payable totaling $59,000 due in 2007, net of $108,000 current liability, which were due in monthly installments of $9,004, with an interest rate of 3.53%, related to a computer capital lease.


6. Income Taxes

The Company follows the liability method of accounting for income taxes, which provides that deferred tax liabilities and assets are based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:

                                                                 Year Ending December 31,
                                                             2005           2004          2003
                                                         ------------------------------------------
                                                                      (in thousands)
         Current                                          $  8,566       $  4,424      $  5,669
         Deferred                                           (1,696)           434         1,957
                                                         ------------------------------------------
                                                          $  6,870       $  4,858      $  7,626
                                                         ==========================================

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                 Year Ending December 31,
                                                             2005           2004          2003
                                                         ------------------------------------------
         Federal statutory rate                                35%            35%           35%
         State income taxes, net of federal benefit             4%             5%            4%
         Other                                                 (2%)           (1%)          (4%)
                                                         ------------------------------------------
                                                               37%            39%           35%
                                                         ==========================================

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 is as follows:

                                                             2005         2004        2003
                                                          -------------------------------------
                                                                     (in thousands)
       Deferred current tax assets and liabilities
       relating to:
         Valuation reserves                                $    391     $    670    $    900
         Warranty accrual                                     2,284        2,283       2,342
         Depreciation                                             3            -           -
         Other accruals                                       1,170          553         253
         Other, net                                              29           31          37
                                                          -------------------------------------
                                                           $  3,877     $  3,537    $  3,532
                                                          =====================================

       Deferred long-term tax assets and liabilities
       relating to:
         Depreciation and amortization                     $  5,030     $  5,830    $  5,391
         NOL                                                   (695)
         Other, net                                             139            -           -
                                                          -------------------------------------
                                                           $  4,474     $  5,830    $  5,391
                                                          =====================================

The NOL Deferred Tax Asset relates to AAON Canada and expires in ten years.

7. Benefit Plans

The Company's stock option plan provided for 2,925,000 shares of common stock to be issued under the plan. Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant. Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter. Options granted to directors on or after May 25, 2004, vest one-third each after 1-3 years. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10. At December 31, 2005, 180,661 shares were available for future option grants. For the years ended December 31, 2005 and 2004, the Company reduced its income tax payable by $750,000 and $476,000, respectively, as a result of nonqualified stock options exercised under the Company's stock option plan. The number and exercise price of options granted were as follows:
                                                                  Weighted
                                                                  Average
                                                 Number         Exercise Price
                                                Of Shares         Per Share
                                            ------------------------------------
Outstanding at December 31, 2002                1,277,543           $ 5.33
  Granted                                          56,250            13.53
  Exercised                                       (85,818)            4.69
  Cancelled                                       (20,645)            8.71
                                            ------------------------------------
Outstanding at December 31, 2003                1,227,330           $ 5.70
  Granted                                          31,000            19.58
  Exercised                                       (94,950)            4.99
  Cancelled                                        (3,600)            5.78
                                            ------------------------------------
Outstanding at December 31, 2004                1,159,780           $ 6.13
  Granted                                         133,000            16.63
  Exercised                                      (162,400)            5.05
  Cancelled                                       (16,700)            8.37
                                            ------------------------------------
Outstanding at December 31, 2005                1,113,680           $ 7.51
                                            ====================================

The weighted-average grant date fair value for options granted during 2005, 2004, and 2003 was $7.72, $9.84 and $6.47, respectively.

The following is a summary of stock options outstanding as of December 31, 2005:

                                      Options Outstanding                           Options Exercisable
                       --------------------------------------------------    ---------------------------------
                            Number                          Weighted                               Weighted
                        Outstanding at     Weighted          Average                Number          Average
      Range of           December 31,      Average          Remaining           Exercisable at     Exercise
   Exercise Prices           2005       Exercise Price   Contractual Life     December 31, 2005      Price
---------------------------------------------------------------------------------------------------------------
    2.28 - 3.39            403,375        $  3.00              1.18               403,375           $  3.00
    4.00 - 5.78            350,305           5.07              3.30               350,305              5.07
    8.44 - 12.36            96,750           9.55              5.25                79,650              9.56
   13.40 - 16.94           148,000          15.47              8.21                32,400             14.18
   17.10 - 20.40           115,250          18.74              7.90                50,530             19.33
                       ----------------------------------------------------------------------------------------
        Total            1,113,680        $  7.51                                 916,260           $  5.66
                       ========================================================================================

For purposes of the stock compensation information presented in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            2005          2004         2003
                                      ---------------------------------------
    Expected dividend yield                    0%            0%           0%
    Expected volatility                    32.15%        36.70%       37.80%
    Risk-free interest rate                 4.39%         4.24%        3.73%
    Expected life                           8 yrs         8 yrs        8 yrs

The Company sponsors a defined contribution benefit plan. Employees may make contributions at a minimum of 1% and a maximum of 50% of compensation. The Company may, on a discretionary basis, contribute a Company matching contribution of 100% of the salary deferral up to 3%. After January 1, 2006, the Company matching increased to 50% of the salary deferral up to the first 7% of compensation. In addition, effective May 30, 2005, the Plan was amended to provide for automatic enrollment in the Plan and provided for an automatic increase to the deferral percent at January 1st of each year and each year thereafter, unless the employee elects to decline the automatic increase. Beginning with pay periods after May 30, 2005, the one year enrollment waiting period was waived. The Company made matching contributions of $700,000, $546,000 and $585,000 in 2005, 2004 and 2003, respectively.

The Company maintains a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis. Profit sharing expense was $2,075,000, $1,408,000 and $2,428,000 for the years ended December 31, 2005, 2004 and 2003, respectively.


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


10. Subsequent Events

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding common stock of the Company as of the close of business on June 12, 2006, the record date, payable on July 3, 2006. As of December 31, 2005, the Company's revolving credit facility prohibited payment of dividends. The restriction has since been waived.

The Board also approved the suspension of the Company's current stock repurchase program (for 1,325,000 shares), on which a balance of 67,136 shares remains to be bought.

11. Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2005 and 2004:

                                                                     Quarter Ended
                                         March 31         June 30          September 30           December 31
                                       ---------------------------------------------------------------------------
                                                         (in thousands, except per share data)
2005
Net sales                                $ 42,780        $ 45,394            $ 48,136              $ 48,885
Gross profit                               10,050           8,372               8,643                 8,226
Net income                                  3,287           3,125               2,766                 2,284
Earnings per share:
   Basic                                     0.27            0.25                0.22                  0.19
   Diluted                                   0.26            0.24                0.22                  0.18

                                                                     Quarter Ended
                                         March 31         June 30          September 30           December 31
                                       ---------------------------------------------------------------------------
                                                         (in thousands, except per share data)
2004
Net sales                                $ 37,200        $ 42,662            $ 47,387              $ 44,636
Gross profit                                7,593           6,161               5,962                 7,148
Net income                                  2,337           1,571               1,527                 2,086
Earnings per share:
   Basic                                     0.19            0.13                0.12                  0.17
   Diluted                                   0.18            0.12                0.12                  0.16