Form 10-Q
period 2006-03-31
AAON INC
filed 2006-05-10
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2006
                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________.

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

         Yes   |X|          No   |_|


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes   |_|          No   |X|


As of May 1, 2006, registrant had outstanding a total of 12,305,883 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                  March 31,       December 31,
                                                                    2006              2005
                                                         --------------------------------------
                                                          (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                       $  3,466           $    837
   Certificate of deposit                                                 -              1,000
   Accounts receivable, net                                          34,265             32,487
   Inventories, net                                                  23,458             23,708
   Prepaid expenses                                                   1,202              1,041
   Deferred tax asset                                                 4,003              3,877
                                                         --------------------------------------
Total current assets                                                 66,394             62,950

   Property, plant and equipment, net                                54,419             50,581
   Notes receivable, long-term                                           75                 75
                                                         --------------------------------------
Total assets                                                       $120,888           $113,606
                                                         ======================================

Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt                            $    108           $    108
   Accounts payable                                                  12,836             11,643
   Accrued liabilities                                               19,909             17,827
                                                         --------------------------------------
Total current liabilities                                          $ 32,853           $ 29,578

Long-term debt, less current maturities                                  32                 59

Deferred tax liability                                                4,205              4,474

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000
      shares authorized, no shares issued                                 -                  -
   Common stock, $.004 par value, 50,000,000 shares
      authorized, 12,303,779 and 12,233,558 issued and
      outstanding at March 31, 2006, and December 31, 2005,
      respectively                                                       49                 49
   Additional paid in capital                                           547                  -
   Accumulated other comprehensive  income, net of tax                  526                513
   Retained earnings                                                 82,676             78,933
                                                         --------------------------------------
Total stockholders' equity                                           83,798             79,495
                                                         --------------------------------------
Total liabilities and stockholders' equity                         $120,888           $113,606
                                                         ======================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                                             Three Months Ended
                                                                       Mar. 31,              Mar. 31,
                                                                         2006                  2005
                                                             ------------------------------------------------
                                                              (in thousands, except share and per share data)
Net sales                                                              $ 53,620              $ 42,780

Cost of sales                                                            43,236                32,730
                                                                  ----------------      ----------------
     Gross profit                                                        10,384                10,050

Selling, general and
    administrative expenses                                               4,565                 4,763
                                                                  ----------------      ----------------
     Income from operations                                               5,819                 5,287

Interest expense                                                            (12)                   (2)

Interest income                                                               9                    78

Other income (expense), net                                                 126                    72
                                                                  ----------------      ----------------
Income before income taxes                                                5,942                 5,435

Income tax provision                                                      2,199                 2,148
                                                                  ----------------      ----------------
     Net income                                                        $  3,743              $  3,287
                                                                  ================      ================
Earnings Per Share:
   Basic                                                               $   0.30              $   0.27
                                                                  ================      ================
   Diluted                                                             $   0.30              $   0.26
                                                                  ================      ================
Weighted Average Shares Outstanding:
   Basic                                                                 12,277                12,387
                                                                  ================      ================
   Diluted                                                               12,634                12,795
                                                                  ================      ================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings      Total
                                       --------------------------------------------------------------------------------------
                                                                           (in thousands)
                                       --------------------------------------------------------------------------------------
Balance at December 31, 2005               12,234        $   49      $     -         $   513         $ 78,933    $ 79,495
Comprehensive income:
   Net income                                   -             -            -               -            3,743       3,743
   Foreign currency translation
     adjustment                                 -             -            -              13                -          13
                                                                                                               --------------
   Total comprehensive income                                                                                       3,756
Stock options exercised, including tax
  benefits                                    107             -        1,165               -                -       1,165
Share based compensation                        -             -          129               -                -         129
Stock repurchased and retired                 (37)            -         (747)              -                -        (747)
                                       --------------------------------------------------------------------------------------
Balance at March 31, 2006                  12,304        $   49      $   547         $   526         $ 82,676    $ 83,798
                                       ======================================================================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                           Three Months              Three Months
                                                                               Ended                     Ended
                                                                           Mar. 31, 2006             Mar. 31, 2005
                                                                       -----------------------------------------------
                                                                                       (in thousands)
OPERATING ACTIVITIES
     Net income                                                              $     3,743               $     3,287
       Adjustments to reconcile net income to net cash
          provided by operating activities:
         Depreciation                                                              2,206                     1,883
         Provision for losses on accounts receivable                                  57                        39
         Share-based compensation                                                    129                         -
         Excess tax benefits from stock options exercised                           (612)                        -
         Deferred income taxes                                                      (395)                     (200)
         Changes in assets and liabilities:
                Accounts receivable                                               (1,835)                   (1,616)
                Inventories                                                          250                    (2,628)
                Prepaid expenses                                                    (161)                     (105)
                Accounts payable                                                   1,193                    (1,864)
                Accrued liabilities                                                2,695                     2,832
                                                                       -----------------------------------------------
     Net cash provided by operating activities                                     7,270                     1,628

INVESTING ACTIVITIES
     Proceeds from matured certificate of deposit                                  1,500                     3,000
     Investment in certificate of deposit                                           (500)                   (3,000)
     Notes receivable, long-term                                                       -                       (75)
     Capital expenditures                                                         (6,044)                   (3,262)
                                                                       -----------------------------------------------
     Net cash used in investing activities                                        (5,044)                   (3,337)

FINANCING ACTIVITIES
     Borrowings under revolving credit facility                                    8,939                     5,304
     Payments under revolving credit facility                                     (8,939)                   (3,957)
     Payments of long-term debt                                                      (27)                      (27)
     Stock options exercised                                                         552                       242
     Excess tax benefits from stock options exercised                                612                         -
     Repurchase of stock                                                            (747)                     (465)
                                                                       -----------------------------------------------
     Net cash provided by financing activities                                       390                     1,097
                                                                       -----------------------------------------------

Effect of exchange rate on cash                                                       13                       (12)
                                                                       -----------------------------------------------
Net increase (decrease) in cash and cash equivalents                               2,629                      (624)
                                                                       -----------------------------------------------
Cash and cash equivalents, beginning of period                                       837                       994
                                                                       -----------------------------------------------
Cash and cash equivalents, end of period                                     $     3,466               $       370
                                                                       ===============================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 March 31, 2006
                                   (unaudited)

1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2005, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

New Accounting Pronouncements

FASB (Financial Accounting Standards Board) Statement 123 (R) replaces FASB Statement No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award. The Statement applies to all awards granted and any unvested awards at December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition method of Statement of Financial Accounting Standards No. 123(R) Accounting for Stock Based Compensation (SFAS 123R), using the modified-prospective-transition method.

FASB Statement 151, Inventory Costs, replaces Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. The Statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs should be based on normal capacity of the production facilities. The Statement is effective January 1, 2006. The adoption of this statement did not have a material impact on the Company's Consolidated Financial Statements.


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

Prior to January 1, 2006, the Company accounted for its nonqualified stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, no stock-based employee compensation cost was reflected in net income, as all options granted under the plan qualified for "fixed" plan accounting and had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). No stock based compensation cost was recognized in the Consolidated Statements of Income for the three months ended March 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition method of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first three months of 2006 includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, and compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant date fair value calculated using a Black-Scholes-Merton Option Pricing Model in accordance with provisions of Statement 123(R).

For the three months ended March 31, 2006, the Company recognized approximately $129,000 in pre-tax compensation expense in the Consolidated Statement of Income related to the stock option plan. The total pre-tax compensation cost related to nonvested stock options not yet recognized as of March 31, 2006, is $1.2 million and is expected to be recognized over a weighted-average period of 2.4 years.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

                                                                    Three Months Ended
                                                                      March 31, 2005
                                                                   -------------------
                                                          (in thousands, except per share data)
Net income as reported                                                         $3,287

Deduct compensation expense determined under fair
value method for all awards, net of related tax effects                           (83)
                                                                   -------------------
Pro forma net income                                                           $3,204
                                                                   ===================
Earnings per share:
     Basic, as reported                                                        $ 0.27
                                                                   ===================
     Basic, pro forma                                                          $ 0.26
                                                                   ===================

     Diluted, as reported                                                      $ 0.26
                                                                   ===================
     Diluted, pro forma                                                        $ 0.25
                                                                   ===================

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted for the three months ended March 31, 2006 and for pro forma disclosure purposes for the three months ended March 31, 2005:

                                                      Three Months Ended
                                                   March 31,      March 31,
                                                     2006           2005
                                                 ------------- --------------
         Expected dividend yield                           0%             0%
         Expected volatility                           32.32%         33.81%
         Risk-free interest rate                        4.86%          4.50%
         Expected life                                  8 yrs          8 yrs

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                            March 31,                 December 31,
                                                                              2006                        2005
                                                                      -------------------------------------------------
                                                                                       (in thousands)
Accounts receivable                                                        $  34,840                   $  33,172
Less: allowance for doubtful accounts                                           (575)                       (685)
                                                                      ---------------------       ---------------------
Total, net                                                                 $  34,265                   $  32,487
                                                                      =====================       =====================

                                                                                     Three Months Ended
                                                                            March 31,                   March 31,
                                                                              2006                        2005
                                                                      -------------------------------------------------
                                                                                       (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                                            $     685                   $     717
   Provision for losses on accounts receivable                                    57                          39
   Accounts receivable written off, net of recoveries                           (167)                         (1)
                                                                      ---------------------       ---------------------
   Balance, end of period                                                  $     575                   $     755
                                                                      =====================       =====================

5.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At March 31, 2006, and December 31, 2005, inventory balances and the related changes in the allowance for excess and obsolete inventories account are as follows:

                                                               March 31,                 December 31,
                                                                 2006                        2005
                                                         -------------------------------------------------
                                                                          (in thousands)
Raw materials                                                 $  18,424                   $  18,256
Work in process                                                   2,454                       1,981
Finished goods                                                    2,930                       3,821
                                                         ---------------------       ---------------------
                                                                 23,808                      24,058

Less: Inventory reserve                                            (350)                       (350)
                                                         ---------------------       ---------------------
Total, net                                                    $  23,458                   $  23,708
                                                         =====================       =====================

                                                                        Three Months Ended
                                                               March 31,                   March 31,
                                                                 2006                        2005
                                                         -------------------------------------------------
                                                                          (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                               $     350                   $   1,050
   Provision for excess and obsolete inventories                      -                           -
   Adjustments to reserve                                             -                           -
                                                         ---------------------       ---------------------
   Balance, end of period                                     $     350                   $   1,050
                                                         =====================       =====================

At March 31, 2006, the Company had prepaid $908,000 for copper, at 2005 pricing, for 2006 material requirements. This amount is included as prepaid expenses in the Company's Consolidated Balance Sheet at March 31, 2006.


6.   ACCRUED LIABILITIES

At March 31, 2006, and December 31, 2005, accrued liabilities were comprised of the following:

                                                               March 31,                 December 31,
                                                                 2006                        2005
                                                         -------------------------------------------------
                                                                          (in thousands)
    Warranty                                                  $   6,606                   $   6,282
    Commissions                                                   7,779                       8,037
    Payroll                                                       1,245                       1,215
    Income taxes                                                  1,638                         623
    Workers' compensation                                           751                         555
    Medical self-insurance                                          896                         664
    Other                                                           994                         451
                                                         ---------------------       ---------------------
    Total                                                     $  19,909                   $  17,827
                                                         =====================       =====================

7.  WARRANTIES

A provision is made for the estimated cost of warranty obligations at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the Company's warranty liability during the three months ended March 31, 2006, and 2005, are as follows:

                                                                        Three Months Ended
                                                               March 31,                   March 31,
                                                                 2006                        2005
                                                         -------------------------------------------------
                                                                          (in thousands)
Balance, beginning of period                                  $   6,282                   $   6,301
Warranties accrued during the period                                939                       1,111
Warranties settled during the period                               (615)                       (621)
                                                         ---------------------       ---------------------
Balance, end of period                                        $   6,606                   $   6,791
                                                         =====================       =====================


8.  REVOLVING CREDIT FACILITY

The Company's revolving credit facility provides for maximum borrowings of $15.2 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. At March 31, 2006, the Company had no borrowings under the revolving credit facility compared to $1.3 million at March 31, 2005. The Company had no borrowings under the revolving credit facility at December 31, 2005. Borrowings available under the revolving credit facility at March 31, 2006, were $14.6 million. In addition, the Company has a $600,000 letter of credit that expires December 31, 2006. The credit facility requires that the Company maintain a certain financial ratio and prohibits the declaration of cash dividends. On February 14, 2006, the board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 12, 2006, the record date, payable on July 3, 2006. The restriction of payments of dividends has been waived by the lender. At March 31, 2006, the Company was in compliance with its financial ratio covenants.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended
                                                               March 31,                   March 31,
                                                                 2006                        2005
                                                         -------------------------------------------------
                                                        (in thousands, except for share and per share data)
Numerator:

Net income                                                    $   3,743                    $   3,287

Denominator:

Denominator for basic earnings per share -
   Weighted average shares                                   12,277,155                   12,386,840
Effect of dilutive employee stock options                       356,642                      408,285
                                                         ---------------------       ---------------------
Denominator for diluted earnings per share -
   Weighted average shares                                   12,633,797                   12,795,125
                                                         =====================       =====================
Basic earnings per share                                      $     .30                    $    0.27
                                                         =====================       =====================
Diluted earnings per share                                    $     .30                    $    0.26

Anti-dilutive shares                                             79,500                       92,250
                                                         =====================       =====================
Weighted Average Exercise Price                               $   18.45                    $   18.48
                                                         =====================       =====================


10. STOCK REPURCHASE

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its current stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through March 31, 2006, the Company had repurchased a total of 1,257,864 shares under the current program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K Savings and Investment Plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through March 31, 2006, the Company repurchased 132,054 shares for an aggregate price of $2,452,476 or an average price of $18.57 per share.


11. CONTINGENCIES

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

Set forth below is unaudited income statement information with respect to the Company for the periods ended March 31, 2006, and 2005:

                                                             Three Months Ended
                                                       March 31,             March 31,
                                                         2006                  2005
                                                    -------------------------------------
                                                               (in thousands)
Net sales                                               $ 53,620              $ 42,780

Cost of sales                                             43,236                32,730
                                                    ---------------      ----------------
Gross profit                                              10,384                10,050

Selling, general and administrative
   Expenses                                                4,565                 4,763
                                                    ---------------      ----------------
Income from operations                                     5,819                 5,368

Interest expense                                             (12)                   (2)
Interest income                                                9                    78
Other income (expense), net                                  126                    72
                                                    ---------------      ----------------
Income before income taxes                                 5,942                 5,435
Income tax provision                                       2,199                 2,148
                                                    ---------------      ----------------
Net income                                              $  3,743              $  3,287
                                                    ===============      ================

Results of Operations

Net sales increased $10.8 million (25.3%) to $53.6 million from $42.8 million for the three months ended March 31, 2006, compared to the same period in 2005. Increased sales were attributable to an increase in volume of product sold related to an improvement of the commercial and industrial construction industry, the Company's new and redesigned products being favorably received by its customers, and price increases.

Gross margins were 19.4% compared to 23.5% for the three months ended March 31, 2006 and March 31, 2005, respectively. The decrease in gross margins was due primarily to continuing increases in copper prices, an increase in manufacturing expense, and low margin jobs and labor inefficiencies at the Canadian subsidiary which resulted in a pre-tax loss at Canada of $423,000. Gross profit increased $334,000 (3.2%) to $10.4 million from $10.0 million for the three months ended March 31, 2006, compared to the same period in 2005. The increase in gross profits was due primarily to increased volume of product sold and price increases.

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

Selling, general and administrative expenses decreased $117,000 (2.50%) to $4.6 million from $4.8 million for the three months ended March 31, 2006 compared to the same period in 2005, due primarily to a decrease in warranty expense.

The decrease in the income tax provision effective tax rate to 37% from 39.5% was related to the impact of state and foreign taxes.

Financial Condition and Liquidity

Net accounts receivable increased $1.8 million from $32.5 million at December 31, 2005, to $34.3 million at March 31, 2006, due to the increase in sales.

Inventories decreased $250,000 to $23.5 million at March 31, 2006, compared to $23.7 million at December 31, 2005, due to lower inventory levels related to increased sales.

Accounts payable and accrued liabilities increased $3.3 million to $32.7 million at March 31, 2006, compared to $29.5 million at December 31, 2005, due primarily to timing of payments to vendors.

The Company generated $7.3 million and $1.6 million cash from operating activities during the three months ended March 31, 2006, and March 31, 2005, respectively. The increase in 2006 related primarily to an increase in net income and accounts payable and a decrease in inventory. The increase in 2005 related primarily to an increase in net income.

Cash flows used in investing activities were $5.0 million for the three months ended March 31, 2006, and $3.3 million for the three months ended March 31, 2005. Cash flows used in investing activities in 2006 and in 2005 were related primarily to capital expenditures for additions of machinery and equipment. All capital expenditures were financed out of cash generated from operations.

Cash flows provided by financing activities were $394,000 and $1.1 million during the three months ended March 31, 2006, and March 31, 2005, respectively. The cash flows provided by financing activities in 2006 were related primarily to stock options exercised and the related respective excess tax benefits. The cash provided by financing activities in 2005 was related primarily to net borrowings under the revolving credit agreement. The Company's revolving credit facility provides for maximum borrowings of $15.15 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. At March 31, 2006, the Company had no borrowings under the revolving credit facility compared to $1.3 million at March 31, 2005. Borrowings available under the revolving credit facility at March 31, 2006, were $14.6 million. In addition, the Company has a $600,000 letter of credit that expires December 31, 2006. The credit facility requires that the Company maintain a certain financial ratio and prohibits the declaration of cash dividends. On February 14, 2006, the board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 12, 2006, the record date, payable on July 3, 2006. The restriction of payments of dividends has been waived by the lender. At March 31, 2006, the Company was in compliance with its financial ratio covenants.

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for a minimum of the next twelve months. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at March 31, 2006, see Note 8 to the financial statements included in this report.

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

New Accounting Pronouncements

FASB (Financial Accounting Standards Board) Statement 123(R), Accounting for Stock-Based Compensation replaces FASB Statement No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period. The Statement applies to all awards granted and any unvested awards at December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition method of Statement of Financial Accounting Standards No. 123(R) Share-Based Payments (SFAS 123R), using the modified-prospective-transition method.

FASB Statement 151, Inventory Costs, replaces Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. The Statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs should be based on normal capacity of the production facilities. The Statement is effective January 1, 2006. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. The Company had no outstanding balance as of March 31, 2006.

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

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months. However, in 2005 cost increases in basic commodities, such as steel, copper and aluminum, severely impacted profit margins.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of March 31, 2006.

(b)   Management's Quarterly Report on Internal Control over Financial Reporting

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment, we believe that, as of March 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

(c)   Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes from risk factors as previously disclosed in registrant's Form 10-K in response to Item 1A, to Part I of Form 10-K.


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

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K Savings and Investment Plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through March 31, 2006, the Company repurchased 132,054 shares for an aggregate price of $2,452,476 or an average price of $18.57 per share.

Item 5.   Other Information.

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


                                   AAON, INC.



Dated:  May 4, 2006                By:    /s/ Norman H. Asbjornson
                                        ----------------------------------
                                              Norman H. Asbjornson
                                              President/CEO



Dated:  May 4, 2006                By:
                                          /s/ Kathy I. Sheffield
                                        ----------------------------------
                                              Kathy I. Sheffield
                                              Treasurer