Form 10-Q
period 2006-06-30
AAON INC
filed 2006-08-09
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006
                                       or

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

         Yes   |_|          No   |X|

As of August 1, 2006, registrant had outstanding a total of 12,392,608 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                             June 30,         December 31,
                                                               2006               2005
                                                     --------------------------------------
                                                     (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                $      66          $     837
   Certificate of deposit                                       1,000              1,000
   Accounts receivable, net                                    37,637             32,487
   Inventories, net                                            23,895             23,708
   Prepaid expenses                                               383              1,041
   Deferred tax asset                                           3,670              3,877
                                                     --------------------------------------
Total current assets                                           66,651             62,950
   Property, plant and equipment, net                          58,440             50,581
   Notes receivable, long-term                                     75                 75
                                                     --------------------------------------
Total assets                                                $ 125,166          $ 113,606
                                                     ================== ===================

Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                $   2,225          $       -
   Current maturities of long-term debt                           108                108
   Accounts payable                                            16,481             11,643
   Accrued liabilities                                         17,518             17,827
                                                     --------------------------------------
Total current liabilities                                   $  36,332          $  29,578

Long-term debt, less current maturities                             5                 59

Deferred tax liability                                          3,969              4,474

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized, no shares issued                            -                  -
   Common stock, $.004 par value, 50,000,000
     shares authorized, 12,335,891 and 12,233,558
     issued and outstanding at June 30, 2006,
     and December 31, 2005, respectively                           49                 49
   Additional paid in capital                                     622                  -
   Accumulated other comprehensive  income, net of tax            848                513
   Retained earnings                                           83,341             78,933
                                                     --------------------------------------
Total stockholders' equity                                     84,860             79,495
                                                     --------------------------------------
Total liabilities and stockholders' equity                  $ 125,166          $ 113,606
                                                     ======================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                    Three Months Ended                             Six Months Ended
                                           June 30, 2006          June 30, 2005           June 30, 2006         June 30, 2005
                                          -------------------------------------------------------------------------------------
                                                            (in thousands, except share and per share data)
Net sales                                     $  59,137              $  45,394               $ 112,757             $  88,174

Cost of sales                                    49,018                 37,022                  92,254                69,752
                                          ----------------       ----------------        ----------------      ----------------
      Gross profit                               10,119                  8,372                  20,503                18,422

Selling, general and
    administrative expenses                       4,853                  3,810                   9,418                 8,573
                                          ----------------       ----------------        ----------------      ----------------
     Income from operations                       5,266                  4,562                  11,085                 9,849

Interest expense                                    (10)                    (4)                    (22)                   (6)

Interest income                                      15                     11                      24                    25

Other income                                        138                     54                     264                   190
                                          ----------------       ----------------        ----------------      ----------------
Income before income taxes                        5,409                  4,623                  11,351                10,058

Income tax provision                              1,954                  1,498                   4,153                 3,646
                                          ----------------       ----------------        ----------------      ----------------
     Net income                               $   3,455              $   3,125               $   7,198             $   6,412
                                          ================       ================        ================      ================
Earnings per share:
   Basic                                      $    0.28              $    0.25               $    0.59             $    0.52
                                          ================       ================        ================      ================
   Diluted                                    $    0.27              $    0.24               $    0.57             $    0.50
                                          ================       ================        ================      ================
Weighted average shares outstanding:
   Basic                                     12,315,485             12,360,071              12,296,426            12,373,381
                                          ================       ================        ================      ================
   Diluted                                   12,666,393             12,786,294              12,650,201            12,790,635
                                          ================       ================        ================      ================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings      Total
                                       --------------------------------------------------------------------------------------
                                                                           (in thousands)
                                       --------------------------------------------------------------------------------------
Balance at December 31, 2005               12,234        $   49      $     -         $   513         $ 78,933    $ 79,495
Comprehensive income:
   Net income                                   -             -            -               -            7,198       7,198
   Foreign currency translation
     adjustment                                 -             -            -             335                -         335
                                                                                                               --------------
   Total comprehensive income                                                                                       7,533
Stock options exercised, including tax
  benefits                                    195             -        2,272               -                -       2,272
Share based compensation                        -             -          236               -                -         236
Stock repurchased and retired                 (93)            -       (1,886)              -             (312)     (2,198)
Dividend payment                                -             -            -               -           (2,478)     (2,478)
                                       --------------------------------------------------------------------------------------
Balance at June 30, 2006                   12,336        $   49      $   622         $   848         $ 83,341    $ 84,860
                                       ======================================================================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                            Six Months                Six Months
                                                                               Ended                     Ended
                                                                           June 30, 2006             June 30, 2005
                                                                       -----------------------------------------------
                                                                                       (in thousands)
OPERATING ACTIVITIES
     Net income                                                                $   7,198                 $   6,412
       Adjustments to reconcile net income to net cash
          provided by operating activities:
         Depreciation                                                              4,478                     4,019
         Provision for losses on accounts receivable                                 375                       149
         Loss on disposition of assets                                                 -                        28
         Share-based compensation                                                    236                         -
         Excess tax benefits from stock options exercised                         (1,270)                        -
         Deferred income taxes                                                      (298)                   (1,108)
         Changes in assets and liabilities:
                Accounts receivable                                               (5,525)                     (759)
                Inventories                                                         (187)                   (2,342)
                Prepaid expenses                                                     658                       247
                Accounts payable                                                   4,838                    (1,103)
                Accrued liabilities                                                  961                       539
                                                                       -----------------------------------------------
     Net cash provided by operating activities                                    11,464                     6,082

INVESTING ACTIVITIES
     Proceeds from matured certificate of deposit                                  2,000                     3,000
     Investment in certificate of deposit                                         (2,000)                   (2,500)
     Notes receivable, long-term                                                       -                       (75)
     Capital expenditures                                                        (12,337)                   (5,471)
                                                                       -----------------------------------------------
     Net cash used in investing activities                                       (12,337)                   (5,046)

FINANCING ACTIVITIES
     Borrowings under revolving credit facility                                   22,810                    10,971
     Payments under revolving credit facility                                    (20,585)                  (10,713)
     Payments of long-term debt                                                      (54)                      (51)
     Stock options exercised                                                       1,002                       491
     Excess tax benefits from stock options exercised                              1,270                         -
     Repurchase of stock                                                          (2,199)                   (2,401)
     Cash dividends paid to stockholders                                          (2,478)                        -
                                                                       -----------------------------------------------
     Net cash used in financing activities                                          (234)                   (1,703)
                                                                       -----------------------------------------------

Effect of exchange rate on cash                                                      336                       (91)
                                                                       -----------------------------------------------
Net decrease in cash and cash equivalents                                           (771)                     (758)
                                                                       -----------------------------------------------
Cash and cash equivalents, beginning of year                                         837                       994
                                                                       -----------------------------------------------
Cash and cash equivalents, end of period                                       $      66                 $     236
                                                                       ===============================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  June 30, 2006
                                   (unaudited)

1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2005, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

New Accounting Pronouncements

FASB (Financial Accounting Standards Board) Statement 123(R) replaces FASB Statement No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award. The Statement applies to all awards granted and any unvested awards at December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition method of Statement of Financial Accounting Standards No. 123(R) Accounting for Stock Based Compensation (SFAS 123R), using the modified-prospective-transition method.

FASB Statement 151, Inventory Costs, replaces Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. The Statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs should be based on normal capacity of the production facilities. The Statement was effective January 1, 2006. The adoption of this statement did not have a material impact on the Company's Consolidated Financial Statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is "more likely than not" of being sustained on an audit basis solely on the technical merits of the position. FIN 48 also requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on the Company's Consolidated Financial Statements.

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

Prior to January 1, 2006, the Company accounted for its nonqualified stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, no stock-based employee compensation cost was reflected in net income, as all options granted under the plan qualified for "fixed" plan accounting and had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). No stock based compensation cost was recognized in the Consolidated Statements of Income for the six months ended June 30, 2005. Effective January 1, 2006, the Company adopted the fair value recognition method of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first six months of 2006 includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, and compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant date fair value calculated using a Black-Scholes-Merton Option Pricing Model in accordance with provisions of Statement 123(R).

For the three month period and the six month period ended June 30, 2006, the Company recognized approximately $107,000 and $233,000, respectively, in pre-tax compensation expense in the Consolidated Statement of Income related to the stock option plan. The total pre-tax compensation cost related to nonvested stock options not yet recognized as of June 30, 2006, is $1.7 million and is expected to be recognized over a weighted-average period of 2.7 years.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

                                                         Three Months Ended                    Six Months Ended
                                                     June 30,          June 30,           June 30,          June 30,
                                                       2006              2005               2006              2005
                                                 ---------------------------------------------------------------------
                                                                  (in thousands, except share data)
Net income as reported                               $3,455            $3,125             $7,198            $6,412

Deduct additional compensation expense
determined under fair value method for all
awards, net of related tax effects                        -              (105)                 -              (188)
                                                 --------------    --------------     --------------    --------------
Pro forma net income                                 $3,455            $3,020             $7,198            $6,224
                                                 ==============    ==============     ==============    ==============

Earnings per share:

     Basic, as reported                              $ 0.28            $ 0.25             $ 0.59            $ 0.52
                                                 ==============    ==============     ==============    ==============
     Basic, pro forma                                $ 0.28            $ 0.24             $ 0.59            $ 0.50
                                                 ==============    ==============     ==============    ==============

     Diluted, as reported                            $ 0.27            $ 0.24             $ 0.57            $ 0.50
                                                 ==============    ==============     ==============    ==============
     Diluted, pro forma                              $ 0.27            $ 0.24             $ 0.57            $ 0.49
                                                 ==============    ==============     ==============    ==============

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2006 and for pro forma disclosure purposes for the six months ended June 30, 2005:

                                                    Six Months Ended
                                            June 30, 2006     June 30, 2005
                                            -------------------------------
     Directors and Officers:
         Expected dividend yield                    1.65%               -
         Expected volatility                       36.48%            33.13%
         Risk-free interest rate                    5.15%             3.94%
         Expected life                            8.0 yrs           8.0 yrs

     Employees:
         Expected dividend yield                    1.65%               -
         Expected volatility                       36.48%            33.13%
         Risk-free interest rate                    5.15%             3.94%
         Expected life                           6.30 yrs           8.0 yrs

A summary of option activity under the plan as of June 30, 2006, is a follows:

                                                                            Weighted
                                                                             Average
                                                                            Remaining         Aggregate
                                                   Weighted Average        Contractual        Intrinsic
      Options                   Shares (000)        Exercise Price             Term          Value ($000)
      -------                 ----------------    ------------------    ----------------    --------------
Outstanding at 1-1-06               1,113,680                  7.51

Granted                                75,000                 25.01

Exercised                            (194,575)                 5.15

Forfeited or Expired                  (19,500)                14.94
                              ----------------
Outstanding at 6-30-06                974,605                  9.20                 4.1            15,804
                              ================    ==================    ================    ==============
Exercisable at 6-30-06                772,585                  6.40                 2.8            14,695
                              ================    ==================    ================    ==============

The weighted average grant date fair value of options granted during 2006 was $9.82. The total intrinsic value of options exercised during 2006 was $3.9 million.

A summary of the status of the non vested shares as of June 30, 2006, is as follows:

                                                              Weighted Average
                                                              Grant Date Fair
                                     Shares                        Value
                               --------------------           ----------------
Nonvested at 1-1-06                        197,420                  7.73
Granted                                     75,000                  9.82
Vested                                     (50,900)                 7.33
Forfeited                                  (19,500)                 7.49
                              ---------------------
Nonvested at 6-30-06                       202,020                  8.63
                              =====================

3.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

4.  CERTIFICATE OF DEPOSIT

At June 30, 2006, the Company had invested $1 million in a 30-day certificate of deposit that bears interest at 4.61% per annum and matures on July 6, 2006.

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                June 30,                  December 31,
                                                                  2006                        2005
                                                         -------------------------------------------------
                                                                          (in thousands)
Accounts receivable                                           $   38,012                  $   33,172
Less: allowance for doubtful accounts                               (375)                       (685)
                                                         ---------------------       ---------------------
Total, net                                                    $   37,637                  $   32,487
                                                         =====================       =====================

                                                                         Six Months Ended
                                                                June 30,                    June 30,
                                                                  2006                        2005
                                                         -------------------------------------------------
                                                                          (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                               $      685                  $      717
   Provision for losses on accounts receivable, net of
   adjustments to provision                                          (28)                        149
   Accounts receivable written off, net of recoveries               (282)                       (201)
                                                         ---------------------       ---------------------
   Balance, end of period                                     $      375                  $      665
                                                         =====================       =====================

6.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At June 30, 2006, and December 31, 2005, inventory balances and the related changes in the allowance for excess and obsolete inventories account are as follows:

                                                                June 30,                  December 31,
                                                                  2006                        2005
                                                         -------------------------------------------------
                                                                          (in thousands)
Raw materials                                                 $   18,139                  $   18,256
Work in process                                                    2,204                       1,981
Finished goods                                                     3,902                       3,821
                                                         ---------------------       ---------------------
                                                                  24,245                      24,058

Less: Inventory reserve                                             (350)                       (350)
                                                         ---------------------       ---------------------
Total, net                                                    $   23,895                  $   23,708
                                                         =====================       =====================

                                                                         Six Months Ended
                                                                June 30,                    June 30,
                                                                  2006                        2005
                                                         -------------------------------------------------
                                                                          (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                               $      350                  $    1,050
   Provision for excess and obsolete inventories                       -                           -
   Adjustments to reserve                                              -                           -
                                                         ---------------------       ---------------------
   Balance, end of period                                     $      350                  $    1,050
                                                         =====================       =====================

7.   ACCRUED LIABILITIES

At June 30, 2006, and December 31, 2005, accrued liabilities were comprised of the following:

                                                                June 30,                  December 31,
                                                                  2006                        2005
                                                         -------------------------------------------------
                                                                          (in thousands)
           Warranty                                           $    6,814                  $    6,282
           Commissions                                             6,922                       8,037
           Payroll                                                 1,059                       1,215
           Income taxes                                                -                         623
           Workers' compensation                                     494                         555
           Medical self-insurance                                    897                         664
           Other                                                   1,332                         451
                                                         ---------------------       ---------------------
           Total                                              $   17,518                  $   17,827
                                                         =====================       =====================

8.  REVOLVING CREDIT FACILITY

The Company's revolving credit facility provides for maximum borrowings of $15.2 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company with a maturity date of June 30, 2006. On July 30, 2006, the company renewed the line of credit with a new maturity date of July 30, 2007. At June 30, 2006, the Company had $2.2 million in borrowings under the revolving credit facility compared to $258,000 at June 30, 2005. The Company had no borrowings under the revolving credit facility at December 31, 2005. Borrowings available under the revolving credit facility at June 30, 2006, were $12.4 million. In addition, the Company has a $600,000 letter of credit that expires December 31, 2006. The credit facility previously required the Company to maintain a certain financial ratio and prohibited the declaration of cash dividends. On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 12, 2006, the record date, payable on July 3, 2006. In conjunction with the Board's vote on February 14th, the restriction of payments of dividends was waived by the lender and removed from the covenants with the renewal of the line of credit July 30, 2006. At June 30, 2006, the Company was in compliance with its financial ratio covenants.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended                    Six Months Ended
                                                     June 30,          June 30,           June 30,          June 30,
                                                       2006              2005               2006              2005
                                                 ---------------------------------------------------------------------
                                                              (in thousands, except share and per share data)
Numerator:

Net income                                           $ 3,455           $ 3,125            $ 7,198           $ 6,412

Denominator:
Denominator for basic earnings per share -
   Weighted average shares                        12,315,485        12,360,071         12,296,426        12,373,381
Effect of dilutive employee stock options            350,908           426,223            353,775           417,254
                                              ---------------   ---------------    ---------------   ---------------
Denominator for diluted earnings per share-
   Weighted average shares                        12,666,393        12,786,294         12,650,201        12,790,635
                                              ===============   ================   ===============   ===============
Basic earnings per share                             $  0.28           $  0.25            $  0.59           $  0.52
                                              ===============   ================   ===============   ===============
Diluted earnings per share                           $  0.27           $  0.24            $  0.57           $  0.50
                                              ===============   ================   ===============   ===============

Anti-dilutive shares                                                                       75,000            99,250
                                                                                   ===============   ===============
Weighted average exercise price                                                           $ 25.01           $ 19.03
                                                                                   ===============   ===============


10. STOCK REPURCHASE

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its current stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through June 30, 2006, the Company had repurchased a total of 1,257,864 shares under the current program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K Savings and Investment Plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through June 30, 2006, the Company repurchased 187,771 shares for an aggregate price of $3,786,310 or an average price of $20.16 per share.

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

Set forth below is unaudited income statement information with respect to the Company for the periods ended June 30, 2006, and 2005:



                                                   Three Months Ended                        Six Months Ended
                                           June 30, 2006       June 30, 2005         June 30, 2006      June 30, 2005
                                          ----------------------------------------------------------------------------
                                                                        (In thousands)
Net sales                                    $  59,137           $  45,394             $  112,757         $   88,174

Cost of sales                                   49,018              37,022                 92,254             69,752
                                          ----------------   ------------------    ----------------    ---------------
     Gross profit                               10,119               8,372                 20,503             18,422

Selling, general and administrative
    expenses                                     4,853               3,810                  9,418              8,573
                                          ----------------   ------------------    ----------------    ---------------
     Income from operations                      5,266               4,562                 11,085              9,849

Interest expense                                   (10)                 (4)                   (22)                (6)
Interest income                                     15                  11                     24                 25
Other income                                       138                  54                    264                190
                                          ----------------   ------------------    ----------------    ---------------
Income before income taxes                       5,409               4,623                 11,351             10,058
Income tax provision                             1,954               1,498                  4,153              3,646
                                          ----------------   ------------------    ----------------    ---------------
     Net income                              $   3,455           $   3,125             $    7,198         $    6,412
                                          ================   ==================    ================    ===============

Results of Operations

Net sales increased $13.7 million (30.3%) to $59.1 million from $45.3 million for the three months ended June 30, 2006, and $24.6 million (27.9%) to $112.8 million from $88.1 million for the six months ended June 30, 2006, compared to the same periods in 2005. Increased sales were attributable to an increase in volume of product sold related to an improvement of the commercial and industrial construction industry, the Company's new and redesigned products being favorably received by its customers, and price increases.

Gross profit increased $1.7 million (20.9%) to $10.1 million from $8.4 million for the three months ended June 30, 2006, and increased $2.1 million (11.3%) to $20.5 million from $18.4 million for the six months ended June 30, 2006, compared to the same periods in 2005. Gross margins were 17.1% compared to 18.4% for the three months ended June 30, 2006 and June 30, 2005, respectively, and were 18.2% compared to 20.9% for the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease in gross margin percent was due primarily to continuing increases in copper and steel prices, an increase in manufacturing expense and inbound and outbound transportation charges related to the increase in fuel costs offset in part by price increases. The increase in total gross profits was due primarily to increased volume of product sold.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. The Company experienced increased copper and steel prices during the first six months of the year with some stabilization of copper pricing during the second quarter. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs as steel, copper and aluminum are used in the manufacturing of their products. The Company is also experiencing price increases from component part suppliers. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months.

Selling, general and administrative expenses increased $1.0 million (27.4%) to $4.9 million from $3.8 million for the three months ended June 30, 2006, and increased $.8 million (9.9%) to $9.4 million from $8.6 million for the six months ended June 30, 2006, compared to the same periods in 2005. The increase was due primarily to an increase in warranty and sales expenses related to increased sales.

The decrease in the income tax provision effective tax rate to 37% from 39.5% was related to the impact of state and foreign taxes.

Financial Condition and Liquidity

Net accounts receivable increased $5.2 million from $32.4 million at December 31, 2005, to $37.6 million at June 30, 2006, due to the increase in sales.

Inventories increased $187,000 to $23,895,000 at June 30, 2006, compared to $23,708,000 at December 31, 2005, due to the timing of procurement of raw material and purchased parts required to accommodate increases sales.

Accounts payable and accrued liabilities increased $4.5 million to $34.0 million at June 30, 2006, compared to $29.5 million at December 31, 2005, due primarily to an increase in expenses and timing of payments to vendors.

The Company generated $11.5 million and $6.1 million cash from operating activities during the six months ended June 30, 2006, and June 30, 2005, respectively. The increase in 2006 related primarily to an increase in net income and the timing of accounts payable payments and receipt of accounts receivable.

Cash flows used in investing activities were $12.3 million for the six months ended June 30, 2006, and $5.0 million for the six months ended June 30, 2005. Cash flows used in investing activities in 2006 and in 2005 were related primarily to capital expenditures for additions of machinery and equipment. All capital expenditures were financed out of cash generated from operations.

Cash flows used in financing activities were $234,000 and $1.7 million during the six months ended June 30, 2006, and June 30, 2005, respectively. The cash flows used in financing activities in 2006 included the effects of stock options exercised and the related excess tax benefits. On February 14, 2006, the board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 12, 2006, the record date, payable on July 3, 2006. The dividend payment of $2.4 million was financed primarily by the revolving credit facility on June 30, 2006. On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K Savings and Investment Plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through June 30, 2006, the Company repurchased 187,771 shares for an aggregate price of $3.8 million. The cash used in financing activities in 2005 was related primarily to net borrowings under the revolving credit agreement. The Company's revolving credit facility provides for maximum borrowings of $15.2 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company. The Company's borrowings under the revolving credit facility were $2.2 million compared to $258,000 at June 30, 2006 and June 30, 2005, respectively. Borrowings available under the revolving credit facility at June 30, 2006, were $12.4 million. In addition, the Company has a $600,000 letter of credit that expires December 31, 2006. The credit facility requires that the Company maintain a certain financial ratio. A restriction of payments of dividends was waived by the lender on February 14th, and removed from the covenants with the renewal of the line of credit on July 30, 2006. On July 30, 2006, the Company renewed the line of credit with a maturity date of July 30, 2007. At June 30, 2006, the Company was in compliance with its financial ratio covenants.

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for a minimum of the next twelve months. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at June 30, 2006, see Note 8 to the financial statements included in this report.

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

FASB Statement 151, Inventory Costs, replaces Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. The Statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs should be based on normal capacity of the production facilities. The Statement was effective January 1, 2006. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is "more likely than not" of being sustained on an audit basis solely on the technical merits of the position. FIN 48 also requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on the Company's Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. The Company had an outstanding balance of $2.2 million as of June 30, 2006.

Foreign sales accounted for less than 4% of the Company's sales in 2006 and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in Consolidated Statements of Stockholders' Equity. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months. However, in 2006 cost increases in basic commodities, such as steel, copper and aluminum, severely impacted profit margins.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of June 30, 2006.

(b)   Management's Quarterly Report on Internal Control over Financial Reporting

The management of AAON, Inc. and its subsidiaries (AAON) is responsible for establishing and maintaining adequate internal control over financial reporting. AAON's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment, we believe that, as of June 30, 2006, the Company's internal control over financial reporting is effective based on those criteria.

(c)   Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in registrant's Form 10-K in response to Item 1A, to Part I of Form 10-K.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its current stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through June 30, 2006, the Company had repurchased a total of 1,257,864 shares under the current program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K Savings and Investment Plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through June 30, 2006, the Company repurchased 187,771 shares for an aggregate price of $3,786,310 or an average price of $20.16 per share.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on May 31, 2006, Norman H. Asbjornson, John B. Johnson, Jr., and Charles C. Stephenson, Jr., were reelected as directors for three-year terms by votes of 9,652,527, 9,546,042 and 10,626,579, shares, respectively "For"; 1,003,705, 1,110,190 and 29,653 shares, respectively, "Against"; and 83,925 shares each "Withheld Authority". Other directors whose terms of office continued after the meeting are: Thomas E. Naugle and Jerry E. Ryan whose terms end in 2007 and Anthony Pantaleoni and Jack
E. Short whose terms end in 2008.

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


                                              AAON, INC.



Dated: August 7, 2006                         By:   /s/ Norman H. Asbjornson
                                                  ------------------------------
                                                        Norman H. Asbjornson
                                                        President/CEO



Dated: August 7, 2006                         By:   /s/ Kathy I. Sheffield
                                                  ------------------------------
                                                        Kathy I. Sheffield
                                                        Vice President/CFO