Form 10-Q
period 2006-09-30
AAON INC
filed 2006-11-08
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006
                                       or

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

         Yes   |_|          No   |X|

As of November 1, 2006, registrant had outstanding a total of 12,342,040 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                               September 30,        December 31,
                                                                    2006                2005
                                                             ---------------------------------------
                                                              (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                      $       467         $       837
   Certificate of deposit                                                   -               1,000
   Accounts receivable, net                                            46,350              32,487
   Inventories, net                                                    29,721              23,708
   Prepaid expenses and other                                             614               1,041
   Deferred tax asset                                                   3,991               3,877
                                                             ------------------- -------------------
Total current assets                                                   81,143              62,950
   Property, plant and equipment, net                                  59,653              50,581
   Notes receivable, long-term                                             75                  75
                                                             ------------------- -------------------
Total assets                                                      $   140,871         $   113,606
                                                             =================== ===================

Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                      $     6,497         $         -
   Current maturities of long-term debt                                    86                 108
   Accounts payable                                                    19,249              11,643
   Accrued liabilities                                                 21,496              17,827
                                                             ------------------- -------------------
Total current liabilities                                              47,328              29,578

Long-term debt, less current maturities                                     -                  59

Deferred tax liability                                                  4,016               4,474

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                           -                   -
   Common stock, $.004 par value, 50,000,000 shares
     authorized, 12,298,525 and 12,233,558 issued and
     outstanding at September 30, 2006, and
     December 31, 2005, respectively                                       49                  49
   Additional paid-in capital                                             144                   -
   Accumulated other comprehensive  income, net of tax                    741                 513
   Retained earnings                                                   88,593              78,933
                                                             ------------------- -------------------
Total stockholders' equity                                             89,527              79,495
                                                             ------------------- -------------------
Total liabilities and stockholders' equity                        $   140,871         $   113,606
                                                             =================== ===================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                    Three Months Ended                             Nine Months Ended
                                          Sept. 30, 2006         Sept. 30, 2005          Sept. 30, 2006        Sept. 30, 2005
                                          -------------------------------------------------------------------------------------
                                                            (in thousands, except share and per share data)
Net sales                                     $  64,153              $  48,136               $ 176,910             $ 136,310

Cost of sales                                    50,562                 39,493                 142,816               109,245
                                          ----------------       ----------------        ----------------      ----------------
     Gross profit                                13,591                  8,643                  34,094                27,065

Selling, general and
  administrative expenses                         5,963                  4,417                  15,381                12,990
                                          ----------------       ----------------        ----------------      ----------------

     Income from operations                       7,628                  4,226                  18,713                14,075

Interest expense                                    (36)                    (4)                    (58)                  (12)

Interest income                                       -                     19                      24                    44

Other income                                        157                    167                     421                   358
                                          ----------------       ----------------        ----------------      ----------------
Income before income taxes                        7,749                  4,408                  19,100                14,465

Income tax provision                              2,352                  1,642                   6,505                 5,288
                                          ----------------       ----------------        ----------------      ----------------
     Net income                               $   5,397              $   2,766               $  12,595             $   9,177
                                          ================       ================        ================      ================
Earnings per share:
   Basic                                      $    0.44              $    0.22               $    1.02             $    0.74
                                          ================       ================        ================      ================
   Diluted                                    $    0.43              $    0.22               $    1.00             $    0.72
                                          ================       ================        ================      ================
Weighted average shares outstanding:
   Basic                                     12,318,895             12,331,957              12,303,998            12,359,421
                                          ================       ================        ================      ================
   Diluted                                   12,659,228             12,739,896              12,653,292            12,773,570
                                          ================       ================        ================      ================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings      Total
                                       --------------------------------------------------------------------------------------
                                                                           (in thousands)
                                       --------------------------------------------------------------------------------------
Balance at December 31, 2005               12,234        $   49      $     -         $   513         $ 78,933    $ 79,495
Comprehensive income:
  Net income                                    -             -            -               -           12,595      12,595
  Foreign currency translation
    adjustment                                  -             -            -             228                -         228
                                                                                                               --------------
  Total comprehensive income                                                                                       12,823
Stock options exercised, including tax
  benefits                                    197             -        2,298               -                -       2,298
Share based compensation                        -             -          380               -                -         380
Stock repurchased and retired                (132)            -       (2,534)              -             (457)     (2,991)
Dividend payment                                -             -            -               -           (2,478)     (2,478)
                                       --------------------------------------------------------------------------------------
Balance at September 30, 2006              12,299        $   49      $   144         $   741         $ 88,593    $ 89,527
                                       ======================================================================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                            Nine Months               Nine Months
                                                                               Ended                     Ended
                                                                          Sept. 30, 2006            Sept. 30, 2005
                                                                       -----------------------------------------------
                                                                                       (in thousands)
OPERATING ACTIVITIES
     Net income                                                              $  12,595                 $   9,177
       Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                            6,836                     6,203
         Provision for losses on accounts receivable                               174                       361
         Loss on disposition of assets                                               -                        28
         Share-based compensation                                                  380                         -
         Excess tax benefits from stock options exercised                       (1,280)                     (713)
         Deferred income taxes                                                    (535)                   (1,783)
         Changes in assets and liabilities:
                Accounts receivable                                            (13,935)                   (6,727)
                Inventories                                                     (5,949)                   (2,576)
                Prepaid expenses and other                                         430                      (169)
                Accounts payable                                                 7,570                     1,230
                Accrued liabilities                                              4,948                     1,462
                                                                       -----------------------------------------------
     Net cash provided by operating activities                                  11,234                     6,493

INVESTING ACTIVITIES
     Proceeds from matured certificate of deposit                                3,000                     3,000
     Investment in certificate of deposit                                       (2,000)                        -
     Notes receivable, long-term                                                     -                       (75)
     Capital expenditures                                                      (15,821)                   (8,663)
                                                                       -----------------------------------------------
     Net cash used in investing activities                                     (14,821)                   (5,738)

FINANCING ACTIVITIES
     Borrowings under revolving credit facility                                 42,967                    16,948
     Payments under revolving credit facility                                  (36,470)                  (16,503)
     Payments of long-term debt                                                    (81)                      (81)
     Stock options exercised                                                     1,018                       772
     Excess tax benefits from stock options exercised                            1,280                       713
     Repurchase of stock                                                        (3,108)                   (3,376)
     Cash dividends paid to stockholders                                        (2,478)                        -
                                                                       -----------------------------------------------
     Net cash provided by (used in) financing activities                         3,128                    (1,527)
                                                                       -----------------------------------------------
Effect of exchange rate on cash                                                     89                       172
                                                                       -----------------------------------------------
Net decrease in cash and cash equivalents                                         (370)                     (600)
                                                                       -----------------------------------------------
Cash and cash equivalents, beginning of year                                       837                       994
                                                                       -----------------------------------------------
Cash and cash equivalents, end of period                                     $     467                 $     394
                                                                       ===============================================

The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2006
                                   (unaudited)


1.  BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2005, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments and estimated provisions considered necessary by management to fairly state the results of the periods presented. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

New Accounting Pronouncements

FASB (Financial Accounting Standards Board) Statement 123(R), Accounting for Stock-Based Compensation replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award. The Statement applies to all awards granted after December 31, 2005 and to any unvested awards outstanding at December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition method of Statement of Financial Accounting Standards No. 123(R) Accounting for Stock Based Compensation (SFAS 123R), using the modified-prospective-transition method.

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

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements". Statement 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's Consolidated Financial Statements.


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

Prior to January 1, 2006, the Company accounted for its nonqualified stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, no stock-based employee compensation cost was reflected in net income, as all options granted under the plan qualified for "fixed" plan accounting and had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). No stock based compensation cost was recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123R), using the modified-prospective-transition provisions. Under that transition method, compensation cost recognized in the first nine months of 2006 includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, and compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant date fair value calculated using a Black-Scholes-Merton Option Pricing Model in accordance with provisions of Statement 123(R).

For the three and nine month periods ended September 30, 2006, the Company recognized approximately $144,000 and $380,000, respectively, in pre-tax compensation expense in the Consolidated Statement of Income related to the stock option plan. The total pre-tax compensation cost related to nonvested stock options not yet recognized as of September 30, 2006, is $1.3 million and is expected to be recognized over a weighted-average period of 2.4 years.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

                                                    Three Months Ended           Nine Months Ended
                                                      Sept. 30, 2005               Sept. 30, 2005
                                                    -----------------------------------------------
                                                            (in thousands, except share data)
Net income as reported                                  $ 2,766                      $ 9,177

Deduct additional compensation expense determined
under fair value method for all awards, net of
related tax effects                                        (124)                        (312)
                                                    -------------------          ------------------
Pro forma net income                                    $ 2,642                      $ 8,865
                                                    ===================          ==================
Earnings per share:

     Basic, as reported                                 $  0.22                      $  0.74
                                                    ===================          ==================
     Basic, pro forma                                   $  0.21                      $  0.72
                                                    ===================          ==================

     Diluted, as reported                               $  0.22                      $  0.72
                                                    ===================          ==================
     Diluted, pro forma                                 $  0.21                      $  0.69
                                                    ===================          ==================

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2006 and for pro forma disclosure purposes for the nine months ended September 30, 2005:

                                                Nine Months Ended
                                           Sept. 30,         Sept. 30,
                                             2006              2005
                                         -------------- -- --------------
     Directors and Officers:
         Expected dividend yield                 1.71%               -
         Expected volatility                    43.49%            33.04%
         Risk-free interest rate                 4.64%             4.34%
         Expected life                         8.0 yrs           8.0 yrs
         Forfeiture Rate                            0%                0%

     Employees:
         Expected dividend yield                 1.71%               -
         Expected volatility                    42.24%            33.04%
         Risk-free interest rate                 4.64%             4.34%
         Expected life                        6.30 yrs           8.0 yrs
         Forfeiture Rate                           28%               28%

The following is a summary of stock options outstanding as of September 30, 2006:

                                 Options Outstanding                                         Options Exercisable
                     -------------------------------------------------------------     --------------------------------
 Range of Exercise       Number         Weighted       Weighted      Aggregate              Number         Weighted
      Prices          Outstanding        Average        Average      Intrinsic          Exercisable at      Average
                      at September      Remaining      Exercise        Value            September 30,      Exercise
                        30, 2006       Contractual       Price                               2006            Price
                                          Life
-------------------- --------------- ---------------- ------------ ---------------     ----------------- --------------
    2.33 - 3.39            313,878          0.65         $ 3.11         $19.70               313,878         $ 3.11
    4.00 - 5.78            267,430          2.73           5.03          17.78               267,430           5.03
    8.59 - 9.98             84,375          4.50           9.41          13.40                84,375           9.41
   13.40 - 16.94           116,300          7.56          15.70           7.11                43,500          14.76
   17.10 - 19.32            84,250          6.82          18.57           4.24                49,990          19.09
   20.29 - 27.65            99,000          9.34          24.27          (1.46)                9,240          20.40
                     --------------- ---------------- ------------ ---------------     ----------------- --------------
       Total               965,233          3.82         $ 9.23         $13.58               768,413         $ 6.38
                     =============== ================ ============ ===============     ================= ==============

A summary of option activity under the plan as of September 30, 2006, is as follows:

                                                                            Weighted
                                                                            Average
                                                                           Remaining          Aggregate
                                                   Weighted Average       Contractual         Intrinsic
          Options                  Shares           Exercise Price            Term           Value ($000)
                              ----------------    ------------------    ----------------    --------------
Outstanding at 1-1-06               1,113,680             $    7.51

Granted                                90,000             $   24.84

Exercised                            (196,297)            $    5.18

Forfeited or Expired                  (42,150)            $   16.50
                              ----------------    ------------------
Outstanding at 9-30-06                965,233             $    9.23                3.82          $ 13,107
                              ================    ==================    ================    ==============
Exercisable at 9-30-06                768,413             $    6.38                2.53          $ 12,625
                              ================    ==================    ================    ==============

The weighted average grant date fair value of options granted during 2006 was $9.83. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $3.59 million. The cash received from options exercised during the nine months ended September 30, 2006 was $1 million.

A summary of the status of the non vested shares as of September 30, 2006, is as follows:

                                                         Weighted Average
                                                          Grant Date Fair
                                     Shares                    Value
                              ---------------------    --------------------
Nonvested at 1-1-06                 197,420                      $    7.73
Granted                              90,000                      $    9.83
Vested                              (48,450)                     $    7.21
Forfeited                           (42,150)                     $    7.67
                              ---------------------
Nonvested at 9-30-06                196,820                      $    8.72
                              =====================

3.  ACCOUNTS RECEIVABLE

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                               September 30,                December 31,
                                                                   2006                        2005
                                                           -------------------------------------------------
                                                                             (in thousands)
Accounts receivable                                               $  46,525                   $  33,172
Less: allowance for doubtful accounts                                  (175)                       (685)
                                                           ---------------------       ---------------------
Total, net                                                        $  46,350                   $  32,487
                                                           =====================       =====================

                                                                           Nine Months Ended
                                                               September 30,               September 30,
                                                                   2006                        2005
                                                           -------------------------------------------------
                                                                             (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                                   $     685                   $     717
   Provision for losses on accounts receivable                          426                         640
   Adjustments to provision                                            (546)                       (279)
   Accounts receivable written off, net of recoveries                  (390)                       (441)
                                                           ---------------------       ---------------------
   Balance, end of period                                         $     175                   $     637
                                                           =====================       =====================

4.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. At September 30, 2006, and December 31, 2005, inventory balances and the related changes in the allowance for excess and obsolete inventories account are as follows:

                                                               September 30,                December 31,
                                                                   2006                        2005
                                                           -------------------------------------------------
                                                                             (in thousands)
Raw materials                                                     $  23,682                   $  18,256
Work in process                                                       2,379                       1,981
Finished goods                                                        4,010                       3,821
                                                           ---------------------       ---------------------
                                                                     30,071                      24,058
Less: Inventory reserve                                                (350)                       (350)
                                                           ---------------------       ---------------------
Total, net                                                        $  29,721                   $  23,708
                                                           =====================       =====================

                                                                           Nine Months Ended
                                                               September 30,               September 30,
                                                                   2006                        2005
                                                           -------------------------------------------------
                                                                             (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                                   $     350                   $     350
   Provision for excess and obsolete inventories                          -                           -
   Adjustments to reserve                                                 -                           -
                                                           ---------------------       ---------------------
   Balance, end of period                                         $     350                   $     350
                                                           =====================       =====================

5.   ACCRUED LIABILITIES

At September 30, 2006, and December 31, 2005, accrued liabilities were comprised of the following:

                                                               September 30,                December 31,
                                                                   2006                        2005
                                                           -------------------------------------------------
                                                                             (in thousands)
           Warranty                                               $   7,573                   $   6,282
           Commissions                                                8,911                       8,037
           Payroll                                                    1,761                       1,215
           Income taxes                                                   -                         623
           Workers' compensation                                        457                         555
           Medical self-insurance                                     1,251                         664
           Other                                                      1,543                         451
                                                           ---------------------       ---------------------
           Total                                                  $  21,496                   $  17,827
                                                           =====================       =====================


6.  REVOLVING CREDIT FACILITY

The Company's revolving credit facility provides for maximum borrowings of $15.2 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company (6.93% at September 30, 2006). At September 30, 2006, the Company had $6.5 million in borrowings under the revolving credit facility and no borrowings outstanding under the revolving credit facility at December 31, 2005. In addition, the Company has a $600,000 letter of credit that expires December 31, 2006. Borrowings available under the revolving credit facility at September 30, 2006, were $8.1 million. The credit facility previously required the Company to maintain a certain financial ratio and prohibited the declaration of cash dividends. On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 12, 2006, the record date, payable on July 3, 2006. In conjunction with the Board's vote on February 14, 2006, the restriction of payments of dividends was waived by the lender and removed from the covenants with the renewal of the line of credit July 30, 2006. At September 30, 2006, the Company was in compliance with its financial ratio covenants. On July 30, 2006, the Company renewed the line of credit with a maturity date of July 30, 2007.

7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended                       Nine Months Ended
                                             Sept. 30, 2006      Sept. 30, 2005      Sept. 30, 2006       Sept. 30, 2005
                                             -----------------------------------------------------------------------------
                                                           (in thousands, except share and per share data)

Numerator:

Net income                                          $  5,397            $  2,766            $ 12,595             $  9,177
                                             ================    ================    ================     ================
Denominator:
Denominator for basic earnings per share -
   Weighted average shares
                                                  12,318,895          12,331,957          12,303,998           12,359,421
Effect of dilutive stock options
                                                     340,333             407,939             349,294              414,149
                                             ---------------     ----------------    ----------------     ----------------
Denominator for diluted earnings per share -
    Weighted average shares                       12,659,228          12,739,896          12,653,292           12,773,570
                                             ================    ================    ================     ================
Basic earnings per share                            $   0.44            $   0.22            $   1.02             $   0.74
                                             ================    ================    ================     ================
Diluted earnings per share                          $   0.43            $   0.22            $   1.00             $   0.72
                                             ================    ================    ================     ================

Anti-dilutive shares                                                                          88,000               70,250
                                                                                     ================     ================
Weighted average exercise price                                                             $  24.71             $  19.45
                                                                                     ================     ================


8. STOCK REPURCHASE

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its current stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through September 30, 2006, the Company had repurchased a total of 1,257,864 shares under the current program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K Savings and Investment Plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through September 30, 2006, the Company repurchased 226,855 shares for an aggregate price of $4,698,783 or an average price of $20.71 per share.


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

The office facilities of AAON, Inc. consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (the "original facility"), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") located across the street from the original facility at 2440 S. Yukon Avenue. The Company utilizes 39% of the expansion facility and the remaining 61% is leased to a third party. The operations of the Longview, Texas plant are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 258,000 square feet (251,000 sq. ft. of manufacturing/warehouse and 7,000 sq. ft. of office space). In 2004 and 2005, AAON Coil Products purchased an additional 15 acres of land for future expansion. The Company's operations in Burlington, Ontario, Canada, are located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility on a 5.6 acre tract of land.

Set forth below is unaudited income statement information with respect to the Company for the periods ended September 30, 2006, and 2005:

                                                    Three Months Ended                       Nine Months Ended
                                            Sept. 30, 2006      Sept. 30, 2005       Sept. 30, 2006     Sept. 30, 2005
                                          ----------------------------------------------------------------------------
                                                                        (In thousands)
Net sales                                       $  64,153            $  48,136            $176,910           $136,310

Cost of sales                                      50,562               39,493             142,816            109,245
                                          ----------------   ------------------    ----------------    ---------------
      Gross profit                                 13,591                8,643              34,094             27,065

Selling, general and administrative
    expenses                                        5,963                4,417              15,381             12,990
                                          ----------------   ------------------    ----------------    ---------------
     Income from operations                         7,628                4,226              18,713             14,075

Interest expense                                      (36)                  (4)                (58)               (12)
Interest income                                         -                   19                  24                 44
Other income                                          157                  167                 421                358
                                          ----------------   ------------------    ----------------    ---------------
Income before income taxes                          7,749                4,408              19,100             14,465
Income tax provision                                2,352                1,642               6,505              5,288
                                          ----------------   ------------------    ----------------    ---------------
     Net income                                 $   5,397            $   2,766            $ 12,595           $  9,177
                                          ================   ==================    ================    ===============


Results of Operations

Net sales increased $16.1 million (33.3%) to $64.2 million from $48.1 million for the three months ended September 30, 2006, and $40.6 million (29.8%) to $176.9 million from $136.3 million for the nine months ended September 30, 2006, compared to the same periods in 2005. Increased sales were attributable to an increase in volume of product sold related to an improvement of the commercial and industrial construction industry, and an increased demand for the Company's new and redesigned products.

Gross profit increased $5.0 million (57.2%) to $13.6 million from $8.6 million for the three months ended September 30, 2006, and increased $7.0 million (26.0%) to $34.1 million from $27.1 million for the nine months ended September 30, 2006, compared to the same periods in 2005. Gross margins were 21.2% compared to 18.0% for the three months ended September 30, 2006 and September 30, 2005, respectively, and were 19.3% compared to 19.9% for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in gross profits and earnings was due primarily to increased volume of product sold and price increases. The increase in margins was attained despite the continued high costs for steel, copper and aluminum, and an increase in manufacturing expense and inbound and outbound transportation charges related to the increase in fuel costs.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. The Company experienced increased copper and steel prices during the first six months of the year with some stabilization of copper pricing during the second quarter that continued through the third quarter. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products.
 The suppliers of these components are significantly affected by the rising raw material costs as steel, copper and aluminum are used in the manufacturing of their products. The Company is also experiencing price increases from component part suppliers. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months.

Selling, general and administrative expenses increased $1.6 million (35.0%) to $6.0 million from $4.4 million for the three months ended September 30, 2006, and increased $2.4 million (18.4%) to $15.4 million from $13.0 million for the nine months ended September 30, 2006, compared to the same periods in 2005. The increase was due primarily to an increase in warranty and sales expenses related to increased sales, professional fees and employee benefits, salaries and stock option compensation expense.

Financial Condition and Liquidity

Net accounts receivable increased $13.9 million to $46.3 million at September 30, 2006 from $32.4 million at December 31, 2005, due to the increase in sales.

Inventories increased $6.0 million to $29.7 million at September 30, 2006, compared to $23.7 million at December 31, 2005, due to the timing of procurement of raw material and purchased parts required to accommodate increased sales.

Accounts payable and accrued liabilities increased $11.2 million to $40.7 million at September 30, 2006, compared to $29.5 million at December 31, 2005, due primarily to an increase in expenses and timing of payments to vendors.

The Company generated $11.2 million and $6.5 million cash from operating activities during the nine months ended September 30, 2006, and September 30, 2005, respectively. The increase in 2006 related primarily to an increase in net income and the timing of accounts payable payments and receipt of accounts receivable.

Cash flows used in investing activities were $14.8 million for the nine months ended September 30, 2006, and $5.7 million for the nine months ended September 30, 2005. Cash flows used in investing activities in 2006 and in 2005 were related primarily to capital expenditures for additions of machinery and equipment.

Cash flows provided by financing activities were $3.1 million and cash flows used in financing activities were $1.5 million during the nine months ended September 30, 2006, and September 30, 2005, respectively. The cash flows provided by financing activities in 2006, were due primarily to borrowings under the revolving credit facility. On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 12, 2006, the record date, payable on July 3, 2006. The dividend payment of $2.4 million was financed primarily by the revolving credit facility on June 30, 2006. On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K Savings and Investment Plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through September 30, 2006, the Company repurchased 226,855 shares for an aggregate price of $4.7 million. The cash used in financing activities in 2005 was related primarily to the repurchase of stock. The Company's revolving credit facility provides for maximum borrowings of $15.2 million. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less .5% or LIBOR plus 1.6%, at the election of the Company (6.93% at September 30, 2006). The Company's borrowings under the revolving credit facility were $6.5 million and $445,000 at September 30, 2006, and September 30, 2005, respectively. In addition, the Company has a $600,000 letter of credit that expires December 31, 2006. Borrowings available under the revolving credit facility at September 30, 2006, were $8.1 million. The credit facility previously required the Company to maintain a certain financial ratio and prohibited the declaration of cash dividends. In conjunction with the Board's vote on February 14, 2006, the restriction of payments of dividends was waived by the lender and removed from the covenants with the renewal of the line of credit July 30, 2006. At September 30, 2006, the Company was in compliance with its financial ratio covenants. On July 30, 2006, the Company renewed the line of credit with a maturity date of July 30, 2007.

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for a minimum of the next twelve months. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at September 30, 2006, see Note 6 to the financial statements included in this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on the Company's results of operations, financial position and cash flows. The Company reevaluates its estimates and assumptions on a monthly basis. A discussion of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2005, and there have been no material changes to these policies through September 30, 2006.

New Accounting Pronouncements

FASB (Financial Accounting Standards Board) Statement 123(R), Accounting for Stock-Based Compensation replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period. The Statement applies to all awards granted and any unvested awards at December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition method of Statement of Financial Accounting Standards No. 123(R) Share-Based Payments (SFAS 123R), using the modified-prospective-transition method.

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

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements". Statement 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. The Company had an outstanding balance of $6.5 million as of September 30, 2006.

Foreign sales accounted for less than 5% of the Company's sales in 2006 and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in Consolidated Statements of Stockholders' Equity. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of September 30, 2006.

(b)      Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in registrant's Form 10-K in response to Item 1A, to Part I of Form 10-K.


Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its current stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through September 30, 2006, the Company had repurchased a total of 1,257,864 shares under the current program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K Savings and Investment Plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through September 30, 2006, the Company repurchased 226,855 shares for an aggregate price of $4,698,783 or an average price of $20.71 per share.


Item 5.  Other Information.

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


                                          AAON, INC.


Dated:  November 7, 2006                  By:      /s/ Norman H. Asbjornson
                                               ---------------------------------
                                                       Norman H. Asbjornson
                                                       President/CEO


Dated:  November 7, 2006                  By:      /s/ Kathy I. Sheffield
                                               ---------------------------------
                                                       Kathy I. Sheffield
                                                       Vice President/CFO