Form 10-K
period 2006-12-31
AAON INC
filed 2007-03-14
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

     Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Act.                                 |_| Yes |X| No

     The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant's common stock on the last business day of registrant's most recently completed second quarter (June 30, 2006) was $245,000,000.

     As of February 28, 2007, registrant had outstanding a total of 12,334,677 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 22, 2007, are incorporated into Part III.

                                TABLE OF CONTENTS

                                                                          Page
Item Number and Caption                                                  Number

PART I

    1.  Business.                                                            1

    1A. Risk Factors.                                                        4

    1B. Unresolved Staff Comments.                                           6

    2.  Properties.                                                          6

    3.  Legal Proceedings.                                                   6

    4.  Submission of Matters to a Vote of Security Holders.                 6

PART II

    5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases and Equity Securities.                7

    6.  Selected Financial Data.                                             9

    7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                        10

    7A. Quantitative and Qualitative Disclosures About Market Risk.         18

    8.  Financial Statements and Supplementary Data.                        19

    9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.                                         19

    9A. Controls and Procedures.                                            19

    9B. Other Information.                                                  21

PART III

    10. Directors, Executive Officers and Corporate Governance.             22

    11. Executive Compensation.                                             22

    12. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.                       22

    13. Certain Relationships and Related Transactions.                     22

    14. Principal Accountant Fees and Services.                             23

PART IV

    15. Exhibits, Financial Statement Schedules.                            24

                                     PART I

Item 1.  Business.

General Development and Description of Business

AAON, Inc., a Nevada corporation, was incorporated on August 18, 1987.

The Company (including its subsidiaries) is engaged in the manufacture and sale of air-conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, coils and boilers.

Products and Markets

The Company's products serve the commercial and industrial new construction and replacement markets. To date virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for less than 5% of its sales in 2006.

The rooftop and condenser markets consist of units installed on commercial or industrial structures of generally less than 10 stories in height. Air-handling units, chillers, coils and boilers are applicable to all sizes of commercial and industrial buildings.

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

Based on its 2006 level of sales of approximately $231 million, the Company estimates that it has a 13% share of the rooftop market and a 1% share of the coil market. Approximately 55% of the Company's sales now come from new construction and 45% from renovation/replacements. The percentage of sales for new construction vs. replacement to particular customers is related to the customer's stage of development.

The Company purchases certain components, fabricates sheet metal and tubing and then assembles and tests its finished products. The Company's primary finished products consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary" products. The Company's other finished products are coils consisting of a sheet metal casing with tubing and fins contained therein, air-handling units consisting of coils, blowers and filters, condensing units consisting of coils, fans and compressors, which, with the addition of a refrigerant-to-water heat exchanger, become chillers, make-up air units, heat recovery units and boilers consisting of boilers and a sheet metal cabinet.

With regard to its standardized products, the Company currently has five groups of rooftop units: its HB Series consisting of four cooling sizes ranging from two to five tons; its RM and RN Series offered in 21 cooling sizes ranging from two to 70 tons; its RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons; and its HA Series, which is a horizontal discharge package for either rooftop or ground installation, offered in eight sizes ranging from seven and one-half to 50 tons. The Company also produces customized rooftop products with direct (MN Series) and indirect (DT Series) heating in sizes as required.

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

Performance characteristics of its products range in cooling capacity from 28,000-4,320,000 BTU's and in heating capacity from 69,000-6,000,000 BTU's. All of the Company's products meet the Department of Energy's efficiency standards, which define the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which can involve multiple units.

The Company has developed and is beginning to market a residential condensing unit (CB Series) and air handlers (F1 Series) as well as boilers (BL Series).

Major Customers

The Company's largest customer last year was Wal-Mart Stores, Inc. Sales to Wal-Mart accounted for less than 10% of total sales in 2006 and 2005, and were 14% of total sales in 2004. The Company has no written contract with this customer.

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

The Company attempts to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to one year. However, in each of the last three years cost increases in basic commodities, such as steel, copper and aluminum, severely impacted profit margins.

Distribution

The Company employs a sales staff of 14 individuals and utilizes approximately 87 independent manufacturer representatives' organizations having 104 offices to market its products in the United States and Canada. The Company also has one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from the Company's Tulsa, Oklahoma, Longview, Texas, and Burlington, Ontario, Canada plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

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

Research and Development

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. R&D has involved the HB, RM, RN, RL, NJ, DT and MN (rooftop units), LL (chillers), CB (condensing units), F1 (air handlers) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development. The Company incurred research and development expenses of $1,974,000 in 2006, $1,681,000 in 2005 and $1,072,000 in
2004.

Backlog

The Company had a current backlog as of March 1, 2007, of $62,798,000, compared to $48,597,000 at March 1, 2006. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2007; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. The Company regularly reviews its working capital with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. The Company's greatest needs arise during the months of July-November, the peak season for inventory (primarily purchased material) and accounts receivable. The Company's working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $15,150,000. The Company believes that it will have sufficient funds available to meet its working capital needs for the foreseeable future. The Company expects to renew its revolving credit agreement in July 2007.

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

Employees

As of March 1, 2007, the Company had 1,368 employees and 73 temporaries, none of whom is represented by unions. Management considers its relations with its employees to be good.

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

Problems in the availability, or increases in the prices, of raw materials or components could depress our sales or increase the costs of our products. We are dependent upon components purchased from third parties, as well as raw materials such as steel, copper and aluminum. We enter into cancelable contracts on terms from six months to one year for raw materials and components at fixed prices. However, if a key supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit.

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

We may not be able to compete favorably in the highly competitive HVAC business.

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

Production at these facilities averaged approximately $17.9 million per month in 2006, which is approximately 55% of the estimated current production capacity. Management deems its facilities to be nearly ideal for the type of products being manufactured by the Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2006, through December 31, 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the NASDAQ Global Select Market under the symbol "AAON". The range of closing prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:

            Quarter Ended                      High             Low
            -------------                      ----             ---
            March 31, 2005                    $16.46          $13.91
            June 30, 2005                     $18.99          $16.15
            September 30, 2005                $19.33          $16.28
            December 31, 2005                 $18.46          $16.22

            March 31, 2006                    $23.91          $18.10
            June 30, 2006                     $28.53          $20.96
            September 30, 2006                $26.80          $21.41
            December 31, 2006                 $29.01          $21.48

On February 28, 2007, there were 998 holders of record, and 2,264 beneficial owners, of the Company's Common Stock.

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company to be declared at dates of the Board's discretion. In 2006, dividends were declared to shareholders of record at the close of business on June 12, 2006 and paid on July 3, 2006 and declared to shareholders of record at the close of business on December 11, 2006 and paid on January 3, 2007. The Company paid cash dividends of $2,478,000 and declared dividends payable of $2,465,000 for the year ended December 31, 2006.

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

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through December 31, 2006, the Company repurchased 246,551 shares for an aggregate price of $5,185,000 or an average price of $21.03 per share. The Company purchases the shares at the current market price.

Repurchases during the fourth quarter of 2006 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
------------------ ------------- ------------ ----------------- ---------------------
                                                                    (d) Maximum
                                              (c) Total Number       Number (or
                     (a)Total        (b)       of Shares (or     Approximate Dollar
                    Number of      Average    Units) Purchased  Value) of Shares (or
     Period         Shares (or   Price Paid      as Part of     Units) that May Yet
                      Units)      Per Share       Publicly       Be Purchased Under
                    Purchased     (or Unit)   Announced Plans       the Plans or
                                                or Programs           Programs
------------------ ------------- ------------ ----------------- ---------------------
Month #1
October 1-31,           6,867       $23.63          6,867                    -
2006
------------------ ------------- ------------ ----------------- ---------------------
Month #2
November 1-30,          8,685       $25.87          8,685                    -
2006
------------------ ------------- ------------ ----------------- ---------------------
Month #3
December 1-31,         19,145       $25.53          4,145                    -
2006
------------------ ------------- ------------ ----------------- ---------------------
Total                  34,697       $25.24         19,697                    -
------------------ ------------- ------------ ----------------- ---------------------


Stock Performance Graph (1)

The following graph compares the cumulative total shareholder return of the Company, the NASDAQ Composite and its peer group named below. The graph assumes a $100 investment at the closing price on January 1, 2001, and reinvestment of dividends on the date of payment without commissions. This table is not intended to forecast future performance of the Company's common stock.

                  Comparison of 5 Year Cumulative Total Return
               Among AAON, Inc., NASDAQ Composite and Peer Group*
                                 2001       2002       2003       2004       2005       2006
                                 ----       ----       ----       ----       ----       ----
AAON INC           Return %                12.98       5.31     -17.21      11.25      48.10
                   Cum $       100.00     112.98     118.97      98.50     109.58     162.28

NASDAQ Composite   Return %               -31.24      50.79       9.16       2.12      10.39
  - Total Returns  Cum $       100.00      68.76     103.68     113.18     115.57     127.58

Peer Group         Return %                 5.84      42.35      20.83       1.36      15.71
                   Cum $       100.00     105.84     150.67     182.06     184.55     213.54

* The peer group consists of American Standard Companies, Fedders Corp., Lennox International, Inc., Mestek, Inc., and LSB Industries, Inc., all of which are in the business of manufacturing air conditioning and heat exchange equipment.

     (1) SEC filings sometimes "incorporate information by reference." This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 as amended, or the Securities Exchange act of 1934, as amended.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated which are included elsewhere in this report.

                                                                     Year Ended December 31,
------------------------------------------------------------------------------------------------------------------

Results of Operations:                           2006           2005           2004           2003           2002
                                                 ----           ----           ----           ----           ----
                                                               (in thousands, except per share data)

Net sales                                   $ 231,460      $ 185,195      $ 171,885      $ 147,890      $ 154,141
Net income                                  $  17,133      $  11,462      $   7,521      $  14,227      $  14,611
Cash dividends declared per
  common share                              $    0.40      $       -      $       -      $       -      $       -
Basic earnings per share                    $    1.39      $     .93      $    0.60      $    1.12      $    1.11
Diluted earnings per share                  $    1.35      $     .90      $    0.58      $    1.07      $    1.06


Weighted average shares outstanding:

         Basic                                 12,304         12,340         12,435         12,685         13,158

         Diluted                               12,652         12,750         12,923         13,251         13,740

                                                                           December 31,
------------------------------------------------------------------------------------------------------------------

Financial Position at End of                     2006           2005           2004           2003           2002
   Fiscal Year:                                  ----           ----           ----           ----           ----
Working capital                             $  36,356      $  33,372      $  27,939      $  35,369      $  21,149
Total assets                                $ 130,056      $ 113,606      $ 105,227      $ 102,085      $  91,713
Long-term and current debt                  $      59      $     167      $     275      $       -      $       -
Stockholders' equity                        $  91,592      $  79,495      $  71,171      $  67,428      $  62,310

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

AAON engineers, manufactures and markets air-conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up units, heat recovery units, condensing units, coils and boilers. Custom units are marketed and sold to retail, manufacturing, educational, medical and other commercial industries. AAON markets units to all 50 states in the United States and certain provinces in Canada. International sales are less than five percent as the majority of all sales are domestic.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. Prices increased by approximately 24% for steel, 42% for aluminum and copper ranged from increases of 175%-400% from 2004 to 2006. The increases resulted in economic challenges to AAON. AAON reviewed and adjusted current pricing strategies, created efficiencies in production, and continued relationships with suppliers in order to mitigate the economic factors of increasing commodity prices. The major component costs include compressors, electric motors and electronic controls, which also increased due to increases in commodities.

Selling, general, and administrative ("SG&A") costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 14 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years. Warranty charges on heat exchangers do not occur frequently.

The office facilities of the Company consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (the "original facility"), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") located across the street from the original facility at 2440 S. Yukon Avenue. The Company utilizes 39% of the expansion facility and the remaining 61% is leased to a third party.

Other operations are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 258,000 square feet (251,000 sq. ft. of manufacturing/warehouse and 7,000 sq. ft. of office space). An additional 15 acres of land was purchased for future expansion in 2004 and 2005 in Longview, Texas. The Company's operations in Burlington, Ontario, Canada, are located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility on a 5.6 acre tract of land.

Set forth below is income statement information and as a percentage of sales with respect to the Company for years 2006, 2005 and 2004:

                                                                      Year Ended December 31,
                                                2006                           2005                           2004
                                                ----                           ----                           ----
                                                                          (in thousands)
Net sales                             $ 231,460        100.0%        $ 185,195        100.0%        $ 171,885        100.0%
Cost of sales                           187,570         81.0%          149,904         81.0%          145,021         84.3%
                                   ---------------  ----------    ---------------  ----------    ---------------  ----------
Gross profit                             43,890         19.0%           35,291         19.0%           26,864         15.7%
Selling, general and
    administrative expenses              18,059          7.8%           17,477          9.4%           15,214          8.9%
                                   ---------------  ----------    ---------------  ----------    ---------------  ----------
Income from operations                   25,831         11.2%           17,814          9.6%           11,650          6.8%
                                   ---------------  ----------    ---------------  ----------    ---------------  ----------
Interest expense                            (81)         0.0%              (16)         0.0%              (38)         0.0%
Interest income                              24          0.0%               67          0.0%              183          0.1%
Other income, net                           424          0.1%              467          0.3%              584          0.3%
                                   ---------------  ----------    ---------------  ----------    ---------------  ----------
Income before income taxes               26,198         11.3%           18,332          9.9%           12,379          7.2%
Income tax provision                      9,065          3.9%            6,870          3.7%            4,858          2.8%
                                   ---------------  ----------    ---------------  ----------    ---------------  ----------
Net income                             $ 17,133          7.4%        $  11,462          6.2%        $   7,521          4.4%
                                   ===============  ==========    ===============  ==========    ===============  ==========

Results of Operations

Key events impacting AAON's cash balance, financial condition, and results of operations in 2006 include the following:

     o An increase in the volume of sales on all product lines due to commercial construction growth and market share gains and effective moderation of commodity costs with purchase agreements and pricing strategies affecting gross margin positively resulted in significantly higher revenues and net income. The large volume of sales also lowered the effect of major fixed costs in general and administrative expenses and occupancy expenses.
     o AAON remained the leader in the industry for environmentally-friendly, energy efficient and quality innovations, utilizing R410A refrigerant and phasing out pollutant causing R22 refrigerant. The phase out of R22 began at the beginning of 2004. AAON also utilizes a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels. AAON continues to utilize sloped condenser coils, and access compartments to filters, motor, and fans. All of these innovations increase the demand for AAON's products thus increasing market share.
     o In February 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash payments of $ 2.5 million were made in 2006, and $2.4 million accrued as a liability for payment in January of 2007.
     o Stock repurchases of AAON stock from employee's 401(k) savings and investments plan was authorized in 2005. AAON continued to repurchase stock from employees throughout 2006, resulting in cash payments of $3.9 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program. The cash received in 2006 from options exercised was $1.3 million.
     o Borrowings under the line of credit were approximately $53.7 million, and $82 thousand in interest expense was paid in 2006. Borrowings under the line of credit where interest is accrued are relatively short and generally paid off within the month incurred or the following month. At the end of 2006 there were no borrowings owed on the line of credit.
     o Purchases of equipment and renovations to manufacturing facilities remained a priority. AAON capital expenditures were $17.8 million. Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production. The Company currently estimates to dedicate $10.0 million to capital expenditures in 2007 for continued growth.

Net Sales

Net sales were approximately $231.5 million, $185.2 million, and $171.9 million in 2006, 2005 and 2004. The highest level of sales occurred in 2006. This increase in sales of $46.3 million or 25.0% resulted from an increase in sales volume from active marketing by sales representatives and pricing strategies in order to keep up with increasing raw materials costs. New commercial construction steadily improved throughout 2006 allowing widening of the market. Management anticipates continued growth throughout 2007. The increase in sales in 2005 of $13.3 million or 7.7% was attributable to both volume and price increases. The increased sales were offset by computer and electrical outages that caused the closing of the Tulsa facility for four days.

Gross Profit

Gross margins in 2006, 2005 and 2004 were $43.9 million, $35.3 million and $26.9 million, respectively. As a percentage of sales, gross margins were 19.0%, 19.0% and 15.7% for the years ended 2006, 2005 and 2004. This stable gross profit percentage from 2005 to 2006 results from adjusting pricing strategies for continued high material costs for raw materials and components. Management anticipates the moderation of commodity costs through relationships with suppliers and price decreases in certain commodity costs will only enhance already increased margins. Certain labor efficiencies were also experienced in 2006 adding to the positive gross margin. The lower gross margins from 2004 resulted from high material costs, and higher than normal repair expenses to moderate sheet metal down time. Due to an increase in the volume of sales, actual gross profit for 2006 increased by $8.6 million from 2005 and $8.4 million from 2004.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. Raw materials prices increased approximately 24% for steel, 42% for aluminum and copper increases ranged from 175% to 400% from 2004 to 2006, causing increased inventory costs. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs, as steel, copper and aluminum are used in the manufacturing of their products; therefore the Company is also experiencing price increases from component part suppliers. The Company instituted several price increases from 2004 to 2006 to customers in an attempt to offset the continued increases in steel, copper and aluminum. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months. In many instances, due to significant price increases in 2004, suppliers refused to sell materials at the originally negotiated six-month or one year purchase order price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.1 million, $17.5 million and $15.2 million for the years ended 2006, 2005 and 2004. The increase in selling, general and administrative expenses was caused primarily by an increase in sales expenditures for an increased sales force and active marketing, salary increases in salaries for selling, general and administrative personnel were approved in 2006 and increased net income caused an increase in profit sharing. There were additional non-cash compensation costs for the fair value of stock options granted to employees in accordance with the adoption of SFAS 123(R). These increases were partially offset by a decrease of $1.9 million in warranty expenses in the fourth quarter of 2006 based on changes in the estimated accrual from actual warranty costs and occurrences due to quality improvements. In 2005 an increase of $2.3 million (15.1%) compared to 2004 occurred due primarily to an increase in professional fees, computer consulting, internal accounting expenses resulting from Sarbanes Oxley requirements, employee profit sharing and a full year of expenses associated with the Canadian facility. The asset acquisition for the Canadian facilities occurred May 4, 2004.

Interest Expense

Interest expense in 2006 was $81,000, $16,000 and $38,000 for the years ended 2006, 2005 and 2004. The increase in interest expense of $65,000 in 2006 was due to an increase in average borrowings under the revolving credit facility and increases in interest rates. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (6.95% at December 31, 2006). Average borrowings under the revolving credit facility are typically paid in full within the month of borrowing or the following month. The reduction in interest expense in 2005 from 2004 was due to lower average borrowings under the credit facility.

Interest Income

Interest income was $24,000, $67,000 and $183,000 in 2006, 2005 and 2004
respectively. The decrease in interest income is due to lower balances in certificates of deposit and short-term money markets.

Other Income

Other income was $424,000, $467,000 and $584,000 in 2006, 2005 and 2004,
respectively. Other income is attributable primarily to rental income from the Company's expansion facility. All expenses associated with the facility that are allocated to the rental portion of the building are included in other income. The Company plans to continue to monetize the expansion facility until it is needed for increased capacity.

Analysis of Liquidity and Capital Resources

AAON's working capital and capital expenditure requirements are generally met through net cash provided by operations and the revolving bank line of credit.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities has fluctuated from year to year. Net cash provided by operating activities was approximately $19.4 million, $12.0 million and $16.2 million in fiscal years 2006, 2005 and 2004, respectively. The year-to-year variances are primarily from results of changes in net income, accounts receivable, inventories held by the Company, accounts payable and accrued liabilities.

Net income for fiscal year 2006 was approximately $17.1 million, an increase of $5.7 million from fiscal year 2005, due primarily to increased volume of sales, adjusted pricing strategies to compensate for higher raw materials costs, innovative and efficient products, as well as strong economic growth of the commercial construction industry. The increase in net income during fiscal year 2005 compared to fiscal year 2004 was also due to increased volume in sales and adjusted pricing strategies.

Depreciation expense for December 31, 2006, 2005 and 2004 was $9.1 million, $8.5 million and $5.7 million, respectively. The continued increase is due to increased capital expenditure purchases for growth and production efficiencies. The Company adopted SFAS 123(R) in 2006, share-based compensation, which decreased net income by $0.5 million. Share-based compensation was not applicable in 2005 or 2004. Both depreciation expense and share-based compensation expense decreased net income but had no effect on operating cash.

Accounts receivable balances have continued to increase in 2005 and 2006 from the increase in sales. Accounts receivable increased by $4.3 million at December 31, 2006 compared to December 31, 2005. The increase at December 31, 2005 from December 31, 2004 was $5.4 million.

Inventories increased by approximately $5.8 million, $2.8 million and $0.7 million at December 31, 2006, 2005 and 2004, respectively. The leading factor in the increase is primarily related to the valuation of inventories since 2004 due to higher raw material and component parts costs. The increase is also attributable to procurement of inventory to accommodate an increase of sales. The increase in 2005 from 2004 is related to increased sales and valuation of inventory.

Prepaid expenses decreased by $0.8 million at December 31, 2006 compared to an increase of $0.6 million at December 31, 2005. This decrease was primarily related to prepaid copper inventory at 2005 pricing for 2006 material requirements that was included in prepaid expenses at December 31, 2005.

Accounts payable and accrued liabilities increased by $4.3 million, $2.3 million and $4.5 million at December 31, 2006, 2005 and 2004. The increase in 2006 related to commissions payable and timing of payments to vendors. The change from December 31, 2005, compared to December 31, 2004, was also attributable to timing of commissions payable and payments to vendors.

Cash Flows Used in Investing Activities. Cash flows used in investing activities were $16.8 million, $8.2 million and $11.7 million in 2006, 2005 and 2004, respectively. The increase in cash flows used in investing activities in 2006 were primarily related to capital expenditures of $17.8 million for additions of machinery and equipment for increased efficiency and a manufacturing addition at the Longview facility. Cash flows used in investing activities in 2005 consisted primarily of capital expenditures of $10.1 million for additions of machinery and equipment and an office renovation for the facility located in Longview. Cash flows used in investing activities in 2004 related to capital expenditure additions totaling $17.0 million, reflecting primarily additions to machinery and equipment, a sheet metal facility at the Tulsa plant and renovations made to the Company's Tulsa manufacturing and Longview office facilities. Management properly utilizes cash flows provided from operating activities to fund capital expenditures that are expected to spur growth and create efficiencies. Due to anticipated production demands, the Company expects to expend approximately $10.0 million in 2007 for equipment requirements. The Company expects the cash requirements to be provided from cash flows from operations.

In 2006, the Company invested a total of $2 million in certificates of deposit, the latest one maturing in July of 2006. In 2005, the Company invested $1 million in a certificate of deposit, which matured in the first quarter of 2006. In 2002, the Company invested $10 million in a certificate of deposit that matured in 2004 and an additional $3 million was invested in certificate of deposits in 2004, which matured in the first quarter of 2005. In 2004, additional funds were used to acquire certain Canadian assets and liabilities.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $3.3 million, $4.2 million and $9.9 million in 2006, 2005 and 2004, respectively. The increase of cash used in financing activities primarily relates to cash dividends declared and paid and the continued repurchase of the Company's stock.

The Company utilizes the revolving line of credit as described below in 'General' to meet certain short-term cash demands based on current liquidity at the time. The Company accessed $53.7 million of borrowings under the line of credit and paid each separate borrowing within the month the borrowing occurred or the following month, resulting in no net borrowings under the revolving line of credit at December 31, 2006. The Company utilized the revolving line of credit in 2005 and 2004 for short-term cash demands in the amount of $21.1 million and $45.5 million, respectively. The Company had no net borrowings/(repayments) in 2005, and had $(5.4) million in 2004

The Company received cash from stock options exercised of $1.3 million and classified the tax benefit of stock options exercised of $1.9 million in financing activities in 2006. The Company received cash from stock options exercised for the years ended 2005 and 2004 of $820,000 and $478,000, respectively.

In October 2002, the Company's Board of Directors authorized a stock buyback program to repurchase up to 1,325,000 shares of stock. The Company repurchased shares of stock under the authorized stock buyback programs in 2006, 2005 and 2004. The Company repurchased shares of stock from employees' 401(k) savings and investment plan and other incentive plans in 2006 in the amount of $3.9 million for 167,000 shares of stock. There were 182,900 shares of stock repurchased for a total of $4.9 million and 265,100 shares of stock repurchased for a total of $5.0 million in 2005 and 2004, respectively.

In February of 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash dividend payments of $2.5 million were made in 2006, and $2.4 million declared and accrued as a liability in December 2006 for payment in January of 2007. Board approval is required to determine the date of declaration for each semi-annual payment. Prior to 2006, no cash dividends had been declared or paid.

General

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $600,000. The letter of credit is a requirement of the Company's workers compensation insurance and was extended in 2006 and will expire on December 31, 2007. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (6.95% at December 31, 2006). No fees are associated with the unused portion of the committed amount. At December 31, 2006 and December 31, 2005, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at December 31, 2006, were $14.6 million. The credit facility previously required the Company to maintain a certain financial ratio and prohibited the declaration of cash dividends. On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock. In conjunction with the Board's vote on February 14, 2006, the restriction of payments of dividends was waived by the lender and removed from the covenants with the renewal of the line of credit on July 30, 2006. At December 31, 2006, the Company was in compliance with its financial ratio covenants. On July 30, 2006, the Company renewed the line of credit with a maturity date of July 30, 2007.

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for fiscal year 2007 and the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, its ability to authorize dividend cash payments, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at December 31, 2006, see Note 4 to the financial statements included in this report.

Commitments and Contractual Agreements

The Company is a party to several short-term, cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.

The Company has cancelable commitments to purchase machinery and equipment at a cost of $4.8 million.

The following table summarizes the Company's long-term debt and other contractual agreements as of December 31, 2006:

                                                                               Payments Due By Period
                                                                                   (in thousands)

                                                                    Less Than 1          1-3             4-5           After 5
                                                    Total              Year             Years           Years           years
                                               ---------------    ---------------    -----------     -----------   -------------
Long-term debt and capital leases                  $    59            $    59          $     -         $     -        $     -
Estimated interest payments on fixed
  rate long-term debt and capital leases                 1                  1                -               -              -
Operating lease obligations                              5                  5                -               -              -
Purchase commitments                               $ 4,776            $ 4,776                -               -              -
                                               ---------------    ---------------    -----------     -----------   -------------
Total contractual obligations                      $ 4,841            $ 4,841          $     -         $     -        $     -
                                               ===============    ===============    ===========     ===========    =============

The fixed rate interest on long-term debt includes the amount of interest due on the Company's fixed rate long-term debt. These amounts do not include interest on the Company's variable rate obligation related to the Company's revolving credit facility.

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

The following accounting policies may involve a higher degree of estimation or assumption:

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends in collections and write-offs, current customer status, the age of the receivable, economic conditions and other information. Aged receivables are reviewed on a monthly basis to determine if the reserve is adequate and adjusted accordingly at that time. The evaluation of these factors involves complex, subjective judgments. Thus, changes in these factors or changes in economic circumstances may significantly impact the consolidated financial statements.

Inventory Reserves - The Company establishes a reserve for inventories based on the change in inventory requirements due to product line changes, the feasibility of using obsolete parts for upgraded part substitutions, the required parts needed for part supply sales, replacement parts and for estimated shrinkage.

Warranty - A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. The warranty period is: for parts only, the earlier of one year from the date of first use or 14 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years. Warranty expense is estimated based on the Company's warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue. Warranty charges associated with heat exchanges do not occur frequently.

Due to the absence of warranty history on new products, an additional provision may be made for such products. The Company's estimated future warranty cost is subject to adjustment from time to time depending on changes in actual warranty trends and cost experience. Should actual claim rates differ from the Company's estimates, revisions to the estimated product warranty liability would be required.

Medical Insurance - A provision is made for medical costs associated with the Company's Medical Employee Benefit Plan, which is primarily a self-funded plan. A provision is made for estimated medical costs based on historical claims paid and any known potential of significant future claims. The plan is supplemented by employee contributions and an excess policy for claims over $100,000 each.

Historically, actual results have been within management's expectations.

Stock Compensation - The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment, effective January 1, 2006. Applying this standard to value equity-based compensation requires the Company to use significant judgment and to make estimates, particularly for the assumptions used in the Black-Scholes valuation model, such as stock price volatility and expected option lives, as well as for the expected option forfeiture rates. In accordance with the Statement the Company measures the cost of employee services received in exchange for an award of equity instruments using the Black-Scholes valuation model to calculate the grant-date fair value of the award. The compensation cost is recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period.

                                      -16

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") released SFAS No.151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. The Statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new Statement also requires that allocation of fixed production overhead costs should be based on normal capacity of the production facilities. The Company adopted this Statement on January 1, 2006. The adoption of this Statement did not have a material impact on the Company's Consolidated Financial Statements.

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and FAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless if it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of this Statement did not have a material impact on the Company's Consolidated Financial Statements for the year ended 2006.

In July 2006, the FASB released Financial Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is "more likely than not" of being sustained on an audit basis solely on the technical merits of the position. FIN 48 also requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is in the process of determining the effect FIN 48 will have on the Company's Consolidated Financial Statements and presently does not believe the adoption will have a material effect on the Company's Consolidated Financial Statements.

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 for the year ended December 31, 2006. The adoption did not have a material impact on the Company's Consolidated Financial Statements as of December 31, 2006.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In 2005, the FASB released SFAS 123(R), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period. The Statement applies to all awards granted and any unvested awards at December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition method of SFAS No. 123(R) Share-Based Payment (SFAS
123R), using the modified-prospective-transition method. The Company incurred $500,000 in non-cash expenditures for the year ended December 31, 2006 due to the adoption of SFAS 123(R).

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility, which bears variable interest based upon a prime or LIBOR rate. The Company had no outstanding balance as of December 31, 2006.

Foreign sales accounted for less than approximately 5% of the Company's sales in 2006 and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with SFAS No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions denominated in Canadian currency are included in the results of operations as incurred. The exchange rate of the United States dollar to the Canadian dollar was $0.859 and $0.862 at December 31, 2005 and December 31, 2006.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months. However, from 2004 to 2006 cost increases in basic commodities, such as steel and aluminum, rose by 24% and 42%, copper increases ranged from 175% to 400%, and impacted profit margins.

The Company does not utilize derivative financial instruments to hedge its interest rate, foreign currency exchange rate or raw materials price risks.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included commencing at page 29.


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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2006.


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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

AAON's independent registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting.


Date:  March 13, 2007                               /s/ Norman H. Asbjornson
                                                    Norman H. Asbjornson
                                                    ---------------------------
                                                    Chief Executive Officer


                                                    /s/ Kathy I. Sheffield
                                                    ---------------------------
                                                    Kathy I. Sheffield
                                                    Chief Financial Officer


          (c)  Report of Independent Registered Public Accounting Firm


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors and
Stockholders of AAON, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (management's assessment), that AAON, Inc. (a Nevada corporation) and subsidiaries (collectively, the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that AAON, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AAON, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AAON, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

                                                  /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 12, 2007



          (d)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B.  Other Information.

None.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2007 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2007 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

Transactions with Related Persons

In 2006, the Company did not enter into any new related party transactions and has no preexisting related party transactions.

AAON's Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws and rules and regulations. In 2006, the Company did not enter into any new related party transactions and has no preexisting related party transactions.

Director Independence

The Board has adopted director independence standards that meets and/or exceed listing standards set by NASDAQ. NASDAQ has set forth six applicable tests and requires that a director who fails any of the tests be deemed not independent. In 2006, the Board affirmatively determined that Messrs. Naugle, Pantaleoni, Ryan, Short and Stephenson are independent. As an employee, Mr. Asbjornson is not independent, and because he is a member of the law firm that serves as General Counsel to the Company, the Board has determined that Mr. Johnson should not be deemed independent. In addition, each member of the Audit Committee and the Compensation Committee is independent.

The Company's director independence standards are as follows:

It is the policy of the Board of Directors that a majority of the members of the Board consist of directors independent of the Company and of the Company's management. For a director to be deemed "independent," the Board shall affirmatively determine that the director has no material relationship with the Company or its affiliates or any member of the senior management of the Company or his or her affiliates. In making this determination, the Board applies, at a minimum and in addition to any other standards for independence established under applicable statutes and regulations as outlined by the NASDAQ listing standards, the following standards, which it may amend or supplement from time to time:

o A director who is, or has been within the last three years, an employee of the Company, or whose immediate family member is, or has been within the last three years a Named Officer, of the Company can not be deemed independent. Employment as an interim Chairman or Chief Executive Officer will not disqualify a director from being considered independent following that employment.

o A director who has received, or who has an immediate family member who has received, during any twelve-month period within the last three years, more than $60,000 in direct compensation from the Company, other than director and committee fees and benefits under a tax-qualified retirement plan, or non-discretionary compensation for prior service (provided such compensation is not contingent in any way on continued service), can not be deemed independent. Compensation received by a director for former service as an interim Chairman or Chief Executive Officer and compensation received by an immediate family member for service as a non-executive employee of the Company will not be considered in determining independence under this test.

o A director who (A) is, or whose immediate family member is, a current partner of a firm that is the Company's external auditor; (B) is a current employee of such a firm; or (C) was, or whose immediate family member was, within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company's audit within that time can not be deemed independent.

o A director who is, or whose immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company's present Named Officers at the time serves or served on that company's compensation committee can not be deemed independent.

o A director who is a current employee or general partner, or whose immediate family member is a current executive officer or general partner, of an entity that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $200,000 or 5% of such other entity's consolidated gross revenues, other than payments arising solely from investments in the Company's securities or payments under non-discretionary charitable contribution matching programs, can not be deemed independent.

For purposes of the independence standards set forth above, the terms:

     o "affiliate" means any consolidated subsidiary of the Company and any other Company or entity that controls, is controlled by or is under common control with the Company;

     o "executive officer" means an "officer" within the meaning of Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended; and

     o "immediate family" means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone (other than employees) sharing a person's home, but excluding any person who is no longer an immediate family member as a result of legal separation or divorce, death or incapacitation.

The Board undertakes an annual review of the independence of all non-employee directors. In advance of the meeting at which this review occurs, each non-employee director is asked to provide the Board with full information regarding the director's business and other relationships with the Company and its affiliates and with senior management and their affiliates to enable the Board to evaluate the director's independence.

Directors have an affirmative obligation to inform the Board of any material changes in their circumstances or relationships that may impact their designation by the Board as "independent." This obligation includes all business relationships between, on the one hand, Directors or members of their immediate family, and, on the other hand, the Company and its affiliates or members of senior management and their affiliates, whether or not such business relationships are subject to any other approval requirements of the Company.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2007 Annual Meeting of Stockholders.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.

          (a)  Financial statements.
                    See Index to Consolidated Financial Statements on page 27.

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

              (23)        Consent of Grant Thornton LLP

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

        (iii) Incorporated herein by reference to the Company's Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

        (iv) Incorporated by reference to exhibit to the Company's Form 8-K dated July 30, 2004.

        (v) Incorporated herein by reference to exhibit to the Company's Form 8-K dated August 25, 2006

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

                                   AAON, INC.


Dated:  March 13, 2007             By:        /s/ Norman H. Asbjornson
                                        ----------------------------------------
                                             Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 13, 2007                        /s/ Norman H. Asbjornson
                                         ---------------------------------------
                                                  Norman H. Asbjornson
                                                 President and Director
                                              (principal executive officer)


Dated:  March 13, 2007                         /s/ Kathy I. Sheffield
                                         ---------------------------------------
                                                   Kathy I. Sheffield
                                                        Treasurer
                                              (principal financial officer
                                            and principal accounting officer)


Dated:  March 13, 2007                        /s/ John B. Johnson, Jr.
                                         ---------------------------------------
                                                  John B. Johnson, Jr.
                                                      Director


Dated:  March 13, 2007                        /s/ Thomas E. Naugle
                                         ---------------------------------------
                                                  Thomas E. Naugle
                                                      Director


Dated:  March 13, 2007                        /s/ Anthony Pantaleoni
                                         ---------------------------------------
                                                  Anthony Pantaleoni
                                                      Director


Dated:  March 13, 2007                        /s/ Jerry E. Ryan
                                         ---------------------------------------
                                                  Jerry E. Ryan
                                                      Director


Dated:  March 13, 2007                        /s/ Jack E. Short
                                         ---------------------------------------
                                                  Jack E. Short
                                                      Director


Dated:  March 13, 2007                        /s/ Charles C. Stephenson, Jr.
                                         ---------------------------------------
                                                  Charles C. Stephenson, Jr.
                                                      Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm
   - Grant Thornton LLP                                                      28

Consolidated Balance Sheets                                                  29

Consolidated Statements of Income                                            30

Consolidated Statements of Stockholders' Equity and Comprehensive Income     31

Consolidated Statements of Cash Flows                                        32

Notes to Consolidated Financial Statements                                   33

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors and
Stockholders of AAON, Inc.

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada Corporation) and subsidiaries (collectively, the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AAON, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed unqualified opinions on the effectiveness of internal control over financial reporting and management's evaluation thereof.


                                                   /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 12, 2007

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                                                                        December 31,
                                                                                   2006               2005
                                                                            -------------------------------------
                                                                            (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                                    $      288         $     837
   Certificate of deposit                                                                -             1,000
   Accounts receivable, net                                                         36,748            32,487
   Inventories, net                                                                 29,502            23,708
   Prepaid expenses and other                                                          267             1,041
   Deferred tax asset                                                                3,954             3,877
                                                                            ------------------ ------------------
Total current assets                                                                70,759             62,950
   Property, plant and equipment, net                                               59,222             50,581
   Note receivable, long term                                                           75                 75
                                                                            ------------------ ------------------
Total assets                                                                    $  130,056         $  113,606
                                                                            ================== ==================

Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt                                                 59                108
   Accounts payable                                                                 15,821             11,643
   Dividends payable                                                                 2,465                  -
   Accrued liabilities                                                              16,058             17,827
                                                                            ------------------ ------------------
Total current liabilities                                                           34,403             29,578

Long-term debt, less current maturities                                                  -                 59

Deferred tax liability                                                               4,061              4,474

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                                        -                  -
   Common stock, $.004 par value, 50,000,000 shares
     authorized, 12,338,832 and 12,233,558 issued  and
     outstanding at December 31, 2006 and 2005, respectively                            49                 49
   Additional paid in capital                                                          210                  -
   Accumulated other comprehensive  income                                             667                513
   Retained earnings                                                                90,666             78,933
                                                                            ------------------ ------------------
Total stockholders' equity                                                          91,592             79,495
                                                                            ------------------ ------------------
Total liabilities and stockholders' equity                                      $  130,056         $  113,606
                                                                            ================== ==================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                                                               Year Ending December 31,
                                                                         2006            2005            2004
                                                                  -----------------------------------------------
                                                                      (in thousands, except per share data)
Net sales                                                            $  231,460      $  185,195      $  171,885
Cost of sales                                                           187,570         149,904         145,021
                                                                  -----------------------------------------------
Gross profit                                                             43,890          35,291          26,864
Selling, general and administrative expenses                             18,059          17,477          15,214
                                                                  -----------------------------------------------
Income from operations                                                   25,831          17,814          11,650

Interest expense                                                            (81)            (16)            (38)
Interest income                                                              24              67             183
Other income, net                                                           424             467             584
                                                                  -----------------------------------------------
Income before income taxes                                               26,198          18,332          12,379
Income tax provision                                                      9,065           6,870           4,858
                                                                  -----------------------------------------------
Net income                                                           $   17,133      $   11,462      $    7,521
                                                                  ===============================================

Earnings per share:
   Basic                                                             $     1.39      $     0.93      $     0.60
                                                                  ===============================================
   Diluted                                                           $     1.35      $     0.90      $     0.58
                                                                  ===============================================
Weighted average shares outstanding:
   Basic                                                                 12,304          12,340          12,435
                                                                  ===============================================
   Diluted                                                               12,652          12,750          12,923
                                                                  ===============================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                                                        Accumulated
                                                                                           Other
                                                Common Stock            Paid-in        Comprehensive        Retained
                                             Shares        Amount       Capital           Income            Earnings        Total
                                         -------------------------------------------------------------------------------------------
                                                                             (in thousands)
Balance at December 31, 2003                   12,520      $  50             $   -        $    -            $ 67,378     $ 67,428
Comprehensive income:
     Net income                                     -          -                 -             -               7,521        7,521
     Foreign currency translation
         adjustment                                 -          -                 -           247                   -          247
                                                                                                                        ------------
Total comprehensive income                                                                                                  7,768
Stock options exercised, including tax
   benefits                                        95          -               954             -                   -          954
Stock repurchased and retired                    (265)        (1)             (954)            -              (4,024)      (4,979)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2004                   12,350         49                 -           247              70,875       71,171
Comprehensive income:
     Net income                                     -          -                 -             -              11,462       11,462
     Foreign currency translation
         adjustment                                 -          -                 -           266                   -          266
                                                                                                                        ------------
Total comprehensive income                                                                                                 11,728
Stock options exercised, including tax
   benefits                                       162          1             1,507             -                   -        1,508
Stock repurchased and retired                    (278)        (1)           (1,507)            -              (3,404)      (4,912)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2005                   12,234         49                 -           513              78,933       79,495
Comprehensive income:
      Net income                                    -          -                 -             -              17,133       17,133
      Foreign currency translation
          adjustment                                -          -                 -           154                   -          154
                                                                                                                        ------------
   Total comprehensive income                                                                                              17,287
Stock options exercised, including tax
   benefits                                       272          -             3,108             -                   -        3,108
Share-based compensation                            -          -               500             -                   -          500
Stock repurchased and retired                    (167)         -            (3,398)            -                (457)      (3,855)
Dividends declared                                  -          -                 -             -              (4,943)      (4,943)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2006                   12,339      $  49             $ 210        $  667            $ 90,666     $ 91,592
                                         ===========================================================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                                                                Year Ended December 31,
                                                                           2006          2005          2004
                                                                      ------------------------------------------
                                                                                     (in thousands)
Operating Activities
   Net income                                                           $ 17,133      $ 11,462      $  7,521
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                        9,146         8,503         5,732
       Provision for losses on accounts receivable                           (61)           68           521
       Share-based compensation                                              500             -             -
       Excess tax benefits from stock options exercised                   (1,852)            -             -
       (Gain)/Loss on disposition of assets                                    -           130             4
       Deferred income taxes                                                (510)       (1,696)          434
       Changes in assets and liabilities, net of effects of
         acquisition:
           Accounts receivable                                            (4,195)       (5,366)       (4,002)
           Inventories                                                    (5,790)       (2,840)         (698)
           Prepaid expenses and other                                        776          (563)        2,175
           Accounts payable                                                4,178        (1,269)        1,329
           Accrued liabilities                                               103         3,537         3,143
                                                                      ------------------------------------------
Net cash provided by operating activities                                 19,428        11,966        16,159
                                                                      ------------------------------------------
Investing Activities
Cash paid for acquisition                                                      -             -        (1,778)
Proceeds from sale of property, plant and equipment                            -            30            13
Proceeds from matured certificate of deposit                               3,000         3,000        10,000
Investment in certificate of deposit                                      (2,000)       (1,000)       (3,000)
Notes receivable, long-term                                                    -           (75)            -
Capital expenditures                                                     (17,781)      (10,144)      (16,976)
                                                                      ------------------------------------------
Net cash used in investing activities                                    (16,781)       (8,189)      (11,741)
                                                                      ------------------------------------------
Financing Activities
Borrowings under revolving credit agreement                               53,706        21,143        45,471
Payments under revolving credit agreement                                (53,706)      (21,143)      (50,827)
Payments on long-term debt                                                  (108)         (108)            -
Stock options exercised                                                    1,256           820           478
Excess tax benefit from stock options exercised                            1,852             -             -
Repurchase of stock                                                       (3,855)       (4,912)       (4,979)
Cash dividends paid to stockholders                                       (2,478)            -             -
                                                                      ------------------------------------------
Net cash used in financing activities                                     (3,333)       (4,200)       (9,857)
                                                                      ------------------------------------------
Effects of exchange rate of cash                                             137           266           247
                                                                      ------------------------------------------
Net increase (decrease) in cash                                             (549)         (157)       (5,192)
                                                                      ------------------------------------------
Cash and cash equivalents, beginning of year                                 837           994         6,186
                                                                      ------------------------------------------
Cash and cash equivalents, end of year                                  $    288      $    837      $    994
                                                                      ===========================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 2006

1. Business, Summary of Significant Accounting Policies and Other Financial Data

AAON, Inc. (the Company, a Nevada corporation) is engaged in the manufacture and sale of air conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, coils and boilers through its wholly-owned subsidiaries, AAON, Inc. (AAON, an Oklahoma corporation), AAON Coil Products, Inc. (ACP, a Texas corporation), and AAON Canada, Inc., d/b/a Air Wise (AAON Canada, an Ontario corporation). AAON Properties, Inc., (an Ontario corporation) is the lessor of property in Burlington, Ontario, Canada, to AAON Canada. The consolidated financial statements include the accounts of the Company and its subsidiaries, AAON, ACP, AAON Canada and AAON Properties Inc. All significant intercompany accounts and transactions have been eliminated.

Currency
--------
Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions denominated in Canadian currency are included in the results of operations as incurred.

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

Actual results could differ materially from those estimates.

Revenue Recognition
-------------------
The Company recognizes revenues from sales of products at the time of shipment. For sales initiated by independent manufacturer representatives, the Company recognizes revenues net of the representatives' commission.

Acquisition
-----------
On May 4, 2004, the Company (through AAON Canada, Inc.) acquired certain assets and assumed certain liabilities of Air Wise Inc. of Mississauga, Ontario, Canada for a total cost of $1,778,000. Air Wise is engaged in the engineering, manufacturing, and sale of custom air-handling units, make-up air units and packaged rooftop units for commercial and industrial buildings. The acquisition complemented and expanded the products the Company manufactures and adds significant additional capabilities for future growth. The purchase was paid for by cash flow generated from operations. Subsequent to May 4, 2004, AAON Canada Inc.'s activity is included in the Company's results of operations.

The Air Wise acquisition purchase price was allocated as of May 4, 2004, as follows:

                                                         U.S.
                                                        Dollar
                                                  ------------------
                                                    (in thousands)

          Accounts receivable                             $ 1,087
          Inventory                                           459
          Fixed assets                                        277
          Accrued warranty liability                          (45)
                                                  ------------------
          Total purchase price                            $ 1,778
                                                  ==================

The Air Wise acquisition is not material for pro forma disclosure purposes.

On July 29, 2004, the Company (through AAON Properties, Inc.) purchased property in Burlington, Canada, to relocate AAON Canada, Inc. The purchase will allow the Company to enlarge and further expand its production capabilities. The purchase price totaled $1,100,000.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Concentrations
--------------
The Company's customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for less than 5% of revenues in 2006. At December 31, 2006 and 2005, the two customers having the highest account balances represented approximately 3.5% and 1% respectively, of total accounts receivable.

Sales to customers representing 10% or greater of total sales consist of the following:
                                           Year Ended December 31,
                                          2006         2005         2004
                                      ------------ ------------ ------------

     Wal-Mart Stores, Inc.                   *            *          14%

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                              December 31,
                                                                         2006              2005
                                                                 -----------------------------------
                                                                          (in thousands)
Accounts receivable                                                  $   37,014        $   33,172
Less: allowance for doubtful accounts                                      (266)             (685)
                                                                 -----------------------------------
Total, net                                                           $   36,748        $   32,487
                                                                 ===================================

                                                               Year Ended December 31,
                                                       2006              2005              2004
                                                 ---------------------------------------------------
                                                                  (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                    $      685        $      717        $    1,145
   Provision for losses on accounts receivable            589               634               860
   Adjustments to provision                              (648)             (566)             (339)
   Accounts receivable written off, net of
     recoveries                                          (360)             (100)             (949)
                                                 --------------- ----------------- ---------------
   Balance, end of period                          $      266        $      685        $      717
                                                 =============== ================= ===============

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Inventories
-----------
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. Inventory balances at December 31, 2006 and 2005, and the related changes in the allowance for excess and obsolete inventories account for the three years ended December 31, 2006, are as follows:

                                                                                       December 31,
                                                                                   2006             2005
                                                                             --------------------------------
                                                                                     (in thousands)
Raw materials                                                                   $  25,977        $  18,256
Work in process                                                                     2,226            1,981
Finished goods                                                                      1,649            3,821
                                                                             ---------------  ---------------
                                                                                   29,852           24,058
Less:  allowance for excess and obsolete inventories                                 (350)            (350)
                                                                             ---------------  ---------------
Total, net                                                                      $  29,502        $  23,708
                                                                             ===============  ===============

                                                                         Year Ended December 31,
                                                                  2006             2005              2004
                                                             ------------------------------------------------
                                                                              (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                                $     350        $   1,050        $    1,050
   Provision for excess and obsolete inventories                       -                -                 -
   Adjustments to reserve                                              -             (700)                -
                                                             ------------------------------------------------
   Balance, end of period                                      $     350        $     350        $    1,050
                                                             ================================================

At December 31, 2005, the Company had prepaid $776,000 for copper, at 2005 pricing, for 2006 material requirements. This amount is included as "prepaid expenses and other" in the Company's Consolidated Balance Sheet at December 31, 2005. There were no prepaid materials as of December 31, 2006.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are stated at cost. Maintenance and repairs, including replacement of minor items, are charged to expense as incurred; major additions to physical properties are capitalized. Property, plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

         Description                                         Years
------------------------------------------------------- ---------------
Buildings                                                    10-30
Machinery and equipment                                       3-15
Furniture and fixtures                                         2-5

At December 31, property, plant and equipment were comprised of the following:

                                                   2006            2005
                                             -------------------------------
                                                     (in thousands)

Land                                            $   2,196       $   2,193
Buildings                                          31,272          28,953
Machinery and equipment                            74,053          58,983
Furniture and fixtures                              5,883           5,514
                                             -------------------------------
                                                  113,404          95,643
Less:  accumulated depreciation                   (54,182)        (45,062)
                                             -------------------------------
Total, net                                      $  59,222       $  50,581
                                             ===============================

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, management's estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Management determined no impairment was required during 2006, 2005 and 2004.

Commitments and Contractual Agreements
--------------------------------------
The Company is a party to several short-term, cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.

The Company has cancelable commitments to purchase machinery and equipment at a cost of $4.8 million.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Accrued Liabilities
-------------------
At December 31, accrued liabilities were comprised of the following:

                                                   2006            2005
                                             -------------------------------
                                                     (in thousands)

Warranty                                       $    5,572       $   6,282
Commissions                                         6,862           8,037
Payroll                                             1,890           1,215
Income taxes                                            -             623
Workers' compensation                                 494             555
Medical self-insurance                                837             664
Other                                                 403             451
                                             -------------------------------
Total                                          $   16,058       $  17,827
                                             ===============================

Warranties
----------
A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues. Warranty expense was $2.4 million, $3.6 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Changes in the Company's warranty accrual during the years ended December 31, 2006, 2005 and 2004 are as follows:

                                                                2006           2005          2004
                                                          -------------------------------------------
                                                                           (in thousands)
Balance, beginning of the year                               $  6,282       $  6,301      $  6,020
Payments made                                                  (3,128)        (3,641)       (3,493)
Warranties issued                                               4,343          3,622         3,774
Changes in estimate related to preexisting warranties          (1,925)             -             -
                                                          -------------------------------------------
Balance, end of period                                       $  5,572       $  6,282      $  6,301
                                                          ===========================================

The provision for warranties was decreased due to a change in estimate related to preexisting warranties occurring in the fourth quarter of 2006. The change in estimate was due to factors stated above, such as current information on historical trends and a reduction in identifiable warranty issues.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Earnings Per Share
------------------
The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Years Ended,
                                                   2006                 2005                2004
                                            ---------------------------------------------------------
                                                 (in thousands, except share and per share data)
Numerator:

Net income                                       $ 17,133             $ 11,462            $  7,521
                                            ================     ================    ================
Denominator:
Denominator for basic earnings per share-
   Weighted average shares                     12,304,072           12,339,998          12,435,473
Effect of dilutive stock options                  348,331              409,800             487,896
                                            ----------------     ----------------    ----------------
Denominator for diluted earnings per
share -
    Weighted average shares                    12,652,403           12,749,798          12,923,369
                                            ================     ================    ================
Basic earnings per share                         $   1.39             $   0.93            $   0.60
                                            ================     ================    ================
Diluted earnings per share                       $   1.35             $   0.90            $   0.58
                                            ================     ================    ================

Anti-dilutive shares                              155,500              115,250              72,250
                                            ================     ================    ================
Weighted average exercise price                  $  24.82             $  18.85            $  19.40
                                            ================     ================    ================

Advertising
-----------
Advertising costs are expensed as incurred. Advertising expense was $549,000, $506,000 and $615,000 for the years ending December 31, 2006, 2005 and 2004, respectively.

Research and Development
------------------------
Research and development costs are expensed as incurred. Research and development expense was $1,974,000, $1,681,000 and $1,072,000 for the years ending December 31, 2006, 2005 and 2004, respectively.

Shipping and Handling
---------------------
The Company incurs shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues.

Profit Sharing Bonus Plan
-------------------------
The Company maintains a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees who are actively employed and working on the first day of the calendar quarter and remain continuously, actively employed and working on the last day of the quarter and who work at least 80% of the quarter. Profit sharing expense was $3,286,000, $2,075,000 and $1,408,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Defined Contribution Plan - 401(k)
----------------------------------
The Company sponsors a defined contribution benefit plan. Eligible employees may make contributions at a minimum of 1% and a maximum of 50% of compensation. In addition, effective May 30, 2005, the Plan was amended to provide for automatic enrollment in the Plan and provided for an automatic increase to the deferral percent at January 1st of each year and each year thereafter, unless the employee elects to decline the automatic increase and enrollment. Beginning with pay periods after May 30, 2005, the one year enrollment waiting period was waived. Administrative expenses paid by the Company for the plan were $85,300, $68,600 and $69,900 for the years ended 2006, 2005 and 2004, respectively.

After January 1, 2006, the Company matching increased to 50% of the employee's salary deferral up to the first 7% of compensation. Prior to January 1, 2006 the Company matched 100% of the employee's salary deferral up to the first 3% of compensation. The Company contributes in the form of cash and directs the investment to shares of AAON Stock. No other purchases of AAON stock are permitted. Employees are 100% vested in salary deferral contributions and vest proportionately over 6 years in employer matching contributions. The Company made matching contributions of $1,033,000, $775,000 and $546,000 in 2006, 2005
and 2004, respectively.

New Accounting Pronouncements
-----------------------------
In November 2004, the FASB released SFAS No.151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. The Statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new Statement also requires that allocation of fixed production overhead costs should be based on normal capacity of the production facilities. The Company adopted this Statement on January 1, 2006. The adoption of this Statement did not have a material impact on the Company's Consolidated Financial Statements.

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless if it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of this Statement did not have a material impact on the Company's Consolidated Financial Statements for the year ended 2006.

In July 2006, the FASB released FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is "more likely than not" of being sustained on an audit basis solely on the technical merits of the position. FIN 48 also requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is in the process of determining the effect FIN 48 will have on the Company's Consolidated Financial Statements and presently does not believe the adoption will have a material effect on the Company's Consolidated Financial Statements.

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In September 2006, the staff of the Securities and Exchange Commission issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 for the year ended December 31, 2006. The adoption did not have a material impact on the Company's Consolidated Financial Statements as of December 31, 2006.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In 2005, the FASB released SFAS 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost will be recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period. The Statement applies to all awards granted and any unvested awards at December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition method of SFAS No. 123(R) Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. The Company incurred $500,000 in non-cash expenditures for the year ended December 31, 2006 due to the adoption of SFAS 123(R).

Segments
--------
Management has reviewed its business operations and determined that it operates in a single homogeneous business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company sells similar products with similar economic characteristics to similar classes of customers. The technologies and operations are highly integrated. Revenues and costs are reviewed monthly by management on a product line basis as a single business segment.

2.  Supplemental Cash Flow Information

Interest payments of $81,000, $16,000 and $38,000 were made during the years ending December 31, 2006, 2005 and 2004, respectively. Payments for income taxes of $6,486,000, $7,189,000 and $3,977,000 were made during the years ending December 31, 2006, 2005 and 2004, respectively. Dividends payable of $2,465,000 were accrued as of December 31, 2006 and paid on January 3, 2007.

3.  Certificate of Deposit

At December 31, 2006 there were no investments in certificate of deposits. The Company invested $500,000 in a 30-day certificate of deposit at January 31, 2006 bearing interest at 4.1% per annum. The Company reinvested the proceeds in April of 2006 in a 60-day certificate of deposit bearing interest at 4.7% per annum. At December 31, 2005, the Company had invested $1.0 million in a 30-day certificate of deposit that bearing interest at 4% per annum. Proceeds from the $1.0 million certificate of deposit were reinvested in April of 2006 in a 90-day certificate of deposit bearing interest at 4.6% per annum. On June 12, 2004, the Company had a $10.0 million certificate of deposit that matured bearing interest at 3.25% per annum. Proceeds of $7.0 million were used for cash flow purposes and a reinvestment of $3.0 million, and various amounts throughout the remainder of the year, were invested in 30-day certificate of deposits. At December 31, 2004, the Company had invested $3.0 million in a 30-day certificate of deposit bearing interest at 1.9% annum.

4.  Revolving Credit Facility

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $600,000. The letter of credit was a requirement of the Company's workers compensation insurance and has been renewed and will expire December 31, 2007. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (6.95% at December 31, 2006). No fees are associated with the unused portion of the committed amount. At December 31, 2006, and December 31, 2005, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at December 31, 2006, were $14.6 million. The credit facility previously required the Company to maintain a certain financial ratio and prohibited the declaration of cash dividends. On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock. In conjunction with the Board's vote on February 14, 2006, the restriction of payments of dividends was waived by the lender and removed from the covenants with the renewal of the line of credit July 30, 2006. At December 31, 2006, the Company was in compliance with its financial ratio covenants. On July 30, 2006, the Company renewed the line of credit with a maturity date of July 30, 2007.

5.  Debt

Short-term debt at December 31, 2006, consisted of notes payable totaling $59,000 due in 2007, which are due in monthly installments of $9,004, with an interest rate of 3.53%, related to a computer capital lease.

6.  Income Taxes

The Company follows the liability method of accounting for income taxes, which provides that deferred tax liabilities and assets are based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:
                                             Year Ending December 31,
                                        2006           2005           2004
                                   --------------------------------------------
                                                (in thousands)
  Current                            $   9,556      $   8,566      $   4,424
  Deferred                                (491)        (1,696)           434
                                   -------------- -------------- --------------
                                     $   9,065      $   6,870      $   4,858
                                   ============== ============== ==============

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows: The 'Other' tax rate primarily relates to certain domestic credits and the recognition of a portion of the Canadian valuation allowance.

                                             Year Ending December 31,
                                        2006           2005           2004
                                   --------------------------------------------
  Federal statutory rate                   35%          35%            35%
  State income taxes, net of
    federal benefit                         4%           4%             5%
  Other                                    (4%)         (2%)           (1%)
                                   --------------------------------------------
                                           35%          37%            39%
                                   ============================================

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 is as follows:

                                                                    2006         2005        2004
                                                               -----------------------------------
                                                                           (in thousands)
Net current deferred assets and (liabilities) relating to:
   Valuation reserves                                           $    240     $    391   $    670
   Warranty accrual                                                2,172        2,284      2,283
   Other accruals                                                  1,492        1,170        553
   Other, net                                                         50           32         31
                                                               -----------------------------------
                                                                $  3,954    $  3,877    $  3,537
                                                               ===================================
Net long-term deferred (assets) and liabilities relating to:
   Depreciation and amortization                                $  5,492    $  5,027    $  5,830
   NOL                                                            (1,242)       (695)          -
   Share-based compensation                                         (189)        142           -
                                                               -----------------------------------
                                                                $  4,061    $  4,474    $  5,830
                                                               ===================================

The Net Operating Loss ("NOL") Deferred Tax Asset relates to AAON Canada. Expiration of NOL's originating in 2006 and 2005 will occur in twenty and nine years, respectively.

7.  Stock-Based Compensation

The Company maintains a stock option plan for key employees, directors and consultants. The Company's stock option plan provided for 2,925,000 shares of common stock to be issued under the plan. Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fairmarket value at the date of the grant. Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter. Options granted to directors on or after May 25, 2004, vest one-third each after 1-3 years. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

Prior to January 1, 2006, the Company accounted for its nonqualified stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, no stock-based employee compensation cost was reflected in net income, as all options granted under the plan qualified for "fixed" plan accounting and had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. No stock based compensation cost was recognized in the Consolidated Statements of Income for the years ended December 31, 2005 and 2004.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, and compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant date fair value calculated using a Black-Scholes-Merton Option Pricing Model in accordance with provisions of SFAS 123(R).

For the year ended December 31, 2006, the Company recognized approximately $500,000 in pre-tax compensation expense in the Consolidated Statement of Income related to the stock option plan. The total pre-tax compensation cost related to nonvested stock options not yet recognized as of December 31, 2006, is $1.8 million and is expected to be recognized over a weighted-average period of 2.5 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the year ended December 31, 2006, $1,852,000 of such excess tax benefits from share-based payment plans was classified as financing cash flows.

For the years ended December 31, 2006, 2005 and 2004, the Company reduced its income tax payable by $1,852,000, $750,000 and $476,000, respectively, as a result of nonqualified stock options exercised under the Company's stock option plan.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in prior years is as follows:

                                                               Year Ended December 31,
                                                                2005             2004
                                                          ----------------------------------
                                                            (in thousands except per share
                                                                        data)
Net income, as reported                                    $    11,462      $     7,521
Deduct: Total stock-based employee compensation
   expense determined under fair value method
   for all awards, net of related tax effects                     (438)            (298)
                                                          ----------------------------------
Pro forma net income                                       $    11,024      $     7,223
                                                          ==================================

Earnings per share:
   Basic, as reported                                      $      0.93      $      0.60
                                                          ==================================
   Basic, pro forma                                        $      0.89      $      0.58
                                                          ==================================

   Diluted, as reported                                    $      0.90      $      0.58
                                                          ==================================
   Diluted, pro forma                                      $      0.86      $      0.56
                                                          ==================================

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the year ended December 31, 2006 and for pro forma disclosure purposes for the years ended December 31, 2005 and 2004:

                                    2006             2005             2004
                               -------------    -------------    -------------
Directors and Officers:
    Expected dividend yield           1.71%               -                -
    Expected volatility              36.48%           32.15%           36.70%
    Risk-free interest rate           5.15%            4.39%            4.24%
    Expected life                   8.0 yrs          8.0 yrs          8.0 yrs
    Forfeiture Rate                      0%               0%               0%

Employees:
    Expected dividend yield           1.71%               -                -
    Expected volatility              40.78%           32.15%           36.70%
    Risk-free interest rate           4.78%            4.39%            4.24%
    Expected life                  6.30 yrs          8.0 yrs          8.0 yrs
    Forfeiture Rate                     28%               0%               0%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company's stock. The Company had not declared dividends in prior years, but initiated a dividend payout in 2006. The Company used board approved semi-annual dividend payouts of $0.20 per share to calculate the expected dividend yield.

The following is a summary of stock options outstanding as of December 31, 2006:

                                    Options Outstanding                                       Options Exercisable
                     ---------------------------------------------------------------    ----------------------------------
     Range of             Number          Weighted       Weighted      Aggregate              Number          Weighted
  Exercise Prices     Outstanding at      Average        Average       Intrinsic          Exercisable at       Average
                       December 31,      Remaining       Exercise        Value          December 31, 2006     Exercise
                           2006         Contractual       Price                                                 Price
                                            Life
--------------------------------------------------------------------------------------------------------------------------
    2.33 - 3.39          250,825            0.48         $  3.26        $ 23.02              250,825           $ 3.26
    4.00 - 5.78          256,580            2.43            5.00          21.28              256,580             5.00
    8.59 - 16.94         182,175            5.81           12.60          13.68              124,375            11.06
   17.10 - 18.90          50,000            8.51           17.71           8.57               12,740            17.74
   19.02 - 21.84          81,250            6.53           19.93           6.35               52,490            19.47
   23.32 - 27.65         153,500            9.63           24.90           1.38                    -                -
                     -----------------------------------------------------------------------------------------------------
       Total             974,330            4.35         $ 11.00        $ 15.28              697,010           $ 6.78
                     =====================================================================================================

A summary of option activity under the plan as of December 31, 2006, is as follows:

                                                                                             Weighted
                                                                       Weighted               Average              Aggregate
                                                                        Average              Remaining          Intrinsic Value
            Options                              Shares             Exercise Price        Contractual Term          ($000)
                                            ----------------     --------------------    -----------------    ------------------
Outstanding at December 31, 2003                 1,227,330               $    5.70
    Granted                                         31,000                   19.58
    Exercised                                      (94,950)                   4.99
    Forfeited or Expired                            (3,600)                   5.78
                                            ----------------     --------------------
Outstanding at December 31, 2004                 1,159,780               $    6.13
    Granted                                        133,000                   16.63
    Exercised                                     (162,400)                   5.05
    Forfeited or Expired                           (16,700)                   8.37
                                            ----------------     --------------------
Outstanding at December 31, 2005                 1,113,680               $    7.51
    Granted                                        179,500                   24.42
    Exercised                                     (271,300)                   4.63
    Forfeited or Expired                           (47,550)                  16.67
                                            ----------------     --------------------
Outstanding at December 31, 2006                   974,330                   11.00                 4.35             $  14,888
                                            ================     ====================    =================    ==================
Exercisable at December 31, 2006                   697,010               $    6.78                 2.49             $  13,593
                                            ================     ====================    =================    ==================

The weighted average grant date fair value of options granted during 2006 was $9.88. The total intrinsic value of options exercised during the year ended December 31, 2006 was $4.97 million. The cash received from options exercised during the year ended December, 2006 was $1.26 million. The impact of these cash receipts is included in financing activities in the accompany Consolidated Statements of Cash Flows.

A summary of the status of the non-vested shares as of December 31, 2006, is as follows:

                                                                       Weighted Average Grant
                                                   Shares                  Date Fair Value
                                             ------------------     ----------------------------
   Nonvested at January 1, 2006                    197,420                    $    7.73
   Granted                                         179,500                    $    9.88
   Vested                                          (54,300)                   $    7.24
   Forfeited                                       (45,300)                   $    8.18
                                             ------------------
   Nonvested at December 31, 2006                  277,320                    $    9.13
                                             ==================

The total fair value of shares vested during the year ended December 31, 2006 was $432,000.

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

9.  Stock Repurchase

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its current stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2006, the Company had repurchased a total of 1,257,864 shares under the current program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through December 31, 2006, the Company repurchased 246,551 shares for an aggregate price of $5,185,000 or an average price of $21.03 per share.

10. Dividends

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company to be declared at dates of the Board's discretion. In 2006, dividends were declared to shareholders of record at the close of business on June 12, 2006 and paid on July 3, 2006 and declared to shareholders of record at the close of business on December 11, 2006 and paid on January 3, 2007. The Company paid cash dividends of $2,478,000 and declared dividends payable of $2,465,000 for the year ended December 31, 2006.

11.  Contingencies

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

12.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2006 and 2005:

                                                                     Quarter Ended
                                         March 31         June 30          September 30           December 31
                                       ---------------------------------------------------------------------------
                                                         (in thousands, except per share data)
2006
Net sales                                $ 53,620        $ 59,137            $ 64,153              $ 54,550
Gross profit                               10,384          10,119              13,591                 9,796
Net income                                  3,743           3,455               5,397                 4,538
Earnings per share:
   Basic                                     0.30            0.28                0.44                  0.37
   Diluted                                   0.30            0.27                0.43                  0.35

                                                                     Quarter Ended
                                         March 31         June 30          September 30           December 31
                                       ---------------------------------------------------------------------------
                                                         (in thousands, except per share data)
2005
Net sales                                $ 42,780        $ 45,394            $ 48,136              $ 48,885
Gross profit                               10,050           8,372               8,643                 8,226
Net income                                  3,287           3,125               2,766                 2,284
Earnings per share:
   Basic                                     0.27            0.25                0.22                  0.19
   Diluted                                   0.26            0.24                0.22                  0.18