Form 10-Q
period 2007-03-31
AAON INC
filed 2007-05-09
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007
                                       or

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

         Yes   |_|          No   |X|

As of May 1, 2007, registrant had outstanding a total of 12,450,506 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                                 March 31,          December 31,
                                                                                   2007                 2006
                                                                           ---------------------------------------
                                                                            (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                                    $       550         $       288
   Accounts receivable, net                                                          37,535              36,748
   Inventories, net                                                                  32,684              29,502
   Prepaid expenses and other                                                           307                 267
   Deferred tax assets                                                                3,783               3,954
                                                                           ------------------- -------------------
Total current assets                                                                 74,859              70,759
   Property, plant and equipment, net                                                61,490              59,222
   Notes receivable, long-term                                                           75                  75
                                                                           ------------------- -------------------
Total assets                                                                    $   136,424         $   130,056
                                                                           =================== ===================

Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt                                         $        32         $        59
   Accounts payable                                                                  14,870              15,821
   Dividends payable                                                                      -               2,465
   Accrued liabilities                                                               19,413              16,058
                                                                           ------------------- -------------------
Total current liabilities                                                            34,315              34,403

Other long-term liabilities                                                             104                   -

Deferred tax liabilities                                                              3,740               4,061

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                                         -                   -
   Common stock, $.004 par value, 50,000,000 shares
     authorized, 12,457,383 and 12,338,832 issued and
     outstanding at March 31, 2007, and December 31, 2006,
     respectively                                                                        50                  49
   Additional paid-in capital                                                           962                 210
   Accumulated other comprehensive  income, net of tax                                  666                 667
   Retained earnings                                                                 96,587              90,666
                                                                           ------------------- -------------------
Total stockholders' equity                                                           98,265              91,592
                                                                           ------------------- -------------------
Total liabilities and stockholders' equity                                      $   136,424         $   130,056
                                                                           =================== ===================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                                               Three Months Ended
                                                                   March 31, 2007              March 31, 2006
                                                               -----------------------------------------------
                                                               (in thousands, except share and per share data)
Net sales                                                             $    58,628                 $    53,620

Cost of sales                                                              42,906                      43,236
                                                               -------------------         -------------------
      Gross profit                                                         15,722                      10,384

Selling, general and
  administrative expenses                                                   5,747                       4,565
                                                               -------------------         -------------------
      Income from operations                                                9,975                       5,819

Interest expense                                                              (10)                        (12)

Interest income                                                                 3                           9

Other income, net                                                             188                         126
                                                               -------------------         -------------------
Income before income taxes                                                 10,156                       5,942

Income tax provision                                                        3,839                       2,199
                                                               -------------------         -------------------
      Net income                                                      $     6,317                 $     3,743
                                                               ===================         ===================
Earnings Per Share:
   Basic                                                              $      0.51                 $      0.30
                                                               ===================         ===================
   Diluted                                                            $      0.50                 $      0.30
                                                               ===================         ===================
Weighted Average Shares Outstanding:
   Basic                                                                   12,374                      12,277
                                                               ===================         ===================
   Diluted                                                                 12,612                      12,634
                                                               ===================         ===================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings      Total
                                       --------------------------------------------------------------------------------------
                                                                           (in thousands)
                                       --------------------------------------------------------------------------------------
Balance at December 31, 2006               12,339        $   49      $   210         $   667         $ 90,666    $ 91,592
Adjustment for the adoption of FASB
   Interpretation (FIN) No. 48                  -             -            -               -             (396)       (396)
Comprehensive income:
   Net income                                   -             -            -               -            6,317       6,317
   Foreign currency translation
      adjustment                                -             -            -              (1)               -          (1)
                                                                                                               --------------
   Total comprehensive income                                                                                       6,316
Stock options exercised, including tax
   benefits                                   179             1        2,222               -                -       2,223
Share based compensation                        -             -          163               -                -         163
Stock repurchased and retired                 (61)            -       (1,633)              -                -      (1,633)
                                       --------------------------------------------------------------------------------------
Balance at March 31, 2007                  12,457        $   50      $   962         $   666         $ 96,587    $ 98,265
                                       ======================================================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                           Three Months             Three Months
                                                                               Ended                    Ended
                                                                          March 31, 2007           March 31, 2006
                                                                       ---------------------------------------------
                                                                                       (in thousands)
OPERATING ACTIVITIES
     Net income                                                               $    6,317               $    3,743
       Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation                                                              2,273                    2,206
         Provision for losses on accounts receivable                                 186                       57
         Gain on disposition of assets                                               (13)                       -
         Share-based compensation                                                    163                      129
         Excess tax benefits from stock options exercised                         (1,563)                    (612)
         Deferred income taxes                                                      (148)                    (395)
         Changes in assets and liabilities:
                Accounts receivable                                                 (973)                  (1,835)
                Inventories                                                       (3,179)                     250
                Prepaid expenses and other                                           (41)                    (161)
                Accounts payable                                                    (955)                   1,193
                Accrued liabilities                                                4,624                    2,695
                                                                       ---------------------------------------------
     Net cash provided by operating activities                                     6,691                    7,270
                                                                       ---------------------------------------------
INVESTING ACTIVITIES
     Proceeds from sale of property, plant and equipment                              13                        -
     Proceeds from matured certificate of deposit                                      -                    1,500
     Investment in certificate of deposit                                              -                     (500)
     Capital expenditures                                                         (4,537)                  (6,044)
                                                                       ---------------------------------------------
     Net cash used in investing activities                                        (4,524)                  (5,044)
                                                                       ---------------------------------------------
FINANCING ACTIVITIES
     Borrowings under revolving credit facility                                    8,537                    8,939
     Payments under revolving credit facility                                     (8,537)                  (8,939)
     Payments of long-term debt                                                      (27)                     (27)
     Stock options exercised                                                         659                      552
     Excess tax benefits from stock options exercised                              1,563                      612
     Repurchase of stock                                                          (1,633)                    (747)
     Cash dividends paid to stockholders                                          (2,465)                       -
                                                                       ---------------------------------------------
     Net cash (used in) provided by financing activities                          (1,903)                     390
                                                                       ---------------------------------------------


Effect of exchange rate on cash                                                       (2)                      13
                                                                       ---------------------------------------------
Net Increase in cash and cash equivalents                                            262                    2,629
                                                                       ---------------------------------------------
Cash and cash equivalents, beginning of year                                         288                      837
                                                                       ---------------------------------------------
Cash and cash equivalents, end of period                                      $      550               $    3,466
                                                                       =============================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 March 31, 2007
                                   (unaudited)


1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2006, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments and estimated provisions considered necessary by management to fairly state the results of the periods presented. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Currency

Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards ("SFAS") No. 52, Foreign Currency Translations. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in the Consolidated Statement of Stockholders' Equity and Comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in Other income in the results of operations as incurred.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $551,000 increase in the liability for unrecognized tax benefits, which is offset by an increase of the deferred tax assets of $155,000, resulting in a decrease to the January 1, 2007, retained earnings balance of $396,000 (for additional information see Note 8 to the Consolidated Financial Statements).

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Accounts receivable balances at March 31, 2007 and December 31, 2006 and the changes in the allowance for doubtful accounts for the three months ended March 31, 2007 and 2006 are as follows:

                                                                 March 31,             December 31,
                                                                   2007                    2006
                                                           -------------------------------------------
                                                                          (in thousands)
Accounts receivable                                             $   37,986             $   37,014
Less: allowance for doubtful accounts                                 (451)                  (266)
                                                           --------------------   --------------------
Total, net                                                      $   37,535             $   36,748
                                                           ====================   ====================

                                                                         Three Months Ended
                                                                 March 31,               March 31,
                                                                   2007                    2006
                                                           -------------------------------------------
                                                                          (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                                 $      266             $      685
   Provision for losses on accounts receivable                         244                    106
   Adjustments to provision                                            (58)                   (49)
   Accounts receivable written off, net of recoveries                   (1)                  (167)
                                                           --------------------   --------------------
   Balance, end of period                                       $      451             $      575
                                                           ====================   ====================


3.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. Inventory balances at March 31, 2007 and December 31, 2006, and the changes in the allowance for excess and obsolete inventories account for the three months ended March 31, 2007 and 2006, are as follows:

                                                                 March 31,             December 31,
                                                                   2007                    2006
                                                           -------------------------------------------
                                                                          (in thousands)
Raw materials                                                   $   27,688             $   25,977
Work in process                                                      2,650                  2,226
Finished goods                                                       2,696                  1,649
                                                           --------------------   --------------------
                                                                    33,034                 29,852
Less: Inventory reserve                                               (350)                  (350)
                                                           --------------------   --------------------
Total, net                                                      $   32,684             $   29,502
                                                           ====================   ====================

                                                                         Three Months Ended
                                                                 March 31,               March 31,
                                                                   2007                    2006
                                                           -------------------------------------------
                                                                          (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                                 $      350             $      350
   Provision for excess and obsolete inventories                         -                      -
   Adjustments to reserve                                                -                      -
                                                           --------------------   --------------------
   Balance, end of period                                       $      350             $      350
                                                           ====================   ====================


4.   ACCRUED LIABILITIES

At March 31, 2007, and December 31, 2006, accrued liabilities were comprised of the following:

                                                                 March 31,             December 31,
                                                                   2007                    2006
                                                           -------------------------------------------
                                                                          (in thousands)
           Warranty                                             $    6,000             $    5,572
           Commissions                                               7,310                  6,862
           Payroll                                                   2,249                  1,890
           Income taxes                                              2,129                      -
           Workers' compensation                                       415                    494
           Medical self-insurance                                      696                    837
           Other                                                       614                    403
                                                           --------------------   --------------------
           Total                                                $   19,413             $   16,058
                                                           ====================   ====================


5.  REVOLVING CREDIT FACILITY

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $600,000. The letter of credit is a requirement of the Company's workers compensation insurance and will expire December 31, 2007. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (6.92% at March 31, 2007). No fees are associated with the unused portion of the committed amount. At March 31, 2007 and December 31, 2006, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at March 31, 2007, were $14.6 million. The credit facility requires the Company to maintain certain financial ratios. At March 31, 2007, the Company was in compliance with its financial ratio covenants. The line of credit has a maturity date of July 30, 2007.

6.  STOCK COMPENSATION

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123R), using the modified-prospective-transition provisions. Under that transition method, compensation cost recognized in 2006 and the first three months of 2007 includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, and compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant date fair value calculated using a Black-Scholes-Merton Option Pricing Model in accordance with provisions of Statement 123(R).

For the three month periods ended March 31, 2007 and 2006, the Company recognized approximately $163,000 and $129,000, respectively, in pre-tax compensation expense in the Consolidated Statements of Income related to the stock option plan. The total pre-tax compensation cost related to nonvested stock options not yet recognized as of March 31, 2007, is $2.0 million and is expected to be recognized over a weighted-average period of 2.5 years. Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2007 and 2006, $1,563,000 and $612,000, respectively, of such excess tax benefits from share-based payment plans was classified as financing cash flows.

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2007 and March 31, 2006. No Options were granted to directors or officers for the three months ended March 31, 2007.

                                                   Three Months Ended
                                               March 31,         March 31,
                                                 2007              2006
                                            --------------------------------
     Directors and Officers:
         Expected dividend yield                    N/A                -
         Expected volatility                        N/A            32.32%
         Risk-free interest rate                    N/A             4.86%
         Expected life                              N/A           8.0 yrs
         Forfeiture Rate                            N/A                0%

     Employees:
         Expected dividend yield                  1.47%                -
         Expected volatility                     42.24%            32.32%
         Risk-free interest rate                  4.77%             4.86%
         Expected life                         6.30 yrs           8.0 yrs
         Forfeiture Rate                            28%                0%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company's stock. The Company had not declared dividends in prior years, but initiated a dividend payout in the second quarter of 2006. The Company used board approved semi-annual dividend payouts of $0.20 per share to calculate the expected dividend yield.

The following is a summary of stock options outstanding as of March 31, 2007:

                                       Options Outstanding                                         Options Exercisable
                         ---------------------------------------------------------------    -----------------------------------
       Range of                Number          Weighted         Weighted       Aggregate             Number           Weighted
    Exercise Prices        Outstanding at       Average          Average       Intrinsic         Exercisable at       Average
                           March 31, 2007      Remaining        Exercise         Value           March 31, 2007       Exercise
                                              Contractual         Price                                                Price
                                                  Life
-------------------------------------------------------------------------------------------------------------------------------
   $3.39 - $3.39                   80,698            0.79        $  3.39        $ 22.74                 80,698         $  3.39
   $4.00 - $5.78                  250,730            2.18           4.98          21.15                250,730            4.98
   $8.59 - $16.94                 181,575            5.55          12.59          13.54                129,775           11.20
  $17.10 - $18.00                  50,000            8.27          17.71           8.42                 12,740           17.74
  $19.02 - $22.32                  82,250            6.38          20.08           6.05                 51,490           19.47
  $23.32 - $27.65                 186,000            9.45          25.18           0.95                      -               -
                         ------------------------------------------------------------------------------------------------------
         Total                    831,253            5.19        $ 13.27        $ 12.86                525,433         $  8.00
                         ======================================================================================================

A summary of option activity under the plan as of March 31, 2007, is as follows:

                                                                                Weighted
                                                                                Average
                                                                               Remaining          Aggregate
                                                       Weighted Average       Contractual         Intrinsic
          Options                      Shares           Exercise Price            Term           Value ($000)
                                  ----------------    ------------------    ----------------    --------------
Outstanding at January 1, 2007            974,330             $   11.00
     Granted                               37,500                 25.98
     Exercised                           (179,227)                 3.68
     Forfeited or Expired                  (1,350)                 5.78
                                  ----------------    ------------------
Outstanding at March 31, 2007             831,253                 13.27                5.19         $ 10,690
                                  ================    ==================    ================    ==============
Exercisable at March 31, 2007             525,433             $    8.00                3.00         $  9,526
                                  ================    ==================    ================    ==============

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $11.15. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $4.12 million. The cash received from options exercised during the three months ended March 31, 2007 was $659,000. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested options for the three month period ended March 31, 2007, is as follows:

                                                         Weighted Average
                                                          Grant Date Fair
                                     Shares                    Value
                              ---------------------    --------------------
Nonvested at January 1, 2007        277,320                      $    9.13
Granted                              37,500                      $   11.15
Vested                               (9,000)                     $    7.34
Forfeited                                 -                      $       -
                              ---------------------    --------------------
Nonvested at March 31, 2007         305,820                      $    9.43
                              =====================    ====================

7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three Months Ended
                                                             March 31, 2007       March 31, 2006
                                                           ---------------------------------------
                                                            (in thousands, except share and per
                                                                        share data)
            Numerator:
            Net income                                             $ 6,317                $ 3,743
                                                           ================       ================
            Denominator:
            Denominator for basic earnings per share-
               Weighted average shares                          12,374,064             12,277,155
            Effect of dilutive stock options                       237,473                359,642
                                                           ----------------       ----------------
            Denominator for diluted earnings per share-
               Weighted average shares                          12,611,537             12,633,797
                                                           ================       ================
            Basic earnings per share                               $  0.51                $  0.30
                                                           ================       ================
            Diluted earnings per share                             $  0.50                $  0.30
                                                           ================       ================

            Anti-dilutive shares                                   172,000                 79,500

            Weighted average exercise price                        $ 25.33                $ 18.45


8.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN 48. In accordance with FIN 48, the Company recorded $551,000 increasing its liability for unrecognized tax benefits, interest, and penalties, which is offset by an increase of the deferred tax assets of $155,000, resulting in a decrease to the January 1, 2007, retained earnings balance of $396,000. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $396,000. Included in the balance of unrecognized tax benefits at January 1, 2007, is $447,000 related to tax positions for which it is reasonably possible that the total amounts could significantly decrease during the next twelve months. This amount represents the unrecognized tax benefits comprised of items related to determination of state nexus which should be resolved through a voluntary compliance program to be initiated during the three months ended June 30, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense. At January 1, 2007, the Company had accrued $141,000 and $29,000 for the potential payment of interest and penalties, respectively.

As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2006, and to non-U.S. income tax examinations for the tax years of 2004 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2006.

There were no significant changes to any of these amounts during the first quarter of 2007.

9. STOCK REPURCHASE

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began a stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2006, the Company had repurchased a total of 1,257,864 shares under the current program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through March 31, 2007, the Company repurchased 262,352 shares for an aggregate price of $5,615,000 or an average price of $21.40 per share.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options expiring on March 11, 2007. To date, the Company repurchased 44,875 shares for an aggregate price of $1,203,000 or an average price of $26.81.


10. CONTINGENCIES

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AAON engineers, manufactures and markets air-conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up units, heat recovery units, condensing units, coils and boilers. The Company has successfully gained market share through its "semi-custom" product lines, which offer the customer value, quality, function, serviceability and efficiency. Custom units are marketed and sold to retail, manufacturing, educational, medical and other commercial industries. AAON markets units to all 50 states in the United States and certain provinces in Canada. International sales are less than five percent as the majority of all sales are domestic.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. Raw materials ranged in prices and at times increases were incurred up to approximately 24% for steel, 42% for aluminum and 400% for copper from 2004 to March 31, 2007. The increases resulted in economic challenges to AAON. AAON reviewed and adjusted current pricing strategies, created efficiencies in production, and continued relationships with suppliers in order to mitigate the economic factors of increasing commodity prices. The major component costs include compressors, electric motors and electronic controls, which also increased due to increases in commodities.

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

Set forth below is unaudited income statement information with respect to the Company for the periods ended March 31, 2007 and 2006:

                                                           Three Months Ended March 31,
                                                       2007                            2006
                                                       ----                            ----
                                                                  (in thousands)
      Net sales                             $ 58,628          100.0%        $ 53,620          100.0%
      Cost of sales                           42,906           73.2%          43,236           80.6%
                                         --------------    ----------    --------------    ----------
      Gross profit                            15,722           26.8%          10,384           19.4%
      Selling, general and
        administrative expenses                5,747            9.8%           4,565            8.5%
                                         --------------    ----------    --------------    ----------
      Income from operations                   9,975           17.0%           5,819           10.9%
                                         --------------    ----------    --------------    ----------
      Interest expense                           (10)           0.0%             (12)           0.0%
      Interest income                              3            0.0%               9            0.0%
      Other income, net                          188            0.3%             126            0.2%
                                         --------------    ----------    --------------    ----------
      Income before income taxes              10,156           17.3%           5,942           11.1%
      Income tax provision                     3,839            6.5%           2,199            4.1%
                                         --------------    ----------    --------------    ----------
      Net income                            $  6,317           10.8%        $  3,743            7.0%
                                         ==============    ==========    ==============    ==========


Results of Operations

Key events impacting AAON's cash balance, financial condition, and results of operations for the three months ended March 31, 2007 include the following:

     o Effective moderation of commodity costs with purchase agreements and pricing strategies affected gross margin positively, which resulted in significantly higher revenues and income.
     o In February 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash dividends were declared in the fourth quarter of 2006, but were not paid until January of 2007, affecting cash by $2.5 million.
     o Stock repurchases of AAON stock from employee's 401(k) savings and investments plan was authorized in 2005. AAON continued to repurchase stock from employees and made repurchases from other incentive plans throughout the three months ended March 31, 2007, resulting in cash payments of $1.6 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program. The cash received in the first quarter of 2007 from options exercised was $659,000.
     o Purchases of equipment to create efficiencies remained a priority. AAON capital expenditures were $4.5 million. Equipment purchases and proper upkeep of manufacturing facilities create significant efficiencies, lower production costs and allow continued growth in production. The Company currently estimates it will spend a total of approximately $10.0 million on capital expenditures in 2007 for continued growth.


Net Sales

Net sales were approximately $58.6 million and $53.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase of 9.3% in sales is due in part from certain pricing strategies implemented in 2006 and are now being fully recognized as back orders from 2006 become completed. Management anticipates continued growth throughout 2007.

Gross Profit

Gross profits for the three months ended March 31, 2007 and 2006 were $15.7 million and $10.4 million, respectively. As a percentage of sales, gross margins were 26.8% and 19.4% for the three months ended March 31, 2007 and 2006. This increase in gross profit of 51.0% results from pricing strategies becoming fully utilized and production and labor efficiencies as volume remains at a high and steady level. The Company also began to see a leveling off of raw material increases, thus lowering the cost of raw materials and allowing for higher gross profits.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. Raw materials ranged in prices and at times increases were incurred up to approximately 24% for steel, 42% for aluminum and 400% for copper from 2004 to March 31, 2007, causing increased inventory costs. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs, as steel, copper and aluminum are used in the manufacturing of their products; therefore the Company is also experiencing price increases from component part suppliers. The Company is beginning to see some leveling off of the increases in certain materials, but continues to monitor these costs and price units accordingly. The Company instituted several price increases from 2004 to 2006 to customers in an attempt to offset the continued increases in steel, copper and aluminum. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.7 million and $4.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase in selling, general and administrative expenses was primarily caused by an increase in profit sharing due to increased net income. The Company contributes 10% of pre-tax profit to all eligible employees equally on a quarterly basis to reward employee productivity. Other increases included sales expenditures for an annual representative meeting and other sales related expenses.

Other Income

Other income was $188,000 and $126,000 for the three months ended March 31, 2007 and 2006, respectively. Other income is attributable primarily to rental income from the Company's expansion facility. All expenses associated with the facility that are allocated to the rental portion of the building are included in other income. The Company plans to continue to monetize the expansion facility until it is needed for increased capacity.

Analysis of Liquidity and Capital Resources

AAON's working capital and capital expenditure requirements are generally met through net cash provided by operations and the revolving bank line of credit.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities decreased in the three months ended March 31, 2007 by $579,000 from the prior years three months ended March, 31, 2006. The decrease is primarily the result of increased inventory due to increased levels to accommodate future sales. The increased inventory is partially offset by the increase in Net Income based on factors stated above.

CASH FLOWS USED IN INVESTING ACTIVITIES. Cash flows used in investing activities were $4.5 million and $5.0 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash flows used in investing activities in 2007 was primarily related to lower capital expenditures of $4.5 million for additions to manufacturing facilities, machinery and equipment compared to $6.0 million for the same period in 2006. Capital expenditures in 2007 related to building renovations and machinery and equipment to further automate production. Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to spur growth and create efficiencies. The Company is currently in line with budgeted capital expenditures of approximately $10.0 million in 2007 for equipment requirements. The Company expects the cash requirements to be provided from cash flows from operations.

For the three months ended March, 31, 2007, the Company did not invest nor receive proceeds from any certificate of deposits. For the same period in 2006, the Company received proceeds from the investment of $1 million invested in 2005 and reinvested another $500 million, which became due within the first quarter of 2006.

CASH FLOWS USED IN FINANCING ACTIVITIES. Cash flows used in financing activities were $1.9 million for the three months ended March 31, 2007 compared to cash flows provided by financing activities of $390,000 for the same period in 2006. The increase of cash used in financing activities primarily relates to cash dividends declared and paid and the continued repurchase of the Company's stock.

The Company repurchased shares of stock from employees' 401(k) savings and investment plan and other incentive plans for the three months ended March 31, 2007 in the amount of $1.6 million for 60,676 shares of stock. There were 36,529 shares of stock repurchased for a total of $747,000 for the same period in 2006.

In February of 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash dividends were declared in December of 2006 and were paid in January of 2007 in the amount of $2.5 million. Board approval is required to determine the date of declaration for each semi-annual payment. No cash dividends were declared or paid in the three months ended March 31, 2006. Prior to 2006, no cash dividends had been declared or paid.

The Company received cash from stock options exercised of $659,000 and classified the tax benefit of stock options exercised of $1.6 million in financing activities for the three months ended March 31, 2007. Due to the increase in stock price and the exercise price of options, the tax effect of the gains received by the Company increased significantly for the three months ended March 31, 2007. The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the three months ended March 31, 2007. The cash received from stock options exercised for the same period in 2006 was $552,000 and the tax benefit of stock options exercised was $612,000.


General

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $600,000. The letter of credit is a requirement of the Company's workers compensation insurance and will expire December 31, 2007. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (6.92% at March 31, 2007). No fees are associated with the unused portion of the committed amount. At March 31, 2007 and December 31, 2006, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at March 31, 2007, were $14.6 million. The credit facility requires the Company to maintain certain financial ratios. At March 31, 2007, the Company was in compliance with its financial ratio covenants. The line of credit has a maturity date of July 30, 2007.

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for fiscal year 2007 and the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, its ability to authorize dividend cash payments, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at March 31, 2007, see Note 5 to the financial statements included in this report.

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

Effective January 1, 2007, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $396,000, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 8 for more information on income taxes.

Except for the adoption of FIN 48, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. A comprehensive discussion of the Company's critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $551,000 increase in the liability for unrecognized tax benefits, which is offset by an increase of the deferred tax assets of $155,000, resulting in a decrease to the January 1, 2007, retained earnings balance of $396,000 (for additional information see Note 8 to the Consolidated Financial Statements).

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. The Company had no outstanding balance as of March 31, 2007.

Foreign sales accounted for less than approximately 5% of the Company's sales for the three months ended March, 31, 2007 and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with SFAS No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions denominated in Canadian currency are included in the results of operations as incurred. The exchange rate of the United States dollar to the Canadian dollar was $0.864 and $0.860 at March 31, 2007 and March 31, 2006, respectively.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months. However, from 2004 to March 31, 2007 cost increases in basic commodities, such as steel, aluminum and copper, ranged in price increases of up to 24%, 42% and 400%, respectively. These price increases impacted profit margins during those periods and may impact profit margin in future periods.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of March 31, 2007.

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


Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began a stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2005, the Company had repurchased a total of 1,257,864 shares under the current program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through March 31, 2007, the Company repurchased 262,352 shares for an aggregate price of $5,615,000 or an average price of $21.40 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options expiring on March 11, 2007. To date, the Company repurchased 44,875 shares for an aggregate price of $1,203,000 or an average price of $26.81.

Repurchases during the first quarter of 2007 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
------------------ ------------- ------------ ----------------- ---------------------
                                                                    (d) Maximum
                                              (c) Total Number       Number (or
                    (a) Total        (b)       of Shares (or     Approximate Dollar
                    Number of      Average    Units) Purchased  Value) of Shares (or
     Period         Shares (or   Price Paid      as Part of     Units) that May Yet
                      Units)      Per Share       Publicly       Be Purchased Under
                    Purchased     (or Unit)   Announced Plans       the Plans or
                                                or Programs           Programs
------------------ ------------- ------------ ----------------- ---------------------
Month #1
January 1-31,          11,239       $ 27.18        11,239                    -
2007
------------------ ------------- ------------ ----------------- ---------------------
Month #2
February 1-28,          2,016       $ 28.00         2,016                    -
2007
------------------ ------------- ------------ ----------------- ---------------------
Month #3
March 1-31,            47,422       $ 26.81         2,547                    -
2007
------------------ ------------- ------------ ----------------- ---------------------
Total                  60,676       $ 26.91        15,801                    -
------------------ ------------- ------------ ----------------- ---------------------

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


                                          AAON, INC.



Dated:  May 8, 2007                       By:      /s/ Norman H. Asbjornson
                                               ---------------------------------
                                                       Norman H. Asbjornson
                                                       President/CEO



Dated:  May 8, 2007                       By:      /s/ Kathy I. Sheffield
                                               ---------------------------------
                                                       Kathy I. Sheffield
                                                       Vice President/CFO