Form 10-Q
period 2007-06-30
AAON INC
filed 2007-08-02
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007
                                       or

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Yes   |_|          No   |X|

As of June 30, 2007 registrant had outstanding a total of 12,474,770 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                                  June 30,         December 31,
                                                                                    2007               2006
                                                                            -------------------------------------
                                                                            (in thousands, except for share data)
Assets
Current assets:
   Cash and cash equivalents                                                   $         326      $         288
   Accounts receivable, net                                                           46,177             36,748
   Inventories, net                                                                   34,444             29,502
   Prepaid expenses and other                                                            516                267
   Deferred tax assets                                                                 4,314              3,954
                                                                            ------------------ ------------------
Total current assets                                                                  85,777             70,759
   Property, plant and equipment, net                                                 61,937             59,222
   Notes receivable, long-term                                                            75                 75
                                                                            ------------------ ------------------
Total assets                                                                   $     147,789      $     130,056
                                                                            ================== ==================

Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt                                        $           5      $          59
   Accounts payable                                                                   17,225             15,821
   Dividends payable                                                                   2,497              2,465
   Accrued liabilities                                                                21,756             16,058
                                                                            ------------------ ------------------
Total current liabilities                                                             41,483             34,403

Other long-term liabilities                                                               72                  -
Deferred tax liabilities                                                               3,592              4,061
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued                                                          -                  -
   Common stock, $.004 par value, 50,000,000 shares authorized,
     12,474,770 and 12,338,832 issued  and outstanding at June 30, 2007,
     and December 31, 2006, respectively                                                  50                 49
   Additional paid-in capital                                                            403                210
   Accumulated other comprehensive  income, net of tax                                 1,222                667
   Retained earnings                                                                 100,967             90,666
                                                                            ------------------ ------------------
Total stockholders' equity                                                           102,642             91,592
                                                                            ------------------ ------------------
Total liabilities and stockholders' equity                                     $     147,789      $     130,056
                                                                            ================== ==================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                    Three Months Ended                             Six Months Ended
                                           June 30, 2007          June 30, 2006           June 30, 2007         June 30, 2006
                                          -------------------------------------------------------------------------------------
                                                            (in thousands, except share and per share data)
Net sales                                     $  70,835              $  59,137               $ 129,463             $ 112,757

Cost of sales                                    55,237                 49,018                  98,143                92,254
                                          ----------------       ----------------        ----------------      ----------------
      Gross profit                               15,598                 10,119                  31,320                20,503

Selling, general and
  administrative expenses                         5,270                  4,853                  11,017                 9,418
                                          ----------------       ----------------        ----------------      ----------------

     Income from operations                      10,328                  5,266                  20,303                11,085

Interest expense                                      3                    (10)                     (7)                  (22)

Interest income                                       3                     15                       6                    24

Other income, net                                    82                    138                     270                   264
                                          ----------------       ----------------        ----------------      ----------------
Income before income taxes                       10,416                  5,409                  20,572                11,351

Income tax provision                              3,539                  1,954                   7,378                 4,153
                                          ----------------       ----------------        ----------------      ----------------
     Net income                               $   6,877              $   3,455               $  13,194             $   7,198
                                          ================       ================        ================      ================
Earnings per share:
   Basic                                      $    0.55              $    0.28               $    1.06             $    0.59
                                          ================       ================        ================      ================
   Diluted                                    $    0.54              $    0.27               $    1.04             $    0.57
                                          ================       ================        ================      ================
Cash dividends declared per common share:     $    0.20              $    0.20               $    0.20             $    0.20
                                          ================       ================        ================      ================
Weighted average shares outstanding:
   Basic                                         12,461                 12,315                  12,418                12,296
                                          ================       ================        ================      ================
   Diluted                                       12,693                 12,666                  12,652                12,650
                                          ================       ================        ================      ================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings        Total
                                       --------------------------------------------------------------------------------------
                                                                           (in thousands)
                                       --------------------------------------------------------------------------------------
Balance at December 31, 2006               12,339        $   49      $   210         $   667         $ 90,666      $ 91,592
Adjustment for the adoption of FASB
  Interpretation (FIN) No. 48                                                                            (396)         (396)
Comprehensive income:
    Net income                                  -             -            -               -           13,194        13,194
    Foreign currency translation
      adjustment                                -             -            -             555                -           555
                                                                                                                 ------------
    Total comprehensive income                                                                                       13,749
Stock options exercised, including tax
  benefits                                    233             3        2,814               -                -         2,817
Share based compensation                        -             -          311               -                -           311
Stock repurchased and retired                 (97)           (2)      (2,932)              -                -        (2,934)
Dividends declared                              -             -            -               -           (2,497)       (2,496)
                                       --------------------------------------------------------------------------------------
Balance at June 30, 2007                   12,475        $   50      $   403         $ 1,222         $100,967      $102,642
                                       ======================================================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                            Six Months                Six Months
                                                                               Ended                     Ended
                                                                           June 30, 2007             June 30, 2006
                                                                       -----------------------------------------------
                                                                                       (in thousands)
OPERATING ACTIVITIES
     Net income                                                                $  13,194                  $  7,198
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                                            4,660                     4,478
           Net provision for losses on accounts receivable                           234                       (28)
           Gain on disposition of assets                                             (11)                        -
           Share-based compensation                                                  311                       236
           Excess tax benefits from stock options exercised                       (1,814)                   (1,270)
           Deferred income taxes                                                    (676)                     (298)
           Changes in assets and liabilities:
                Accounts receivable                                               (9,439)                   (5,122)
                Inventories                                                       (4,821)                     (187)
                Prepaid expenses and other                                          (247)                      658
                Accounts payable                                                   1,325                     4,838
                Accrued liabilities                                                7,105                       961
                                                                       -----------------------------------------------
     Net cash provided by operating activities                                     9,820                    11,464

INVESTING ACTIVITIES
     Proceeds from sale of property, plant and equipment                              21                         -
     Proceeds from matured certificate of deposit                                      -                     2,000
     Investment in certificate of deposit                                              -                    (2,000)
     Capital expenditures                                                         (7,209)                  (12,337)
                                                                       -----------------------------------------------
     Net cash used in investing activities                                        (7,188)                  (12,337)

FINANCING ACTIVITIES
     Borrowings under revolving credit facility                                    8,898                    22,810
     Payments under revolving credit facility                                     (8,898)                  (20,585)
     Payments of long-term debt                                                      (54)                      (54)
     Stock options exercised                                                       1,000                     1,002
     Excess tax benefits from stock options exercised                              1,814                     1,270
     Repurchase of stock                                                          (2,932)                   (2,199)
     Cash dividends paid to stockholders                                          (2,465)                   (2,478)
                                                                       -----------------------------------------------
     Net cash used in financing activities                                        (2,637)                     (234)
                                                                       -----------------------------------------------
Effect of exchange rate on cash                                                       43                       336
                                                                       -----------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  38                      (771)
                                                                       -----------------------------------------------
Cash and cash equivalents, beginning of year                                         288                       837
                                                                       -----------------------------------------------
Cash and cash equivalents, end of period                                       $     326                  $     66
                                                                       ===============================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  June 30, 2007
                                   (unaudited)


1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2006, filed by AAON, Inc. with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Revenue Recognition

The Company recognizes revenues from sales of products at the time of shipment. For sales initiated by independent manufacturer representatives, the Company recognizes revenues net of the representatives' commission. The Company's policy is to exclude sales taxes from revenue when collected and expenses when paid and instead, record the collection and payment of sales taxes through a liability account.

Currency

Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translations. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in the Consolidated Statement of Stockholders' Equity and Comprehensive Income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in `Other income' in the results of operations as incurred.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $551,000 increase in the liability for unrecognized tax benefits, which is offset by an increase of the deferred tax assets of $155,000, resulting in a decrease to the January 1, 2007, retained earnings balance of $396,000 (for additional information see Note 9 to the Consolidated Financial Statements).

In June 2006, the Emerging Issues Task Force reached a consensus on Issue 06-3 ("EITF 06-3"), How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The guidance requires that a company disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for fiscal periods beginning after December 15, 2006. As disclosed in the "Revenue Recognition" footnote above, the Company presents sales net of sales taxes. Accordingly, this issue does not have a financial impact to the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument-by-instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company's Consolidated Financial Statements.


2.  ACCOUNTS RECEIVABLE

The Company grants credit to its customers and performs ongoing credit evaluations. The Company generally does not require collateral or charge interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions and the age of the receivable. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been unsuccessful.

Accounts receivable balances at June 30, 2007, and December 31, 2006, and the changes in the allowance for doubtful accounts for the six months ended June 30, 2007, and 2006, are as follows:

                                                               June 30,                  December 31,
                                                                 2007                        2006
                                                         -------------------------------------------------
                                                                          (in thousands)
Accounts receivable                                            $ 46,673                    $ 37,014
Less: allowance for doubtful accounts                              (496)                       (266)
                                                         ---------------------       ---------------------
Total, net                                                     $ 46,177                    $ 36,748
                                                         =====================       =====================

                                                                         Six Months Ended
                                                               June 30,                    June 30,
                                                                 2007                        2006
                                                         -------------------------------------------------
                                                                          (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                                $    266                    $    685
   Provision for losses on accounts receivable                      411                         254
   Adjustments to provision                                        (177)                       (282)
   Accounts receivable written off, net of recoveries                (4)                       (282)
                                                         ---------------------       ---------------------
   Balance, end of period                                      $    496                    $    375
                                                         =====================       =====================

3.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. Inventory balances at June 30, 2007, and December 31, 2006, and the changes in the allowance for excess and obsolete inventories account for the six months ended June 30, 2007, and 2006, are as follows:

                                                               June 30,                  December 31,
                                                                 2007                        2006
                                                         -------------------------------------------------
                                                                          (in thousands)
Raw materials                                                  $ 29,585                    $ 25,977
Work in process                                                   2,003                       2,226
Finished goods                                                    3,206                       1,649
                                                         ---------------------       ---------------------
                                                                 34,794                      29,852
Less: Inventory reserve                                            (350)                       (350)
                                                         ---------------------       ---------------------
Total, net                                                     $ 34,444                    $ 29,502
                                                         =====================       =====================

                                                                         Six Months Ended
                                                               June 30,                    June 30,
                                                                 2007                        2006
                                                         -------------------------------------------------
                                                                          (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                                $    350                    $    350
   Provision for excess and obsolete inventories                      -                           -
   Adjustments to reserve                                             -                           -
                                                         ---------------------       ---------------------
   Balance, end of period                                      $    350                    $    350
                                                         =====================       =====================


4.   ACCRUED LIABILITIES

At June 30, 2007, and December 31, 2006, accrued liabilities were comprised of the following:

                                                               June 30,                  December 31,
                                                                 2007                        2006
                                                         -------------------------------------------------
                                                                          (in thousands)
           Warranty                                            $  6,160                    $  5,572
           Commissions                                            9,335                       6,862
           Payroll                                                2,382                       1,890
           Income taxes                                           1,972                           -
           Workers' compensation                                    541                         494
           Medical self-insurance                                   733                         837
           Other                                                    632                         403
                                                         ---------------------       ---------------------
           Total                                               $ 21,755                    $ 16,058
                                                         =====================       =====================

5.  SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments of $7,000 and $22,000 were made for the six months ended June 30, 2007, and 2006, respectively. Payments for income taxes of $3,800,000 and $4,500,000 were made during the six months ended June 30, 2007, and 2006, respectively. Dividends payable of $2,497,000 and $2,478,000 were accrued as of June 30, 2007, and 2006 and paid in July 2007 and 2006, respectively.

6.  REVOLVING CREDIT FACILITY

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $600,000. The letter of credit is a requirement of the Company's workers compensation insurance and will expire December 31, 2007. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (6.92% at June 30, 2007). No fees are associated with the unused portion of the committed amount. At June 30, 2007, and December 31, 2006, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at June 30, 2007, were $14.6 million. The credit facility requires the Company to maintain certain financial ratios. At June 30, 2007, the Company was in compliance with its financial ratio covenants. On July 30, 2007 the Company renewed the line of credit with a maturity date of July 30, 2008.


7.  STOCK COMPENSATION

The Company maintains a stock option plan for key employees, directors and consultants. The Company's stock option plan provided for 2,925,000 shares of common stock to be issued under the plan. Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant. Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter. Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10. On May 22, 2007, the stockholders of the Company adopted a Long-Term Incentive Plan which provides an additional 500,000 shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards. Since inception of the Plan, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123R), using the modified-prospective-transition provisions. Under that transition method, compensation cost recognized in 2006 and the first six months of 2007 includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, and compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant date fair value calculated using a Black-Scholes-Merton Option Pricing Model in accordance with provisions of Statement 123(R).

For the three month periods ended June 30, 2007, and 2006, the Company recognized approximately $148,000 and $107,000 and for the six month periods ended June 30, 2007, and 2006, the Company recognized approximately $311,000 and $233,000, respectively, in pre-tax compensation expense in the Consolidated Statements of Income related to the stock option plan. The total pre-tax compensation cost related to nonvested stock options not yet recognized as of June 30, 2007, is $2.1 million and is expected to be recognized over a weighted-average period of 2.4 years. Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the six months ended June 30, 2007, and 2006, $1,814,000 and $1,270,000, respectively, of such excess tax benefits from share-based payment plans was classified as financing cash flows.

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2007, and June 30, 2006. No options were granted to directors or officers for the six months ended June 30, 2007.

                                                  Six Months Ended
                                           June 30, 2007     June 30, 2006
                                           --------------    --------------
     Directors and Officers:
         Expected dividend yield                     N/A             1.65%
         Expected volatility                         N/A            36.48%
         Risk-free interest rate                     N/A             5.15%
         Expected life                               N/A           8.0 yrs
         Forfeiture Rate                             N/A                0%

     Employees:
         Expected dividend yield                   1.47%             1.65%
         Expected volatility                      41.93%            36.48%
         Risk-free interest rate                   4.72%             5.15%
         Expected life                           6.3 yrs           6.3 yrs
         Forfeiture Rate                             28%                0%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company's stock. The Company initiated a dividend payout in the second quarter of 2006. The Company used Board approved semi-annual dividend payouts of $0.20 per share to calculate the expected dividend yield.

The following is a summary of stock options outstanding as of June 30, 2007:

                                       Options Outstanding                                         Options Exercisable
                         ---------------------------------------------------------------    -----------------------------------
       Range of                Number          Weighted         Weighted       Aggregate             Number           Weighted
    Exercise Prices        Outstanding at       Average          Average       Intrinsic         Exercisable at       Average
                           June 30, 2007       Remaining        Exercise         Value           June 30, 2007        Exercise
                                              Contractual         Price                                                Price
                                                  Life
-------------------------------------------------------------------------------------------------------------------------------
   $3.39 - $3.39                   66,250            0.54        $  3.39        $ 25.76                 66,250         $  3.39
   $4.00 - $5.78                  217,530            1.87           4.86          24.29                217,530            4.86
   $8.59 - $16.94                 177,675            5.27          12.52          16.63                136,275           11.46
  $17.10 - $18.00                  48,667            8.02          17.70          11.45                 19,785           17.83
  $19.02 - $22.32                 112,208            6.06          20.27           8.88                 80,408           19.70
  $23.99 - $27.65                 174,000            9.27          25.53           3.62                  8,000           27.65
                         ------------------------------------------------------------------------------------------------------
         Total                    796,330            5.10        $ 13.92        $ 15.23                528,248         $  9.47
                         ======================================================================================================

A summary of option activity under the plan as of June 30, 2007, is as follows:

                                                                                Weighted
                                                                                Average
                                                                               Remaining          Aggregate
                                                       Weighted Average       Contractual         Intrinsic
          Options                      Shares           Exercise Price            Term           Value ($000)
                                  ----------------    ------------------    ----------------    --------------
Outstanding at January 1, 2007            974,330             $   11.00
     Granted                               73,125                 24.19
     Exercised                           (232,775)                 4.30
     Forfeited or Expired                 (18,350)                22.01
                                  ----------------    ------------------
Outstanding at June 30, 2007              796,330                 13.92                5.10         $ 12,128
                                  ================    ==================    ================    ==============
Exercisable at June 30, 2007              528,248             $    9.47                3.22         $ 10,398
                                  ================    ==================    ================    ==============

The weighted average grant date fair value of options granted during the six months ended June 30, 2007, and 2006 was $11.14 and $9.82, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007, and 2006 was $5.4 million and $3.9 million, respectively. The cash received from options exercised during the six months ended June 30, 2007, and 2006, was $1.0 million and $1.0 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested options for the six month period ended June 30, 2007, is as follows:

                                                             Weighted Average
                                                                Grant Date
                                        Shares                  Fair Value
                                  -----------------       ----------------------
Nonvested at January 1, 2007           277,320                   $  9.13
Granted                                 52,500                   $ 11.14
Vested                                 (44,738)                  $  8.77
Forfeited                              (17,000)                  $  9.78
                                  -----------------       ----------------------
Nonvested at June 30, 2007             268,082                   $  9.55
                                  =================       ======================

The Company also grants restricted stock awards to employees and directors. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period. The weighted average grant date fair value of restricted stock awards granted during the six months ended June 30, 2007, was $29.76 per share (total grant date fair value of $273,792). There were no restricted stock awards granted during the six months ended June 30, 2006. As of June 30, 2007, there was no aggregate intrinsic value of restricted stock awards that are expected to vest. In addition, as of June 30, 2007, unrecognized compensation cost related to non-vested restricted stock awards was $265,578 which is expected to be recognized over a weighted average period of three years. The following summary reflects restricted stock awards activity and related information.

                                                             Weighted Average
                                                                Grant Date
                                        Shares                  Fair Value
                                  -----------------       ----------------------
Nonvested at January 1, 2007                 -                   $     -
Granted                                  9,200                   $ 29.76
Vested                                       -                   $     -
Forfeited                                    -                   $     -
                                  -----------------       ----------------------
Nonvested at June 30, 2007               9,200                   $ 29.76
                                  =================       ======================

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended                        Six Months Ended
                                             June 30, 2007*      June 30, 2006*      June 30, 2007*       June 30, 2006*
                                                           (in thousands, except share and per share data)

Numerator:

Net income                                          $  6,877            $  3,455            $ 13,194             $  7,198

Denominator:
Denominator for basic earnings per share -
   Weighted average shares
                                                  12,460,914          12,315,485          12,417,729           12,296,426
Effect of dilutive employee stock options
and restricted stock awards                          231,659             350,908             234,566              353,775
                                             ---------------      --------------      --------------        -------------
Denominator for diluted earnings per share -
   Weighted average shares                        12,692,573          12,666,393          12,652,295           12,650,201
                                             ===============      ==============      ==============        =============
Basic earnings per share                            $   0.55            $   0.28            $   1.06             $   0.59
                                             ===============      ==============      ==============        =============
Diluted earnings per share                          $   0.54            $   0.27            $   1.04             $   0.57
                                             ===============      ==============      ==============        =============

Anti-dilutive shares                                                                         174,000               75,000
                                                                                      ==============        =============
Weighted average exercise price                                                             $  25.53             $  25.01
                                                                                      ==============        =============

9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN 48. In accordance with FIN 48, the Company recorded a $551,000 increase in its liability for unrecognized tax benefits, interest, and penalties, which is offset by an increase of the deferred tax assets of $155,000, resulting in a decrease to the January 1, 2007, retained earnings balance of $396,000. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $396,000. The total amount of unrecognized tax benefits at January 1, 2007, is $447,000 related to tax positions for which it is reasonably possible that the total amounts could significantly decrease during the next twelve months. This amount represents the unrecognized tax benefits comprised of items related to determination of state nexus. Resolution of these tax benefits will occur through a voluntary compliance program, which was initiated during the three months ended June 30, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $141,000 and $29,000 for the potential payment of interest and penalties, respectively.

As of June 30, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006, and to non-U.S. income tax examinations for the tax years of 2004 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2006.

There were no significant changes to any of these amounts during the six months ended June 30, 2007.


10. STOCK REPURCHASE

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its most recent stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through June 30, 2006, the Company had repurchased a total of 1,257,864 shares under this program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401K savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. Through June 30, 2007, the Company repurchased 287,713 shares for an aggregate price of $6,321,000 or an average price of $21.97 per share.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options expiring on March 11, 2007. To date, the Company repurchased 64,875 shares for an aggregate price of $1,799,000 or an average price of $27.73.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. Raw materials ranged in prices and at times increases were incurred up to approximately 24% for steel, 42% for aluminum and 400% for copper from 2004 to June 30, 2007. The increases resulted in economic challenges to AAON. AAON reviewed and adjusted current pricing strategies and created efficiencies in production in order to mitigate the economic factors of increasing commodity prices. The major component costs include compressors, electric motors and electronic controls, which also increased due to increases in commodities.

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

Set forth below is unaudited income statement information with respect to the Company for the periods ended June 30, 2007, and 2006:

                                       Three Months Ended                             Six Months Ended
                              June 30, 2007          June 30, 2006          June 30, 2007           June 30, 2006
                           -------------------    -------------------    -------------------     -------------------
                                                               (In thousands)
Net sales                   $ 70,835     100%      $ 59,137     100%      $129,463     100%       $112,757     100%

Cost of sales                 55,237      78%        49,018      83%        98,143      76%         92,254      82%
                           -------------------    -------------------    -------------------     -------------------
    Gross profit              15,598      22%        10,119      17%        31,320      24%         20,503      18%

Selling, general and
  administrative
  expenses                     5,270       7%         4,853       8%        11,017       8%          9,418       8%
                           -------------------    -------------------    -------------------     -------------------
     Income from
       operations             10,328      15%         5,266       9%        20,303      16%         11,085      10%
                           -------------------    -------------------    -------------------     -------------------

Interest expense                   3       0%           (10)      0%            (7)      0%            (22)      0%
Interest income                    3       0%            15       0%             6       0%             24       0%
Other income                      82       0%           138       0%           270       0%            264       0%
                           -------------------    -------------------    -------------------     -------------------
Income before
  income taxes                10,416      15%         5,409       9%        20,572      16%         11,351      10%
Income tax provision           3,539       5%         1,954       3%         7,378       6%          4,153       4%
                           -------------------    -------------------    -------------------     -------------------
      Net income            $  6,877      10%      $  3,455       6%      $ 13,194      10%       $  7,198       6%
                           ===================    ===================    ====================    ===================

Results of Operations

Key events impacting AAON's cash balance, financial condition, and results of operations for the six months ended June 30, 2007 include the following:

     o Increased sales due to innovative products and effective moderation of commodity costs with purchase agreements and pricing strategies affected sales and gross margin positively, which resulted in significantly higher revenues and income.
     o In February 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash dividends were paid in January of 2007, affecting cash by $2.5 million. Dividends were declared in the second quarter of 2007 and accrued. Payment of cash dividends occurred in July of 2007 in the amount of $2.5 million.
     o Stock repurchases of AAON stock from employee's 401(k) savings and investments plan were authorized in 2005. AAON continued to repurchase stock from employees and made repurchases from other incentive plans throughout the six months ended June 30, 2007, resulting in cash payments of $2.9 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program. The cash received in the first six months of 2007 from options exercised was $1.0 million.
     o Purchases of equipment to create efficiencies remained a priority. AAON capital expenditures were $7.2 million. Equipment purchases and proper upkeep of manufacturing facilities create significant efficiencies, lower production costs and allow continued growth in production. The Company currently estimates it will spend a total of approximately $10.0 million on capital expenditures in 2007 for continued growth.

Net Sales

Net sales increased $11.7 million (19.8%) to $70.8 million from $59.1 million for the three months ended June 30, 2007, and $16.7 million (14.8%) to $129.5 million from $112.8 million for the six months ended June 30, 2007, compared to the same periods in 2006. Increased sales were attributable to an increase in volume of product sold related to the Company's new and redesigned products being favorably received by its customers and from certain pricing strategies implemented in 2006 and the second quarter of 2007 that are now being fully recognized as back orders from 2006 become completed. Management anticipates continued growth throughout 2007.

Gross Profit

Gross profit increased $5.5 million (54.1%) to $15.6 million from $10.1 million for the three months ended June 30, 2007, and increased $10.8 million (52.8%) to $31.3 million from $20.5 million for the six months ended June 30, 2007, compared to the same periods in 2006. Gross margins were 22.0% compared to 17.1% for the three months ended June 30, 2007, and June 30, 2006, respectively, and were 24.2% compared to 18.2% for the six months ended June 30, 2007, and June 30, 2006, respectively. The increase in gross profit results from pricing strategies becoming fully utilized and production and labor efficiencies as volume remains at a high and steady level. The Company also began to see a leveling off of raw material increases, thus lowering the cost of raw materials and allowing for higher gross profits.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. Raw materials ranged in prices and at times increases were incurred up to approximately 24% for steel, 42% for aluminum and 400% for copper from 2004 to June 30, 2007, causing increased inventory costs. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs, as steel, copper and aluminum are used in the manufacturing of their products; therefore, the Company is also experiencing price increases from component part suppliers. The Company is beginning to see some leveling off of the increases in certain materials, but continues to monitor these costs and price units accordingly. The Company instituted several price increases to customers from 2004 to 2007 in an attempt to offset the continued increases in steel, copper and aluminum. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $417 thousand (8.6%) to $5.3 million from $4.9 million for the three months ended June 30, 2007, and increased $1.6 million (17%) to $11.0 million from $9.4 million for the six months ended June 30, 2007, compared to the same periods in 2006. The increase in selling, general and administrative expenses was primarily caused by an increase in profit sharing due to increased net income. The Company contributes 10% of pre-tax profit to all eligible employees equally on a quarterly basis to reward employee productivity.

Other Income

Other income was $82,000 and $138,000 for the three months ended June 30, 2007, and 2006, respectively. Other income was $270,000 and $264,000 for the six months ended June 30, 2007, and 2006, respectively. Other income is attributable primarily to rental income from the Company's expansion facility. All expenses associated with the facility that are allocated to the rental portion of the building are included in Other income. The Company plans to continue to monetize the expansion facility until it is needed for increased capacity. Other income also includes foreign currency gains and losses that result from operations in Canada. The weakened U.S. dollar was the primary reason for the decrease in Other income for the three months ended June 30, 2007.

Analysis of Liquidity and Capital Resources

AAON's working capital and capital expenditure requirements are generally met through net cash provided by operations and the revolving bank line of credit.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities decreased in the six months ended June 30, 2007, by $1.6 million from the prior years six months ended June, 30, 2006. The decrease is primarily the result of increased inventory due to increased levels to accommodate future sales. Increased accounts receivable also contributed to the decrease in operating cash due to the timing of shipment of products. The increased inventory and accounts receivable is partially offset by the increase in Net income based on factors stated above as well as the increased accrued liabilities, which consists of an increase in commission's payable.

Cash Flows Used in Investing Activities. Cash flows used in investing activities were $7.2 million and $12.3 million for the six months ended June 30, 2007, and 2006, respectively. The decrease in cash flows used in investing activities in 2007 was primarily related to lower capital expenditures of $7.2 million for additions to manufacturing facilities, machinery and equipment compared to $12.3 million for the same period in 2006. Capital expenditures in 2007 related to building renovations and machinery and equipment to further automate production. Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to spur growth and create efficiencies. The Company is currently in line with budgeted capital expenditures of approximately $10.0 million in 2007 for equipment requirements. The Company expects its cash requirements to be provided from cash flows from operations.

For the six months ended June, 30, 2007, the Company did not invest nor receive proceeds from any certificate of deposits. For the same period in 2006, the Company received proceeds from investments of $2 million and reinvested a total of $2 million.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $2.6 million and $234,000 for the six months ended June 30, 2007, and 2006, respectively. The increase of cash used in financing activities primarily relates to cash dividends declared and paid and the continued repurchase of the Company's stock.

The Company repurchased shares of stock from employees' 401(k) savings and investment plan and other incentive plans for the six months ended June 30, 2007, in the amount of $2.9 million for 106,037 shares of stock. There were shares of stock repurchased for a total of $2.2 million for the same period in 2006.

In February 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash dividends were declared in December 2006 and were paid in January 2007 in the amount of $2.5 million. Cash dividends of $2.5 million were declared and accrued for on June 11, 2007, and paid on July 2, 2007. Prior to 2006, no cash dividends had been declared or paid. Board approval is required to determine the date of declaration for each semi-annual payment.

The Company received cash from stock options exercised of $1.0 million and classified the tax benefit of stock options exercised of $1.8 million in financing activities for the six months ended June 30, 2007. Due to the increase in stock price and the exercise price of options, the tax effect of the gains received by the Company increased for the six months ended June 30, 2007. The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the six months ended June 30, 2007. The cash received from stock options exercised for the same period in 2006 was $1.0 million and the tax benefit of stock options exercised was $1.3 million.


General

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $600,000. The letter of credit is a requirement of the Company's workers compensation insurance and will expire December 31, 2007. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (6.92% at June 30, 2007). No fees are associated with the unused portion of the committed amount. At June 30, 2007 and December 31, 2006, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at June 30, 2007, were $14.6 million. The credit facility requires the Company to maintain certain financial ratios. At June 30, 2007, the Company was in compliance with its financial ratio covenants. On July 30, 2007, the line of credit's maturity date was extended to July 30, 2008.

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for fiscal year 2007 and the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, its ability to authorize dividend cash payments, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at June 30, 2007, see Note 6 to the financial statements included in this report.


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

Effective January 1, 2007, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $396,000, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 9 for more information on income taxes.

Except for the adoption of FIN 48 and EITF 06-3, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. A comprehensive discussion of the Company's critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

In June 2006, the EITF reached a consensus on Issue 06-3, How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The guidance requires that a company disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for fiscal periods beginning after December 15, 2006. The Company presents sales net of sales taxes. Accordingly, this issue will not have a financial impact to the Company.

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

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "will", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. The Company had no outstanding balance as of June 30, 2007.

Foreign sales accounted for less than 5% of the Company's sales for the six months ended June 30, 2007, and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Standards No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred. The exchange rate of the United States dollar to the Canadian dollar was $0.94 and $0.90 at June 30, 2007, and June 30, 2006, respectively.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months, however; in 2006 cost increases in basic commodities, such as steel, copper and aluminum, severely impacted profit margins. Continued volatility in prices may impact profit margins in future periods.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of June 30, 2007.

         Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1A.  Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Company's Form 10-K in response to Item 1A, to Part I of its Form 10-K.


Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began a stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,325,000 shares) of its outstanding stock. Through December 31, 2005, the Company had repurchased a total of 1,257,864 shares under this program for an aggregate price of $22,034,568, or an average of $17.52 per share. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through June 30, 2007, the Company repurchased 287,713 shares for an aggregate price of $6,321,000 or an average price of $21.97 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options expiring on March 11, 2007. To date, the Company repurchased 64,875 shares for an aggregate price of $1,799,000 or an average price of $27.73.

Repurchases during the second quarter of 2007 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
------------------ ------------- ------------ ----------------- ---------------------
                                                                     (d) Maximum
                                              (c) Total Number        Number (or
                    (a) Total        (b)       of Shares (or      Approximate Dollar
                    Number of      Average     Units) Purchased  Value) of Shares (or
     Period         Shares (or   Price Paid      as Part of      Units) that May Yet
                      Units)      Per Share       Publicly       Be Purchased Under
                    Purchased     (or Unit)    Announced Plans       the Plans or
                                                or Programs            Programs
------------------ ------------- ------------ ----------------- ---------------------
Month #1
April 1-30,             6,876       $ 25.64         6,876                    -
2007

Month #2
May 1-31,              31,046       $ 28.88        11,046                    -
2007

Month #3
June 1-30,              7,438       $ 30.56         7,438                    -
2007

Total                  45,360       $ 28.67        25,360                    -


Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on May 22, 2007, Thomas E Naugle was reelected as a director for a three-year term by a vote of 10,933,999 shares "For", 16,567 shares "Against" and 489,812 shares "Abstain". In addition, at the Annual Meeting the position on the Board of Directors formerly held by Jerry E. Ryan was held open as a "vacancy" on the Board, to be subsequently filled by the Board when a suitable replacement has been selected. This was approved by a vote of 9,557,670 shares "For", 350,180 shares "Against", and 42,381 shares "Abstain". Other directors whose terms of office continued after the meeting are: Anthony Pantaleoni and Jack E. Short whose terms end in 2008 and Norman H. Asbjornson, John B. Johnson, Jr. and Charles C. Stephenson, Jr., whose terms end in 2009.

In addition, at the Annual Meeting adoption of the Company's Long-Term Incentive Plan as described in Note 7, Stock Compensation, was approved by a vote of 8,913,032 shares "For", 984,141 shares "Against" and 53,058 shares "Abstain".

Item 5.  Other Information.

The Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 11, 2007, the record date, payable on July 2, 2007.

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


                                                AAON, INC.



Dated: August 8, 2007                           By:  /s/ Norman H. Asbjornson
                                                     ---------------------------
                                                         Norman H. Asbjornson
                                                         President/CEO



Dated: August 8, 2007                           By:  /s/ Kathy I. Sheffield
                                                     ---------------------------
                                                         Kathy I. Sheffield
                                                         Vice President/CFO