Form 10-Q
period 2007-09-30
AAON INC
filed 2007-11-07
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007
                                       or

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

         Yes   |_|          No   |X|

As of September 30, 2007 registrant had outstanding a total of 18,770,234 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                              September 30,             December 31,
                                                                                  2007                      2006
                                                                          -----------------------------------------------
                                                                          (in thousands, except share and per share data)
Assets
Current assets:
   Cash and cash equivalents                                                    $    2,715               $      288
   Accounts receivable, net                                                         41,887                   36,748
   Inventories, net                                                                 32,738                   29,502
   Prepaid expenses and other                                                          409                      267
   Deferred tax assets                                                               4,473                    3,954
                                                                          -----------------------------------------------
Total current assets                                                                82,222                   70,759
                                                                          -----------------------------------------------
   Property, plant and equipment                                                   122,257                  113,404
                                                                          -----------------------------------------------
   Less:  Accumulated depreciation                                                  61,254                   54,182
                                                                          -----------------------------------------------
   Property, plant and equipment, net                                               61,003                   59,222
   Notes receivable, long-term                                                          75                       75
                                                                          -----------------------------------------------
Total assets                                                                    $  143,300               $  130,056
                                                                          ===============================================

Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt                                         $        -               $       59
   Accounts payable                                                                 12,284                   15,821
   Dividends payable                                                                     -                    2,465
   Accrued liabilities                                                              20,448                   16,058
                                                                          -----------------------------------------------
Total current liabilities                                                           32,732                   34,403

Other long-term liabilities                                                             72                        -
Deferred tax liabilities                                                             3,658                    4,061
Commitments and contingencies                                                            -                        -

Stockholders' equity:
   Preferred stock, $.001 par value, 7,500,000 shares
     authorized, no shares issued*                                                       -                        -
   Common stock, $.004 par value, 75,000,000 shares authorized,
     18,770,234 and 18,508,248 issued and outstanding at
     September 30, 2007, and December 31, 2006, respectively*                           75                       74
   Additional paid-in capital*                                                           -                      185
   Accumulated other comprehensive income, net of tax                                1,762                      667
   Retained earnings                                                               105,001                   90,666
                                                                          -----------------------------------------------
Total stockholders' equity                                                         106,838                   91,592
                                                                          -----------------------------------------------
Total liabilities and stockholders' equity                                      $  143,300               $  130,056
                                                                          ===============================================

* Reflects three-for-two stock split effective August 21, 2007.

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                  Three Months Ended                            Nine Months Ended
                                      September 30, 2007     September 30, 2006     September 30, 2007     September 30, 2006
                                     ------------------------------------------------------------------------------------------
                                                                (in thousands, except per share data)
Net sales                                       $ 70,907               $ 64,153              $ 200,370              $ 176,910

Cost of sales                                     57,267                 50,562                155,410                142,816
                                     ---------------------  ---------------------  ---------------------  ---------------------
     Gross profit                                 13,640                 13,591                 44,960                 34,094

Selling, general and
  administrative expenses                          5,492                  5,963                 16,509                 15,381
                                     ---------------------  ---------------------  ---------------------  ---------------------
     Income from operations                        8,148                  7,628                 28,451                 18,713

Interest expense                                      (3)                   (36)                   (10)                   (58)

Interest income                                        1                      -                      7                     24

Other income (expense), net                         (346)                   157                    (76)                   421
                                     ---------------------  ---------------------  ---------------------  ---------------------
Income before income taxes                         7,800                  7,749                 28,372                 19,100

Income tax provision                               2,418                  2,352                  9,796                  6,505
                                     ---------------------  ---------------------  ---------------------  ---------------------
     Net income                                 $  5,382               $  5,397              $  18,576              $  12,595
                                     =====================  =====================  =====================  =====================

Earnings per share:
   Basic*                                       $   0.29               $   0.29              $    1.00              $    0.68
                                     =====================  =====================  =====================  =====================
   Diluted*                                     $   0.28               $   0.28              $    0.98              $    0.66
                                     =====================  =====================  =====================  =====================

Cash dividends declared per common
  share*:                                       $   0.16               $   0.16              $    0.16              $    0.16
                                     =====================  =====================  =====================  =====================

Weighted average shares outstanding:
   Basic*                                         18,741                 18,478                 18,665                 18,456
                                     =====================  =====================  =====================  =====================
   Diluted*                                       19,003                 18,992                 18,976                 18,986
                                     =====================  =====================  =====================  =====================

* Reflects three-for-two stock split effective August 21, 2007.

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings        Total
                                       --------------------------------------------------------------------------------------
                                                                           (in thousands)
                                       --------------------------------------------------------------------------------------
Balance at December 31, 2006               18,508*       $   74*     $   185*        $   667        $  90,666     $  91,592
Adjustment for the adoption of
  FASB Interpretation (FIN) No. 48                                                                       (396)         (396)
Comprehensive income:
    Net income                                  -             -            -               -           18,576        18,576
    Foreign currency
      translation adjustment                    -             -            -           1,095                -         1,095
                                                                                                                 ------------
    Total comprehensive income                                                                                       19,671
Stock options exercised, including
   tax benefits                               590*            4*       5,147*              -                -         5,151
Share based compensation                        -             -          466               -                -           466
Stock repurchased and retired                (328)*          (3)*     (5,798)*             -           (1,348)       (7,149)
Dividends declared                              -             -            -               -           (2,497)       (2,497)
                                       --------------------------------------------------------------------------------------
Balance at September 30, 2007              18,770*       $   75*     $     -*        $ 1,762        $ 105,001     $ 106,838
                                       ======================================================================================

* Reflects three-for-two stock split effective August 21, 2007.

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                          Nine Months                    Nine Months
                                                                             Ended                          Ended
                                                                      September 30, 2007             September 30, 2006
                                                                   -------------------------------------------------------
                                                                                        (in thousands)
OPERATING ACTIVITIES
     Net income                                                                $  18,576                      $  12,595
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                                            7,153                          6,836
           Net provision for losses on accounts receivable                           221                            174
           Gain on disposition of assets                                             (11)                             -
           Share-based compensation                                                  466                            380
           Excess tax benefits from stock options exercised                       (2,743)                        (1,280)
           Deferred income taxes                                                    (662)                          (535)
           Changes in assets and liabilities:
                Accounts receivable                                               (4,975)                       (13,935)
                Inventories                                                       (3,032)                        (5,949)
                Prepaid expenses and other                                          (139)                           430
                Accounts payable                                                  (3,303)                         7,570
                Accrued liabilities                                                6,300                          4,948
                                                                   -------------------------------------------------------
     Net cash provided by operating activities                                    17,851                         11,234

INVESTING ACTIVITIES
     Proceeds from sale of property, plant and equipment                              21                              -
     Proceeds from matured certificate of deposit                                      -                          3,000
     Investment in certificate of deposit                                              -                         (2,000)
     Capital expenditures                                                         (8,650)                       (15,821)
                                                                   -------------------------------------------------------
     Net cash used in investing activities                                        (8,629)                       (14,821)

FINANCING ACTIVITIES
     Borrowings under revolving credit facility                                   12,142                         42,967
     Payments under revolving credit facility                                    (12,142)                       (36,470)
     Payments of long-term debt                                                      (59)                           (81)
     Stock options exercised                                                       2,404                          1,018
     Excess tax benefits from stock options exercised                              2,743                          1,280
     Repurchase of stock                                                          (7,149)                        (3,108)
     Cash dividends paid to stockholders                                          (4,958)                        (2,478)
                                                                   -------------------------------------------------------
     Net cash (used in) provided by financing activities                          (7,019)                         3,128
                                                                   -------------------------------------------------------
Effect of exchange rate on cash                                                      224                             89
                                                                   -------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               2,427                           (370)
                                                                   -------------------------------------------------------
Cash and cash equivalents, beginning of year                                         288                            837
                                                                   -------------------------------------------------------
Cash and cash equivalents, end of period                                       $   2,715                      $     467
                                                                   =======================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2007
                                   (unaudited)


1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. AAON, Inc. ("the Company") believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2006, filed by the Company with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Common Stock Split

On July 12, 2007, the Company's Board of Directors approved a three-for-two stock split of the Company's outstanding stock for shareholders of record as of August 3, 2007. The stock split was treated as a 50% stock dividend which was distributed on August 21, 2007. The applicable share and per share data for all periods included herein has been restated to reflect the stock split.

Currency

Foreign currency transactions and financial statements are translated in accordance with Financial Accounting Standards Board ("FASB") Statement 52, Foreign Currency Translations. The Company uses the U.S. dollar as its functional currency, except for the Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in the Consolidated Statement of Stockholders' Equity and Comprehensive Income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in other income and expense in the results of operations as incurred.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $551,000 increase in the liability for unrecognized tax benefits, which is offset by an increase of the deferred tax assets of $155,000, resulting in a decrease to the January 1, 2007, retained earnings balance of $396,000, for additional information see Note 9 to the Consolidated Financial Statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue 06-3, How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ("EITF 06-3"). The guidance requires that a company disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for fiscal periods beginning after December 15, 2006. As disclosed in the "Revenue Recognition" footnote above, the Company presents sales net of sales taxes. Accordingly, this issue does not have a financial impact to the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument-by-instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Accounts receivable balances at September 30, 2007 and December 31, 2006, and the changes in the allowance for doubtful accounts for the nine months ended September 30, 2007 and 2006 are as follows:

                                                  September 30,                December 31,
                                                      2007                         2006
                                               -------------------------------------------------
                                                                (in thousands)
Accounts receivable                                   $ 42,370                    $ 37,014
Less: allowance for doubtful accounts                     (483)                       (266)
                                               ---------------------       ---------------------
Total, net                                            $ 41,887                    $ 36,748
                                               ---------------------       ---------------------

                                                                          Nine Months Ended
                                                              September 30,               September 30,
                                                                  2007                        2006
                                                           -------------------------------------------------
                                                                            (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                                    $   266                     $   685
   Provision for losses on accounts receivable                         580                         426
   Adjustments to provision                                           (359)                       (546)
   Accounts receivable written off, net of recoveries                   (4)                       (390)
                                                           ---------------------       ---------------------
   Balance, end of period                                          $   483                     $   175
                                                           =====================       =====================

3.   INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. Inventory balances at September 30, 2007 and December 31, 2006, and the changes in the allowance for excess and obsolete inventories account for the nine months ended September 30, 2007 and 2006 are as follows:

                                                            September 30,             December 31,
                                                                2007                     2006
                                                         ---------------------------------------------
                                                                        (in thousands)
Raw materials                                                  $  28,394                $  25,977
Work in process                                                    1,812                    2,226
Finished goods                                                     2,882                    1,649
                                                         -------------------      --------------------
                                                                  33,088                   29,852
Less: Inventory reserve                                             (350)                    (350)
                                                         -------------------      --------------------
Total, net                                                     $  32,738                $  29,502
                                                         ===================      ====================

                                                                       Nine Months Ended
                                                            September 30,            September 30,
                                                                2007                     2006
                                                         ------------------------------------------------
                                                                        (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                                $     350                $     350
   Provision for excess and obsolete inventories                       -                        -
   Adjustments to reserve                                              -                        -
                                                         -------------------      -----------------------
   Balance, end of period                                      $     350                $     350
                                                         ===================      =======================

4. ACCRUED LIABILITIES

At September 30, 2007 and December 31, 2006, accrued liabilities were comprised of the following:

                                      September 30,               December 31,
                                          2007                        2006
                                   ---------------------------------------------
                                                  (in thousands)

Warranty                                 $   6,190                  $   5,572
Commissions                                  9,078                      6,862
Payroll                                      2,383                      1,890
Income taxes                                   615                          -
Workers' compensation                          931                        494
Medical self-insurance                         920                        837
Other                                          331                        403
                                   ------------------         ------------------
Total                                    $  20,448                  $  16,058
                                   ==================         ==================


5.   SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments of $10,000 and $58,000 were made for the nine months ended September 30, 2007 and 2006, respectively. Payments for income taxes of $6.4 million and $5.9 million were made during the nine months ended September 30, 2007 and 2006, respectively. Dividends payable of $2.5 million were accrued as of December 31, 2006. These dividends were paid in January 2007.


6.   REVOLVING CREDIT FACILITY

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $600,000. The letter of credit is a requirement of the Company's workers compensation insurance. The letter of credit was renewed in January 2007 and will expire in January 2008. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (7.32% at September 30, 2007). No fees are associated with the unused portion of the committed amount. At September 30, 2007 and December 31, 2006, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at September 30, 2007, were $14.6 million. The credit facility requires the Company to maintain certain financial ratios. At September 30, 2007, the Company was in compliance with its financial ratio covenants. On July 30, 2007 the Company renewed the line of credit with a maturity date of July 30, 2008.


7.   STOCK COMPENSATION

The Company maintains a stock option plan for key employees, directors and consultants. The Company's stock option plan provided for 4,387,500 shares of common stock to be issued under the plan. Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant. Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter. Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10. On May 22, 2007, the stockholders of the Company adopted a Long-Term Incentive Plan which provides an additional 750,000 shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards. Since inception of the Plan, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment ("SFAS 123R"), using the modified-prospective-transition provisions. Under that transition method, compensation cost recognized in 2006 and the first nine months of 2007 includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, and compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant date fair value reduced for the present value of dividends calculated using a Black-Scholes-Merton Option Pricing Model in accordance with provisions of SFAS 123R.

For the three month periods ended September 30, 2007 and 2006, the Company recognized approximately $139,000 and $124,000 and for the nine month periods ended September 30, 2007 and 2006, the Company recognized approximately $442,000 and $351,000, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income related to the stock option plan. The total pre-tax compensation cost related to nonvested stock options not yet recognized as of September 30, 2007, is $1.6 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2007 and 2006.

                                                  Nine Months Ended
                                     September 30, 2007       September 30, 2006
                                     ------------------       ------------------
    Directors and Officers:
        Expected dividend yield                 1.66%                      2.05%
        Expected volatility                    42.80%                     42.76%
        Risk-free interest rate                 4.87%                      5.05%
        Expected life                         8.0 yrs                    8.0 yrs
        Forfeiture Rate                            0%                         0%

    Employees:
        Expected dividend yield                 1.66%                      2.05%
        Expected volatility                    41.89%                     42.00%
        Risk-free interest rate                 4.68%                      4.98%
        Expected life                         6.3 yrs                    6.3 yrs
        Forfeiture Rate                           28%                        28%


The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company's stock. The Company initiated a dividend payout in the second quarter of 2006. Previously the Company used Board of Director approved semi-annual dividend payouts of $0.20 per share through July 3, 2007, to calculate the expected dividend yield. The Board of Directors has approved future dividend payments of $0.16 per share and the table above was adjusted to reflect the rate change.

A summary of stock options outstanding as of September 30, 2007, is as follows:

                                               Options Outstanding                                  Options Exercisable
                         ---------------------------------------------------------------    -----------------------------------
       Range of                Number          Weighted         Weighted       Aggregate             Number           Weighted
    Exercise Prices        Outstanding at       Average          Average       Intrinsic         Exercisable at       Average
                           September 30,       Remaining        Exercise         Value           September 30,        Exercise
                               2007           Contractual         Price                              2007              Price
                                                  Life
-------------------------------------------------------------------------------------------------------------------------------
   $2.26 - $2.26                   31,875            0.29        $  2.26         $ 17.47                 31,875        $  2.26
   $2.67 - $3.85                  311,370            1.61           3.21           16.52                311,370           3.21
   $5.73 - $11.29                 242,613            5.09           8.45           11.28                181,413           7.70
  $11.40 - $12.00                  46,500            7.85          11.69            8.04                 19,900          11.83
  $12.68 - $15.55                  67,500            8.14          14.34            5.39                 23,300          14.18
  $15.99 - $21.01                 239,250            9.05          17.17            2.56                 15,000          17.97
                         ------------------------------------------------------------------------------------------------------
         Total                    939,108            5.13        $  9.31         $ 10.42                582,858        $  5.67
                         ======================================================================================================

A summary of option activity as of September 30, 2007, is as follows:

                                                                                Weighted
                                                                                Average
                                                                               Remaining          Aggregate
                                                       Weighted Average       Contractual         Intrinsic
Stock Options                          Shares           Exercise Price            Term           Value ($000)
                                  ----------------    ------------------    ----------------    --------------
Outstanding at January 1, 2007          1,461,496             $    7.33
     Granted                              129,188                 15.64
     Exercised                           (565,624)                 4.25
     Forfeited or Expired                 (85,952)                15.46
                                  ----------------    ------------------
Outstanding at September 30, 2007         939,108                  9.31                5.13          $  9,787
                                  ================    ==================    ================    ==============
Exercisable at September 30, 2007         582,858             $    5.67                3.01          $  8,197
                                  ================    ==================    ================    ==============

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $6.95 and $6.97, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $8.5 million and $3.6 million, respectively. The cash received from options exercised during the nine months ended September 30, 2007 and 2006, was $2.4 million and $1.0 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested options for the nine month period ended September 30, 2007, is as follows:

                                                             Weighted Average
                                                                Grant Date
                                        Shares                  Fair Value
                                  -----------------       ----------------------
Nonvested at January 1, 2007           415,980                   $  6.09
Granted                                 98,250                      7.40
Vested                                 (74,728)                     5.99
Forfeited                              (83,252)                     6.55
                                  -----------------       ----------------------
Nonvested at September 30, 2007        356,250                   $  6.44
                                  =================       ======================

The Company also grants restricted stock awards to employees and directors. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period. The weighted average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2007, was $10.18 per share (total grant date fair value of approximately $396,000). As of September 30, 2007, there was no aggregate intrinsic value of restricted stock awards that are expected to vest. In addition, as of September 30, 2007, unrecognized compensation cost related to non-vested restricted stock awards was approximately $345,000 which is expected to be recognized over a weighted average period of 2.1 years.

A summary of restricted stock activity as of September 30, 2007, is as follows:

                                                                                      Weighted
                                                                Weighted               Average              Aggregate
                                                                Average               Remaining          Intrinsic Value
Restricted Stock                             Shares          Exercise Price        Contractual Term           ($000)
                                           ----------     --------------------    -----------------    ------------------
Outstanding at January 1, 2007                     -             $       -
     Granted                                  38,900                     -
     Exercised                                     -                     -
     Forfeited or Expired                     (1,050)                    -
                                           ----------     --------------------
Outstanding at September 30, 2007             37,850                     -                 9.75               $     -
                                           ==========     ====================    =================    ==================
Exercisable at September 30, 2007                  -             $       -                    -               $     -
                                           ==========     ====================    =================    ==================

During 2007, the Compensation Committee of the Board of Directors authorized and issued restricted stock to the officers and directors of the Company. The restricted stock award program offers the opportunity to earn shares of AAON common stock over time, rather than options that give the right to purchase stock at a set price. Restricted stock granted to directors vest one-third each year. All other restricted stock vests at a rate of 20% per year. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. The fair value of restricted stock grants is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the nine months ended September 30, 2007 and 2006, $2.7 million and $1.3 million, respectively, of such excess tax benefits from all share-based payment plans was classified as financing cash flows.

8.   EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities. Dilutive common shares consist primarily of stock options and restricted stock.

                                                       Three Months Ended                        Nine Months Ended

                                                September 30,       September 30,       September 30,        September 30,
                                                    2007                2006                2007                 2006
                                             -------------------------------------------------------------------------------
                                                           (in thousands, except share and per share data)

Numerator:

Net income                                          $  5,382            $  5,397            $ 18,576             $ 12,595

Denominator:
Denominator for basic earnings per share -
   Weighted average shares*                       18,740,666          18,478,343          18,665,035           18,455,997

Effect of dilutive employee stock options
and restricted stock awards*                         262,484             513,446             311,058              529,619
                                             ---------------      --------------      --------------        -------------
Denominator for diluted earnings per share -
   Weighted average shares*                       19,003,150          18,991,789          18,976,093           18,985,616
                                             ===============      ==============      ==============        =============
Basic earnings per share*                           $   0.29            $   0.29            $   1.00             $   0.68
                                             ===============      ==============      ==============        =============
Diluted earnings per share                          $   0.28            $   0.28            $   0.98             $   0.66
                                             ===============      ==============      ==============        =============

Anti-dilutive shares*                                                                        277,100              160,500
                                                                                      ==============        =============
Weighted average exercise price*                                                            $  17.73             $  16.02
                                                                                      ==============        =============

*Reflects three-for-two stock split effective August 21, 2007

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

As of September 30, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006, and to non-U.S. income tax examinations for the tax years of 2004 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2006.

There were no significant changes to any of these amounts during the nine months ended September 30, 2007.


10.  STOCK REPURCHASE

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its most recent stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,987,500 shares) of its outstanding stock. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program. Through February 14, 2006, the Company had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average price of $11.68 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through September 30, 2007, the Company repurchased 467,637 shares for an aggregate price of $7,081,417, or an average price of $15.14 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. To date, the Company repurchased 260,625 shares for an aggregate price of $5,232,188, or an average price of $20.08 per share. The Company purchases the shares at the current market price.


11.  CONTINGENCIES

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AAON, Inc. ("the Company") engineers, manufactures and markets air-conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up units, heat recovery units, condensing units, coils and boilers. The Company has successfully gained market share through its "semi-custom" product lines, which offer the customer value, quality, function, serviceability and efficiency. Custom units are marketed and sold to retail, manufacturing, educational, medical and other commercial industries. AAON markets units to all 50 states in the United States and certain provinces in Canada. International sales are less than five percent as the majority of all sales are domestic.

The Company sells its products to property owners and contractors through a network of manufacturers' representatives and its internal sales force. Demand for the Company's products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6-18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, the Company emphasizes the replacement market.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. Raw materials ranged in prices and at times increases were incurred up to approximately 24% for steel, 42% for aluminum and 400% for copper from 2004 to September 30, 2007. The increases resulted in economic challenges to AAON. The Company reviewed and adjusted current pricing strategies and created efficiencies in production in order to mitigate the economic factors of increasing commodity prices. The major component costs include compressors, electric motors and electronic controls, which also increased due to increases in commodities.

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

The office facilities of the Company consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (the "original facility"), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building ("the expansion facility") located across the street from the original facility at 2440 S. Yukon Avenue. The Company utilizes 39% of the expansion facility and the remaining 61% is leased to a third party.

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

Set forth below is unaudited income statement information with respect to the Company for the periods ended September 30, 2007 and 2006:

                                         Three Months Ended                                      Nine Months Ended
                            September 30, 2007        September 30, 2006           September 30, 2007        September 30, 2006
                          -------------------------------------------------      -------------------------------------------------
                                                                       (In thousands)
Net sales                   $  70,907     100.0%      $  64,153     100.0%         $ 200,370     100.0%      $ 176,910     100.0%

Cost of sales                  57,267      80.8%         50,562      78.8%           155,410      77.6%        142,816      80.7%
                          -------------------------------------------------      -------------------------------------------------
    Gross profit               13,640      19.2%         13,591      21.2%            44,960      22.4%         34,094      19.3%

Selling, general and
  administrative expenses       5,492       7.7%          5,963       9.3%            16,509       8.2%         15,381       8.7%
                          -------------------------------------------------      -------------------------------------------------
    Income from
      operations                8,148      11.5%          7,628      11.9%            28,451      14.2%         18,713      10.6%
                          -------------------------------------------------      -------------------------------------------------

Interest expense                   (3)      0.0%            (36)      0.0%               (10)      0.0%            (58)      0.0%
Interest income                     1       0.0%              -       0.0%                 7       0.0%             24       0.0%
Other income (expense)           (346)     (0.5)%           157       0.2%               (76)      0.0%            421       0.2%
                          -------------------------------------------------      -------------------------------------------------
Income before
  income taxes                  7,800      11.0%          7,749      12.1%            28,372      14.2%         19,100      10.8%
Income tax provision            2,418       3.4%          2,352       3.7%             9,796       4.9%          6,505       3.7%
                          -------------------------------------------------      -------------------------------------------------
      Net income            $   5,382       7.6%      $   5,397       8.4%         $  18,576       9.3%      $  12,595       7.1%
                          =================================================      =================================================

Results of Operations

Key events impacting our cash balance, financial condition, and results of operations for the nine months ended September 30, 2007, include the following:

     o Increased sales due to innovative products and effective moderation of commodity costs with purchase agreements and pricing strategies affected sales and gross margin positively, which resulted in significantly higher revenues and income.
     o In February 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash dividends were paid in January and July 2007, affecting cash by $5 million.
     o Stock repurchases of AAON stock from employee's 401(k) savings and investments plan were authorized in 2005. AAON continued to repurchase stock from employees and made repurchases from other incentive plans throughout the nine months ended September 30, 2007, resulting in cash payments of $7.1 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program. The cash received in the first nine months of 2007 from options exercised was $2.4 million.
     o Purchases of equipment to create efficiencies remained a priority. Total capital expenditures were $8.7 million. Equipment purchases and proper upkeep of manufacturing facilities create significant efficiencies, lower production costs and allow continued growth in production. The Company currently estimates it will spend a total of approximately $10.0 million on capital expenditures in 2007 for continued growth.
     o Lower margins on products manufactured in Canada significantly reduced the Company's overall gross and operating margins. The Company is considering various strategic options to deal with these problems in the near future.

Net Sales

Net sales increased $6.8 million, or 10.5%, to $70.9 million from $64.2 million for the three months ended September 30, 2007 and $23.5 million, or 13.3%, to $200.4 million from $176.9 million for the nine months ended September 30, 2007, compared to the same periods in 2006. Increased sales were attributable to an increase in volume of product sold related to the Company's new and redesigned products being favorably received by its customers and from certain pricing strategies implemented in 2006 and the second quarter of 2007 that are now being fully recognized as back orders from 2006 become completed. Management anticipates continued growth throughout 2007.

Gross Profit

Gross profit was $13.6 for the three months ended September 30, 2007 and 2006 and increased to $45.0 million from $34.1 million, a change of $10.9 million, or 31.9%, for the nine months ended September 30, 2007, compared to the same period in 2006. Gross margins were 19.2% compared to 21.2% for the three months ended September 30, 2007 and 2006, respectively. The decrease in gross margin was primarily due to unfavorable pricing of units and negative labor variances on units manufactured in Canada. The gross margins were 22.4% compared to 19.3% for the nine months ended September 30, 2007 and 2006, respectively. The increase in gross profit for the nine months ended September 30, 2007 results from pricing strategies becoming fully utilized and production and labor efficiencies as volume remains at a high and steady level. The Company saw a leveling off of raw material increases in the first half of the year, thus lowering the cost of raw materials and allowing for higher gross profits. However, increased pricing on certain materials was experienced in the third quarter, resulting in a decrease in gross profit.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. Raw materials ranged in prices and at times increases were incurred up to approximately 24% for steel, 42% for aluminum and 400% for copper from 2004 to September 30, 2007, causing increased inventory costs. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs, as steel, copper and aluminum are used in the manufacturing of their products; therefore, the Company is also experiencing price increases from component part suppliers. The Company saw some leveling off of the increases in certain materials during the first half of the year, however in the third quarter the Company began to experience increased pricing. The Company continues to monitor these costs and price units accordingly. The Company instituted several price increases to customers from 2004 to 2007 in an attempt to offset the continued increases in steel, copper and aluminum. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $5.5 million from $6.0 million, a change of approximately $0.5 million, or 7.9%, for the three months ended September 30, 2007 and increased to $16.5 million from $15.4 million, a change of $1.1 million, or 7.3%, for the nine months ended September 30, 2007, compared to the same periods in 2006. The decrease for the three months ended September 30, 2007, was due to a decrease in professional fees. The increase in selling, general and administrative expenses for the nine months was primarily caused by an increase in profit sharing due to increased net income. The Company contributes 10% of pre-tax profit to all eligible employees equally on a quarterly basis to reward employee productivity.

Other Income (expense)

Other income (expense) was $0.3 million expense and $0.2 million income for the three months ended September 30, 2007, and September 30, 2006, respectively. Other income (expense) was $0.1 million expense and $0.4 million income for the nine months ended September 30, 2007 and 2006, respectively. Other income (expense) is attributable primarily to rental income from the Company's expansion facility. All expenses associated with the facility that are allocated to the rental portion of the building are included in other income (expense). The Company plans to continue to monetize the expansion facility until it is needed for increased capacity. Other income (expense) also includes foreign currency gains and losses that result from operations in Canada. The weakened U.S. dollar was the primary reason for the decrease in other income (expense) for the three months ended September 30, 2007.

Analysis of Liquidity and Capital Resources

AAON's working capital and capital expenditure requirements are generally met through net cash provided by operations and the revolving bank line of credit.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities increased in the nine months ended September 30, 2007, by $6.6 million from the nine months ended September, 30, 2006. The increase was due primarily to an increase in net income. The increase in inventory and accounts receivable is partially offset by the increase in net income as well as the increased accrued liabilities.

Cash Flows Used in Investing Activities. Cash flows used in investing activities were $8.6 million and $14.8 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash flows used in investing activities in 2007 was primarily related to lower capital expenditures of $8.7 million for additions to manufacturing facilities, machinery and equipment compared to $15.8 million for the same period in 2006. Capital expenditures in 2007 related to building renovations and machinery and equipment to further automate production. Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to spur growth and create efficiencies. The Company is currently in line with budgeted capital expenditures of approximately $10.0 million in 2007 for equipment requirements. The Company expects its cash requirements to be provided from cash flows from operations.

For the nine months ended September 30, 2007, the Company did not invest nor receive proceeds from any certificate of deposits. For the same period in 2006, the Company received proceeds from investments of $3.0 million and reinvested a total of $2.0 million.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $7.0 million compared to cash flows provided by financing activities of $3.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increase of cash used in financing activities primarily relates to cash dividends declared and paid and the continued repurchase of the Company's stock.

The Company repurchased shares of stock from employees' 401(k) savings and investment plan and other incentive plans for the nine months ended September 30, 2007, in the amount of $7.1 million for 358,998 shares of stock. There were shares of stock repurchased for a total of $3.0 million for the same period in 2006.

The Company received cash from stock options exercised of $2.4 million and classified the tax benefit of stock options exercised of $2.7 million in financing activities for the nine months ended September 30, 2007. Due to the increase in stock price and the exercise price of options, the tax effect of the gains received by the Company increased for the nine months ended September 30, 2007. The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the nine months ended September 30, 2007. The cash received from stock options exercised for the same period in 2006 was $1.0 million and the tax benefit of stock options exercised was $1.3 million.

In February 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash dividends were declared in December 2006 and were paid in January 2007 in the amount of $2.5 million. Cash dividends of $2.5 million were declared on June 11, 2007, and paid on July 2, 2007. Prior to 2006, no cash dividends had been declared or paid. Board of Director approval is required to determine the date of declaration for each semi-annual payment.

On July 12, 2007, the Company's Board of Directors approved a three-for-two stock split of AAON's outstanding stock for shareholders of record as of August 3, 2007. The stock split was treated as a 50% stock dividend which was distributed on August 21, 2007. As a result of the stock split, the Company adjusted the dividend paid per share to $0.16. The applicable share and per share data for all periods included herein has been restated to reflect the stock split.

General

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $600,000. The letter of credit is a requirement of the Company's workers compensation insurance. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (7.32% at September 30, 2007). No fees are associated with the unused portion of the committed amount. At September 30, 2007 and December 31, 2006, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at September 30, 2007, were $14.6 million. The credit facility requires the Company to maintain certain financial ratios. At September 30, 2007, the Company was in compliance with its financial ratio covenants. On July 30, 2007, the line of credit's maturity date was extended to July 30, 2008.

Management believes the Company's bank revolving credit facility, or comparable financing, and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for fiscal year 2007 and the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the heating, ventilation, and air conditioning ("HVAC") industry and its place in that industry, its ability to limit the growth of its business if necessary, its ability to authorize dividend cash payments, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at September 30, 2007, see Note 6 to the Consolidated Financial Statements, Revolving Credit Facility.

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

Effective January 1, 2007, the Company adopted FIN 48 which provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $396,000, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the January 1, 2007 balance of retained earnings (for additional information see Note 9 to the Consolidated Financial Statements, Income Taxes).

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $551,000 increase in the liability for unrecognized tax benefits, which is offset by an increase of the deferred tax assets of $155,000, resulting in a decrease to the January 1, 2007, retained earnings balance of $396,000 (for additional information see Note 9 to the Consolidated Financial Statements, Income Taxes).

In June 2006, the Emerging Issues Task Force reached a consensus on Issue 06-3, How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ("EITF 06-3"). The guidance requires that a company disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for fiscal periods beginning after December 15, 2006. The Company presents sales net of sales taxes. Accordingly, this issue will not have a financial impact to the Company.

In September 2006, the FASB released Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurement ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. The Company had no outstanding balance as of September 30, 2007.

Foreign sales accounted for less than 5% of the Company's sales for the nine months ended September 30, 2007, and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with FASB Statement No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred. The exchange rate of the United States dollar to the Canadian dollar was $0.97 and $0.90 at September 30, 2007 and 2006, respectively.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of September 30, 2007.

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


Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began its most recent stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (1,987,500 shares) of its outstanding stock. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program. Through February 14, 2006, the Company had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average price of $11.86 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON's stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through September 30, 2007, the Company repurchased 467,637 shares for an aggregate price of $7,081,417, or an average price of $15.14 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. To date, the Company has repurchased 260,625 shares for an aggregate price of $5,232,188, or an average price of $20.08 per share. The Company purchases the shares at the current market price.

Repurchases during the third quarter of 2007 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
                                                                       (d) Maximum
                                              (c) Total Number          Number (or
                                               of Shares (or        Approximate Dollar
                    (a) Total        (b)       Units) Purchased    Value) of Shares (or
                    Number of      Average       as Part of        Units) that May Yet
                    Shares (or   Price Paid       Publicly         Be Purchased Under
                      Units)      Per Share    Announced Plans         the Plans or
    Period          Purchased     (or Unit)      or Programs             Programs
---------------------------------------------------------------------------------------
July 2007             108,558       $ 21.21        108,558                     -

August 2007            10,314       $ 21.62         10,314                     -

September 2007         81,071       $ 20.58         81,071                     -
---------------------------------------------------------------------------------------
Total                 199,943       $ 20.98        199,943                     -
=======================================================================================


Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

The Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 11, 2007, the record date, payable on July 2, 2007.

On July 12, 2007, the Company's Board of Directors approved a three-for-two stock split of AAON's outstanding stock for shareholders of record as of August 3, 2007. The stock split was treated as a 50% stock dividend which was distributed on August 21, 2007. As a result of the stock split, the Company adjusted the dividend paid per share to $0.16. The applicable share and per share data for all periods included herein has been restated to reflect the stock split.

On September 7, 2007, the employees of AAON Canada Inc., voted to unionize with Sheet Metal Workers' International Association.

On November 6, 2007, the Board of Directors authorized the Company to repurchase up to 10% (approximately 1.8 million shares) of its outstanding common stock. Such repurchases may be made from time to time in the open market or through privately negotiated transactions at prevailing market prices, depending on market conditions.

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


                                             AAON, INC.



Dated:  November 7, 2007                     By:    /s/ Norman H. Asbjornson
                                                  ------------------------------
                                                        Norman H. Asbjornson
                                                        President/CEO



Dated:  November 7, 2007                     By:    /s/ Kathy I. Sheffield
                                                  ------------------------------
                                                        Kathy I. Sheffield
                                                        Vice President/CFO