Form 10-K
period 2007-12-31
AAON INC
filed 2008-03-12
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                |X|

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

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

     Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Act.                                 |_| Yes |X| No

     The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant's common stock on the last business day of registrant's most recently completed second quarter (June 30, 2007) was $397.3 million.

     As of February 29, 2008, registrant had outstanding a total of 18,061,272 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 20, 2008, are incorporated into Part III.

                                TABLE OF CONTENTS

                                                                           Page
Item Number and Caption                                                   Number

PART I

    1.  Business.                                                            1

    1A. Risk Factors.                                                        4

    1B. Unresolved Staff Comments.                                           5

    2.  Properties.                                                          6

    3.  Legal Proceedings.                                                   6

    4.  Submission of Matters to a Vote of Security Holders.                 6

PART II

    5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.                 7

    6.  Selected Financial Data.                                             9

    7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                        10

    7A. Quantitative and Qualitative Disclosures About Market Risk.         17

    8.  Financial Statements and Supplementary Data.                        18

    9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.                                         18

    9A. Controls and Procedures.                                            18

    9B. Other Information.                                                  20

PART III

    10. Directors, Executive Officers and Corporate Governance.             21

    11. Executive Compensation.                                             21

    12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   21

    13. Certain Relationships and Related Transactions.                     21

    14. Principal Accountant Fees and Services.                             23

PART IV

    15. Exhibits and Financial Statement Schedules.                         24

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

Products and Markets

The Company's products serve the commercial and industrial new construction and replacement markets. To date virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for less than 5% of its sales in 2007.

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

Based on its 2007 level of sales of $263 million, the Company estimates that it has a 13% share of the rooftop market and a 1% share of the coil market. Approximately 55% of the Company's sales now come from new construction and 45% from renovation/replacements. The percentage of sales for new construction vs. replacement to particular customers is related to the customer's stage of development.

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

The Company's air-handling units consist of the F1 and H/V Series, the modular (M2 and M3) Series and a customized NJ Series.

The Company's heat recovery option applicable to its RM, RN and RL units, as well as its M2, M3 and NJ Series air handlers, respond to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. The Company's products are designed to compete on the higher quality end of standardized products.

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

Major Customers

No customer accounted for 10% of the Company's sales during 2007, 2006 or 2005.

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

The Company attempts to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to one year. However, in each of the last three years cost increases in basic commodities, such as steel, copper and aluminum, negatively impacted profit margins.

Distribution

The Company employs a sales staff of 20 individuals and utilizes approximately 91 independent manufacturer representatives' organizations having 106 offices to market its products in the United States and Canada. The Company also has one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from the Company's Tulsa, Oklahoma; Longview, Texas; and Burlington, Ontario, Canada plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

The Company's products and sales strategy focus on "niche" markets. The targeted markets for its equipment are customers seeking products of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service its customers and the ultimate consumer, the Company provides parts availability through its 106 sales offices and has factory service organizations at each of its plants. Also, a number of the manufacturer representatives utilized by the Company have their own service organizations, which, together with the Company, provide the necessary warranty work and/or normal service to customers.

The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 18 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years.

Research and Development

All R&D activities of the Company are company-sponsored, rather than customer-sponsored. R&D has involved the HB, RM, RN, RL, NJ, DT and MN (rooftop units), F1, H/V, M2, M3 and NJ (air handlers), LL (chillers), CB (condensing units) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development. The Company incurred research and development expenses of approximately $2,483,000, $1,974,000 and $1,681,000 in 2007, 2006 and 2005.

Backlog

The Company had a current backlog as of March 1, 2008, of approximately $51,365,000 compared to $62,798,000 at March 1, 2007. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2008; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. The Company regularly reviews its working capital with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. The Company's greatest needs arise during the months of July-November, the peak season for inventory (primarily purchased material) and accounts receivable. The Company's working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $15,150,000. The Company believes that it will have sufficient funds available to meet its working capital needs for the foreseeable future. The Company expects to renew its revolving credit agreement in July 2008.

Seasonality

Sales of the Company's products are moderately seasonal with the peak period being July-November of each year.

Competition

In the standardized market, the Company competes primarily with Trane Company, a division of Ingersoll-Rand Company Limited, Lennox International, Inc., Mestek Inc, LSB Industries and Carrier Corporation, a subsidiary of United Technologies Corporation. All of these competitors are substantially larger and have greater resources than the Company. In the custom market, the Company competes with many larger and smaller manufacturers. The Company competes on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, the Company often is at a competitive disadvantage on sales of its products because of the emphasis placed on initial cost; whereas, in the replacement market and other owner-controlled purchases, the Company has a better chance of getting the business since quality and long-term cost are generally taken into account.

Employees

As of March 1, 2008, the Company had 1,313 permanent employees and 78 temporary employees, none of whom is represented by unions. Management considers its relations with its employees to be good.

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

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States could materially affect our financial condition and results of operations. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control. In the Heating, Ventilation, and Air Conditioning ("HVAC") business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases, which would result in a decrease in our sales volume and profitability.

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

Item 1B.  Unresolved Staff Comments.

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

Production at these facilities averaged approximately $21.9 million per month in 2007, which is approximately 62% of the estimated current production capacity. Management deems its facilities to be nearly ideal for the type of products being manufactured by the Company.

Item 3.  Legal Proceedings.

The Company is not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of its knowledge, has been threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2007, through December 31, 2007.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of closing prices for the Company's Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:

            Quarter Ended                     High (1)         Low (1)
            -------------                     ----             ---

            March 31, 2006                    $15.94           $12.07
            June 30, 2006                     $19.02           $13.97
            September 30, 2006                $17.87           $14.27
            December 31, 2006                 $19.34           $14.32

            March 31, 2007                    $19.67           $16.46
            June 30, 2007                     $21.38           $16.47
            September 30, 2007                $23.01           $18.61
            December 31, 2007                 $21.96           $16.60

-------------------
          (1) All prices adjusted to reflect a 3 for 2 stock split effected August 21, 2007


On February 29, 2008, there were 735 holders of record, and 2,860 beneficial owners, of the Company's Common Stock.

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock of the Company to be declared at dates of the Board's discretion. In 2007, dividends were declared to shareholders of record at the close of business on June 11, 2007 and paid on July 2, 2007 and declared to shareholders of record at the close of business on December 13, 2007 and paid on January 3, 2008. Following the 3 for 2 stock split in August 2007 (which was effected by means of a 50% stock dividend), the Board voted to increase the post-split dividend by 20% to $0.16 per share. The Company paid cash dividends of approximately $4,998,000 and declared dividends payable of approximately $2,943,000 for the year ended December 31, 2007.

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to approximately 1,987,500 shares of its outstanding stock. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program. Through December 31, 2006, the Company had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average of $11.68 per share. The Company purchased the shares at the current market price.

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of the outstanding stock of the Company from time to time in open market transactions at prevailing market prices. Between November 6, 2007 and December 31, 2007, the Company repurchased a total of 690,300 shares under this program for an aggregate price of $13,012,199, or an average of $18.85 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through December 31, 2007, the Company repurchased 501,075 shares for an aggregate price of $7,712,287, or an average price of $15.39 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through December 31, 2007, the Company repurchased 260,625 shares for an aggregate price of $5,232,188, or an average price of $20.08 per share. The Company purchases the shares at the current market price.

Repurchases during the fourth quarter of 2007 were as follows:

                                         ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                         (d)
                                          (a)                                 (c)                 Maximum Number (or
                                         Total            (b)           Total Number of           Approximate Dollar
                                       Number of        Average         Shares (or Units)        Value) of Shares (or
             Period                    Shares (or      Price Paid     Purchased as Part of       Units) that May Yet
                                         Units)        Per Share       Publicly Announced         Be Purchased Under
                                       Purchased       (or Unit)       Plans or Programs        the Plans or Programs
----------------------------------    ------------    -----------    ----------------------    -----------------------
Month #1 - October 1-31, 2007             20,303         $18.60                 20,303                         -

Month #2 - November 1-30, 2007           372,688         $18.50                372,688                         -

Month #3 - December 1-31,2007            330,747         $19.27                330,747                         -
----------------------------------------------------------------------------------------------------------------------
Total                                    723,738         $18.85                723,738                         -
======================================================================================================================

Stock Performance Graph (1)

The following graph compares the cumulative total shareholder return of the Company, the NASDAQ Composite and its peer group named below. The graph assumes a $100 investment at the closing price on January 1, 2002, and reinvestment of dividends on the date of payment without commissions. This table is not intended to forecast future performance of the Company's Common Stock.

                  Comparison of 5 Year Cumulative Total Return
               Among AAON, Inc., NASDAQ Composite and Peer Group*
                                   2002       2003       2004       2005       2006       2007
                                   ----       ----       ----       ----       ----       ----
AAON INC             Return %                 5.31     -17.21      11.25      48.10      14.04
                     Cum $       100.00     105.31      87.19      96.99     143.64     163.81

NASDAQ Composite     Return %                50.79       9.16       2.12      10.39      13.87
  - Total Returns    Cum $       100.00     150.79     164.60     168.08     185.55     211.29

Peer Group           Return %                52.85      12.66       8.34      14.02      27.88
                     Cum $       100.00     152.85     172.19     186.55     212.70     272.01

* The peer group consists of Trane, Inc.; Lennox International, Inc.; Mestek, Inc.; LSB Industries, Inc.; and United Technologies Corporation, all of which are in the business of manufacturing air conditioning and heat exchange equipment.

     (1) Securities and Exchange Commission ("SEC") filings sometimes "incorporate information by reference." This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 as amended, or the Securities Exchange act of 1934, as amended.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated which are included elsewhere in this report.

                                                                Year Ended December 31,
------------------------------------------------------------------------------------------------------------------

Results of Operations:                      2007           2006           2005           2004           2003
                                            ----           ----           ----           ----           ----
                                                         (in thousands, except per share data)
Net sales                                $ 262,517      $ 231,460      $ 185,195      $ 171,885      $ 147,890
Net income                               $  23,156      $  17,133      $  11,462      $   7,521      $  14,227
Earnings per share:
     Basic                               $    1.24      $    0.93      $    0.62      $    0.40      $    0.75
     Diluted                             $    1.22      $    0.90      $    0.60      $    0.39      $    0.72
Cash dividends declared
  per common share                       $    0.32      $    0.32      $       -      $       -      $       -
Weighted average shares
  outstanding:
     Basic                                  18,628         18,456         18,510         18,653         19,027
     Diluted                                18,927         18,968         19,125         19,385         19,877

                                                                      December 31,
------------------------------------------------------------------------------------------------------------------

Financial Position at End of
  Fiscal Year:                              2007           2006           2005           2004           2003
                                            ----           ----           ----           ----           ----
                                                                     (in thousands)
Working Capital                          $  38,788      $  36,356      $  33,372      $  27,939      $  35,369
Total assets                             $ 137,140      $ 130,056      $ 113,606      $ 105,227      $ 102,085
Long-term and Current debt               $     330      $      59      $     167      $     275      $       -
Total stockholders' equity               $  95,420      $  91,592      $  79,495      $  71,171      $  67,428

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options, as determined by applying the treasury stock method. Effective August 21, 2007, the Company completed a three-for-two stock split. The shares outstanding and earnings per share disclosures have been restated to reflect the stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

AAON engineers, manufactures and markets air-conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up units, heat recovery units, condensing units, coils and boilers. Custom units are marketed and sold to retail, manufacturing, educational, medical and other commercial industries. AAON markets units to all 50 states in the United States and certain provinces in Canada. Foreign sales are less than 5% of the Company's 2007 sales as the majority of all sales are domestic.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. Prices increased by approximately 50% for steel, 75% for aluminum and 190% for copper from 2005 to 2007. The increases resulted in economic challenges to AAON. AAON reviewed and adjusted current pricing strategies, created efficiencies in production, and continued relationships with suppliers in order to mitigate the economic factors of increasing commodity prices. The major component costs include compressors, electric motors and electronic controls, which also increased due to increases in commodities.

Selling, general, and administrative ("SG&A") costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 18 months from date of shipment; compressors (if applicable), an additional four years, on gas-fired heat exchangers (if applicable), 15 years, and on stainless steel heat exchangers (if applicable), 25 years. Warranty charges on heat exchangers do not occur frequently.

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

Set forth below is income statement information and as a percentage of sales with respect to the Company for years 2007, 2006 and 2005:

                                                                          Year Ended December 31,
                                                  2007                             2006                             2005
                                                  ----                             ----                             ----
                                                                              (in thousands)
Net sales                             $ 262,517          100.0%        $ 231,460          100.0%        $ 185,195          100.0%
Cost of sales                           205,148           78.1%          187,570           81.0%          149,904           81.0%
                                   ---------------    ----------    ---------------    ----------    ---------------    ----------
Gross profit                             57,369           21.9%           43,890           19.0%           35,291           19.0%
Selling, general and
  administrative expenses                21,703            8.3%           18,059            7.8%           17,477            9.4%
                                   ---------------    ----------    ---------------    ----------    ---------------    ----------
Income from operations                   35,666           13.6%           25,831           11.2%           17,814            9.6%
                                   ---------------    ----------    ---------------    ----------    ---------------    ----------
Interest expense                            (10)           0.0%              (81)           0.0%              (16)           0.0%
Interest income                               8            0.0%               24            0.0%               67            0.0%
Other income (expense), net                (321)          (0.1%)             424            0.1%              467            0.3%
                                   ---------------    ----------    ---------------    ----------    ---------------    ----------
Income before income taxes               35,343           13.5%           26,198           11.3%           18,332            9.9%
Income tax provision                     12,187            4.7%            9,065            3.9%            6,870            3.7%
                                   ---------------    ----------    ---------------    ----------    ---------------    ----------
Net income                            $  23,156            8.8%        $  17,133            7.4%        $  11,462            6.2%
                                   ===============    ==========    ===============    ==========    ===============    ==========

Results of Operations

Key events impacting AAON's cash balance, financial condition, and results of operations in 2007 include the following:

     o An increase in the volume of sales on all product lines due to commercial construction growth and market share gains, and effective moderation of commodity costs with purchase agreements and pricing strategies affecting gross margin, positively resulted in significantly higher revenues and net income. The large volume of sales also lowered the effect of major fixed costs in general and administrative expenses and occupancy expenses.
     o AAON remained the leader in the industry for environmentally-friendly, energy efficient and quality innovations, utilizing R410A refrigerant and phasing out pollutant causing R22 refrigerant. The phase out of R22 began at the beginning of 2004. AAON also utilizes a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels. AAON continues to utilize sloped condenser coils, and access compartments to filters, motor, and fans. All of these innovations increase the demand for AAON's products thus increasing market share.
     o In February 2006, the Board of Directors initiated a program of semi-annual cash dividend payments. Cash payments of $5.0 million were made in 2007 ($2.5 million paid in January and July 2007, respectively), and $2.9 million was accrued as a liability for payment in January 2008.
     o Stock repurchases of AAON stock from employee's 401(k) savings and investments plan was authorized in 2005. Stock repurchases of AAON stock from directors was authorized in 2006. Stock repurchases of AAON stock from the open market was authorized and initiated in November 2007. Total repurchases resulted in cash payments of $20.8 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program. The cash received in 2007 from options exercised was $2.4 million.
     o Borrowings under the line of credit were $12.1 million and approximately $10,000 in interest expense was paid in 2007. Borrowings under the line of credit where interest is accrued are relatively short and generally paid off within the month incurred or the following month. At the end of 2007 there were no borrowings owed on the line of credit.
     o Purchases of equipment and renovations to manufacturing facilities remained a priority. AAON's capital expenditures were $10.9 million. Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production. The Company currently estimates to dedicate $7.0 to $10.0 million to capital expenditures in 2008 for continued growth.

Net Sales

Net sales were $262.5 million, $231.5 million and $185.2 million in 2007, 2006 and 2005. The highest level of sales occurred in 2007. This increase in sales of $31.0 million or 13.4% was attributable to an increase in volume of product sold related to the Company's new and redesigned products being favorably received by its customers, active marketing by sales representatives and pricing strategies implemented on 90% of the Company's product lines in the second quarter in order to keep up with increasing raw materials costs. New commercial construction steadily improved throughout 2007 and 2006, contributing to growth of the market. The increase in sales in 2006 of $46.3 million or 25% was attributable to both volume and price increases. The increased sales were offset by computer and electrical outages that caused the closing of the Tulsa facility for four days. Management anticipates continued growth throughout 2008.

Gross Profit

Gross margins in 2007, 2006 and 2005 were $57.4 million, $43.9 million and $35.3 million, respectively. As a percentage of sales, gross margins were 21.9%, 19.0% and 19.0% for the years ended 2007, 2006 and 2005. The increase in gross profit for 2007, resulted from pricing strategies becoming fully utilized and production and labor efficiencies, as sales volume increased. The Company saw a leveling off of raw material increases in the first half of the year, which also contributed to higher gross profits. The increase in margins was attained despite increased pricing on certain materials in the last half of the year. Management anticipates the moderation of commodity costs through relationships with suppliers and price decreases in certain commodity costs will only enhance already increased margins. The stable gross profit percentage from 2005 to 2006 resulted from adjusting pricing strategies for continued high material costs for raw materials and components. Certain labor efficiencies were also experienced in 2006 adding to the positive gross margin. Due to an increase in the volume of sales, actual gross profit for 2007 increased by $13.5 million from 2006, and by $8.6 million from 2005 to 2006.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. Raw materials pricing increased approximately 50% for steel, 75% for aluminum and 190% for copper from 2005 to 2007, causing increased inventory costs. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs, as steel, copper and aluminum are used in the manufacturing of their products; therefore, the Company is also experiencing price increases from component part suppliers. The Company instituted several price increases from 2005 to 2007 to customers in an attempt to offset the continued increases in steel, copper and aluminum. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.7 million, $18.1 million and $17.5 million for the years ended 2007, 2006 and 2005. The increase in selling, general and administrative expenses is due primarily to an increase in warranty expense caused by increased sales and an increase in profit sharing resulting from an increase in net income. In 2006, the increase in selling, general and administrative expenses was caused primarily by an increase in sales expenditures for an increased sales force and active marketing, increases in salaries for selling, general and administrative personnel and an increase in profit sharing. There were additional non-cash compensation costs for the fair value of stock options granted to employees in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123(R)").

Interest Expense

Interest expense was approximately $10,000, $81,000 and $16,000 for the years ended 2007, 2006 and 2005. The decrease in interest expense of approximately $71,000 in 2007 was due to less average borrowings under the revolving credit facility as a result of an increase in net cash provided by operations. The increase in interest expense of approximately $65,000 in 2006 was due to an increase in average borrowings under the revolving credit facility and increases in interest rates. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (6.84% at December 31, 2007). Average borrowings under the revolving credit facility are typically paid in full within the month of borrowing or the following month.

Interest Income

Interest income was approximately $8,000, $24,000 and $67,000 in 2007, 2006 and 2005 respectively. The decrease in interest income is due to lower balances in certificates of deposit and short-term money markets.

Other Income (Expense)

Other expense was approximately $321,000 in 2007. Other income (expense) also includes foreign currency gains and losses that result from operations in Canada. The weakened U.S. dollar was the primary reason for the decrease in other income (expense) in 2007. Other income was approximately $424,000 and $467,000 in 2006 and 2005, respectively. Other income is attributable primarily to rental income from the Company's expansion facility. All expenses associated with the facility that are allocated to the rental portion of the building are included in other income. The Company plans to continue to monetize the expansion facility until it is needed for increased capacity.

Analysis of Liquidity and Capital Resources

AAON's working capital and capital expenditure requirements are generally met through net cash provided by operations and the revolving bank line of credit.

Cash Provided by Operating Activities. Net cash provided from operating activities has fluctuated from year to year. Net cash provided by operating activities was $31.2 million, $19.4 million and $12.0 million in fiscal years 2007, 2006 and 2005, respectively. The year-to-year variances are primarily from results of changes in net income, accounts receivable, inventories held by the Company, accounts payable and accrued liabilities.

Net income for fiscal year 2007 was $23.2 million, an increase of $6.1 million from 2006. The increase in net income during fiscal years 2007 and 2006 compared to fiscal years 2006 and 2005 was primarily due to increased volume of sales, adjusted pricing strategies to compensate for higher raw materials costs, innovative and efficient products, as well as strong economic growth of the commercial construction industry.

Depreciation expense was $9.7 million, $9.1 million and $8.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The continued increase is due to capital expenditure purchases for growth and production efficiencies. The Company adopted SFAS 123(R) in 2006, which decreased net income by $0.6 million in 2007 and by $0.5 million in 2006. Share-based compensation was not applicable in 2005. Both depreciation expense and share-based compensation expense decreased net income but had no effect on operating cash.

Accounts receivable balances have continued to increase in 2007, 2006 and 2005 from the increase in sales. Accounts receivable increased by $1.6 million at December 31, 2007 compared to December 31, 2006. The increase at December 31, 2006 from December 31, 2005 was $4.3 million.

Inventories increased by $2.1 million, $5.8 million and $2.8 million at December 31, 2007, 2006 and 2005, respectively. The leading factor in the increase is primarily related to the valuation of inventories since 2005 due to higher raw material and component parts costs. The increase is also attributable to procurement of inventory to accommodate an increase of sales.

Prepaid expenses increased by $0.2 million as compared to a decrease of $0.8 million at December 31, 2006 and an increase of $0.6 million at December 31, 2005. The increase in 2007 was related to multiple accounts, none of which experienced a significant increase. The decrease in 2006 was primarily related to prepaid copper inventory at 2005 pricing for 2006 material requirements that was included in prepaid expenses at December 31, 2005.

Accounts payable and accrued liabilities increased by $4.9 million, $4.3 million and $2.3 million at December 31, 2007, 2006 and 2005. The increase in 2007 is due to an increase in commissions payable related to the increase in sales, timing of commissions payable and payments to vendors. The change from December 31, 2006, compared to December 31, 2005, was attributable to timing of commissions payable and payments to vendors.

Cash Flows Used in Investing Activities. Cash flows used in investing activities were $10.8 million, $16.8 million and $8.2 million in 2007, 2006 and 2005, respectively. The decrease in cash flows used in investing activities in 2007 was $6.0 million, and primarily related to a decrease in capital expenditures. The increase in cash flows used in investing activities in 2006 was primarily related to capital expenditures of $17.8 million for additions of machinery and equipment for increased efficiency and a manufacturing addition at the Longview facility. Cash flows used in investing activities in 2005 consisted primarily of capital expenditures of $10.1 million for additions of machinery and equipment and an office renovation for the facility located in Longview. Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to spur growth and create efficiencies. Due to anticipated production demands, the Company expects to expend approximately $7.0 to $10.0 million in 2008 for equipment requirements, a building renovation and a building expansion. The Company expects the cash requirements to be provided from cash flows from operations.

In 2007, the Company did not invest in any certificates of deposits. In 2006, the Company invested a total of $2 million in certificates of deposit, the latest one maturing in July 2006. In 2005, the Company invested $1 million in a certificate of deposit, which matured in the first quarter of 2006. In 2002, the Company invested $3 million in a certificate of deposit that matured in the first quarter of 2005.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $20.0 million, $3.3 million and $4.2 million in 2007, 2006 and 2005, respectively. The increase of cash used in financing activities primarily relates to cash dividends declared and paid and the continued repurchase of the Company's stock.

The Company utilizes the revolving line of credit as described below in "General" to meet certain short-term cash demands based on current liquidity at the time. The Company accessed $12.1 million, and $53.7 million of borrowings under the line of credit and paid each separate borrowing within the month the borrowing occurred or the following month, resulting in no net borrowings under the revolving line of credit at December 31, 2007 and 2006, respectively. The Company utilized the revolving line of credit in 2005 for short-term cash demands in the amount of $21.1 million.

The Company received cash from stock options exercised of $2.4 million and $1.3 million and classified the tax benefit of stock options exercised of $3.0 million and $1.9 million in financing activities in 2007 and 2006, respectively. The Company received cash from stock options exercised for the year ended 2005 of approximately $0.8 million.

The Company repurchased shares of stock under the Board of Directors authorized stock buyback programs in 2007, 2006 and 2005. The Company repurchased shares of stock from employees' 401(k) savings and investment plan, Directors, and the open market in 2007 in the amount of $20.8 million for 1,082,736 shares of stock. The Company repurchased shares of stock from employees' 401(k) savings and investment plan and Directors in 2006 in the amount of $3.9 million for 250,500 shares of stock. The Company repurchased shares of stock from employees' 401(k) savings and investment plan in 2005 in the amount of $4.9 million for 274,350 shares of stock.

In February 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash dividend payments of $5.0 million were made in 2007, and $2.9 million in dividends were declared and accrued as a liability in December 2007 for payment in January 2008. Cash dividend payments of $2.5 million were made in 2006, and $2.5 million in dividends were declared and accrued as a liability in December 2006 for payment in January 2007. Board approval is required to determine the date of declaration for each semi-annual payment. Prior to 2006, no cash dividends had been declared or paid.

General

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling $1.3 million. The letter of credit is a requirement of the Company's workers compensation insurance and was extended in 2007 and will expire on December 31, 2008. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (6.84% at December 31, 2007). No fees are associated with the unused portion of the committed amount. At December 31, 2007 and 2006, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at December 31, 2007, were $13.9 million. The credit facility previously required the Company to maintain a certain financial ratio and prohibited the declaration of cash dividends. On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock. In conjunction with the Board's vote on February 14, 2006, the restriction of payments of dividends was waived by the lender and removed from the covenants with the renewal of the line of credit on July 30, 2006. At December 31, 2007 and 2006, the Company was in compliance with its financial ratio covenants. On July 30, 2007, the Company renewed the line of credit with a maturity date of July 30, 2008.

On July 12, 2007, the Company's Board of Directors approved a three-for-two stock split of AAON's outstanding stock for shareholders of record as of August 3, 2007. The stock split was treated as a 50% stock dividend which was distributed on August 21, 2007. As a result of the stock split, the Company adjusted the dividend paid per share to $0.16. The applicable share and per share data for all periods included herein has been restated to reflect the stock split

Management believes the Company's bank revolving credit facility (or comparable financing), and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for fiscal year 2008 and the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the HVAC industry and its place in that industry, its ability to limit the growth of its business if necessary, its ability to authorize dividend cash payments, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at December 31, 2007, see Note 4 to the Consolidated Financial Statements, Revolving Credit Facility.

Commitments and Contractual Agreements

The following table summarizes the Company's long-term debt and other contractual agreements as of December 31, 2007:

                                                                               Payments Due By Period
                                                                                   (in thousands)

                                                                    Less Than 1          1-3             4-5          After 5
Contractual Financial Obligations                   Total              Year             Years           Years          years
                                               ---------------    ---------------    -----------     -----------   -------------
Long-term debt and capital leases                  $   258            $    91          $   167         $     -        $     -
                                               ---------------    ---------------    -----------     -----------   -------------
Total contractual obligations                      $   258            $    91          $   167         $     -        $     -
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

The following accounting policies may involve a higher degree of estimation or assumption:

Allowance for Doubtful Accounts - The Company's allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends in collections and write-offs, current customer status, the age of the receivable, economic conditions and other information. Aged receivables are reviewed on a monthly basis to determine if the reserve is adequate and adjusted accordingly at that time. The evaluation of these factors involves complex, subjective judgments. Thus, changes in these factors or changes in economic circumstances may significantly impact the Company's Consolidated Financial Statements.

Inventory Reserves - The Company establishes a reserve for inventories based on the change in inventory requirements due to product line changes, the feasibility of using obsolete parts for upgraded part substitutions, the required parts needed for part supply sales, replacement parts and for estimated shrinkage.

Warranty - A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. The warranty period is: for parts only, the earlier of one year from the date of first use or 18 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years. Warranty expense is estimated based on the Company's warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue. Warranty charges associated with heat exchanges do not occur frequently.

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

Medical Insurance - A provision is made for medical costs associated with the Company's Medical Employee Benefit Plan, which is primarily a self-funded plan. A provision is made for estimated medical costs based on historical claims paid and potential significant future claims. The plan is supplemented by employee contributions and an excess policy for claims over $100,000 each.

Stock Compensation - The Company adopted SFAS 123(R), effective January 1, 2006. Applying this standard to value equity-based compensation requires the Company to use significant judgment and to make estimates, particularly for the assumptions used in the Black-Scholes valuation model, such as stock price volatility and expected option lives, as well as for the expected option forfeiture rates. In accordance with SFAS 123(R) the Company measures the cost of employee services received in exchange for an award of equity instruments using the Black-Scholes valuation model to calculate the grant-date fair value of the award. The compensation cost is recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period.

Historically, actual results have been within management's expectations.

New Accounting Pronouncements

In July 2006, the FASB released Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is "more likely than not" of being sustained on an audit basis solely on the technical merits of the position. FIN 48 also requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's Consolidated Financial Statements.

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

In February, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"), which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 did not have a material impact on the Company's Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility, which bears variable interest based upon a prime or LIBOR rate. The Company had no outstanding balance as of December 31, 2007.

Foreign sales accounted for less than approximately 5% of the Company's sales in 2007 and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with SFAS No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Company's Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions denominated in Canadian currency are included in the results of operations as incurred. The exchange rate of the Canadian dollar to the United States dollar was $0.862 and $1.019 at December 31, 2006 and 2007, respectively.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months. However, from 2005 to 2007 cost increases in basic commodities, such as steel, aluminum and copper, rose by 50%, 75% and 190%, and impacted profit margins.

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


AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2007.

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

AAON's independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting.


Date:  March 11, 2008                               /s/ Norman H. Asbjornson
                                                    ----------------------------
                                                    Norman H. Asbjornson
                                                    Chief Executive Officer


                                                    /s/ Kathy I. Sheffield
                                                    ----------------------------
                                                    Kathy I. Sheffield
                                                    Chief Financial Officer


          (c)  Report of Independent Registered Public Accounting Firm


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors and
Stockholders of AAON, Inc.

We have audited AAON, Inc. (a Nevada corporation) and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AAON, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AAON, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

                                                     /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 10, 2008


          (d)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B.  Other Information.

None.

                                    PART III


Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2008 Annual Meeting of Stockholders.

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

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2008 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

Transactions with Related Persons

AAON's Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws and rules and regulations. The Company did not enter into any new related party transactions and has no preexisting related party transactions in 2007 or 2006, respectively.

Director Independence

The Board has adopted director independence standards that meets and/or exceed listing standards set by NASDAQ. NASDAQ has set forth six applicable tests and requires that a director who fails any of the tests be deemed not independent. In 2007, the Board affirmatively determined, considering the standards described more fully below, that Messrs. Naugle, Pantaleoni, Ryan, Short and Stephenson are independent. Upon the resignations of Messrs. Naugle and Ryan, followed by the subsequent elections of Messrs. Lackey and McElroy, the Board affirmatively determined that Messrs. Lackey and McElroy are independent. As a result of his position as the President of the Company, Mr. Asbjornson does not qualify as independent under the standards set forth below. The Board has determined that Mr. Johnson should not be deemed independent, because he is a member of the law firm that serves as General Counsel to the Company. In addition, each member of the Audit Committee and the Compensation Committee is independent.

The Company's director independence standards are as follows:

It is the policy of the Board of Directors that a majority of the members of the Board consist of directors independent of the Company and of the Company's management. For a director to be deemed "independent," the Board shall affirmatively determine that the director has no material relationship with the Company or its affiliates or any member of the senior management of the Company or his or her affiliates. In making this determination, the Board applies, at a minimum and in addition to any other standards for independence established under applicable statutes and regulations as outlined by the NASDAQ listing standards Rule 4200, the following standards, which it may amend or supplement from time to time:

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

Directors have an affirmative obligation to inform the Board of any material changes in their circumstances or relationships that may impact their designation by the Board as "independent." This obligation includes all business relationships between, on the one hand Directors or members of their immediate family, and, on the other hand, the Company and its affiliates or members of senior management and their affiliates, whether or not such business relationships are subject to any other approval requirements of the Company.

Item 14.  Principal Accountant Fees and Services.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2008 Annual Meeting of Stockholders.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.

        (a)  Financial statements.
             See Index to Consolidated Financial Statements on page 27.

        (b)  Exhibits:

             (3)    (A)    Articles of Incorporation (i)
                    (A-1)  Article Amendments (ii)
                    (B)    Bylaws (i)
                    (B-1)  Amendments of Bylaws (iii)

             (4)    (A)    Third Restated Revolving Credit and Term
                           Loan Agreement and related documents (iv)

                    (A-1) Third Amendment to Third Restated Revolving Credit and Term Loan Agreement (v)

                    (B) Rights Agreement dated February 19, 1999, as amended (vi)

             (10.1) AAON, Inc. 1992 Stock Option Plan, as amended (vii)

             (10.2) AAON, Inc. 2007 Long-Term Incentive Plan, as amended (viii)

             (21)   List of Subsidiaries (ix)

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

             (iii) Incorporated herein by reference to the Company's Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

             (iv) Incorporated by reference to exhibit to the Company's Form 8-K dated July 30, 2004.

             (v) Incorporated herein by reference to exhibit to the Company's Form 8-K dated August 7, 2007

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

             (viii) Incorporated herein by reference to Appendix B to the
                    Company's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders filed April 23, 2007.

             (ix) Incorporated herein by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      AAON, INC.


Dated:  March 11, 2008                By:        /s/ Norman H. Asbjornson
                                           -------------------------------------
                                              Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 11 2008                            /s/ Norman H. Asbjornson
                                           -------------------------------------
                                                   Norman H. Asbjornson
                                                  President and Director
                                               (principal executive officer)


Dated:  March 11, 2008                            /s/ Kathy I. Sheffield
                                           -------------------------------------
                                                    Kathy I. Sheffield
                                                         Treasurer
                                               (principal financial officer
                                             and principal accounting officer)


Dated:  March 11, 2008                           /s/ John B. Johnson, Jr.
                                           -------------------------------------
                                                   John B. Johnson, Jr.
                                                         Director


Dated:  March 11, 2008                            /s/ Anthony Pantaleoni
                                           -------------------------------------
                                                    Anthony Pantaleoni
                                                         Director


Dated:  March 11, 2008                        /s/ Charles C. Stephenson, Jr.
                                           ----------------------------------
                                                Charles C. Stephenson, Jr.
                                                         Director


Dated:  March 11 2008                                /s/ Jack E. Short
                                           -------------------------------------
                                                       Jack E. Short
                                                         Director


Dated:  March 11, 2008                            /s/ Paul K. Lackey, Jr.
                                           -------------------------------------
                                                    Paul K. Lackey, Jr.
                                                         Director


Dated:  March 11, 2008                              /s/ A.H. McElroy II
                                           -------------------------------------
                                                      A.H. McElroy II
                                                         Director

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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors and
Stockholders of AAON, Inc.

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada Corporation) and subsidiaries (collectively, the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AAON, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion thereon.


                                                     /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 10, 2008

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                                                               December 31,
                                                                        2007                  2006
                                                                 --------------------------------------
                                                                       (in thousands, except for
                                                                       share and per share data)
Assets
Current assets:
   Cash and cash equivalents                                        $      879            $      288
   Accounts receivable, net                                             38,813                36,748
   Inventories, net                                                     31,849                29,502
   Prepaid expenses and other                                              442                   267
   Deferred tax asset                                                    4,312                 3,954
                                                                 --------------------------------------
Total current assets                                                    76,295                70,759
   Property, plant and equipment, net                                   60,770                59,222
   Note receivable, long-term                                               75                    75
                                                                 --------------------------------------
Total assets                                                        $  137,140            $  130,056
                                                                 ======================================

Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt                                     91                    59
   Accounts payable                                                     15,059                15,821
   Dividends payable                                                     2,943                 2,465
   Accrued liabilities                                                  19,414                16,058
                                                                 --------------------------------------
Total current liabilities                                               37,507                34,403

Other long-term liabilities                                                239                     -
Deferred tax liability                                                   3,974                 4,061
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 7,500,000 shares
     authorized, no shares issued*                                           -                     -
   Common stock, $.004 par value, 75,000,000 shares
     authorized, 18,054,246 and 18,508,248 issued and
     outstanding at December 31, 2007 and 2006, respectively*               73                    74
   Additional paid in capital                                                -                   185
   Accumulated other comprehensive income                                1,942                   667
   Retained earnings                                                    93,405                90,666
                                                                 --------------------------------------
Total stockholders' equity                                              95,420                91,592
                                                                 --------------------------------------
Total liabilities and stockholders' equity                          $  137,140            $  130,056
                                                                 ======================================

* Reflects three-for-two stock split effective August 21, 2007.

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                                                      Year Ending December 31,
                                                               2007             2006             2005
                                                       ---------------------------------------------------
                                                             (in thousands, except per share data)
Net sales                                                  $  262,517       $  231,460       $  185,195

Cost of sales                                                 205,148          187,570          149,904
                                                       ---------------------------------------------------
Gross profit                                                   57,369           43,890           35,291

Selling, general and administrative expenses                   21,703           18,059           17,477
                                                       ---------------------------------------------------
Income from operations                                         35,666           25,831           17,814

Interest expense                                                  (10)             (81)             (16)

Interest income                                                     8               24               67

Other income (expense), net                                      (321)             424              467
                                                       ---------------------------------------------------
Income before income taxes                                     35,343           26,198           18,332

Income tax provision                                           12,187            9,065            6,870
                                                       ---------------------------------------------------
Net income                                                 $   23,156       $   17,133       $   11,462
                                                       ===================================================
Earnings per share:
   Basic *                                                 $     1.24       $     0.93       $     0.62
                                                       ===================================================
   Diluted*                                                $     1.22       $     0.90       $     0.60
                                                       ===================================================

Cash dividends declared per common share*                  $     0.32       $     0.32       $        -
                                                       ===================================================
Weighted average shares outstanding:
   Basic *                                                     18,628           18,456           18,510
                                                       ===================================================
   Diluted*                                                    18,927           18,968           19,125
                                                       ===================================================

* Reflects three-for-two stock split effective August 21, 2007.

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                                                        Accumulated
                                                                                           Other
                                                Common Stock              Paid-in      Comprehensive        Retained
                                             Shares*       Amount         Capital         Income            Earnings        Total
                                         -------------------------------------------------------------------------------------------
                                                                             (in thousands)
Balance at December 31, 2004                 18,525        $  74          $     -        $   247            $ 70,850     $ 71,171
Comprehensive income:
   Net income                                     -            -                -              -              11,462       11,462
   Foreign currency translation
     adjustment                                   -            -                -            266                   -          266
                                                                                                                        ------------
Total comprehensive income                                                                                                 11,728
Stock options exercised, including tax
  benefits                                      243            1            1,507              -                   -        1,508
Stock repurchased and retired                  (417)          (1)          (1,507)             -              (3,404)      (4,912)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2005                 18,351           74                -            513              78,908       79,495
Comprehensive income:
   Net income                                     -            -                -              -              17,133       17,133
   Foreign currency translation
     adjustment                                   -            -                -            154                   -          154
                                                                                                                        ------------
Total comprehensive income                                                                                                 17,287
Stock options exercised, including tax
  benefits                                      408            1            3,107              -                   -        3,108
Share-based compensation                          -            -              500              -                   -          500
Stock repurchased and retired                  (251)          (1)          (3,422)             -                (432)      (3,855)
Dividends                                         -            -                -              -              (4,943)      (4,943)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2006                 18,508           74              185            667              90,666       91,592
                                         -------------------------------------------------------------------------------------------
Adjustment for the adoption of FASB
  Interpretation (FIN) No. 48                                                                                   (396)        (396)
Comprehensive income:
   Net income                                     -            -                -              -              23,156       23,156
   Foreign currency translation
     adjustment                                   -            -                -          1,275                   -        1,275
                                                                                                                        ------------
   Total comprehensive income                                                                                              24,431
Stock options exercised, including tax
  benefits                                      613            4            5,420              -                   -        5,424
Share-based compensation                          -            -              582              -                   -          582
Stock repurchased and retired                (1,067)          (5)          (6,187)             -             (14,581)     (20,773)
Dividends                                         -            -                -              -              (5,440)      (5,440)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2007                 18,054        $  73          $     -        $ 1,942            $ 93,405     $ 95,420
                                         ===========================================================================================

* Reflects three-for-two stock split effective August 21, 2007

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                                                      Year Ended December 31,
                                                               2007             2006             2005
                                                       ---------------------------------------------------
                                                                         (in thousands)
Operating Activities
   Net income                                              $   23,156       $   17,133       $   11,462
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                             9,665            9,146            8,503
       Provision for losses on accounts receivable                203              (59)              68
       Share-based compensation                                   582              500                -
       Excess tax benefits from stock options exercised        (2,998)          (1,852)               -
       (Gain) loss on disposition of assets                      (108)               -              130
       Deferred income taxes                                     (124)            (510)          (1,696)
       Changes in assets and liabilities:
         Accounts receivable                                   (1,760)          (4,197)          (5,366)
         Inventories, net                                      (2,095)          (5,790)          (2,840)
         Prepaid expenses and other                              (172)             776             (563)
         Accounts payable                                      (1,370)           4,178           (1,269)
         Accrued liabilities                                    6,268              103            3,537
                                                       ---------------------------------------------------
   Net cash provided by operating activities                   31,247           19,428           11,966
                                                       ---------------------------------------------------
Investing Activities
   Proceeds from sale of property, plant and equipment            123                -               30
   Proceeds from matured certificate of deposit                     -            3,000            3,000
   Investment in certificate of deposit                             -           (2,000)          (1,000)
   Notes receivable, long-term                                      -                -              (75)
   Capital expenditures                                       (10,874)         (17,781)         (10,144)
                                                       ---------------------------------------------------
   Net cash used in investing activities                      (10,751)         (16,781)          (8,189)
                                                       ---------------------------------------------------
Financing Activities
   Borrowings under revolving credit facility                  12,142           53,706           21,143
   Payments under revolving credit facility                   (12,142)         (53,706)         (21,143)
   Borrowings (payments) of long-term debt                        271             (108)            (108)
   Stock options exercised                                      2,426            1,256              820
   Excess tax benefits from stock options exercised             2,998            1,852                -
   Repurchase of stock                                        (20,773)          (3,855)          (4,912)
   Cash dividends paid to stockholders                         (4,958)          (2,478)               -
                                                       ---------------------------------------------------
   Net cash used in financing activities                      (20,036)          (3,333)          (4,200)
                                                       ---------------------------------------------------
Effects of exchange rate on cash                                  131              137              266
                                                       ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents              591             (549)            (157)
                                                       ---------------------------------------------------
Cash and cash equivalents, beginning of year                      288              837              994
                                                       ---------------------------------------------------
Cash and cash equivalents, end of year                     $      879       $      288       $      837
                                                       ===================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                   Notes to Consolidated Financial Statements


                                December 31, 2007

1. Business, Summary of Significant Accounting Policies and Other Financial Data

AAON, Inc. (the Company, a Nevada corporation) is engaged in the manufacture and sale of air conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, coils and boilers, through its wholly-owned subsidiaries, AAON, Inc. (AAON, an Oklahoma corporation), AAON Coil Products, Inc. (ACP, a Texas corporation), and AAON Canada, Inc., d/b/a Air Wise (AAON Canada, an Ontario corporation). AAON Properties, Inc., (AAON Properties, an Ontario corporation) is the lessor of property in Burlington, Ontario, Canada, to AAON Canada. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, AAON, ACP, AAON Canada and AAON Properties. All significant intercompany accounts and transactions have been eliminated.

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

The most significant estimates include the allowance for doubtful accounts, inventory reserves, warranty accrual, medical insurance accrual, and stock-based compensation. Actual results could differ materially from those estimates.

Revenue Recognition
-------------------
The Company recognizes revenues from sales of products when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Sales allowances and customer incentive are treated as reductions to sales and are provided for based on historical experiences and current estimates. For sales initiated by independent manufacturer representatives, the Company recognizes revenues net of the representatives' commission. The Company's policy is to record the collection and payment of sales taxes through a liability account.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Concentrations
--------------
The Company's customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, virtually all of the Company's sales have been to the domestic market, with foreign sales accounting for less than 5% of revenues in 2007. No customer accounted for 10% of the Company's sales during 2007, 2006 or 2005 or more than 5% of the Company's accounts receivable balance at December 31, 2007 or 2006.

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                            December 31,
                                                                       2007             2006
                                                                 --------------------------------
                                                                          (in thousands)
Accounts receivable                                                 $  39,220        $  37,014
Less: Allowance for doubtful accounts                                    (407)            (266)
                                                                 --------------------------------
Total, net                                                          $  38,813        $  36,748
                                                                 ================================

                                                              Year Ended December 31,
                                                      2007             2006             2005
                                                -------------------------------------------------
                                                                  (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                    $     266        $     685        $     717
   Provision for losses on accounts receivable           625              589              634
   Adjustments to provision                             (422)            (648)            (566)
   Accounts receivable written off, net of
     recoveries                                          (62)            (360)            (100)
                                                -------------------------------------------------
   Balance, end of period                          $     407        $     266        $     685
                                                =================================================

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Inventories
-----------
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. Inventory balances at December 31, 2007 and 2006, and the related changes in the allowance for excess and obsolete inventories account for the three years ended December 31, 2007, 2006 and 2005, are as follows:

                                                                            December 31,
                                                                       2007             2006
                                                                 --------------------------------
                                                                         (in thousands)
Raw materials                                                       $  27,651        $  25,977
Work in process                                                         1,760            2,226
Finished goods                                                          2,788            1,649
                                                                 --------------------------------
                                                                       32,199           29,852
Less:  Allowance for excess and obsolete inventories                     (350)            (350)
                                                                 --------------------------------
Total, net                                                          $  31,849        $  29,502
                                                                 ================================

                                                              Year Ended December 31,
                                                      2007             2006             2005
                                                -------------------------------------------------
                                                                  (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                    $     350        $     350        $   1,050
   Provision for excess and obsolete inventories           -                -                -
   Adjustments to reserve                                  -                -             (700)
                                                -------------------------------------------------
   Balance, end of period                          $     350        $     350        $     350
                                                =================================================

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are stated at cost. Maintenance and repairs, including replacement of minor items, are charged to expense as incurred; major additions to physical properties are capitalized. Property, plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

         Description                                                 Years
--------------------------------------------------------------- ---------------

Buildings                                                            10-40
Machinery and equipment                                               3-15
Furniture and fixtures                                                 2-5

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Property, Plant and Equipment (continued)
-----------------------------------------
At December 31, property, plant and equipment were comprised of the following:

                                                   2007             2006
                                              -------------------------------
                                                      (in thousands)

Land                                            $   2,354        $   2,196
Buildings                                          32,211           31,272
Machinery and equipment                            82,872           74,053
Furniture and fixtures                              6,912            5,883
                                              -------------------------------
                                                  124,349          113,404
Less:  Accumulated depreciation                   (63,579)         (54,182)
                                              -------------------------------
Total, net                                      $  60,770        $  59,222
                                              ===============================

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, management's estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Management determined no impairment was required during 2007, 2006 and 2005.

Commitments and Contractual Agreements
--------------------------------------
The Company is a party to several short-term, cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.

Accrued Liabilities
-------------------
At December 31, accrued liabilities were comprised of the following:

                                                   2007             2006
                                              -------------------------------
                                                      (in thousands)

Warranty                                        $   6,308        $   5,572
Commissions                                         8,851            6,862
Payroll                                             2,175            1,890
Workers' compensation                               1,127              494
Medical self-insurance                                608              837
Other                                                 345              403
                                              -------------------------------
Total                                           $  19,414        $  16,058
                                              ===============================

Warranties
----------
A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues. Warranty expense was $4.0 million, $2.4 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Warranties (continued)
----------------------
Changes in the Company's warranty accrual during the years ended December 31, 2007, 2006 and 2005 are as follows:

                                                              2007             2006             2005
                                                        -------------------------------------------------
                                                                          (in thousands)
Balance, beginning of the year                            $    5,572        $   6,282        $   6,301
Payments made                                                 (3,321)          (3,128)          (3,641)
Warranties issued                                              3,757            4,343            3,622
Changes in estimate related to preexisting warranties            300           (1,925)               -
                                                        -------------------------------------------------
Balance, end of period                                    $    6,308        $   5,572        $   6,282
                                                        =================================================

In 2007, the provision for warranties was increased due to an extension in the warranty period. In 2006, the provision for warranties was decreased due to a change in estimate related to preexisting warranties occurring in the fourth quarter of 2006. The change in estimate was due to factors stated above, such as current information on historical trends and a reduction in identifiable warranty issues.

Earnings Per Share
------------------
The following table sets forth the computation of basic and diluted earnings per share:

                                                         2007                2006                2005
                                                ---------------------------------------------------------
                                                     (in thousands, except share and per share data)
                                                ---------------------------------------------------------
Numerator:

Net income                                             $ 23,156            $ 17,133            $ 11,462
                                                 ================    ================    ================
Denominator:
Denominator for basic earnings per share -
   Weighted average shares*                          18,628,029          18,456,108          18,509,997
Effect of dilutive stock options*                       299,015             511,486             614,700
                                                 ----------------    ----------------    ----------------
Denominator for diluted earnings per share -
   Weighted average shares*                          18,927,044          18,967,594          19,124,697
                                                 ================    ================    ================
Earnings per share
        Basic*                                         $   1.24            $   0.93            $   0.62
                                                 ================    ================    ================
        Diluted*                                       $   1.22            $   0.90            $   0.60
                                                 ================    ================    ================

Anti-dilutive shares*                                   282,100             269,250             172,875
                                                 ================    ================    ================
Weighted average exercise price*                       $  17.81            $  16.19            $  12.57
                                                 ================    ================    ================

* Reflects three-for-two stock split effective August 21, 2007.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Advertising
-----------
Advertising costs are expensed as incurred. Advertising expense was approximately $784,000, $549,000 and $506,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development
------------------------
Research and development costs are expensed as incurred. Research and development expense was $2.5 million, $2.0 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Shipping and Handling
---------------------
The Company incurs shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues.

Profit Sharing Bonus Plan
-------------------------
The Company maintains a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees who are actively employed and working on the first day of the calendar quarter and remain continuously, actively employed and working on the last day of the quarter and who work at least 80% of the quarter. Profit sharing expense was $4.2 million, $3.3 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Defined Contribution Plan - 401(k)
----------------------------------
The Company sponsors a defined contribution benefit plan ("401(k) Plan"). Eligible employees may make contributions in accordance with the 401(k) Plan and IRS guidelines. In addition, effective May 30, 2005, the Plan was amended to provide for automatic enrollment in the Plan and provided for an automatic increase to the deferral percent at January 1st of each year and each year thereafter, unless the employee elects to decline the automatic increase and enrollment. Beginning with pay periods after May 30, 2005, the one year enrollment waiting period was waived. Administrative expenses paid by the Company for the plan were approximately $98,000, $85,000 and $69,000 for the years ended 2007, 2006 and 2005, respectively.

After January 1, 2006, the Company matching increased to 50% of the employee's salary deferral up to the first 7% of compensation. Prior to January 1, 2006 the Company matched 100% of the employee's salary deferral up to the first 3% of compensation. The Company contributes in the form of cash and directs the investment to shares of AAON Stock. No other purchases of AAON stock are permitted. Employees are 100% vested in salary deferral contributions and vest proportionately over 6 years in employer matching contributions. The Company made matching contributions of $1.3 million, $1.0 million and $0.8 million in 2007, 2006 and 2005, respectively.

New Accounting Pronouncements
-----------------------------
In July 2006, Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 ("FIN 48") was released. FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is "more likely than not" of being sustained on an audit basis solely on the technical merits of the position. FIN 48 also requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's Consolidated Financial Statements.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

New Accounting Pronouncements (continued)
-----------------------------------------
In September 2006, the FASB released SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"), which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 did not have a material impact on the Company's Consolidated Financial Statements.

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

2. Supplemental Cash Flow Information

Interest payments of approximately $10,000, $81,000 and $16,000 were made during the years ended December 31, 2007, 2006 and 2005, respectively. Payments for income taxes of $10.2 million, $6.5 million and $7.2 million were made during the years ended December 31, 2007, 2006 and 2005, respectively. Dividends payable of $2.9 million and $2.5 million were accrued as of December 31, 2007 and 2006 and paid on January 3, 2008 and 2007, respectively.

3. Certificate of Deposit

At December 31, 2007 and 2006 there were no investments in certificate of deposits. The Company invested $500,000 in a 30-day certificate of deposit at January 31, 2006 bearing interest at 4.1% per annum. The Company reinvested the proceeds in April 2006 in a 60-day certificate of deposit bearing interest at 4.7% per annum. At December 31, 2005, the Company had invested $1.0 million in a 30-day certificate of deposit bearing interest at 4% per annum. Proceeds from the $1.0 million certificate of deposit were reinvested in April 2006 in a 90-day certificate of deposit bearing interest at 4.6% per annum.

4. Revolving Credit Facility

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling $1.3 million. The letter of credit was a requirement of the Company's workers compensation insurance and has been renewed and will expire December 31, 2008. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (6.84% at December 31, 2007). No fees are associated with the unused portion of the committed amount. At December 31, 2007 and 2006, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at December 31, 2007, were $13.9 million. The credit facility previously required the Company to maintain a certain financial ratio and prohibited the declaration of cash dividends. On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend of $0.20 per share to the holders of the outstanding Common Stock. In conjunction with the Board's vote on February 14, 2006, the restriction of payments of dividends was waived by the lender and removed from the covenants with the renewal of the line of credit July 30, 2006. At December 31, 2007 and 2006, the Company was in compliance with its financial ratio covenants. On July 30, 2007, the Company renewed the line of credit with a maturity date of July 30, 2008.

5. Debt

Short-term debt at December 31, 2007 and 2006 consisted of notes payable totaling approximately $91,000 and $59,000 due in 2008 and 2007, respectively. In 2007, the notes payable are due in monthly installments of $7,588, with an interest rate of 4.148%. In 2006, the notes payable are due in monthly installments of $9,004, with an interest rate of 3.53%, related to a computer capital lease.

6. Income Taxes

The Company follows the liability method of accounting for income taxes, which provides that deferred tax liabilities and assets are based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:

                                            Year Ending December 31,
                                       2007           2006           2005
                                  --------------------------------------------
                                                 (in thousands)
  Current                           $  12,631      $   9,556      $   8,566
  Deferred                               (444)          (491)        (1,696)
                                  --------------------------------------------
                                    $  12,187      $   9,065      $   6,870
                                  ============================================

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows: The "Other" tax rate primarily relates to certain domestic credits.

                                            Year Ending December 31,
                                       2007           2006           2005
                                  --------------------------------------------
  Federal statutory rate                  35%            35%            35%
  State income taxes, net of
    federal benefit                        3%             4%             4%
  Other                                   (3%)           (4%)           (2%)
                                  --------------------------------------------
                                          35%            35%            37%
                                  ============================================

The tax effect of temporary differences giving rise to the Company's deferred income taxes at December 31 is as follows:

                                                                2007           2006           2005
                                                           --------------------------------------------
                                                                          (in thousands)
Net current deferred assets and (liabilities) relating to:
         Valuation reserves                                   $    295       $    240       $    391
         Warranty accrual                                        2,456          2,172          2,284
         FIN 48                                                     83              -              -
         Other accruals                                          1,430          1,492          1,170
         Other, net                                                 48             50             32
                                                           --------------------------------------------
                                                              $  4,312       $  3,954       $  3,877
                                                           ============================================

Net long-term deferred (assets) and liabilities relating to:
         Depreciation and amortization                        $  6,376       $  5,492       $  5,027
         NOL                                                    (2,019)        (1,242)          (695)
         Share-based compensation                                 (383)          (189)           142
                                                           --------------------------------------------
                                                              $  3,974       $  4,061       $  4,474
                                                           ============================================

The total net operating loss (NOL) deferred tax asset of approximately $5.5 million relates to AAON Canada. The NOL's originating in 2007 and 2006 will expire in twenty years. The NOL's originating in 2005 will expire in nine years.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007 the Company adopted FIN 48.

The total amount of unrecognized tax benefits is as follows:

                                                                                   (in thousands)
Balance at January 1, 2007                                                                $   551
     Change as a result of tax positions taken during an earlier period                         -
     Change as a result of tax positions taken during the current period                        -
     Change as a result settlements with tax authorities                                     (156)
     Change as a result of a lapse of the applicable statue of limitations                   (142)
                                                                                ------------------
Balance at December 31, 2007                                                              $   253
                                                                                ==================

The total amount of unrecognized tax benefits that if recognized would impact the effective tax rate is approximately $190,000.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007 and 2006, the Company had accrued approximately $110,000 and $0 for the potential payment of interest and penalties, respectively.

The total amount of unrecognized tax benefits at December 31, 2007 is approximately $253,000 related to tax positions for which it is reasonably possible that the total amounts could significantly decrease during the next twelve months. This amount represents the unrecognized tax benefits comprised of items related to determination of state nexus. Resolution of these tax benefits will occur through a voluntary compliance program, which it is reasonably possible will be completed during the next twelve months. As of December 31, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007, and to non-U.S. income tax examinations for the tax years of 2004 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2007.

7. Stock-Based Compensation

The Company maintains a stock option plan for key employees, directors and consultants. The Company's stock option plan provided for 4.4 million shares of Common Stock to be issued under the plan. Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant. Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter. Options granted to directors on or after May 25, 2004, vest one-third each after 1-3 years. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10. On May 22, 2007, the stockholders of the Company adopted a Long-Term Incentive Plan which provides an additional 750,000 shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards. Since inception of the Plan, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan.

Prior to January 1, 2006, the Company accounted for its nonqualified stock options under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, no stock-based employee compensation cost was reflected in net income, as all options granted under the plan qualified for "fixed" plan accounting and had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company had adopted the disclosure-only provisions of FAS 123. No stock based compensation cost was recognized in the Consolidated Statements of Income for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2007 and 2006 includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, and compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant date fair value calculated using a Black-Scholes-Merton Option Pricing Model in accordance with provisions of SFAS 123(R).

For the year ended December 31, 2007 and 2006, the Company recognized approximately $526,000 and $500,000 in pre-tax compensation expense in the Consolidated Statements of Income related to the stock option plan. The total pre-tax compensation cost related to nonvested stock options not yet recognized as of December 31, 2007 and 2006, is $1.5 million and $1.9 million, respectively. The nonvested stock options are expected to be recognized over a weighted-average period of 2.3 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation in prior years is as follows:

                                                              Year Ended
                                                           December 31, 2005
                                                       -----------------------
                                                         (in thousands except
                                                            per share data)

Net income, as reported                                            $  11,462
Deduct: Total stock-based employee compensation
   expense determined under fair value method
   for all awards, net of related tax effects                           (438)
                                                       -----------------------
Pro forma net income                                               $  11,024
                                                       =======================
Earnings per share:
   Basic, as reported                                              $    0.62
                                                       =======================
   Basic, pro forma                                                $    0.60
                                                       =======================

   Diluted, as reported                                            $    0.60
                                                       =======================
   Diluted, pro forma                                              $    0.58
                                                       =======================

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the years ended December 31, 2007 and 2006 and for pro forma disclosure purposes for the year ended December 31, 2005:

                                             2007         2006         2005
                                       ----------------------------------------
  Directors and Officers:
      Expected dividend yield                 N/A         2.05%           -
      Expected volatility                     N/A        42.76%       32.15%
      Risk-free interest rate                 N/A         5.05%        4.39%
      Expected life                           N/A       8.0 yrs      8.0 yrs
      Forfeiture Rate                         N/A            0%           0%

  Employees:
      Expected dividend yield                1.67%        2.05%           -
      Expected volatility                   41.92%       42.33%       32.15%
      Risk-free interest rate                4.61%        4.84%        4.39%
      Expected life                         6.3 yrs     6.3 yrs      8.0 yrs
      Forfeiture Rate                          28%          28%           0%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company's stock. The Company had not declared dividends in prior years, but initiated a dividend payout in 2006. Previously, the Company used the Board of Director approved semi-annual dividend payout of $0.20 per share to calculate the expected dividend yield. The Board of Directors approved future dividend payments of $0.16 per share related to the stock split effective August 21, 2007 and the table above was adjusted to reflect the change.

The following is a summary of stock options outstanding as of December 31, 2007:

                                  Options Outstanding                                          Options Exercisable
                     --------------------------------------------------------------   ------------------------------------
     Range of              Number          Weighted         Weighted     Aggregate              Number           Weighted
  Exercise Prices      Outstanding at       Average          Average     Intrinsic          Exercisable at        Average
                        December 31,       Remaining        Exercise       Value          December 31, 2007      Exercise
                            2007          Contractual         Price                                                Price
                                             Life
--------------------------------------------------------------------------------------------------------------------------
    2.26 - 2.26              21,750            0.04          $ 2.26        $17.56                21,750           $ 2.26
    2.67 - 3.85             307,320            1.34            3.20         16.62               307,320             3.20
    5.73 - 11.29            241,613            4.84            8.45         11.37               180,413             7.69
   11.40 - 12.00             46,500            7.59           11.69          8.13                24,400            11.75
   12.68 - 15.55             67,500            7.89           14.34          5.48                23,300            14.18
   15.99 - 21.01            244,250            8.81           17.23          2.59                36,450            16.81
                     -----------------------------------------------------------------------------------------------------
       Total                928,933            4.97          $ 9.47        $13.67               593,633           $ 6.15
                     =====================================================================================================

A summary of option activity under the plan as of December 31, 2007, is as follows:

                                                                                             Weighted
                                                                      Weighted                Average              Aggregate
                                                                       Average               Remaining          Intrinsic Value
            Options                              Shares             Exercise Price        Contractual Term           ($000)
                                            ----------------     --------------------    -----------------    ------------------
Outstanding at December 31, 2004                 1,739,670                $    4.09
    Granted                                        199,500                    11.09
    Exercised                                     (243,600)                    3.37
    Forfeited or Expired                           (25,050)                    5.58
                                            ----------------     --------------------
Outstanding at December 31, 2005                 1,670,520                $    5.01
    Granted                                        269,251                    15.93
    Exercised                                     (406,950)                    3.09
    Forfeited or Expired                           (71,325)                   11.11
                                            ----------------     --------------------
Outstanding at December 31, 2006                 1,461,496                     7.33
    Granted                                        139,188                    15.98
    Exercised                                     (573,374)                    4.24
    Forfeited or Expired                           (98,377)                   14.80
                                            ----------------     --------------------
Outstanding at December 31, 2007                   928,933                     9.47                 4.97               $ 9,617
                                            ================     ====================    =================    ==================
Exercisable at December 31, 2007                   593,633                $    6.15                 3.07               $ 8,116
                                            ================     ====================    =================    ==================

The weighted average grant date fair value of options granted during 2007 and 2006 was $7.07 and $6.70, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $8.7 million and $5.0 million, respectively. The cash received from options exercised during the year ended December 31, 2007 and 2006 was $2.4 million and $1.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompany Consolidated Statements of Cash Flows.

A summary of the status of the non-vested stock option shares as of December 31, 2007, is as follows:

                                                        Weighted Average Grant
                                           Shares          Date Fair Value
                                       -------------   ------------------------
   Nonvested at January 1, 2007           415,980                  $    6.09
   Granted                                108,250                       7.50
   Vested
                                         (100,678)                      6.10
   Forfeited                              (88,252)                      6.68
                                       -------------   ------------------------
   Nonvested at December 31, 2007         335,300                  $    6.49
                                       =============   ========================

The total fair value of shares vested during the year ended December 31, 2007 was approximately $449,000.

The Company also grants restricted stock awards to key employees and directors. These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. The weighted average grant date fair value of restricted stock awards granted during 2007 was $20.85 per share, total grant date fair value of approximately $811,000. As of December 31, 2007, there was no aggregate intrinsic value of restricted stock awards. For the year ended December 31, 2007, the Company recognized approximately $56,000 in pre-tax compensation expense in the Consolidated Statements of Income related to restricted stock awards. In addition, as of December 31, 2007, unrecognized compensation cost related to non-vested restricted stock awards was approximately $734,000 which is expected to be recognized over a weighted average period of 2.0 years.

A summary of restricted stock activity under the plan as of December 31, 2007, is as follows:

                                                                    Weighted
                                                                     Average
                                                                    Remaining             Aggregate
                                                                   Contractual         Intrinsic Value
            Options                              Shares                Term                ($000)
                                            ----------------     ----------------     -----------------
Outstanding at January 1, 2007                           -
     Granted                                        38,900
     Exercised                                           -
     Forfeited or Expired                           (1,050)
                                            ----------------
Outstanding at December 31, 2007                    37,850                 9.50                   $ -
                                            ================     ================     =================
Exercisable at December 31, 2007                         -                    -                   $ -
                                            ================     ================     =================

During 2007, the Compensation Committee of the Board of Directors authorized and issued restricted stock awards to the key employees and directors of the Company. The restricted stock award program offers the opportunity to earn shares of AAON Common Stock over time, rather than options that give the right to purchase stock at a set price. Restricted stock awarded to directors vest one-third each year. All other restricted stock awards vests at a rate of 20% per year. Restricted stock awards are grants that entitle the holder to shares of Common Stock subject to certain terms. The fair value of option grants is based on the fair market value of AAON Common Stock on the respective grant dates, reduced for the present value of dividends.

SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) be classified as financing cash flows. For the twelve months ended December 31, 2007 and 2006, $3.0 million and $1.9 million respectively, of such excess tax benefits from share based payment plans was classified as financing cash flows.

8. Stockholder Rights Plan

During 1999, the Board of Directors adopted a Stockholder Rights Plan (the "Plan"), which was amended in 2002. Under the Plan, stockholders of record on March 1, 1999, received a dividend of one right per share of the Company's Common Stock. Stock issued after March 1, 1999, contains a notation incorporating the rights. Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of Series A Preferred Stock at an exercise price of $90. The rights are traded with the Company's Common Stock. The rights become exercisable after a person has acquired, or a tender offer is made for, 15% or more of the Company's Common Stock. If either of these events occurs, upon exercise the holder (other than a holder owning more than 15% of the outstanding stock) will receive the number of shares of the Company's Common Stock having a market value equal to two times the exercise price.

The rights may be redeemed by the Company for $0.001 per right until a person or group has acquired 15% of the Company's Common Stock. The rights expire on August 20, 2012.

9. Stock Repurchase

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to approximately 2.0 million shares of its outstanding stock. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program. Through December 31, 2006, the Company had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average of $11.68 per share. The Company purchased the shares at the current market price.

On November 6, 2007, the Company began a new stock repurchase program, targeting repurchases of up to approximately 10% (1.8 million shares) of the outstanding stock of the Company from time to time in open market transactions at prevailing market prices. Through December 31, 2007, the Company had repurchased a total of 690,300 shares under this program for an aggregate price of $13,012,199, or an average price of $18.85 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through December 31, 2007, the Company repurchased 501,075 shares for an aggregate price of $7,712,287, or an average price of $15.39 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through December 31, 2007, the Company repurchased 260,625 shares for an aggregate price of $5,232,188, or an average price of $20.08 per share. The Company purchases the shares at the current market price.

10. Dividends

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend. Previously, the Company paid Board of Director approved semi-annual dividend payout of $0.20 per share. The Board of Directors approved future dividend payments of $0.16 per share related to the stock split effective August 21, 2007. Dividends were declared to shareholders of record at the close of business on June 11, 2007 and December 13, 2007 and paid on July 2, 2007 and January 3, 2008. The company paid cash dividends of $5.0 million ($2.5 million paid in January and July 2007, respectively) and declared dividends payable of $2.9 million for the year ended December 31, 2007. The Company paid cash dividends of $2.5 million and declared dividends payable of $2.5 million for the year ended December 31, 2006.

11. Contingencies

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

12. Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2007 and 2006:

                                                                     Quarter Ended
                                         March 31         June 30          September 30           December 31
                                       ---------------------------------------------------------------------------
                                                         (in thousands, except per share data)
2007
----
Net sales                                $ 58,628        $ 70,835            $ 70,907              $ 62,147
Gross profit                               15,722          15,598              13,640                12,409
Net income                                  6,317           6,877               5,382                 4,580
Earnings per share:
   Basic                                     0.34*           0.37*               0.29*                 0.25
   Diluted                                   0.33*           0.36*               0.28*                 0.24

                                                                     Quarter Ended
                                         March 31         June 30          September 30           December 31
                                       ---------------------------------------------------------------------------
                                                         (in thousands, except per share data)
2006
----
Net sales                                $ 53,620        $ 59,137            $ 64,153              $ 54,550
Gross profit                               10,384          10,119              13,591                 9,796
Net income                                  3,743           3,455               5,397                 4,538
Earnings per share:
   Basic                                     0.20*           0.19*               0.29*                 0.25*
   Diluted                                   0.20*           0.18*               0.28*                 0.24*

*Reflects three-for-two stock split effective August 21, 2007.