Form 10-Q
period 2008-03-31
AAON INC
filed 2008-05-08
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008
                                       or

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

Large accelerated filer    |_|              Accelerated filer   |X|
Non-accelerated filer   |_|                 Smaller reporting company   |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes   |_|          No   |X|

As of March 31, 2008 registrant had outstanding a total of 17,976,956 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                             March 31, 2008           December 31, 2007
                                                                          ------------------------------------------------
                                                                          (in thousands, except share and per share data)
Assets
Current assets:
   Cash and cash equivalents                                                    $     5,474                 $       879
   Accounts receivable, net                                                          36,502                      38,813
   Inventories, net                                                                  33,003                      31,849
   Prepaid expenses and other                                                           567                         442
   Deferred tax assets                                                                4,124                       4,312
                                                                          ------------------------------------------------
Total current assets                                                                 79,670                      76,295

Property, plant, and equipment
   Land                                                                               2,323                       2,354
   Buildings                                                                         32,340                      32,211
   Machinery and equipment                                                           83,618                      82,872
   Furniture and fixtures                                                             6,942                       6,912
                                                                          ------------------------------------------------
      Total property, plant and equipment                                           125,223                     124,349
      Less:  Accumulated depreciation                                                66,010                      63,579
                                                                          ------------------------------------------------
   Property, plant and equipment, net                                                59,213                      60,770
   Notes receivable, long-term                                                           75                          75
                                                                          ------------------------------------------------
Total assets                                                                    $   138,958                 $   137,140
                                                                          ================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt                                         $        91                 $        91
   Accounts payable                                                                  15,457                      15,059
   Dividends payable                                                                      -                       2,943
   Accrued liabilities                                                               19,530                      19,414
                                                                          ------------------------------------------------
Total current liabilities                                                            35,078                      37,507

Long-term liabilities                                                                   216                         239
Deferred tax liabilities                                                              3,433                       3,974
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 7,500,000 shares
     authorized, no shares issued                                                         -                           -
   Common stock, $.004 par value, 75,000,000 shares authorized,
     17,976,956 and 18,054,246 issued and outstanding at
     March 31, 2008, and December 31, 2007, respectively                                 73                          73
   Additional paid-in capital                                                             -                           -
   Accumulated other comprehensive income, net of tax                                 1,703                       1,942
   Retained earnings                                                                 98,455                      93,405
                                                                          ------------------------------------------------
Total stockholders' equity                                                          100,231                      95,420
                                                                          ------------------------------------------------
Total liabilities and stockholders' equity                                      $   138,958                 $   137,140
                                                                          ================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                                                        Three Months Ended
                                                                             March 31, 2008            March 31, 2007
                                                                        --------------------------------------------------
                                                                               (in thousands, except per share data)
Net sales                                                                         $  65,456                 $  58,628

Cost of sales                                                                        49,804                    42,906
                                                                        --------------------------------------------------
     Gross profit                                                                    15,652                    15,722

Selling, general and administrative expenses                                          5,902                     5,747
                                                                        --------------------------------------------------
     Income from operations                                                           9,750                     9,975

Interest expense                                                                         (3)                      (10)

Interest income                                                                          21                         3

Other income                                                                            130                       188
                                                                        --------------------------------------------------
Income before income taxes                                                            9,898                    10,156

Income tax provision                                                                  3,464                     3,839
                                                                        --------------------------------------------------
     Net income                                                                   $   6,434                 $   6,317
                                                                        ==================================================

Earnings per share:
   Basic                                                                          $    0.36                 $    0.34*
                                                                        ==================================================
   Diluted                                                                        $    0.35                 $    0.33*
                                                                        ==================================================

Cash dividends declared per common share:                                                 -                         -
                                                                        ==================================================

Weighted average shares outstanding:
   Basic                                                                             18,049                    18,561*
                                                                        ==================================================
   Diluted                                                                           18,311                    18,902*
                                                                        ==================================================

* Reflects three-for-two stock split effective August 21, 2007.

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings        Total
                                       --------------------------------------------------------------------------------------
                                                                           (in thousands)
Balance at December 31, 2007               18,054        $   73      $     -         $ 1,942        $  93,405     $  95,420
Comprehensive income:
   Net income                                   -             -            -               -            6,434         6,434
   Foreign currency
     translation adjustment                     -             -            -            (239)               -          (239)
                                                                                                                 ------------
   Total comprehensive income                                                                                         6,195
Stock options exercised, including
   tax benefits                                26             -          198               -                -           198
Share based compensation                        -             -          241               -                -           241
Stock repurchased and retired                (103)            -         (439)              -           (1,384)       (1,823)
                                       --------------------------------------------------------------------------------------
Balance at March 31, 2008                  17,977        $   73      $     -         $ 1,703        $  98,455     $ 100,231
                                       ======================================================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                         Three Months                   Three Months
                                                                             Ended                          Ended
                                                                        March 31, 2008                 March 31, 2007
                                                                   -------------------------------------------------------
                                                                                        (in thousands)
OPERATING ACTIVITIES
   Net income                                                                $   6,434                      $   6,317
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                            2,457                          2,273
         Provision for losses on accounts receivable                                26                            186
         Share-based compensation                                                  241                            163
         Excess tax benefits from stock options exercised                         (119)                        (1,563)
         Gain on disposition of assets                                               -                            (13)
         Deferred income taxes                                                    (427)                          (148)
         Changes in assets and liabilities:
              Accounts receivable                                                2,212                           (973)
              Inventories, net                                                  (1,199)                        (3,179)
              Prepaid expenses and other                                          (125)                           (41)
              Accounts payable                                                     824                           (955)
              Accrued liabilities                                                 (134)                         4,624
                                                                   -------------------------------------------------------
   Net cash provided by operating activities                                    10,190                          6,691
                                                                   -------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from sale of property, plant and equipment                               -                             13
   Capital expenditures                                                           (972)                        (4,537)
                                                                   -------------------------------------------------------
   Net cash used in investing activities                                          (972)                        (4,524)
                                                                   -------------------------------------------------------
FINANCING ACTIVITIES
   Borrowings under revolving credit facility                                    4,219                          8,537
   Payments under revolving credit facility                                     (4,219)                        (8,537)
   Payments of long-term debt                                                      (23)                           (27)
   Stock options exercised                                                          79                            659
   Excess tax benefits from stock options exercised                                119                          1,563
   Repurchase of stock                                                          (1,823)                        (1,633)
   Cash dividends paid to stockholders                                          (2,943)                        (2,465)
                                                                   -------------------------------------------------------
   Net cash used in financing activities                                        (4,591)                        (1,903)
                                                                   -------------------------------------------------------
Effect of exchange rate on cash                                                    (32)                            (2)
                                                                   -------------------------------------------------------
Net increase in cash and cash equivalents                                        4,595                            262
                                                                   -------------------------------------------------------
Cash and cash equivalents, beginning of year                                       879                            288
                                                                   -------------------------------------------------------
Cash and cash equivalents, end of period                                     $   5,474                      $     550
                                                                   =======================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 March 31, 2008
                                   (unaudited)

1.  BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. AAON, Inc. ("the Company") believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2007, filed by the Company with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Revenue Recognition

The Company recognizes revenues from sales of products when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates. For sales initiated by independent manufacturer representatives, the Company recognizes revenues net of the representatives' commission. The Company's policy is to record the collection and payment of sales taxes through a liability account.

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

New Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on the Company's Consolidated Financial Statements.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 did not have a material impact on the Company's Consolidated Financial Statements. The Company did not elect the fair value option for any assets or liabilities.


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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                March 31,                 December 31,
                                                                  2008                        2007
                                                          -------------------------------------------------
                                                                           (in thousands)
Accounts receivable                                             $ 36,809                     $ 39,220
Less: Allowance for doubtful accounts                               (307)                        (407)
                                                          -------------------------------------------------
Total, net                                                      $ 36,502                     $ 38,813
                                                          =================================================

                                                                          Three Months Ended
                                                                March 31,                    March 31,
                                                                  2008                         2007
                                                          -------------------------------------------------
                                                                            (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                                 $    407                     $    266
   Provision for losses on accounts receivable                       160                          244
   Adjustments to provision                                         (134)                         (58)
   Accounts receivable written off, net of recoveries               (126)                          (1)
                                                          -------------------------------------------------
   Balance, end of period                                       $    307                     $    451
                                                          =================================================

3.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. Inventory balances at March 31, 2008 and December 31, 2007, and the related changes in the allowance for excess and obsolete inventories account for the three months ended March 31, 2008 and 2007 are as follows:

                                                                March 31,                 December 31,
                                                                  2008                        2007
                                                          -------------------------------------------------
                                                                           (in thousands)
Raw materials                                                   $ 28,322                     $ 27,651
Work in process                                                    1,550                        1,760
Finished goods                                                     3,481                        2,788
                                                          -------------------------------------------------
                                                                  33,353                       32,199
Less: Inventory reserve                                             (350)                        (350)
                                                          -------------------------------------------------
Total, net                                                      $ 33,003                     $ 31,849
                                                          =================================================

                                                                          Three Months Ended
                                                                March 31,                    March 31,
                                                                  2008                         2007
                                                          -------------------------------------------------
                                                                            (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                                 $    350                     $    350
   Provision for excess and obsolete inventories                       -                            -
   Adjustments to reserve                                              -                            -
                                                          -------------------------------------------------
   Balance, end of period                                       $    350                     $    350
                                                          =================================================

4.  ACCRUED LIABILITIES

At March 31, 2008 and December 31, 2007, accrued liabilities were comprised of the following:
                                        March 31,              December 31,
                                          2008                     2007
                                 ---------------------------------------------
                                                 (in thousands)

     Warranty                          $   6,420                 $   6,308
     Commissions                           7,326                     8,851
     Payroll                               3,060                     2,175
     Workers' compensation                 1,129                     1,127
     Medical self-insurance                  580                       608
     Other                                 1,015                       345
                                 ---------------------------------------------
     Total                             $  19,530                 $  19,414
                                 =============================================

5.  SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments of $3,000 and $10,000 were made for the three months ended March 31, 2008 and 2007, respectively. Payments for income taxes of $2.0 million and $0 were made during the three months ended March 31, 2008 and 2007, respectively. Dividends payable of $2.9 million were accrued as of December 31, 2007. These dividends were paid in January 2008.

6.  REVOLVING CREDIT FACILITY

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $1.3 million. The letter of credit is a requirement of the Company's workers compensation insurance and has been renewed and will expire December 31, 2008. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (4.71% at March 31, 2008). No fees are associated with the unused portion of the committed amount. At March 31, 2008 and December 31, 2007, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at March 31, 2008, were $13.9 million. The credit facility requires the Company to maintain certain financial ratios. At March 31, 2008, the Company was in compliance with its financial ratio covenants. On July 30, 2007 the Company renewed the line of credit with a maturity date of July 30, 2008.

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

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment ("SFAS 123R"). The compensation cost is based on the grant date fair value of stock options issued calculated using a Black-Scholes-Merton Option Pricing Model, or the grant date fair value of a restricted share, in accordance with provisions of SFAS 123R.

For the three month periods ended March 31, 2008 and 2007, the Company recognized approximately $124,000 and $159,000, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income. The total pre-tax compensation cost related to unvested stock options and unvested restricted stock not yet recognized as of March 31, 2008, is $1.4 million and is expected to be recognized over a weighted-average period of 2.2 years.

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2007 and 2008.

                                                Three Months Ended
                                      March 31, 2008         March 31, 2007
                                  ---------------------------------------------
  Directors and Officers:
      Expected dividend yield                  1.81%                    N/A
      Expected volatility                     43.52%                    N/A
      Risk-free interest rate                  2.84%                    N/A
      Expected life                          8.0 yrs                    N/A
      Forfeiture Rate                             0%                    N/A

  Employees:
      Expected dividend yield                  1.81%                  1.76%
      Expected volatility                     42.55%                 42.34%
      Risk-free interest rate                  2.84%                  4.74%
      Expected life                          6.3 yrs                6.3 yrs
      Forfeiture Rate                            28%                    28%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company's stock. The Company initiated a dividend payout in the second quarter of 2006. Previously, the Company used Board of Director approved semi-annual dividend payouts of $0.20 per share through July 3, 2007, to calculate the expected dividend yield. The Board of Directors has approved future dividend payments of $0.16 per share and the table above was adjusted to reflect the rate change.

A summary of stock options outstanding as of March 31, 2008, is as follows:

                                               Options Outstanding                                  Options Exercisable
                         ---------------------------------------------------------------    -----------------------------------
       Range of                Number          Weighted         Weighted       Aggregate             Number           Weighted
    Exercise Prices        Outstanding at       Average          Average       Intrinsic         Exercisable at        Average
                           March 31, 2008      Remaining        Exercise         Value           March 31, 2008       Exercise
                                              Contractual         Price                                                 Price
                                                 Life
-------------------------------------------------------------------------------------------------------------------------------
   $2.67 - $3.85                  307,320            1.09        $  3.20         $ 16.83                307,320        $  3.20
   $5.73 - $11.29                 240,913            4.58           8.44           11.59                188,713           7.77
  $11.40 - $12.00                  46,500            7.34          11.69            8.34                 24,400          11.75
  $12.68 - $15.55                  60,000            7.55          14.27            5.76                 26,300          13.98
  $15.99 - $21.01                 258,650            8.69          17.25            2.78                 43,200          16.94
                         ------------------------------------------------------------------------------------------------------
         Total                    913,383            4.91        $  9.72         $ 13.53                589,933        $  6.50
                         ======================================================================================================

A summary of option activity as of March 31, 2008, is as follows:

                                                                               Weighted
                                                                                Average
                                                                               Remaining          Aggregate
                                                       Weighted Average       Contractual         Intrinsic
Stock Options                          Shares           Exercise Price           Term            Value ($000)
                                  ----------------    ------------------    ----------------    --------------
Outstanding at January 1, 2008            928,933             $    9.47
     Granted                               24,000                 16.96
     Exercised                            (23,950)                 3.31
     Forfeited or Expired                 (15,600)                15.56
                                  ----------------    ------------------
Outstanding at March 31, 2008             913,383                  9.72                4.91          $ 9,416
                                  ================    ==================    ================    ==============
Exercisable at March 31, 2008             589,933             $    6.50                3.05          $ 7,980
                                  ================    ==================    ================    ==============

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $6.69 and $7.22, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was approximately $342,000 and $4.1 million, respectively. The cash received from options exercised during the three months ended March 31, 2008 and 2007, was approximately $79,000 and $0.7 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options for the three month period ended March 31, 2008, is as follows:

                                                             Weighted Average
                                                                Grant Date
                                        Shares                  Fair Value
                                  -----------------       ----------------------
Unvested at January 1, 2008            335,300                   $  6.49
Granted                                 24,000                      6.69
Vested                                 (20,250)                     5.82
Forfeited                              (15,600)                     6.29
                                  -----------------       ----------------------
Unvested at March 31, 2008             323,450                   $  6.56
                                  =================       ======================

The Company also grants restricted stock awards to employees and directors. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period. For the three months ended March 31, 2008, the Company recognized approximately $117,000, in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income. In addition, as of March 31, 2008, unrecognized compensation cost related to non-vested restricted stock awards was approximately $617,000 which is expected to be recognized over a weighted average period of 1.9 years.

During 2007, the Compensation Committee of the Board of Directors authorized and issued restricted stock to the officers and directors of the Company. The restricted stock award program offers the opportunity to earn shares of AAON common stock over time, rather than options that give the right to purchase stock at a set price. Restricted stock granted to directors vest one-third each year. All other restricted stock vest at a rate of 20% per year. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. The fair value of restricted stock grants is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

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

                                                             Three Months Ended
                                                     March 31, 2008       March 31, 2007
                                                   ---------------------------------------
                                                     (in thousands, except share and per
                                                                 share data)
    Numerator:

    Net income                                             $ 6,434                $ 6,317
                                                   ================       ================
    Denominator:

    Denominator for basic earnings per share-
    Weighted average shares                             18,048,683             18,561,096*

    Effect of dilutive employee stock options
    and restricted stock awards                            262,402                341,175*
                                                   ----------------       ----------------
    Denominator for diluted earnings per share-
    Weighted average shares                             18,311,085             18,902,271*

    Earnings per share:

           Basic                                           $  0.36                $  0.34*
                                                   ================       ================
           Diluted                                         $  0.35                $  0.33*
                                                   ================       ================

    Anti-dilutive shares                                   302,150                298,500*
                                                   ================       ================
    Weighted average exercise price                        $ 16.87                $ 16.61*
                                                   ================       ================

    *Reflects three-for-two stock split effective August 21, 2007

9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN 48. The total amount of unrecognized tax benefits at March 31, 2008, is $8,000 related to tax positions for which it is reasonably possible that the total amounts could significantly decrease during the next twelve months. This amount represents the unrecognized tax benefits comprised of items related to determination of state nexus. Resolution of these tax benefits will occur through a voluntary compliance program, which was initiated during 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2008, the Company had accrued $8,000 and $0 for the potential payment of interest and penalties, respectively.

As of March 31, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2007, and to non-U.S. income tax examinations for the tax years of 2005 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2007.

The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $20,000.

10. STOCK REPURCHASE

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (2.0 million shares) of its outstanding stock. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program. Through February 14, 2006, the Company had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average price of $11.68 per share. The Company purchased the shares at the then current market price.

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of the outstanding stock of the Company from time to time in open market transactions at prevailing market prices. The Company purchases the shares at the current market price. Through March 31, 2008, the Company repurchased a total of 771,100 shares under this program for an aggregate price of $14,441,824, or an average price of $18.73 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through March 31, 2008, the Company repurchased 523,316 shares for an aggregate price of $8,108,892, or an average price of $15.50 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through March 31, 2008, the Company repurchased 260,625 shares for an aggregate price of $5,232,188, or an average price of $20.08 per share. The Company purchases the shares at the current market price.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in AAON's manufacturing processes are steel, copper and aluminum. Raw materials ranged in prices and at times increases were incurred up to approximately 45% for steel, 40% for aluminum and 85% for copper from 2006 to 2008. The Company reviewed and adjusted current pricing strategies and created efficiencies in production and continued relationships with suppliers in order to mitigate the economic factors of increasing commodity prices. The major component costs include compressors, electric motors and electronic controls, which also increased due to increases in commodities.

Selling, general, and administrative ("SG&A") costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The Company's warranty on its products is: for parts only, the earlier of one year from the date of first use or 18 months from date of shipment; compressors (if applicable), an additional four years; on gas-fired heat exchangers (if applicable), 15 years; and on stainless steel heat exchangers (if applicable), 25 years. Warranty charges on heat exchangers occur infrequently.

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

Set forth below is unaudited income statement information with respect to the Company for the periods ended March 31, 2008 and 2007:

                                              Three Months Ended
                                  March 31, 2008              March 31, 2007
                             ---------------------------------------------------
                                                (In thousands)
Net sales                      $  65,456     100.0%        $  58,628     100.0%

Cost of sales                     49,804      76.1%           42,906      73.2%
                             -----------------------     -----------------------
Gross profit                      15,652      23.9%           15,722      26.8%

Selling, general and
  administrative expenses          5,902       9.0%            5,747       9.8%
                             -----------------------     -----------------------
Income from operations             9,750      14.9%            9,975      17.0%
                             -----------------------     -----------------------

Interest expense                      (3)      0.0%              (10)      0.0%
Interest income                       21       0.0%                3       0.0%
Other income                         130       0.2%              188       0.3%
                             -----------------------     -----------------------
Income before income taxes         9,898      15.1%           10,156      17.3%
Income tax provision               3,464       5.3%            3,839       6.5%
                             -----------------------     -----------------------
Net income                     $   6,434       9.8%        $   6,317      10.8%
                             =======================     =======================

Results of Operations

Key events impacting our cash balance, financial condition, and results of operations for the three months ended March 31, 2008, include the following:

     o An increase in the volume of sales on all product lines due to commercial construction growth and market share gains, and effective moderation of commodity costs with purchase agreements and pricing strategies.
     o AAON remained the leader in the industry for environmentally-friendly, energy efficient and quality innovations, utilizing R410A refrigerant and phasing out pollutant causing R22 refrigerant. The phase out of R22 began at the beginning of 2004. AAON also utilizes a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels. AAON continues to utilize sloped condenser coils, and access compartments to filters, motor, and fans. All of these innovations increase the demand for AAON's products thus increasing market share
     o In February 2006, the Board of Directors initiated a program of semi-annual cash dividend payments. Cash payments of $5.0 million were made in 2007, and $2.9 million were made in January 2008.
     o Stock repurchases of AAON stock from employee's 401(k) savings and investments plan was authorized in 2005. Stock repurchases of AAON stock from directors was authorized in 2006. Stock repurchases of AAON stock from the open market was authorized in 2007. Total purchases resulted in cash payments of $1.8 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program. The cash received in the first three months of 2008 from options exercised was approximately $79,000.
     o Purchases of equipment to create efficiencies remained a priority. AAON's capital expenditures were $1.0 million. Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production. The Company currently estimates it will spend approximately $7.0 million to $10.0 million on capital expenditures in 2008 for continued growth.

Net Sales

Net sales increased $6.9 million, or 11.8%, to $65.5 million from $58.6 million for the three months ended March 31, 2008, compared to the same period in 2007. Increased sales were attributable to an increase in volume of product sold related to the Company's new and redesigned products being favorably received by its customers, active marketing by sales representatives and from certain pricing strategies implemented on 90% of the Company's product lines. Management anticipates continued growth throughout 2008.

Gross Profit

Gross profit was $15.7 million for both the three months ended March 31, 2008 and 2007, respectively. As a percentage of sales, gross margins were 23.9% compared to 26.8% for the three months ended March 31, 2008 and 2007, respectively. The decrease in gross margins for the three months ended March 31, 2008, compared to the same period in 2007, was a result of higher cost of sales primarily due to increases in manufacturing expenses.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. Raw materials ranged in prices and at times increases were incurred up to approximately 45% for steel, 40% for aluminum and 85% for copper from 2006 to 2008, causing increased inventory costs. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs, as steel, copper and aluminum are used in the manufacturing of their products; therefore, the Company is also experiencing price increases from component part suppliers. The Company continues to monitor these costs and price units accordingly. The Company instituted several price increases to customers from 2005 to 2008 in an attempt to offset the continued increases in steel, copper and aluminum. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $5.9 million from $5.7 million, a change of approximately $0.2 million, or 3.5%, for the three months ended March 31, 2008, compared to the same period in 2007. The increase for the three months ended March 31, 2008, was primarily caused by an increase in selling related expenses and an overall increase in general and administrative expenses.

Other Income

Other income was $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. Other income is attributable primarily to rental income from the Company's expansion facility. All expenses associated with the facility that are allocated to the rental portion of the building are included in other income. The Company plans to continue to rent the expansion facility until it is needed for increased capacity. Other income also includes foreign currency gains and losses that result from operations in Canada.

Analysis of Liquidity and Capital Resources

AAON's working capital and capital expenditure requirements are generally met through net cash provided by operations and the revolving bank line of credit.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities increased in the three months ended March 31, 2008 by $3.5 million from the three months ended March 31, 2007. The increase was due primarily to changes in inventories and accrued liabilities.

Cash Flows Used in Investing Activities. Cash flows used in investing activities were $1.0 million and $4.5 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash flows used in investing activities in 2008 was primarily related to lower capital expenditures of $1.0 million for additions to manufacturing facilities, machinery and equipment compared to $4.5 million for the same period in 2007. Capital expenditures in 2007 related to building renovations and machinery and equipment to further automate production. Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to spur growth and create efficiencies. The Company is currently in line with budgeted capital expenditures of approximately $7.0 million to $10.0 million in 2008 for equipment requirements. The Company expects its cash requirements to be provided from cash flows from operations.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $4.6 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively. The increase of cash used in financing activities primarily relates to cash dividends declared and paid and the continued repurchase of the Company's stock.

The Company repurchased shares of stock from employees' 401(k) savings and investment plan and other incentive plans and the open market for the three months ended March 31, 2008, in the amount of approximately $1.8 million for 103,040 shares of stock. There were shares of stock repurchased for a total of $1.6 million for the same period in 2007.

The Company received cash from stock options exercised of approximately $79,000 and classified the tax benefit of stock options exercised of approximately $119,000 in financing activities for the three months ended March 31, 2008. The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the three months ended March 31, 2008. The cash received from stock options exercised for the same period in 2007 was $0.7 million and the tax benefit of stock options exercised was $1.6 million.

In February 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash dividends were declared in December 2007 and were paid in January 2008 in the amount of $2.9 million. Prior to 2006, no cash dividends had been declared or paid. Board of Director approval is required to determine the date of declaration for each semi-annual payment.

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

General

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $1.3 million. The letter of credit is a requirement of the Company's workers compensation insurance and has been renewed and will expire December 31, 2008. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (4.71% at March 31, 2008). No fees are associated with the unused portion of the committed amount. At March 31, 2008 and December 31, 2007, the Company had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at March 31, 2008, were $13.9 million. The credit facility requires the Company to maintain certain financial ratios. At March 31, 2008, the Company was in compliance with its financial ratio covenants. On July 30, 2007, the line of credit's maturity date was extended to July 30, 2008.

Management believes the Company's bank revolving credit facility, or comparable financing, and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for fiscal year 2008 and the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the heating, ventilation, and air conditioning ("HVAC") industry and its place in that industry, its ability to limit the growth of its business if necessary, its ability to authorize dividend cash payments, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at March 31, 2008, see Note 6 to the Consolidated Financial Statements, Revolving Credit Facility.

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

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2007. A comprehensive discussion of the Company's critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on the Company's Consolidated Financial Statements.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 did not have a material impact on the Company's Consolidated Financial Statements. The Company did not elect the fair value option for any assets or liabilities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. The Company had no outstanding balance as of March 31, 2008.

Foreign sales accounted for less than 5% of the Company's sales for the three months ended March 31, 2008, and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with FASB Statement No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred. The exchange rate of the United States dollar to the Canadian dollar was $0.9882 and $0.8637 at March 31, 2008 and 2007, respectively.

Important raw materials purchased by the Company are steel, copper and aluminum, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by entering cancelable fixed price contracts with its major suppliers for periods of 6 -12 months, however; in 2007 cost increases in basic commodities, such as steel, copper and aluminum, severely impacted profit margins. Continued volatility in prices may impact profit margins in future periods.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of March 31, 2008.

         Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1A.  Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Company's Form 10-K in response to Item 1A, to Part I of its Form 10-K.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

Following repurchases of approximately 12% of its outstanding Common Stock between September 1999 and September 2001, the Company announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (2.0 million shares) of its outstanding stock. On February 14, 2006, the Board of Directors approved the suspension of the Company's repurchase program. Through February 14, 2006, the Company had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average price of $11.68 per share. The Company purchased the shares at the then current market price.

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of the outstanding stock of the Company from time to time in open market transactions at prevailing market prices. Through March 31, 2008, the Company repurchased a total of 771,100 shares under this program for an aggregate price of $14,441,824, or an average price of $18.73 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON's stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through March 31, 2008, the Company repurchased 523,316 shares for an aggregate price of $8,108,892, or an average price of $15.50 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through March 31, 2008, the Company has repurchased 260,625 shares for an aggregate price of $5,232,188, or an average price of $20.08 per share. The Company purchases the shares at the current market price.

Repurchases during the first quarter of 2008 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
                                                                       (d) Maximum
                                              (c) Total Number          Number (or
                                               of Shares (or        Approximate Dollar
                    (a) Total        (b)      Units) Purchased     Value) of Shares (or
                    Number of      Average       as Part of        Units) that May Yet
                    Shares (or   Price Paid       Publicly          Be Purchased Under
                      Units)      Per Share    Announced Plans         the Plans or
    Period          Purchased     (or Unit)      or Programs             Programs
---------------------------------------------------------------------------------------
January 2008            9,288       $ 17.48          9,288                     -

February 2008           7,235       $ 17.39          7,235                     -

March 2008             86,517       $ 17.78         86,517                     -
                -----------------------------------------------------------------------
Total                 103,040       $ 17.72        103,040                     -
                =======================================================================

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

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


                                             AAON, INC.



Dated: May 6, 2008                           By:    /s/ Norman H. Asbjornson
                                                  ------------------------------
                                                        Norman H. Asbjornson
                                                        President/CEO



Dated: May 6, 2008                           By:    /s/ Kathy I. Sheffield
                                                  ------------------------------
                                                        Kathy I. Sheffield
                                                        Vice President/CFO