Form 10-Q
period 2008-06-30
AAON INC
filed 2008-08-06
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2008 or

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

         Yes   |_|          No   |X|

As of June 30, 2008 registrant had outstanding a total of 17,281,448 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                              June 30, 2008           December 31, 2007
                                                                          ------------------------------------------------
                                                                           (in thousands, except share and per share data)
Assets
Current assets:
   Cash and cash equivalents                                                    $       505                 $       879
   Accounts receivable, net                                                          49,555                      38,813
   Inventories, net                                                                  31,389                      31,849
   Prepaid expenses and other                                                           725                         442
   Deferred tax assets                                                                4,459                       4,312
                                                                          ------------------------------------------------
Total current assets                                                                 86,633                      76,295
Property, plant and equipment
   Land                                                                               2,323                       2,354
   Buildings                                                                         32,403                      32,211
   Machinery and equipment                                                           83,903                      82,872
   Furniture and fixtures                                                             7,000                       6,912
                                                                          ------------------------------------------------
      Total property, plant and equipment                                           125,629                     124,349
      Less:  Accumulated depreciation                                                68,379                      63,579
                                                                          ------------------------------------------------
   Property, plant and equipment, net                                                57,250                      60,770
   Notes receivable, long-term                                                           75                          75
                                                                          ------------------------------------------------
Total assets                                                                    $   143,958                 $   137,140
                                                                          ================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                                    $     4,087                 $         -
   Current maturities of long-term debt                                                  91                          91
   Accounts payable                                                                  18,023                      15,059
   Dividends payable                                                                  2,848                       2,943
   Accrued liabilities                                                               24,837                      19,414
                                                                          ------------------------------------------------
Total current liabilities                                                            49,886                      37,507
Other long-term liabilities                                                             194                         239
Deferred tax liabilities                                                              3,576                       3,974
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 7,500,000 shares authorized, no
     shares issued                                                                        -                           -
   Common stock, $.004 par value, 75,000,000 shares authorized,
     17,281,448 and 18,054,246 issued and outstanding at June 30, 2008
     and December 31, 2007, respectively                                                 71                          73
   Additional paid-in capital                                                             -                           -
   Accumulated other comprehensive income, net of tax                                 1,706                       1,942
   Retained earnings                                                                 88,525                      93,405
                                                                          ------------------------------------------------
Total stockholders' equity                                                           90,302                      95,420
                                                                          ------------------------------------------------
Total liabilities and stockholders' equity                                      $   143,958                 $   137,140
                                                                          ================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                    Three Months Ended                             Six Months Ended
                                           June 30, 2008          June 30, 2007           June 30, 2008         June 30, 2007
                                          -------------------------------------------------------------------------------------
                                                                  (in thousands, except per share data)
Net sales                                     $   74,781             $   70,835              $  140,237            $  129,463

Cost of sales                                     56,791                 55,237                 106,595                98,143
                                          ----------------       ----------------        ----------------      ----------------
     Gross profit                                 17,990                 15,598                  33,642                31,320

Selling, general and
  administrative expenses                          6,129                  5,270                  12,031                11,017
                                          ----------------       ----------------        ----------------      ----------------
     Income from operations                       11,861                 10,328                  21,611                20,303

Interest expense and other                           (16)                     3                     (19)                   (7)

Interest income                                        6                      3                      27                     6

Other income, net                                    117                     82                     247                   270
                                          ----------------       ----------------        ----------------      ----------------
Income before income taxes                        11,968                 10,416                  21,866                20,572

Income tax provision                               4,208                  3,539                   7,672                 7,378
                                          ----------------       ----------------        ----------------      ----------------
     Net income                               $    7,760             $    6,877              $   14,194            $   13,194
                                          ================       ================        ================      ================

Earnings per share:
     Basic                                    $     0.43             $     0.37*             $     0.79            $     0.71*
                                          ================       ================        ================      ================
     Diluted                                  $     0.43             $     0.36*             $     0.78            $     0.69*
                                          ================       ================        ================      ================

Cash dividends declared per common share:     $     0.16             $     0.16*             $     0.16            $     0.16*
                                          ================       ================        ================      ================

Weighted average shares outstanding:
     Basic                                        17,740                 18,691*                 17,894                18,627*
                                          ================       ================        ================      ================
     Diluted                                      18,145                 19,336*                 18,302                19,492*
                                          ================       ================        ================      ================

* Reflects three-for-two stock split effective August 21, 2007.

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings        Total
                                       --------------------------------------------------------------------------------------
                                                                          (in thousands)
Balance at December 31, 2007               18,054        $   73      $     -         $ 1,942        $  93,405     $  95,420
Comprehensive income:
   Net income                                   -             -            -               -           14,194        14,194
   Foreign currency
     translation adjustment                     -             -            -            (236)               -          (236)
                                                                                                                 ------------
Total comprehensive income                                                                                           13,958
Stock options exercised, including
   tax benefits                                72             -          623               -                -           623
Share-based compensation                        -             -          413               -                -           413
Stock repurchased and retired                (845)           (2)      (1,036)              -          (16,226)      (17,264)
Dividends declared                              -             -            -               -           (2,848)       (2,848)
                                       --------------------------------------------------------------------------------------
Balance at June 30, 2008                   17,281        $   71      $     -         $ 1,706        $  88,525     $  90,302
                                       ======================================================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                          Six Months                     Six Months
                                                                             Ended                          Ended
                                                                         June 30, 2008                  June 30, 2007
                                                                   ---------------------------------------------------------
                                                                                        (in thousands)
Operating Activities
     Net income                                                              $  14,194                      $  13,194
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                                          4,838                          4,660
           Provision for losses on accounts receivable                              13                            234
           Share-based compensation                                                413                            311
           Excess tax benefits from stock options exercised                       (229)                        (1,814)
           Gain on disposition of assets                                            (1)                           (11)
           Deferred income taxes                                                  (615)                          (676)
           Changes in assets and liabilities:
                Accounts receivable                                            (10,832)                        (9,439)
                Inventories, net                                                   414                         (4,821)
                Prepaid expenses and other                                        (283)                          (247)
                Accounts payable                                                 3,393                          1,324
                Accrued liabilities                                              5,279                          7,105
                                                                   ---------------------------------------------------------
     Net cash provided by operating activities                                  16,584                          9,820
                                                                   ---------------------------------------------------------
Investing Activities
     Proceeds from sale of property, plant and equipment                             1                             21
     Capital expenditures                                                       (1,390)                        (7,209)
                                                                   ---------------------------------------------------------
     Net cash used in investing activities                                      (1,389)                        (7,188)
                                                                   ---------------------------------------------------------
Financing Activities
     Borrowings under revolving credit facility                                 12,853                          8,898
     Payments under revolving credit facility                                   (8,766)                        (8,898)
     Payments of long-term debt                                                    (45)                           (54)
     Stock options exercised                                                       394                          1,000
     Excess tax benefits from stock options exercised                              229                          1,814
     Repurchase of stock                                                       (17,264)                        (2,932)
     Cash dividends paid to stockholders                                        (2,943)                        (2,465)
                                                                   ---------------------------------------------------------
     Net cash used in financing activities                                     (15,542)                        (2,637)
                                                                   ---------------------------------------------------------
Effect of exchange rate on cash                                                    (27)                            43
                                                                   ---------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              (374)                            38
                                                                   ---------------------------------------------------------
Cash and cash equivalents, beginning of year                                       879                            288
                                                                   ---------------------------------------------------------
Cash and cash equivalents, end of period                                     $     505                      $     326
                                                                   =========================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  June 30, 2008
                                   (unaudited)

1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. AAON, Inc. ("the Company") believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2007, filed by the Company with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                             June 30,                        December 31,
                                                               2008                              2007
                                                       ------------------------------------------------------
                                                                          (in thousands)
Accounts receivable                                         $ 49,849                           $ 39,220
Less: Allowance for doubtful accounts                           (294)                              (407)
                                                       ------------------------------------------------------
Total, net                                                  $ 49,555                           $ 38,813
                                                       ======================================================

                                                                         Six Months Ended
                                                             June 30,                          June 30,
                                                               2008                              2007
                                                       ------------------------------------------------------
                                                                          (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                             $    407                           $    266
   Provision for losses on accounts receivable                   326                                411
   Adjustments to provision                                     (313)                              (177)
   Accounts receivable written off, net of recoveries           (126)                                (4)
                                                       ------------------------------------------------------
   Balance, end of period                                   $    294                           $    496
                                                       ======================================================

3.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. Inventory balances at June 30, 2008 and December 31, 2007, and the related changes in the allowance for excess and obsolete inventories account for the six months ended June 30, 2008 and 2007 are as follows:

                                                             June 30,                        December 31,
                                                               2008                              2007
                                                       ------------------------------------------------------
                                                                          (in thousands)
Raw materials                                                $ 27,951                          $ 27,651
Work in process                                                 1,556                             1,760
Finished goods                                                  2,232                             2,788
                                                       ------------------------------------------------------
                                                               31,739                            32,199
Less: Allowance for excess and obsolete inventories              (350)                             (350)
                                                       ------------------------------------------------------
Total, net                                                   $ 31,389                          $ 31,849
                                                       ======================================================

                                                                         Six Months Ended
                                                             June 30,                          June 30,
                                                               2008                              2007
                                                       ------------------------------------------------------
                                                                          (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                              $    350                          $    350
   Provision for excess and obsolete inventories                  200                               200
   Adjustments to reserve                                        (200)                             (200)
                                                       ------------------------------------------------------
   Balance, end of period                                    $    350                          $    350
                                                       ======================================================

4. ACCRUED LIABILITIES

At June 30, 2008 and December 31, 2007, accrued liabilities were comprised of the following:

                                                             June 30,                        December 31,
                                                               2008                              2007
                                                       ------------------------------------------------------
                                                                          (in thousands)
                 Warranty                                    $  6,500                          $  6,308
                 Commissions                                    9,953                             8,851
                 Payroll                                        4,038                             2,175
                 Income taxes                                     985                                 -
                 Workers' compensation                          1,126                             1,127
                 Medical self-insurance                           597                               608
                 Other                                          1,638                               345
                                                       ------------------------------------------------------
                 Total                                       $ 24,837                          $ 19,414
                                                       ======================================================

5.  SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments of $19,000 and $7,000 were made for the six months ended June 30, 2008 and 2007, respectively. Payments for income taxes of $4.7 million and $3.8 million were made during the six months ended June 30, 2008 and 2007, respectively. Dividends payable of $2.8 million and $2.5 million were accrued as of June 30, 2008 and 2007 and paid in July 2008 and 2007, respectively.

6.  REVOLVING CREDIT FACILITY

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $1.3 million. The letter of credit is a requirement of the Company's workers compensation insurance which has been renewed and will expire December 31, 2008. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (4.06% at June 30, 2008). No fees are associated with the unused portion of the committed amount. At June 30, 2008, the Company had $4.1 million borrowed under the revolving credit facility and had no borrowings outstanding under the revolving credit facility at December 31, 2007. Borrowings available under the revolving credit facility at June 30, 2008, were $9.8 million. The credit facility requires the Company to maintain certain financial ratios. The total liabilities to tangible net worth ratio has been waived for the period ended June 30, 2008, and was revised in the renewed line of credit agreement that matures July 30, 2009. The Company is in compliance with all other financial ratio covenants.

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

The Company recognized approximately $105,000 and $117,000 for the three months, and approximately $229,000 and $276,000 for the six months ended June 30, 2008 and 2007, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income. The total pre-tax compensation cost related to unvested stock options and unvested restricted stock not yet recognized as of June 30, 2008, is $1.2 million and is expected to be recognized over a weighted-average period of 2.1 years.

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2008 and 2007.

                                                 Six Months Ended
                                      June 30, 2008           June 30, 2007
                                   ---------------------------------------------
  Directors and Officers:
      Expected dividend yield                 1.71%                     N/A
      Expected volatility                    43.52%                     N/A
      Risk-free interest rate                 2.84%                     N/A
      Expected life                         8.0 yrs                     N/A
      Forfeiture rate                            0%                     N/A

  Employees:
      Expected dividend yield                 1.71%                   1.74%
      Expected volatility                    42.55%                  41.99%
      Risk-free interest rate                 2.84%                   4.70%
      Expected life                         6.3 yrs                 6.3 yrs
      Forfeiture rate                           28%                     28%

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

A summary of stock options outstanding as of June 30, 2008, is as follows:

                                               Options Outstanding                                  Options Exercisable
                         ---------------------------------------------------------------    -----------------------------------
                                               Weighted
                                                Average         Weighted                                              Weighted
                               Number          Remaining         Average       Aggregate             Number            Average
       Range of            Outstanding at     Contractual       Exercise       Intrinsic         Exercisable at       Exercise
    Exercise Prices        June 30, 2008         Life             Price          Value           June 30, 2008          Price
-------------------------------------------------------------------------------------------------------------------------------
   $2.67 - $3.85                  307,320            0.84        $  3.20         $ 16.06                307,320        $  3.20
   $5.73 - $11.29                 221,613            4.43           8.56           10.70                185,913           8.12
  $11.40 - $12.00                  43,500            7.11          11.67            7.59                 26,400          11.77
  $12.68 - $15.55                  49,600            7.40          14.33            4.93                 25,200          14.43
  $15.99 - $21.01                 241,850            8.44          17.29            1.97                 51,900          17.40
                         ------------------------------------------------------------------------------------------------------
         Total                    863,883            4.58        $  9.59         $ 12.44                596,733        $  6.82
                         ======================================================================================================

A summary of option activity as of June 30, 2008, is as follows:

                                                                               Weighted
                                                                                Average
                                                                               Remaining          Aggregate
                                                       Weighted Average       Contractual         Intrinsic
Stock Options                          Shares           Exercise Price           Term            Value ($000)
                                  ----------------    ------------------    ----------------    --------------
Outstanding at January 1, 2008            928,933             $    9.47
     Granted                               24,000                 16.96
     Exercised                            (56,050)                 7.03
     Forfeited or Expired                 (33,000)                15.94
                                  ----------------    ------------------
Outstanding at June 30, 2008              863,883                  9.59                4.58          $ 8,358
                                  ================    ==================    ================    ==============
Exercisable at June 30, 2008              596,733             $    6.82                2.99          $ 7,423
                                  ================    ==================    ================    ==============

The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $6.69 and $6.74, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was approximately $0.7 million and $5.4 million, respectively. The cash received from options exercised during the six months ended June 30, 2008 and 2007, was approximately $0.4 million and $1.0 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options for the six month period ended June 30, 2008, is as follows:

                                                             Weighted Average
                                                                Grant Date
                                        Shares                  Fair Value
                                  -----------------       ----------------------
Unvested at January 1, 2008            335,300                   $  6.49
Granted                                 24,000                      6.69
Vested                                 (59,150)                     6.13
Forfeited                              (33,000)                     6.48
                                  -----------------       ----------------------
Unvested at June 30, 2008              267,150                   $  6.60
                                  =================       ======================

The Company also grants restricted stock awards to employees and directors. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period. The Company recognized approximately $68,000 for the three months, and approximately $184,000 for the six months ended June 30, 2008 in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income. In addition, as of June 30, 2008, unrecognized compensation cost related to non-vested restricted stock awards was approximately $823,000 which is expected to be recognized over a weighted average period of 1.9 years.

A summary of the unvested restricted stock awards for the six month period ended June 30, 2008, is as follows:

                                                                  Shares
                                                          ----------------------
Unvested at January 1, 2008                                             37,850
     Granted                                                            14,850
     Vested                                                             (9,950)
     Forfeited                                                            (700)
                                                          ----------------------
Unvested at June 30, 2008                                               42,050
                                                          ======================

During 2008 and 2007, the Compensation Committee of the Board of Directors authorized and issued restricted stock to the officers and directors of the Company. The restricted stock award program offers the opportunity to earn shares of AAON common stock over time, rather than options that give the right to purchase stock at a set price. Restricted stock granted to directors vest one-third each year. All other restricted stock vests at a rate of 20% per year. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. The fair value of restricted stock grants is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

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

                                                       Three Months Ended                        Six Months Ended

                                               June 30, 2008       June 30, 2007       June 30, 2008        June 30, 2007
                                             -------------------------------------------------------------------------------
                                                           (in thousands, except share and per share data)

Numerator:

Net income                                          $  7,760            $  6,877            $ 14,194             $ 13,194

Denominator:
Denominator for basic earnings per share -
   Weighted average shares                        17,740,165          18,691,371*         17,894,388           18,626,594*

Effect of dilutive employee stock options
and restricted stock awards                          405,321             645,024*            407,821              865,902*
                                             ---------------      --------------      --------------        -------------
Denominator for diluted earnings per share -
   Weighted average shares                        18,145,486          19,336,395*         18,302,209           19,492,496*
                                             ===============      ==============      ==============        =============
Earnings per share:
   Basic                                            $   0.43            $   0.37*           $   0.79             $   0.71*
   Diluted                                          $   0.43            $   0.36*           $   0.78             $   0.69*

Anti-dilutive shares                                                                         309,400              280,650*
Weighted average exercise price**                                                           $  16.78             $  15.83*

* Reflects three-for-two stock split effective August 21, 2007.

**Reflects the weighted average exercise value of stock options as 42,050 and 11,700 restricted stock awards as of June 30 2008 and 2007, respectively do not carry an exercise value.

9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN 48. The total amount of unrecognized tax benefits at June 30, 2008, is six thousand dollars related to tax positions for which it is reasonably possible that the total amounts could significantly decrease during the next twelve months. This amount represents the unrecognized tax benefits comprised of items related to determination of state nexus and intercompany charges. Resolution of the tax benefits related to state nexus will occur through a voluntary compliance program, which was initiated during 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2008, the Company had accrued six thousand dollars and zero dollars for the potential payment of interest and penalties, respectively.

As of June 30, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2007, and to non-U.S. income tax examinations for the tax years of 2005 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2007.

The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is nine thousand dollars.

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

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of the outstanding stock of the Company from time to time in open market transactions at prevailing market prices. The Company purchases the shares at the current market price. Through June 30, 2008, the Company repurchased a total of 1,468,458 shares under this program for an aggregate price of $29,025,809, or an average price of $19.77 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through June 30, 2008, the Company repurchased 556,716 shares for an aggregate price of $8,785,435, or an average price of $15.78 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through June 30, 2008, the Company repurchased 271,625 shares for an aggregate price of $5,468,298, or an average price of $20.13 per share. The Company purchases the shares at the current market price.

11. CONTINGENCIES

The Company is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AAON, Inc. ("the Company") engineers, manufactures and markets air-conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up units, heat recovery units, condensing units, coils and boilers. Custom units are marketed and sold to retail, manufacturing, educational, medical and other commercial industries. The Company markets units to all 50 states in the United States and certain provinces in Canada. International sales are less than five percent as the majority of all sales are domestic.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in The Company's manufacturing processes are steel, copper and aluminum. The Company experienced raw materials price increases of approximately 70% for steel, 18% for aluminum and 19% for copper from June 30, 2006 to June 30, 2008. The Company reviewed and adjusted current pricing strategies and created efficiencies in production and continued relationships with suppliers in order to mitigate the economic factors of increasing commodity prices. The major component costs include compressors, electric motors and electronic controls, which also increased due to increases in commodities.

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

Set forth below is unaudited income statement information with respect to the Company for the periods ended June 30, 2008 and 2007:

                                         Three Months Ended                                      Six Months Ended
                               June 30, 2008             June 30, 2007                June 30, 2008             June 30, 2007
                          -------------------------------------------------      -------------------------------------------------
                                                                       (In thousands)
Net sales                   $  74,781       100%      $  70,835       100%         $ 140,237       100%      $ 129,463       100%

Cost of sales                  56,791      75.9%         55,237      78.0%           106,595      76.0%         98,143      75.8%
                          -----------------------   -----------------------      -----------------------   -----------------------
    Gross profit               17,990      24.1%         15,598      22.0%            33,642      24.0%         31,320      24.2%

Selling, general and
  administrative expenses       6,129       8.2%          5,270       7.4%            12,031       8.6%         11,017       8.5%
                          -----------------------   -----------------------      -----------------------   -----------------------
    Income from
      operations               11,861      15.9%         10,328      14.6%            21,611      15.4%         20,303      15.7%
                          -----------------------   -----------------------      -----------------------   -----------------------

Interest expense and
  other                           (16)      0.0%              3       0.0%               (19)      0.0%             (7)      0.0%
Interest income                     6       0.0%              3       0.0%                27       0.0%              6       0.0%
Other income, net                 117       0.1%             82       0.1%               247       0.2%            270       0.2%
                          -----------------------   -----------------------      -----------------------   -----------------------
Income before
  income taxes                 11,968      16.0%         10,416      14.7%            21,866      15.6%         20,572      15.9%
Income tax provision            4,208       5.6%          3,539       5.0%             7,672       5.5%          7,378       5.7%
                          -----------------------   -----------------------      -----------------------   -----------------------
      Net income            $   7,760      10.4%      $   6,877       9.7%         $  14,194      10.1%      $  13,194      10.2%
                          =======================   =======================      =======================   =======================

Results of Operations

Key events impacting our cash balance, financial condition, and results of operations for the six months ended June 30, 2008, include the following:
     o An increase in sales on product lines due to commercial construction growth and market share gains, and effective moderation of commodity costs with purchase agreements and pricing strategies.
     o The Company remained the leader in the industry for environmentally-friendly, energy efficient and quality innovations, utilizing R410A refrigerant and phasing out pollutant causing R22 refrigerant. The phase out of R22 began in early 2004. The Company also utilizes a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels. The Company continues to utilize sloped condenser coils, and access compartments to filters, motor, and fans. All of these innovations increase the demand for the Company's products thus increasing market share.
     o In February 2006, the Board of Directors initiated a program of semi-annual cash dividend payments. Cash payments of $5.0 million were made in 2007, and $2.9 million were made in January 2008. Dividends were declared in the second quarter of 2008 and accrued. Payment of cash dividends occurred in July 2008 in the amount of $2.8 million.
     o Stock repurchases of Company stock from employee's 401(k) savings and investments plan was authorized in 2005. Stock repurchases of Company stock from directors was authorized in 2006. Stock repurchases of Company stock from the open market was authorized in 2007. Total purchases resulted in cash payments of $17.3 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program. The cash received in the six months ended June 30, 2008 from options exercised was approximately $0.4 million.
     o Purchases of equipment to create efficiencies remained a priority. The Company's capital expenditures were $1.4 million. Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production. The Company currently estimates it will spend approximately $7.0 million to $10.0 million on capital expenditures in 2008 for continued growth.

Net Sales

Net sales increased $4.0 million or 5.6% to $74.8 million from $70.8 million for the three months, and increased $10.7 million or 8.3% to $140.2 million from $129.5 million for the six months ended June 30, 2008, compared to the same periods in 2007. Increased sales were attributable to an increase in volume of product sold related to the Company's new and redesigned products being favorably received by its customers, active marketing by sales representatives and from certain pricing strategies implemented on 90% of the Company's product lines. Management anticipates continued growth throughout 2008.

Gross Profit

Gross profit increased $2.4 million or 15.4% to $18.0 million from $15.6 million for the three months, and increased $2.3 million or 7.3% to $33.6 million from $31.3 million for the six months ended June 30, 2008, compared to the same periods in 2007. Gross margins were 24.1% compared to 22.0% for the three months, and 24.0% compared to 24.2% for the six months ended June 30, 2008 and 2007, respectively. The increase in gross margins for the three months and slight decrease for the six months was a result of pricing strategies implemented, higher sales volume and production and labor efficiencies.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. The Company experienced raw materials price increases of approximately 70% for steel, 18% for aluminum and 19% for copper from June 30, 2006 to June 30, 2008, causing increased inventory costs. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs, as steel, copper and aluminum are used in the manufacturing of their products; therefore, the Company is also experiencing price increases from component part suppliers. The Company continues to monitor these costs and price units accordingly. The Company instituted several price increases to customers from 2005 to 2008 in an attempt to offset the continued increases in steel, copper and aluminum. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.8 million or 15.1% to $6.1 million from $5.3 million for the three months, and increased $1.0 million or 9.1% to $12.0 million from $11.0 million for the six months ended June 30, 2008, compared to the same periods in 2007. The increase was primarily caused by an increase in selling related expenses, warranty expense related to increased sales, profit sharing due to increased net income and an overall increase in general and administrative expenses.

Other Income

Other income was $117,000 and $82,000 for the three months, and $247,000 and $270,000 for the six months ended June 30, 2008 and 2007, respectively. Other income is attributable primarily to rental income from the Company's expansion facility. All expenses associated with the facility that are allocated to the rental portion of the building are included in other income. The Company plans to continue to rent the expansion facility until it is needed for increased capacity. Other income also includes foreign currency gains and losses that result from operations in Canada.

Analysis of Liquidity and Capital Resources

The Company's working capital and capital expenditure requirements are generally met through net cash provided by operations and the revolving bank line of credit.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities increased in the six months ended June 30, 2008 by $6.8 million from the six months ended June 30, 2007. The increase was due primarily to changes in net income and inventory.

Cash Flows Used in Investing Activities. Cash flows used in investing activities were $1.4 million and $7.2 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in cash flows used in investing activities in 2008 was primarily related to lower capital expenditures of $1.4 million for additions to manufacturing facilities, machinery and equipment compared to $7.2 million for the same period in 2007. Capital expenditures in 2007 related to building renovations and machinery and equipment to further automate production. Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to spur growth and create efficiencies. The Company is currently in line with budgeted capital expenditures of approximately $7.0 million to $10.0 million in 2008 for equipment requirements. The Company expects its cash requirements to be provided from cash flows from operations.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $15.5 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively. The increase of cash used in financing activities primarily relates to the continued repurchase of the Company's stock, borrowings under the revolving credit facility and cash dividends paid to stockholders.

The Company repurchased shares of stock from employees' 401(k) savings and investment plan and other incentive plans, the open market and directors for the six months ended June 30, 2008, in the amount of approximately $17.3 million for 844,798 shares of stock. There were shares of stock repurchased for a total of $2.9 million for the same period in 2007.

The Company received cash from stock options exercised of approximately $394,000 and classified the tax benefit of stock options exercised of approximately $229,000 in financing activities for the six months ended June 30, 2008. The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the six months ended June 30, 2008. The cash received from stock options exercised for the same period in 2007 was $1.0 million and the tax benefit of stock options exercised was $1.8 million.

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $1.3 million. The letter of credit is a requirement of the Company's workers compensation insurance which has been renewed and will expire December 31, 2008. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (4.06% at June 30, 2008). No fees are associated with the unused portion of the committed amount. At June 30, 2008, the Company had $4.1 million borrowed under the revolving credit facility and had no borrowings outstanding under the revolving credit facility at December 31, 2007. Borrowings available under the revolving credit facility at June 30, 2008, were $9.8 million. The credit facility requires the Company to maintain certain financial ratios. The total liabilities to tangible net worth ratio has been waived for the period ended June 30, 2008, and was revised in the renewed line of credit agreement that matures July 30, 2009. The Company is in compliance with all other financial ratio covenants.

Management believes the Company's bank revolving credit facility, or comparable financing, and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for fiscal year 2008 and the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the heating, ventilation, and air conditioning ("HVAC") industry and its place in that industry, its ability to limit the growth of its business if necessary, its ability to authorize dividend cash payments, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at June 30, 2008, see Note 6 to the Company's Consolidated Financial Statements, Revolving Credit Facility.

In February 2006, the Board of Directors authorized a semi-annual cash dividend payment. Cash dividends were declared in December 2007 and were paid in January 2008 in the amount of $2.9 million. Cash dividends of $2.8 million and $2.5 million were declared and accrued for in June 2008 and 2007, and paid in July 2008 and 2007, respectively. Prior to 2006, no cash dividends had been declared or paid. Board of Director approval is required to determine the date of declaration for each semi-annual payment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. At June 30, 2008, the Company had $4.1 million borrowed under the revolving credit facility. Foreign sales accounted for less than 5% of the Company's sales for the six months ended June 30, 2008, and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with FASB Statement No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred. The exchange rate of the United States dollar to the Canadian dollar was $0.9881 and $0.9416 at June 30, 2008 and 2007, respectively.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of June 30, 2008.

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

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of the outstanding stock of the Company from time to time in open market transactions at prevailing market prices. The Company purchases the shares at the current market price. Through June 30, 2008, the Company repurchased a total of 1,468,458 shares under this program for an aggregate price of $29,025,809, or an average price of $19.77 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON's stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through June 30, 2008, the Company repurchased 556,716 shares for an aggregate price of $8,785,435, or an average price of $15.78 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through June 30, 2008, the Company repurchased 271,625 shares for an aggregate price of $5,468,298, or an average price of $20.13 per share. The Company purchases the shares at the current market price.

Repurchases during the second quarter of 2008 were as follows:

                                                                       (d) Maximum
                                              (c) Total Number          Number (or
                                               of Shares (or        Approximate Dollar
                    (a) Total        (b)      Units) Purchased     Value) of Shares (or
                    Number of      Average       as Part of        Units) that May Yet
                    Shares (or   Price Paid       Publicly         Be Purchased Under
                      Units)      Per Share    Announced Plans         the Plans or
    Period          Purchased     (or Unit)      or Programs             Programs
---------------------------------------------------------------------------------------
April 2008             11,061       $ 18.71         11,061                     -

May 2008              325,870       $ 20.40        325,870                     -

June 2008             404,827       $ 21.35        404,827                     -
---------------------------------------------------------------------------------------
Total                 741,758       $ 20.89        741,758                     -
=======================================================================================

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on May 20, 2008, Jack E. Short was reelected as a director for a three-year term by a vote of 16,370,190 shares "For", 166,567 shares "Against" and 265,447 shares "Abstain". In addition, at the Annual Meeting Jerry R. Levine was elected to the position on the Board of Directors formerly held by Anthony Pantaleoni. This was approved by a vote of 16,543,984 shares "For", 576 shares "Against" and 257,644 shares "Abstain". Other directors whose terms of office continued after the meeting are: Norman H. Asbjornson, John B. Johnson, Jr. and Charles C. Stephenson, Jr., whose terms end in 2009, and Paul K. Lackey, Jr. and A. H. McElroy II whose terms end in 2010.

Item 5.  Other Information.

The Board of Directors voted to initiate a semi-annual cash dividend of $0.16 per share to the holders of the outstanding Common Stock of the Company as of the close of business on June 12, 2008, the record date, and payable on July 3, 2008.

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


                                        AAON, INC.



Dated: August 5, 2008                  By:    /s/ Norman H. Asbjornson
                                           --------------------------------
                                                  Norman H. Asbjornson
                                                     President/CEO



Dated: August 5, 2008                 By:    /s/ Kathy I. Sheffield
                                           --------------------------------
                                                 Kathy I. Sheffield
                                                 Vice President/CFO