Form 10-Q
period 2008-09-30
AAON INC
filed 2008-11-05
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2008
                                       or

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

         Yes   |X|          No   |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company.

Large accelerated filer    |_|              Accelerated filer   |X|
Non-accelerated filer   |_|                 Smaller reporting company   |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes   |_|          No   |X|

As of October 29, 2008 registrant had outstanding a total of 17,195,869 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                              September 30, 2008        December 31, 2007
                                                                          ------------------------------------------------
                                                                           (in thousands, except share and per share data)
Assets
Current assets:
   Cash and cash equivalents                                                       $      330               $     879
   Accounts receivable, net                                                            48,029                  38,813
   Inventories, net                                                                    34,112                  31,849
   Prepaid expenses and other                                                             516                     442
   Deferred tax assets                                                                  4,782                   4,312
                                                                          ------------------------------------------------
Total current assets                                                                   87,769                  76,295
Property, plant and equipment
   Land                                                                                 2,297                   2,354
   Buildings                                                                           34,365                  32,211
   Machinery and equipment                                                             85,781                  82,872
   Furniture and fixtures                                                               7,085                   6,912
                                                                          ------------------------------------------------
      Total property, plant and equipment                                             129,528                 124,349
      Less:  Accumulated depreciation                                                  70,551                  63,579
                                                                          ------------------------------------------------
   Property, plant and equipment, net                                                  58,977                  60,770
   Notes receivable, long-term                                                             75                      75
                                                                          ------------------------------------------------
Total assets                                                                       $  146,821              $  137,140
                                                                          ================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                                       $    2,440              $        -
   Current maturities of long-term debt                                                    91                      91
   Accounts payable                                                                    21,271                  15,059
   Dividends payable                                                                        -                   2,943
   Accrued liabilities                                                                 25,471                  19,414
                                                                          ------------------------------------------------
Total current liabilities                                                              49,273                  37,507
Other long-term liabilities                                                               171                     239
Deferred tax liabilities                                                                3,751                   3,974
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 7,500,000 shares authorized,
     no shares issued                                                                       -                       -
   Common stock, $.004 par value, 75,000,000 shares authorized,
     17,150,949 and 18,054,246 issued and outstanding at
     September 30, 2008 and December 31, 2007, respectively                                71                      73
   Additional paid-in capital                                                               -                       -
   Accumulated other comprehensive income, net of tax                                   1,559                   1,942
   Retained earnings                                                                   91,996                  93,405
                                                                          ------------------------------------------------
Total stockholders' equity                                                             93,626                  95,420
                                                                          ------------------------------------------------
Total liabilities and stockholders' equity                                         $  146,821              $  137,140
                                                                          ================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                     Three Months Ended                             Nine Months Ended
                                            September 30,          September 30,           September 30,         September 30,
                                                2008                   2007                    2008                  2007
                                          -------------------------------------------------------------------------------------
                                                                   (in thousands, except per share data)
Net sales                                      $ 79,279               $ 70,907               $ 219,516             $ 200,370

Cost of sales                                    59,261                 57,267                 165,856               155,410
                                          ----------------       ----------------        ----------------      ----------------
     Gross profit                                20,018                 13,640                  53,660                44,960

Selling, general and
  administrative expenses                         7,294                  5,492                  19,325                16,509
                                          ----------------       ----------------        ----------------      ----------------
     Income from operations                      12,724                  8,148                  34,335                28,451

Interest expense                                    (39)                    (3)                    (58)                  (10)

Interest income                                       -                      1                      27                     7

Other income (expense), net                         169                   (346)                    416                   (76)
                                          ----------------       ----------------        ----------------      ----------------
Income before income taxes                       12,854                  7,800                  34,720                28,372

Income tax provision                              4,499                  2,418                  12,171                 9,796
                                          ----------------       ----------------        ----------------      ----------------
     Net income                                $  8,355               $  5,382               $  22,549             $  18,576
                                          ================       ================        ================      ================

Earnings per share:
   Basic                                       $   0.49               $   0.29               $    1.28             $    1.00
                                          ================       ================        ================      ================
   Diluted                                     $   0.47               $   0.28               $    1.25             $    0.98
                                          ================       ================        ================      ================

Cash dividends declared per common share:      $   0.00               $   0.00               $    0.16             $    0.16
                                          ================       ================        ================      ================

Weighted average shares outstanding:
   Basic                                         17,264                 18,741                  17,683                18,665
                                          ================       ================        ================      ================
   Diluted                                       17,484                 19,003                  18,028                18,976
                                          ================       ================        ================      ================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                              Common Stock           Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings        Total
                                       --------------------------------------------------------------------------------------
                                                                          (in thousands)
Balance at December 31, 2007               18,054        $   73      $     -        $  1,942        $  93,405     $  95,420
Comprehensive income:
   Net income                                   -             -            -               -           22,549        22,549
   Foreign currency translation
     adjustment                                 -             -            -            (383)               -          (383)
                                                                                                                -------------
Total comprehensive income                                                                                           22,166
Stock options exercised and restricted
   stock awards vested, including tax
   benefits                                   268             -        2,367               -                -         2,367
Share-based compensation                        -             -          603               -                -           603
Stock repurchased and retired              (1,171)           (2)      (2,970)              -          (21,110)      (24,082)
Dividends paid                                  -             -            -               -           (2,848)       (2,848)
                                       --------------------------------------------------------------------------------------
Balance at September 30, 2008              17,151        $   71      $     -        $  1,559        $  91,996     $  93,626
                                       ======================================================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                           Nine Months                    Nine Months
                                                                              Ended                          Ended
                                                                        September 30, 2008             September 30, 2007
                                                                   ---------------------------------------------------------
                                                                                          (in thousands)
Operating Activities
   Net income                                                                    $  22,549                      $  18,576
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                7,151                          7,153
         Provision for losses on accounts receivable                                   568                            221
         Share-based compensation                                                      603                            466
         Excess tax benefits from stock options exercised and
           restricted stock awards vested                                           (1,262)                        (2,743)
         Gain on disposition of assets                                                 (11)                           (11)
         Deferred income taxes                                                        (832)                          (662)
         Changes in assets and liabilities:
            Accounts receivable                                                     (9,904)                        (4,975)
            Inventories, net                                                        (2,340)                        (3,032)
            Prepaid expenses and other                                                 (75)                          (139)
            Accounts payable                                                         6,687                         (3,303)
            Accrued liabilities                                                      6,951                          6,300
                                                                   ---------------------------------------------------------
   Net cash provided by operating activities                                        30,085                         17,851
                                                                   ---------------------------------------------------------

Investing Activities
   Proceeds from sale of property, plant and equipment                                   1                             21
   Capital expenditures                                                             (5,475)                        (8,650)
                                                                   ---------------------------------------------------------
   Net cash used in investing activities                                            (5,474)                        (8,629)
                                                                   ---------------------------------------------------------

Financing Activities
   Borrowings under revolving credit facility                                       30,090                         12,142
   Payments under revolving credit facility                                        (27,650)                       (12,142)
   Payments of long-term debt                                                          (68)                           (59)
   Stock options exercised                                                           1,105                          2,404
   Excess tax benefits from stock options exercised and
     restricted stock awards vested                                                  1,262                          2,743
   Repurchase of stock                                                             (24,082)                        (7,149)
   Cash dividends paid to stockholders                                              (5,791)                        (4,958)
                                                                   ---------------------------------------------------------
   Net cash used in financing activities                                           (25,134)                        (7,019)
                                                                   ---------------------------------------------------------
Effect of exchange rate on cash                                                        (26)                           224
                                                                   ---------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  (549)                         2,427
                                                                   ---------------------------------------------------------
Cash and cash equivalents, beginning of year                                           879                            288
                                                                   ---------------------------------------------------------
Cash and cash equivalents, end of period                                         $     330                      $   2,715
                                                                   =========================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2008
                                   (unaudited)

1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. AAON, Inc. ("the Company") believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2007, filed by the Company with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

New Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on the Company's Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R"), which replaced FASB Statement 141, Business Combinations. This statement significantly changed the accounting for business combinations and noncontrolling interests. Among other things, when compared to the predecessor guidance SFAS 141R will require (i) more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, and (iii) acquirer in preacquisition periods to expense all acquisition-related costs. SFAS 141R must be applied prospectively for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a material impact on the Company's Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 must be adopted by the Company no later than January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company's Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an Amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on the Company's Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3 Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), "Business Combinations," and other GAAP. This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 142 to have a material impact on the Company's Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force ("EITF") issued Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively to conform with the provisions of EITF 03-6-1. We are evaluating the expected impact of adoption of EITF 03-6-1.

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                              September 30,                     December 31,
                                                                  2008                             2007
                                                          ------------------------------------------------------
                                                                               (in thousands)
Accounts receivable                                               $ 48,876                         $ 39,220
Less: Allowance for doubtful accounts                                 (847)                            (407)
                                                          ------------------------------------------------------
Total, net                                                        $ 48,029                         $ 38,813
                                                          ======================================================

                                                                             Nine Months Ended
                                                              September 30,                    September 30,
                                                                  2008                             2007
                                                          ------------------------------------------------------
                                                                               (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                                   $    407                         $    266
   Provision for losses on accounts receivable                         526                              580
   Adjustments to provision                                             41                             (359)
   Accounts receivable written off, net of recoveries                 (127)                              (4)
                                                          ------------------------------------------------------
   Balance, end of period                                         $    847                         $    483
                                                          ======================================================

3.   INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company establishes an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts. Inventory balances at September 30, 2008 and December 31, 2007, and the related changes in the allowance for excess and obsolete inventories account for the nine months ended September 30, 2008 and 2007 are as follows:

                                                              September 30,                     December 31,
                                                                  2008                             2007
                                                          ------------------------------------------------------
                                                                               (in thousands)
Raw materials                                                     $ 30,249                         $ 27,651
Work in process                                                      1,795                            1,760
Finished goods                                                       2,418                            2,788
                                                          ------------------------------------------------------
                                                                    34,462                           32,199
Less: Allowance for excess and obsolete inventories                   (350)                            (350)
                                                          ------------------------------------------------------
Total, net                                                        $ 34,112                         $ 31,849
                                                          ======================================================

                                                                             Nine Months Ended
                                                              September 30,                    September 30,
                                                                  2008                             2007
                                                          ------------------------------------------------------
                                                                               (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                                   $    350                         $    350
   Provision for excess and obsolete inventories                       600                              600
   Adjustments to reserve                                             (600)                            (600)
                                                          ------------------------------------------------------
   Balance, end of period                                         $    350                         $    350
                                                          ======================================================

4.   ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                              September 30,                     December 31,
                                                                  2008                             2007
                                                          ------------------------------------------------------
                                                                               (in thousands)
Warranty                                                          $  6,800                         $  6,308
Commissions                                                         10,773                            8,851
Payroll                                                              4,183                            2,175
Workers' compensation                                                  827                            1,127
Medical self-insurance                                                 572                              608
Employee benefits and other                                          2,316                              345
                                                          ------------------------------------------------------
Total                                                             $ 25,471                         $ 19,414
                                                          ======================================================

5.   SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments of $58,000 and $10,000 were made for the nine months ended September 30, 2008 and 2007, respectively. Payments for income taxes of $8.8 million and $6.4 million were made during the nine months ended September 30, 2008 and 2007, respectively. Dividends payable of $2.8 million and $2.5 million were accrued as of June 30, 2008 and 2007 and paid in July 2008 and 2007, respectively. Dividends payable of $2.9 million were accrued as of December 31, 2007 and paid in January 2008.

6.   REVOLVING CREDIT FACILITY

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $1.3 million. The letter of credit is a requirement of the Company's workers compensation insurance which has been renewed and will expire December 31, 2008. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (4.09% at September 30, 2008). No fees are associated with the unused portion of the committed amount. At September 30, 2008, the Company had $2.4 million borrowed under the revolving credit facility and had no borrowings outstanding under the revolving credit facility at December 31, 2007. Borrowings available under the revolving credit facility at September 30, 2008, were $11.4 million. The credit facility requires the Company to maintain certain financial ratios. At September 30, 2008, the Company was in compliance with its financial ratio covenants. On July 30, 2008, the Company renewed the line of credit with a maturity date of July 30, 2009.

7.   STOCK COMPENSATION

The Company had historically maintained a stock option plan for key employees, directors and consultants (the "1992 Plan"). The 1992 Plan provided for 4.4 million shares of common stock to be issued under the plan. Under the terms of the 1992 Plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant. Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter. Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

On May 22, 2007, the stockholders of the Company adopted a Long-Term Incentive Plan ("LTIP") which provides an additional 750,000 shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards. Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan. Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

The Company applies the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment ("SFAS 123R"). The compensation cost is based on the grant date fair value of stock options issued calculated using a Black-Scholes-Merton Option Pricing Model, or the grant date fair value of a restricted stock award less the present value of dividends, in accordance with the provisions of SFAS 123R.

The Company recognized approximately $107,000 and $139,000 for the three months, and approximately $336,000 and $442,000 for the nine months ended September 30, 2008 and 2007, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income. The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2008, is $1.1 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2008 and 2007.

                                               Nine Months Ended
                                 September 30, 2008         September 30, 2007
                               -------------------------------------------------
 Directors and Officers:
     Expected dividend yield                  1.69%                        N/A
     Expected volatility                     43.52%                        N/A
     Risk-free interest rate                  2.84%                        N/A
     Expected life                          8.0 yrs                        N/A
     Forfeiture rate                             0%                        N/A
 Employees:
     Expected dividend yield                  1.69%                      1.66%
     Expected volatility                     42.55%                     41.89%
     Risk-free interest rate                  2.84%                      4.68%
     Expected life                          6.3 yrs                    6.3 yrs
     Forfeiture rate                            28%                        28%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company's stock. The Company initiated a dividend payout in the second quarter of 2006. Previously, the Company used Board of Director approved semi-annual dividend payouts of $0.20 per share through July 3, 2007, to calculate the expected dividend yield. The Board of Directors has approved future dividend payments of $0.16 per share related to the stock split effective August 21, 2007 and the table above was adjusted to reflect the rate change.

A summary of stock options outstanding as of September 30, 2008, is as follows:

                                               Options Outstanding                                  Options Exercisable
                         ---------------------------------------------------------------    -----------------------------------
                                               Weighted
                                                Average         Weighted                                              Weighted
                               Number          Remaining         Average       Aggregate             Number            Average
       Range of            Outstanding at     Contractual       Exercise       Intrinsic         Exercisable at       Exercise
    Exercise Prices      September 30, 2008       Life            Price          Value         September 30, 2008       Price
-------------------------------------------------------------------------------------------------------------------------------
   $3.85 - $3.85                  138,570           1.03         $  3.85         $ 14.34                138,570        $  3.85
   $5.73 - $11.29                 204,738           4.32            8.79            9.40                169,938           8.37
  $11.40 - $12.00                  43,500           6.86           11.67            6.52                 27,600          11.78
  $12.68 - $15.55                  49,000           7.14           14.34            3.85                 24,600          14.45
  $15.99 - $21.01                 232,100           8.20           17.34            0.85                 49,050          17.76
                         ------------------------------------------------------------------------------------------------------
         Total                    667,908           5.36         $ 11.33         $  9.63                409,758        $  8.56
                         ======================================================================================================

A summary of option activity as of September 30, 2008, is as follows:

                                                                                  Weighted
                                                                                   Average
                                                                                  Remaining          Aggregate
                                                          Weighted Average       Contractual         Intrinsic
Stock Options                             Shares           Exercise Price           Term            Value ($000)
                                     ----------------    ------------------    ----------------    --------------
Outstanding at January 1, 2008               928,933             $    9.47
     Granted                                  24,000                 16.96
     Exercised                              (252,025)                 4.39
     Forfeited or Expired                    (33,000)                15.94
                                     ----------------    ------------------
Outstanding at September 30, 2008            667,908                 11.33                5.36          $ 4,580
                                     ================    ==================    ================    ==============
Exercisable at September 30, 2008            409,758             $    8.56                3.77          $ 3,945
                                     ================    ==================    ================    ==============

The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $6.69 and $6.95, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $3.6 million and $8.5 million, respectively. The cash received from options exercised during the nine months ended September 30, 2008 and 2007, was $1.1 million and $2.4 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options for the nine month period ended September 30, 2008, is as follows:

                                                             Weighted Average
                                                                Grant Date
                                        Shares                  Fair Value
                                  -----------------       ----------------------
Unvested at January 1, 2008            335,300                   $  6.49
     Granted                            24,000                      6.69
     Vested                            (68,150)                     6.24
     Forfeited                         (33,000)                     6.48
                                  -----------------       ----------------------
Unvested at September 30, 2008         258,150                   $  6.58
                                  =================       ======================

During 2008 and 2007, the Compensation Committee of the Board of Directors authorized and issued restricted stock awards to the officers and directors of the Company. The restricted stock award program offers the opportunity to earn shares of AAON common stock over time, rather than options that give the right to purchase stock at a set price. Restricted stock awards granted to directors vest one-third each year. All other restricted stock awards vest at a rate of 20% per year. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period. The Company recognized approximately $83,000 and $23,000 for the three months, and approximately $267,000 and $27,000 for the nine months ended September 30, 2008 and 2007, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income. In addition, as of September 30, 2008, unrecognized compensation cost related to unvested restricted stock awards was approximately $741,000 which is expected to be recognized over a weighted average period of 1.8 years.

A summary of the unvested restricted stock awards for the nine month period ended September 30, 2008, is as follows:

                                                                  Shares
                                                          ----------------------
Unvested at January 1, 2008                                             37,850
     Granted                                                            14,850
     Vested                                                            (11,550)
     Forfeited                                                            (700)
                                                          ----------------------
Unvested at September 30, 2008                                          40,450
                                                          ======================

8.   EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities. Dilutive common shares consist primarily of stock options and restricted stock awards.

                                                  Three Months Ended                               Nine Months Ended
                                      September 30, 2008      September 30, 2007      September 30, 2008      September 30, 2007
                                    ---------------------------------------------------------------------------------------------
                                                          (in thousands, except share and per share data)
Numerator:

Net income                                      $  8,355                $  5,382                $ 22,549                $ 18,576

Denominator:
Denominator for basic earnings per share -
   Weighted average shares                    17,264,120              18,740,666              17,682,711              18,665,035
Effect of dilutive employee stock
options and restricted stock awards              220,372                 262,484                 345,338                 311,058
                                                 --------                --------                --------               ---------
Denominator for diluted earnings per share -
   Weighted average shares                    17,484,492              19,003,150              18,028,049              18,976,093
                                    =====================    ====================    ====================    ====================
Earnings per share:
     Basic                                      $   0.49                $   0.29                $   1.28                $   1.00
     Diluted                                    $   0.47                $   0.28                $   1.25                $   0.98

Anti-dilutive shares                                                                             297,450                 277,100
Weighted average exercise price                                                                 $  16.82                $  17.73

9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN 48. The total amount of unrecognized tax benefits at September 30, 2008, is forty-six thousand dollars related to tax positions for which it is reasonably possible that the total amounts could significantly decrease during the next twelve months. This amount represents the unrecognized tax benefits comprised of items related to intercompany charges.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2008, the Company had no accruals for the potential payment of interest and penalties.

As of September 30, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2007, and to non-U.S. income tax examinations for the tax years of 2005 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2007.

The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is forty- six thousand dollars.

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

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of the outstanding stock of the Company from time to time in open market transactions. The Company purchases the shares at the current market price. Through September 30, 2008, the Company repurchased a total of 1,692,258 shares under this program for an aggregate price of $33,710,939, or an average price of $19.92 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through September 30, 2008, the Company repurchased 590,640 shares for an aggregate price of $9,424,780, or an average price of $15.96 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through September 30, 2008, the Company repurchased 340,375 shares for an aggregate price of $6,957,423, or an average price of $20.44 per share. The Company purchases the shares at the current market price.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal raw materials used in the Company's manufacturing processes are steel, copper and aluminum. The Company experienced raw materials price increases of approximately 105% for steel, 40% for aluminum and 170% for copper from September 30, 2006, to September 30, 2008. The Company reviewed and adjusted current pricing strategies and created efficiencies in production and continued relationships with suppliers in order to mitigate the economic factors of increasing commodity prices. The major component costs include compressors, electric motors and electronic controls, which also increased due to increases in commodities.

Selling, general, and administrative ("SG&A") costs include the Company's internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. The Company's warranty on its products is: the earlier of one year from the date of first use or 18 months from date of shipment for parts; an additional four years on compressors; 15 years on gas-fired heat exchangers; and 25 years on stainless steel heat exchangers. Warranty charges on heat exchangers occur infrequently.

The office facilities of the Company consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma ("the original facility"), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building ("the expansion facility") located across the street from the original facility at 2440 S. Yukon Avenue. The Company utilizes 39% of the expansion facility and the remaining 61% is leased to a third party.

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

Set forth below is unaudited income statement information with respect to the Company for the periods ended September 30, 2008 and 2007:

                                             Three Months Ended                                Nine Months Ended
                                 September 30, 2008      September 30, 2007       September 30, 2008       September 30, 2007
                                --------------------    --------------------     --------------------     --------------------
                                                                       (In thousands)
Net sales                         $ 79,279     100%       $ 70,907     100%        $219,516     100%       $200,370      100%

Cost of sales                       59,261    74.7%         57,267    80.8%         165,856    75.6%        155,410     77.6%
                                --------------------    --------------------     --------------------     --------------------
    Gross profit                    20,018    25.3%         13,640    19.2%          53,660    24.4%         44,960     22.4%

Selling, general and
administrative
expenses                             7,294     9.3%          5,492     7.7%          19,325     8.8%         16,509      8.2%
                                --------------------    --------------------     --------------------     --------------------
     Income from operations         12,724    16.0%          8,148    11.5%          34,335    15.6%         28,451     14.2%

Interest expense                       (39)    0.0%             (3)    0.0%             (58)    0.0%            (10)     0.0%
Interest income                          -     0.0%              1     0.0%              27     0.0%              7      0.0%
Other income (expense), net
                                       169     0.2%           (346)   (0.5)%            416     0.2%            (76)     0.0%
                                --------------------    --------------------     --------------------     --------------------
Income before income taxes          12,854    16.2%          7,800    11.0%          34,720    15.8%         28,372     14.2%
Income tax provision                 4,499     5.7%          2,418     3.4%          12,171     5.5%          9,796      4.9%
                                --------------------    --------------------     --------------------     --------------------

      Net income                  $  8,355    10.5%       $  5,382     7.6%        $ 22,549    10.3%       $ 18,576      9.3%
                                ====================    ====================     ====================     ====================

Results of Operations

Key events impacting our cash balance, financial condition, and results of operations for the nine months ended September 30, 2008, include the following:
     o An increase in sales on product lines due to commercial construction growth and market share gains, and effective moderation of commodity costs with purchase agreements and pricing strategies.
     o The Company remained the leader in the industry for environmentally-friendly, energy efficient and quality innovations, utilizing R410A refrigerant and phasing out pollutant causing R22 refrigerant. The phase out of R22 began in early 2004. The Company also utilizes a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels. The Company continues to utilize sloped condenser coils, and access compartments to filters, motor, and fans. All of these innovations increase the demand for the Company's products thus increasing market share.
     o In February 2006, the Board of Directors initiated a program of semi-annual cash dividend payments. Cash payments of $5.0 million were made in 2007 and $ 5.8 million in 2008.
     o Stock repurchases of Company stock from employee's 401(k) savings and investments plan was authorized in 2005. Stock repurchases of Company stock from directors was authorized in 2006. Stock repurchases of Company stock from the open market was authorized in 2007. Total purchases resulted in cash payments of $24.1 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program. The cash received in the nine months ended September 30, 2008 from options exercised was $1.1 million.
     o Purchases of equipment to create efficiencies remained a priority. The Company's capital expenditures were $5.5 million. Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production. The Company currently estimates it will spend approximately $7.0 million to $10.0 million on capital expenditures in 2008 for continued growth.

Net Sales

Net sales increased $8.4 million or 11.8% to $79.3 million from $70.9 million for the three months, and increased $19.1 million or 9.5% to $219.5 million from $200.4 million for the nine months ended September 30, 2008, compared to the same periods in 2007. Increased sales were attributable to an increase in volume of product sold related to the Company's new and redesigned products being favorably received by its customers, the diversified customer mix of products, active marketing by sales representatives and from certain pricing strategies. Management anticipates continued growth throughout 2008.

Gross Profit

Gross profit increased $6.4 million or 47.1% to $20.0 million from $13.6 million for the three months, and increased $8.7 million or 19.3% to $53.7 million from $45.0 million for the nine months ended September 30, 2008, compared to the same periods in 2007. Gross margins were 25.3% compared to 19.2% for the three months, and 24.4% compared to 22.4% for the nine months ended September 30, 2008 and 2007, respectively. The increase in gross margins for the three months and the nine months was a result of pricing strategies implemented, higher sales volume and production and labor efficiencies.

Steel, copper and aluminum are high volume materials used in the manufacturing of the Company's products, which are obtained from domestic suppliers. The Company experienced raw materials price increases of approximately 105% for steel, 40% for aluminum and 170% for copper from September 30, 2006 to September 30, 2008, causing increased inventory costs. The Company also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. The suppliers of these components are significantly affected by the rising raw material costs, as steel, copper and aluminum are used in the manufacturing of their products; therefore, the Company is also experiencing price increases from component part suppliers. The Company continues to monitor these costs and price units accordingly. The Company instituted several price increases to customers from 2005 to 2008 in an attempt to offset the continued increases in steel, copper and aluminum. The Company attempts to limit the impact of price increases on these materials by entering into cancelable fixed price contracts with its major suppliers for periods of 6-12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million or 32.7% to $7.3 million from $5.5 million for the three months, and increased $2.8 million or 17.0% to $19.3 million from $16.5 million for the nine months ended September 30, 2008, compared to the same periods in 2007. The increase was primarily caused by an increase in selling related expenses, warranty expense related to increased sales, profit sharing due to increased net income and an overall increase in general and administrative expenses.

Other Income (expense)

Other income was approximately $169,000 for the three months and $416,000 for the nine months ended September 30, 2008. Other expense was approximately $346,000 for the three months and $76,000 for the nine months ended September 30, 2007. The change in other income (expense) was primarily related to foreign currency losses that result from operations in Canada. Other income (expense) is attributable primarily to rental income from the Company's expansion facility. All expenses associated with the facility that are allocated to the rental portion of the building are included in other income (expense). The Company plans to continue to rent the expansion facility until it is needed for increased capacity.

Analysis of Liquidity and Capital Resources

The Company's working capital and capital expenditure requirements are generally met through net cash provided by operations and the revolving bank line of credit.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities increased in the nine months ended September 30, 2008 by $12.2 million from the nine months ended September 30, 2007. The increase was due primarily to changes in net income, accounts receivable and accounts payable.

Cash Flows Used in Investing Activities. Cash flows used in investing activities were $5.5 million and $8.6 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash flows used in investing activities in 2008 was primarily related to lower capital expenditures of $5.5 million for additions to manufacturing facilities, machinery and equipment compared to $8.7 million for the same period in 2007. Capital expenditures in 2007 related to building renovations and machinery and equipment to further automate production. Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies. The Company is currently in line with budgeted capital expenditures of approximately $7.0 million to $10.0 million in 2008 for equipment requirements. The Company expects its cash requirements to be provided from cash flows from operations.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $25.1 million and $7.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase of cash used in financing activities primarily relates to the continued repurchase of the Company's stock, borrowings under the revolving credit facility and cash dividends paid to stockholders.

The Company repurchased shares of stock from employees' 401(k) savings and investment plan and other incentive plans, the open market and directors for the nine months ended September 30, 2008, in the amount of $24.1 million for 1,171,272 shares of stock. There were shares of stock repurchased for a total of $7.1 million for the same period in 2007.

The Company received cash from stock options exercised of $1.1 million and classified the excess tax benefit of stock options exercised and restricted stock awards vested of $1.3 million in financing activities for the nine months ended September 30, 2008. The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the nine months ended September 30, 2008. The cash received from stock options exercised for the same period in 2007 was $2.4 million and the excess tax benefit of stock options exercised was $2.7 million.

The Company's revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling approximately $1.3 million. The letter of credit is a requirement of the Company's workers compensation insurance which has been renewed and will expire December 31, 2008. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at the election of the Company (4.09% at September 30, 2008). No fees are associated with the unused portion of the committed amount. At September 30, 2008, the Company had $2.4 million borrowed under the revolving credit facility and had no borrowings outstanding under the revolving credit facility at December 31, 2007. Borrowings available under the revolving credit facility at September 30, 2008, were $11.4 million. The credit facility requires the Company to maintain certain financial ratios. At September 30, 2008, the Company was in compliance with its financial ratio covenants. On July 30, 2008, the Company renewed the line of credit with a maturity date of July 30, 2009.

Management believes the Company's bank revolving credit facility, or comparable financing, and projected cash flows from operations will provide the necessary liquidity and capital resources to the Company for fiscal year 2008 and the foreseeable future. The Company's belief that it will have the necessary liquidity and capital resources is based upon its knowledge of the heating, ventilation, and air conditioning ("HVAC") industry and its place in that industry, its ability to limit the growth of its business if necessary, its ability to authorize dividend cash payments, and its relationship with its existing bank lender. For information concerning the Company's revolving credit facility at September 30, 2008, see Note 6 to the Company's Consolidated Financial Statements, Revolving Credit Facility.

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

New Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on the Company's Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R"), which replaced FASB Statement 141, Business Combinations. This statement significantly changed the accounting for business combinations and noncontrolling interests. Among other things, when compared to the predecessor guidance SFAS 141R will require (i) more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, and (iii) an acquirer in preacquisition periods to expense all acquisition-related costs. SFAS 141R must be applied prospectively for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a material impact on the Company's Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 must be adopted by the Company no later than January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company's Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an Amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on the Company's Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3 Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), "Business Combinations," and other GAAP. This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 142 to have a material impact on the Company's Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force ("EITF") issued Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively to conform with the provisions of EITF 03-6-1. We are evaluating the expected impact of adoption of EITF 03-6-1.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "will", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. While the recent adverse economic climate has not yet impacted the business of AAON, there can be no assurances that economic conditions will not adversely affect the Company's business in the future. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility which bears variable interest based upon a prime or LIBOR rate. At September 30, 2008, the Company had $2.4 million borrowed under the revolving credit facility.

Foreign sales accounted for less than 5% of the Company's sales for the nine months ended September 30, 2008, and the Company accepts payment for such sales in U.S. and Canadian dollars; therefore, the Company believes it is not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with FASB Statement No. 52, Foreign Currency Translation. The Company uses the U.S. dollar as its functional currency, except for the Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred. The exchange rate of the United States dollar to the Canadian dollar was $0.9624 and $0.9970 at September 30, 2008 and 2007, respectively.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and concluded that these controls and procedures were effective as of September 30, 2008.

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

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of the outstanding stock of the Company from time to time in open market transactions at prevailing market prices. The Company purchases the shares at the current market price. Through September 30, 2008, the Company repurchased a total of 1,692,258 shares under this program for an aggregate price of $33,710,939, or an average price of $19.92 per share.

On July 1, 2005, the Company entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON's stock in their accounts sold to the Company to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through September 30, 2008, the Company repurchased 590,640 shares for an aggregate price of $9,424,780, or an average price of $15.96 per share. The Company purchases the shares at the current market price.

On November 7, 2006, the Board of Directors authorized the Company to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through September 30, 2008, the Company repurchased 340,375 shares for an aggregate price of $6,957,423, or an average price of $20.44 per share. The Company purchases the shares at the current market price.

Repurchases during the third quarter of 2008 were as follows:

                                                                                (d) Maximum
                                                        (c) Total Number         Number (or
                                                         of Shares (or       Approximate Dollar
                      (a)Total            (b)           Units) Purchased    Value) of Shares (or
                      Number of         Average            as Part of       Units) that May Yet
                     Shares (or       Price Paid            Publicly         Be Purchased Under
                       Units)          Per Share        Announced Plans         the Plans or
      Period          Purchased        (or Unit)          or Programs             Programs
--------------------------------------------------------------------------------------------------
July 2008               14,556           $ 17.96                14,556                   -

August 2008            191,739           $ 21.67               191,739                   -

September 2008         120,179           $ 19.94               120,179                   -
                    ------------------------------------------------------------------------------
Total                  326,474           $ 20.87               326,474                   -
                    ==============================================================================

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


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


                                            AAON, INC.



Dated: November 4, 2008                     By:     /s/ Norman H. Asbjornson
                                                 -------------------------------
                                                        Norman H. Asbjornson
                                                           President/CEO



Dated: November 4, 2008                     By:     /s/ Kathy I. Sheffield
                                                 -------------------------------
                                                        Kathy I. Sheffield
                                                        Vice President/CFO