Form 10-K
period 2008-12-31
AAON INC
filed 2009-03-11
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer  |_|                     Accelerated filer  |X|
Non-accelerated filer  |_|                       Smaller reporting company  |_|

     Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Act.)                                |_| Yes |X| No

     The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant's common stock on the last business day of registrant's most recently completed second quarter (June 30, 2008) was $332.8 million.

     As of February 23, 2009, registrant had outstanding a total of 17,184,764 shares of its $.004 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 19, 2009, are incorporated into Part III.

                                TABLE OF CONTENTS
                                                                           Page
Item Number and Caption                                                   Number

PART I

    1.  Business.                                                            1

    1A. Risk Factors.                                                        4

    1B. Unresolved Staff Comments.                                           5

    2.  Properties.                                                          6

    3.  Legal Proceedings.                                                   6

    4.  Submission of Matters to a Vote of Security Holders.                 6

PART II

    5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.                 7

    6.  Selected Financial Data.                                             9

    7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                        10

    7A. Quantitative and Qualitative Disclosures About Market Risk.         18

    8.  Financial Statements and Supplementary Data.                        19

    9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.                                         19

    9A. Controls and Procedures.                                            19

    9B. Other Information.                                                  21

PART III

    10. Directors, Executive Officers and Corporate Governance.             22

    11. Executive Compensation.                                             22

    12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.                                  22

    13. Certain Relationships and Related Transactions.                     22

    14. Principal Accountant Fees and Services.                             24

PART IV

    15. Exhibits and Financial Statement Schedules.                         25

                                     PART I


Item 1.  Business.

General Development and Description of Business

AAON, Inc., a Nevada corporation, was incorporated on August 18, 1987. Our subsidiaries include AAON, Inc., an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation, AAON Canada, Inc., d/b/a Air Wise, an Ontario corporation and AAON Properties, Inc., an Ontario corporation. AAON Properties is the lessor of property in Burlington, Ontario, Canada, to AAON Canada. Unless the context otherwise requires, references in this Annual Report to "AAON," the "Company", "we," "us," "our" or "ours" refer to AAON, Inc., and our subsidiaries.

We are engaged in the manufacture and sale of air-conditioning and heating equipment. Our products consist of both standardized and custom rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, coils and boilers.

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets. To date virtually all of our sales have been to the domestic market. Foreign sales accounted for less than 5% of our sales in 2008.

Our rooftop and condenser markets consist of units installed on commercial or industrial structures of generally less than 10 stories in height. Our air-handling units, chillers, coils and boilers are applicable to all sizes of commercial and industrial buildings.

The size of these markets is determined primarily by the number of commercial and industrial building completions. The replacement market consists of products installed to replace existing units/components that are worn or damaged. Historically, approximately half of the industry's market has consisted of replacement units.

The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6-18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market.

Based on our 2008 level of sales of $280 million, we estimate that we have a 13% share of the rooftop market and a 1% share of the coil market. Approximately 54% of our sales now come from new construction and 46% from renovation/replacements. The percentage of sales for new construction vs. replacement to particular customers is related to the customer's stage of development. With the recent economic downturn and decrease in residential housing starts, the ratio of our sales between new construction and renovation/replacement could change. Although the volatile economic conditions did not significantly affect our business in 2008, the impact the economy will have on us in 2009 is still unknown.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished products consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary" products. Our other finished products are coils, air-handling units, condensing units, make-up air units, heat recovery units, and boilers. Coils consist of a sheet metal casing with tubing and fins. Air-handling units consist of coils, blowers and filters. Condensing units consist of coils, fans and compressors, which, with the addition of a refrigerant-to-water heat exchanger, become chillers. Make-up air units, heat recovery units and boilers consist of boilers and a sheet metal cabinet.

We offer five groups of rooftop units. Our HB Series consisting of four cooling sizes ranging from two to five tons; our RM and RN Series offered in 21 cooling sizes ranging from two to 70 tons; our RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons; and our HA Series, which is a horizontal discharge package for either rooftop or ground installation, which we offer in eight sizes ranging from seven and one-half to 50 tons. We also produce customized rooftop products with direct (MN Series) and indirect (DT Series) heating in sizes as required.

We also manufacture a Model LL chiller, which is available in both air-cooled condensing and evaporative cooled configurations.

Our air-handling units consist of the F1 and H/V Series, the modular (M2 and M3) Series and a customized NJ Series.

Our heat recovery option applicable to our RM, RN and RL units, as well as our M2, M3 and NJ Series air handlers, respond to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. Our products are designed to compete on the higher quality end of standardized products.

Performance characteristics of our products range in cooling capacity from 28,000 - 4,320,000 BTU's and in heating capacity from 69,000 - 6,000,000 BTU's.
All of our products meet the Department of Energy's efficiency standards, which define the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which can involve multiple units.

We have developed and are beginning to market a residential condensing unit (CB Series) and air handlers (F1 Series) as well as boilers (BL Series).

Major Customers

No customer accounted for 10% of our sales during 2008, 2007 or 2006.

Sources and Availability of Raw Materials

The most important materials we purchase are steel, copper and aluminum, which are obtained from domestic suppliers. We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in our products. We attempt to obtain the lowest possible cost in our purchases of raw materials and components, consistent with meeting specified quality standards. We are not dependent upon any one source for raw materials or the major components of our manufactured products. By having multiple suppliers, we believe that we will have adequate sources of supplies to meet our manufacturing requirements for the foreseeable future.

We attempt to limit the impact of increases in raw materials and purchased component prices on our profit margins by negotiating with each of our major suppliers on a term basis from six months to one year.

Distribution

We employ a sales staff of 20 individuals and utilize approximately 91 independent manufacturer representatives' organizations having 106 offices to market our products in the United States and Canada. We also have one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma; Longview, Texas; and Burlington, Ontario, Canada plants to the job site. Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

Our products and sales strategy focus on niche markets. The targeted markets for our equipment are customers seeking products of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service our customers and the ultimate consumer, we provide parts availability through our 106 sales offices and have factory service organizations at each of our plants. Also, a number of the manufacturer representatives we utilize have their own service organizations, which, in connection with us, provide the necessary warranty work and/or normal service to customers.

Our product warranty policy is: the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years for compressors (if applicable); 15 years on gas-fired heat exchangers (if applicable); and 25 years on stainless steel heat exchangers (if applicable).

Research and Development

All of our R&D activities are company-sponsored, rather than customer-sponsored. R&D has involved the HB, RM, RN, RL, NJ, DT and MN (rooftop units), F1, H/V, M2, M3 and NJ (air handlers), LL (chillers), CB (condensing units) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development. We incurred research and development expenses of approximately $2,577,000, $2,483,000 and $1,974,000 in 2008, 2007 and 2006,
respectively.

Backlog

Our current backlog as of March 1, 2009, was approximately $45,182,000 compared to approximately $51,365,000 at March 1, 2008. The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2009; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $15,150,000. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future. We expect to renew our revolving credit agreement in July 2009. We do not anticipate that the current situation in the credit market will impact our renewal.

Seasonality

Sales of our products are moderately seasonal with the peak period being July - November of each year.

Competition

In the standardized market, we compete primarily with Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc., Mestek Inc. and United Technologies Corporation. All of these competitors are substantially larger and have greater resources than we do. In the custom market, we compete with many larger and smaller manufacturers. Our products compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, we are often at a competitive disadvantage because of the emphasis placed on initial cost. In the replacement market and other owner-controlled purchases, we have a better chance of getting the business since quality and long-term cost are generally taken into account.

Employees

As of March 1, 2009, we had 1,303 permanent employees and 57 temporary employees. The 53 employees of AAON Canada are represented by unions. Management considers relations with our employees to be good.

Patents, Trademarks, Licenses and Concessions

We do not consider any patents, trademarks, licenses or concessions to be material to our business operations, other than patents issued regarding our heat recovery wheel option, blower, gas-fired heat exchanger and evaporative condenser desuperheater.

Environmental Matters

Laws concerning the environment that affect or could affect our domestic operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, regulations promulgated under these Acts, and any other federal, state or local laws or regulations governing environmental matters. We believe that we presently comply with these laws and that future compliance will not materially adversely affect our earnings or competitive position.

Available Information

Our Internet website address is http://www.aaon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Item 1A.  Risk Factors.

The following risks and uncertainties may affect our performance and results of operations.

Our business can be hurt by the current economic downturn.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The current state of the United States economy has negatively impacted the commercial and industrial new construction markets. The current decline in economic activity in the United States could materially affect our financial condition and results of operations. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control. In the Heating, Ventilation, and Air Conditioning ("HVAC") business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases, which could result in a decrease in our sales volume and profitability

We may be adversely affected by problems in the availability, or increases in the prices, of raw materials and components.

Problems in the availability, or increases in the prices, of raw materials or components could depress our sales or increase the costs of our products. We are dependent upon components purchased from third parties, as well as raw materials such as steel, copper and aluminum. We enter into cancelable and noncancelable contracts on terms from six months to one year for raw materials and components at fixed prices. However, if a key supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit.

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

Norman H. Asbjornson, the founder of AAON, Inc., has served as our President and Chief Executive Officer from inception to date. He has provided the leadership and vision for our growth. Although important responsibilities and functions have been delegated to other highly experienced and capable management personnel, our products are technologically advanced and well positioned for sales into the future and we carry key man insurance on Mr. Asbjornson, his death, disability or retirement, could impair the growth of our business. We do not have an employment agreement with Mr. Asbjornson.

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

Despite our implementation of network security measures, our services are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse affect on our business.

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

The original facility's manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and numerical control punching equipment. Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven. Subassembly areas and production line manning are based upon line speed. The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet. We use 22,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 80,000 sq. ft. for two production lines; an additional 106,000 square feet is utilized for sheet metal fabrication. The remaining 357,000 sq. ft. (presently leased) will afford us additional plant space for long-term growth. The expansion facility is 39% (228,000 sq. ft.) utilized by us and 61% leased to a third party through May 31, 2009 at which time the facility will be remodeled to give us increased manufacturing capacity. The 2009 capital expenditures budget reflects the projected outlay to remodel the facility.

Our operations in Longview, Texas, are conducted in a plant/office building at 203-207 Gum Springs Road, containing 258,000 sq. ft. on 14 acres. The manufacturing area (approximately 251,000 sq. ft.) is located in three 120-foot wide sheet metal buildings connected by an adjoining structure. The facility is built for light industrial manufacturing. An additional, contiguous 15 acres were purchased in 2004 and 2005 for future expansion.

Our operations in Burlington, Ontario, Canada, are located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility on a 5.6 acre tract of land.

Production at these facilities averaged approximately $23.3 million per month in 2008, which is approximately 67% of the estimated current production capacity. Management deems our facilities to be nearly ideal for the type of products we manufacture.

Item 3.  Legal Proceedings.

We are not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of our knowledge, has been threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2008 through December 31, 2008.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ National Market under the symbol "AAON". The range of closing prices for our Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:

         Quarter Ended                    High                  Low
         -------------                    ----                  ---

March 31, 2007*                          $19.67               $16.46
June 30, 2007*                           $21.38               $16.47
September 30, 2007*                      $23.01               $18.61
December 31, 2007                        $21.96               $16.60

March 31, 2008                           $20.52               $15.88
June 30, 2008                            $22.92               $17.60
September 30, 2008                       $22.85               $16.91
December 31, 2008                        $21.20               $12.92

---------------
* All prices adjusted to reflect a 3 for 2 stock split effected August 21, 2007


On February 23, 2009, there were 1,003 holders of record, and approximately 2,000 beneficial owners, of our Common Stock.

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend. We initially paid Board of Director approved semi-annual dividends of $0.20 per share. The Board of Directors approved future dividend payments of $0.16 per share related to the stock split effective August 21, 2007.

In 2008, dividends were declared to shareholders of record at the close of business on June 12, 2008 and paid on July 3, 2008 and declared to shareholders of record at the close of business on December 12, 2008 and paid on January 2, 2009. We paid cash dividends of approximately $5.8 million and declared dividends payable of approximately $2.8 million for the year ended December 31, 2008.

Following repurchases of approximately 12% of our outstanding Common Stock between September 1999 and September 2001, we announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to approximately 1,987,500 shares of our outstanding stock. On February 14, 2006, the Board of Directors approved the suspension of our repurchase program. Through February 14, 2006, we had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average of $11.68 per share. We purchased the shares at the current market price.

On November 6, 2007, our Board of Directors authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions. Through December 31, 2008, we repurchased a total of 1,692,258 shares under this program for an aggregate price of $33,710,939, or an average of $19.92 per share. We purchased the shares at the current market price.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through December 31, 2008, we repurchased 630,906 shares for an aggregate price of $10,102,687, or an average price of $16.01 per share. We purchased the shares at the current market price.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain Directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by Directors. Through December 31, 2008, we repurchased 340,375 shares for an aggregate price of $6,957,423, or an average price of $20.44 per share. We purchased the shares at the current market price.

Repurchases during the fourth quarter of 2008 were as follows:

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
             Period                    Shares (or      Price Paid     Purchased as Part of       Units) that May Yet
                                         Units)        Per Share       Publicly Announced         Be Purchased Under
                                       Purchased       (or Unit)       Plans or Programs        the Plans or Programs

October 2008                             17,395          $15.15                17,395                         -

November 2008                            18,821          $17.80                18,821                         -

December 2008                             4,050          $19.62                 4,050                         -
                                      --------------------------------------------------------------------------------
Total                                    40,266          $16.84                40,266                         -
                                      ================================================================================

Stock Performance Graph (1)

The following graph compares our cumulative total shareholder return, the NASDAQ Composite and the peer group named below. The graph assumes a $100 investment at the closing price on January 1, 2003, and reinvestment of dividends on the date of payment without commissions. This table is not intended to forecast future performance of our Common Stock.

                  Comparison of 5 Year Cumulative Total Return
                       Assumes Initial Investment of $100
                                 December 2008
                                   2003       2004       2005       2006       2007       2008
                                   ----       ----       ----       ----       ----       ----
AAON INC             Return %               -17.21      11.25      48.10      14.04       7.02
                     Cum $       100.00      82.79      92.10     136.41     155.55     166.47

S&P 500 Index        Return %                10.87       4.89      15.79       5.50     -36.99
                     Cum $       100.00     110.87     116.30     134.66     142.07      89.51

New Peer Group       Return %                12.51       9.71      12.22      24.68     -35.85
                     Cum $       100.00     112.51     123.44     138.51     172.70     110.78

Old Peer Group       Return %                12.66       8.34      14.02      27.88     -28.50
                     Cum $       100.00     112.66     122.05     139.16     177.96     127.24

The new peer group consists of Lennox International, Inc.; Ingersoll Rand Limited; Johnson Controls Inc.; Mestek Inc.; and United Technologies Corporation. The old peer group consists of Trane, Inc.; Lennox International, Inc.; Mestek, Inc.; LSB Industries, Inc.; and United Technologies Corporation. All companies in the peer groups are in the business of manufacturing air conditioning and heat exchange equipment.

(1) Securities and Exchange Commission ("SEC") filings sometimes "incorporate information by reference." This means we are referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless we specifically state otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 as amended, or the Securities Exchange act of 1934, as amended.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated which are included elsewhere in this report.

                                                               Year Ended December 31,
---------------------------------------------------------------------------------------------------------------

Results of Operations:                    2008           2007           2006           2005           2004
                                          ----           ----           ----           ----           ----
                                                        (in thousands, except per share data)
Net sales                              $ 279,725      $ 262,517      $ 231,460      $ 185,195      $ 171,885
Net income                             $  28,589      $  23,156      $  17,133      $  11,462      $   7,521
Earnings per share:
     Basic                             $    1.63      $    1.24      $    0.93      $    0.62      $    0.40
     Diluted                           $    1.60      $    1.22      $    0.90      $    0.60      $    0.39
Cash dividends declared
  per common share                     $    0.32      $    0.32      $    0.32      $       -      $       -
Weighted average shares
  outstanding:
     Basic                                17,560         18,628         18,456         18,510         18,653
     Diluted                              17,855         18,927         18,968         19,125         19,385

                                                                    December 31,
---------------------------------------------------------------------------------------------------------------

Financial Position at End of
   Fiscal Year:                           2008           2007           2006           2005           2004
                                          ----           ----           ----           ----           ----
                                                                   (in thousands)
Working capital                        $  40,600      $  38,788      $  36,356      $  33,372      $  27,939
Total assets                           $ 140,743      $ 137,140      $ 130,056      $ 113,606      $ 105,227
Long-term and current debt             $   3,113      $     330      $      59      $     167      $     275
Total stockholders' equity             $  96,522      $  95,420      $  91,592      $  79,495      $  71,171

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options, as determined by applying the treasury stock method. Effective August 21, 2007, we completed a three-for-two stock split. The shares outstanding and earnings per share disclosures have been restated to reflect the stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up units, heat recovery units, condensing units, coils and boilers. Custom units are marketed and sold to retail, manufacturing, educational, medical and other commercial industries. We market units to all 50 states in the United States and certain provinces in Canada. Foreign sales are less than 5% of our 2008 sales as the majority of all sales are domestic.

We sell our products to property owners and contractors through a network of manufacturers' representatives and our internal sales force. Demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6-18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2008 due to the economic environment. Raw materials pricing had steadily increased from the beginning of 2006 until the second half of 2008 when pricing sharply decreased. We experienced raw materials price increases of approximately 70% for steel, 18% for aluminum and 19% for copper from 2006 through the second quarter of 2008. Prices decreased by approximately 40% for steel, 76% for aluminum and 62% for copper from June 30, 2008 to December 31, 2008. We attempt to limit the impact of price increases on these materials by entering cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 -12 months.

Selling, general, and administrative ("SG&A") costs include our internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. Our product warranty policy is: the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years on compressors (if applicable); 15 years on gas-fired heat exchangers (if applicable); and 25 years on stainless steel heat exchangers (if applicable). Warranty charges on heat exchangers do not occur frequently.

Our office facilities consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (the "original facility"), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (the "expansion facility") located across the street from the original facility at 2440 S. Yukon Avenue. We utilize 39% of the expansion facility and the remaining 61% is leased to a third party. The third party lease expires May 31, 2009, at which time the facility will be remodeled to give us increased manufacturing capacity. The 2009 capital expenditures budget reflects the projected outlay to remodel the facility.

We conduct other operations in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 258,000 square feet (251,000 sq. ft. of manufacturing/warehouse and 7,000 sq. ft. of office space). An additional 15 acres of land was purchased for future expansion in 2004 and 2005 in Longview, Texas.

Our operations in Burlington, Ontario, Canada, are located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility on a 5.6 acre tract of land.

Set forth below is income statement information and as a percentage of sales for years 2008, 2007 and 2006:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                  2008                             2007                             2006
                                                  ----                             ----                             ----
                                                                              (in thousands)
Net sales                             $ 279,725         100.0%         $ 262,517         100.0%         $ 231,460         100.0%
Cost of sales                           212,549          76.0%           205,148          78.1%           187,570          81.0%
                                   ---------------    ----------    ---------------    ----------    ---------------    ----------
Gross profit                             67,176          24.0%            57,369          21.9%            43,890          19.0%
Selling, general and
  administrative expenses                23,788           8.5%            21,703           8.3%            18,059           7.8%
                                   ---------------    ----------    ---------------    ----------    ---------------    ----------
Income from operations                   43,388          15.5%            35,666          13.6%            25,831          11.2%
Interest expense                            (71)          0.0%               (10)          0.0%               (81)          0.0%
Interest income                              27           0.0%                 8           0.0%                24           0.0%
Other income (expense), net                 724           0.3%              (321)         (0.1%)              424           0.1%
                                   ---------------    ----------    ---------------    ----------    ---------------    ----------
Income before income taxes               44,068          15.8%            35,343          13.5%            26,198          11.3%
Income tax provision                     15,479           5.6%            12,187           4.7%             9,065           3.9%
                                   ---------------    ----------    ---------------    ----------    ---------------    ----------
Net income                            $  28,589          10.2%         $  23,156           8.8%         $  17,133           7.4%
                                   ===============    ==========    ===============    ==========    ===============    ==========

Results of Operations

Key events impacting our cash balance, financial condition, and results of operations in 2008 include the following:

     o An increase in the volume of sales on all product lines due to market share gains and effective moderation of commodity costs with purchase agreements and pricing strategies affecting gross margin, resulted in significantly higher revenues and net income. The large volume of sales also lowered the effect of major fixed costs in general and administrative expenses and occupancy expenses.
     o We remained the leader in the industry for environmentally-friendly, energy efficient and quality innovations, utilizing R410A refrigerant and phasing out pollutant causing R22 refrigerant. The phase out of R22 began at the beginning of 2004. We also utilize a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels. We continue to utilize sloped condenser coils, and access compartments to filters, motor, and fans. All of these innovations increase the demand for our products thus increasing market share.
     o In February 2006, our Board of Directors initiated a program of semi-annual cash dividend payments. Cash payments of $5.8 million were made in 2008 ($2.9 million paid in January and July 2008, respectively), and $2.8 million was accrued as a liability for payment in January 2009.
     o Stock repurchases of our stock from employee's 401(k) savings and investments plan was authorized in 2005. Stock repurchases of our stock from directors was authorized in 2006. Stock repurchases of our stock from the open market was authorized and initiated in November 2007. Total repurchases resulted in cash payments of $24.8 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program. The cash received in 2008 from options exercised was $1.7 million.
     o Borrowings under the line of credit were $46.9 million and approximately $71,000 in interest expense was paid in 2008. Borrowings under the line of credit where interest is accrued are relatively short and generally paid off within the month incurred or the following month. At the end of 2008 there was $2.9 million outstanding on the line of credit.
     o Purchases of equipment and renovations to manufacturing facilities remained a priority. AAON's capital expenditures were $9.6 million. Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production. We currently estimate dedicating $7.0 million to $8.0 million to capital expenditures in 2009 for continued growth.

Net Sales

Net sales were $279.7 million, $262.5 million and $231.5 million in 2008, 2007 and 2006, respectively. Sales increased $17.2 million or 6.6% which was attributable to an increase in volume of product sold related to our new and redesigned products being favorably received by our customers, the diversified customer mix of products, active marketing by sales representatives and pricing strategies implemented in order to keep up with increasing raw material costs. The increase in sales in 2007 of $31.0 million or 13.4% was attributable to an increase in volume of product sold related to our new and redesigned products being favorably received by our customers, active marketing by sales representatives and pricing strategies implemented on 90% of our product lines in the second quarter in order to keep up with increasing raw material costs. New commercial construction steadily improved throughout 2007 and 2006, contributing to growth of the market.

Gross Profit

Gross margins in 2008, 2007 and 2006 were $67.2 million, $57.4 million and $43.9 million, respectively. As a percentage of sales, gross margins were 24.0%, 21.9% and 19.0% for the years ended 2008, 2007 and 2006. The increase in gross profit for 2008, resulted from pricing strategies implemented and production and labor efficiencies, as sales volume increased. We saw a decrease in raw material costs in the second half of the year, which also contributed to higher gross profits. Management anticipates the moderation of commodity costs through relationships with suppliers and price decreases in certain commodity costs, if realized, should enhance gross margins. Due to an increase in the volume of sales, actual gross profit for 2008 increased by $9.8 million from 2007, and by $13.5 million from 2006 to 2007.

The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2008 due to the economic environment. Raw materials pricing had steadily increased from the beginning of 2006 until the second half of 2008 when pricing sharply decreased. We experienced raw materials price increases of approximately 70% for steel, 18% for aluminum and 19% for copper from 2006 through the second quarter of 2008. Prices decreased by approximately 40% for steel, 76% for aluminum and 62% for copper from June 30, 2008 to December 31, 2008. We attempt to limit the impact of price increases on these materials by entering cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 -12 months.

We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in our products. The suppliers of these components are significantly affected by the raw material costs as steel, copper and aluminum are used in the manufacturing of their products. While raw material costs decreased in the last half of the year, increases in component parts were experienced throughout 2008. We instituted several price increases to customers from 2006 to 2008 in an attempt to offset the continued increases in steel, copper, aluminum, and component parts. We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6-12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.8 million, $21.7 million and $18.1 million for the years ended 2008, 2007 and 2006. The increase in selling, general and administrative expenses is due primarily to an increase in selling related expenses, warranty expense caused by increased sales, increase in profit sharing resulting from an increase in net income, and an overall increase in general and administrative expenses. In 2007, the increase in selling, general and administrative expenses was primarily caused by an increase in sales expenditures for an increased sales force and active marketing, increases in salaries for selling, general and administrative personnel and an increase in profit sharing. There were additional non-cash compensation costs for the fair value of stock options granted to employees in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment ("SFAS 123R").

Interest Expense

Interest expense was approximately $71,000, $10,000 and $81,000 for the years ended 2008, 2007 and 2006. The increase in interest expense of approximately $61,000 in 2008 was due to higher average borrowings under the revolving credit facility as a result of a decrease in net cash provided by operations related to the stock repurchases. The decrease in interest expense of approximately $71,000 from 2006 to 2007 was due to a decrease in average borrowings under the revolving credit facility and interest rates. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at our election (3.50% at December 31, 2008). Average borrowings under the revolving credit facility are typically paid in full within the month of borrowing or the following month.

Interest Income

Interest income was approximately $27,000, $8,000 and $24,000 in 2008, 2007 and 2006 respectively. The increase in interest income is due to interest paid for repurchased stock shares that were held in transit by the transfer agent in early 2008.

Other Income (Expense)

Other income was approximately $724,000 in 2008. Other expense was approximately $321,000 in 2007. The change in other income (expense) was primarily related to foreign currency losses that result from operations in Canada in 2008 and 2007. Other income was approximately $424,000 in 2006. Other income is attributable primarily to rental income from our expansion facility. All expenses associated with the facility that are allocated to the rental portion of the building are included in other income. We plan to continue to rent the expansion facility until the lease term expires on May 31, 2009.

Impact of Current Economic Conditions

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The current state of the United States economy has negatively impacted the commercial and industrial new construction markets. The current decline in economic activity in the United States could materially affect our financial condition and results of operations. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control. In the Heating, Ventilation, and Air Conditioning ("HVAC") business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases, which could result in a decrease in our sales volume and profitability. Although the volatile economic conditions did not significantly affect our business in 2008, the impact the economy will have on us in 2009 is still unknown.

Analysis of Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Cash Provided by Operating Activities. Net cash provided from operating activities has fluctuated from year to year. Net cash provided by operating activities was $33.4 million, $31.2 million and $19.4 million in fiscal years 2008, 2007 and 2006, respectively. The year-to-year variances are primarily from results of changes in net income, accounts receivable, inventories, accounts payable and accrued liabilities.

Net income for fiscal year 2008 was $28.6 million, an increase of $5.4 million from 2007. The increase in net income during fiscal years 2008 and 2007 compared to fiscal years 2007 and 2006 was primarily due to increased volume of sales, adjusted pricing strategies, fluctuations in raw materials costs, innovative and efficient products, and improved production efficiencies.

Depreciation expense was $9.4 million, $9.7 million and $9.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in depreciation is due to the realization of full depreciation of certain capital assets. We adopted SFAS 123R in 2006. Share-based compensation was $0.8 million, $0.6 million and $0.5 million in 2008, 2007 and 2006, respectively. Both depreciation expense and share-based compensation expense decreased net income but had no effect on operating cash.

Accounts receivable balances did not significantly fluctuate in 2008 even though sales increased. Accounts receivable increased during 2007 and 2006 from the increase in sales. Accounts receivable increased by $0.9 million at December 31, 2008 compared to December 31, 2007. The increase at December 31, 2007 from December 31, 2006 was $1.8 million.

Inventories increased by $4.8 million, $2.1 million and $5.8 million at December 31, 2008, 2007 and 2006, respectively. The increase in 2008 was attributable to procurement of inventory to accommodate an increase of sales. The leading factor in the increase in 2007 and 2006 is primarily related to the valuation of inventories due to higher raw material and component parts costs.

Accounts payable and accrued liabilities decreased by $1.3 million at December 31, 2008 and increased by $4.9 million and $4.3 million at December 31, 2007 and 2006. The decrease in 2008 is primarily due to timing of payments to vendors and a decrease in workers' compensation expense. The increase in 2007 is due to an increase in commissions payable related to the increase in sales, timing of commissions payable and payments to vendors.

Cash Flows Used in Investing Activities. Cash flows used in investing activities were $9.6 million, $10.8 million and $16.8 million in 2008, 2007 and 2006, respectively. The decrease in cash flows used in investing activities in 2008 and 2007 was $1.2 million and $6.0 million, respectively, and primarily related to a decrease in capital expenditures. Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies. Due to anticipated production demands, we expect to expend approximately $7.0 million to $8.0 million in 2009 for a building expansion, a building renovation of the leased facility and equipment. We expect the cash requirements to be provided from cash flows from operations. We did not invest in any certificates of deposits in 2008 and 2007, respectively. A previously invested certificate of deposit matured in the first quarter of 2006.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $24.5 million, $20.0 million and $3.3 million in 2008, 2007 and 2006, respectively. The increase of cash used in financing activities primarily relates to cash dividends declared and paid and the continued repurchase of our stock.

We occasionally utilize the revolving line of credit as described below in "General" to meet certain short-term cash demands based on our current liquidity at the time. We have $2.9 million of borrowings outstanding under the line of credit at December 31, 2008. We had no net borrowings under the revolving line of credit at December 31, 2007. We accessed $46.9 million and $12.1 million of borrowings under the line of credit during 2008 and 2007, respectively. We utilized the revolving line of credit in 2006 for short-term demands in the amount of $53.7 million.

We received cash from stock options exercised of $1.7 million and $2.4 million and classified the excess tax benefit of stock options exercised and restricted stock awards vested of $1.6 million and $3.0 million in financing activities in 2008 and 2007, respectively. We received cash from stock options exercised for the year ended 2006 of approximately $1.3 million and classified the excess tax benefit of stock options exercised of $1.9 million.

We repurchased shares of stock under the Board of Directors authorized stock buyback programs in 2008, 2007 and 2006. We repurchased shares of stock from employees' 401(k) savings and investment plan, Directors, and the open market in 2008 in the amount of $24.8 million for 1,211,538 shares of stock. We repurchased shares of stock from employees' 401(k) savings and investment plan, Directors, and the open market in 2007 in the amount of $20.8 million for 1,082,736 shares of stock and in 2006 in the amount of $3.9 million for 250,500 shares of stock.

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend. We initially paid Board of Director approved semi-annual dividends of $0.20 per share. The Board of Directors approved future dividend payments of $0.16 per share related to the stock split effective August 21, 2007.

Cash dividend payments of $5.8 million were made in 2008, and $2.8 million in dividends were declared and accrued as a liability in December 2008 for payment in January 2009. Cash dividend payments of $5.0 million were made in 2007, and $2.9 million in dividends were declared and accrued as a liability in December 2007 for payment in January 2008. Cash dividend payments of $2.5 million were made in 2006, and $2.5 million in dividends were declared and accrued as a liability in December 2006 for payment in January 2007. Board of Director approval is required to determine the date of declaration for each semi-annual payment.

General

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling $1.0 million. The letter of credit is a requirement of our workers compensation insurance and was extended in 2008 and will expire on December 31, 2009. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at our election (3.50% at December 31, 2008). No fees are associated with the unused portion of the committed amount.

At December 31, 2008, we had $2.9 million outstanding under the revolving credit facility. At December 31, 2007, we had no borrowings outstanding under the revolving credit facility. Borrowings available under the revolving credit facility at December 31, 2008, were $11.3 million. At December 31, 2008 and 2007, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At December 31, 2008 our tangible net worth was $96.5 million. Our total liabilities to tangible net worth ratio was 2.2. Our working capital was $40.6 million. On July 30, 2008, we renewed the line of credit with a maturity date of July 30, 2009. We expect to renew our revolving credit agreement in July 2009. We do not anticipate that the current situation in the credit market will impact our renewal.

On July 12, 2007, our Board of Directors approved a three-for-two stock split of our outstanding stock for shareholders of record as of August 3, 2007. The stock split was treated as a 50% stock dividend which was distributed on August 21, 2007. As a result of the stock split, our Board of Directors adjusted the dividend paid per share to $0.16. The applicable share and per share data for 2007 and 2006 included herein has been restated to reflect the stock split

Management believes projected cash flows from operations and our bank revolving credit facility (or comparable financing) will provide us the necessary liquidity and capital resources for fiscal year 2009 and the foreseeable future. The belief that we will have the necessary liquidity and capital resources is based upon management's knowledge of the HVAC industry and our place in that industry, our ability to limit our growth if necessary, our ability to authorize dividend cash payments, and our relationship with our existing bank lender. For information concerning our revolving credit facility at December 31, 2008, see
Note 3 to the Consolidated Financial Statements, Revolving Credit Facility.

Commitments and Contractual Agreements

The following table summarizes our long-term debt and other contractual agreements as of December 31, 2008:

                                                                    Payments Due By Period
                                                                        (in thousands)
  Contractual Financial Obligations                      Less Than 1                                          After 5
                                           Total             Year          1-3 Years        4-5 Years          years
                                      ---------------  ---------------  -------------------------------------------------
Long-term debt and capital leases         $     163        $      91        $      72        $       -        $       -
Purchase commitments(1)                       4,738            4,738                -                -                -
                                      -----------------------------------------------------------------------------------
Total contractual obligations             $   4,901        $   4,829        $      72        $       -        $       -
                                      ===================================================================================

(1) Purchase commitments consist primarily of copper commitments. In the normal course of business we expect to purchase approximately $4.7 million of raw materials in the form of legally binding commitments.

The fixed rate interest on long-term debt includes the amount of interest due on our fixed rate long-term debt. These amounts do not include interest on our variable rate obligation related to the revolving credit facility.

We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We reevaluate our estimates and assumptions on a monthly basis.

The following accounting policies may involve a higher degree of estimation or assumption:

Revenue Recognition - We recognize revenues from sales of products when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates. For sales initiated by independent manufacturer representatives, we recognize revenues net of the representatives' commission. Our policy is to record the collection and payment of sales taxes through a liability account.

Allowance for Doubtful Accounts - Our allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends in collections and write-offs, current customer status, the age of the receivable, economic conditions and other information. Aged receivables are reviewed on a monthly basis to determine if the reserve is adequate and adjusted accordingly at that time. The evaluation of these factors involves complex, subjective judgments. Thus, changes in these factors or changes in economic circumstances may significantly impact our Consolidated Financial Statements.

Inventory Reserves - We establish a reserve for inventories based on the change in inventory requirements due to product line changes, the feasibility of using obsolete parts for upgraded part substitutions, the required parts needed for part supply sales, replacement parts and for estimated shrinkage.

Warranty - A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. The warranty period is: the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years on compressors (if applicable); 15 years on gas-fired heat exchangers (if applicable); and 25 years on stainless steel heat exchangers (if applicable). Warranty expense is estimated based on the warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue. Warranty charges associated with heat exchanges do not occur frequently.

Due to the absence of warranty history on new products, an additional provision may be made for such products. Our estimated future warranty cost is subject to adjustment from time to time depending on changes in actual warranty trends and cost experience. Should actual claim rates differ from our estimates, revisions to the estimated product warranty liability would be required.

Medical Insurance - A provision is made for medical costs associated with our Medical Employee Benefit Plan, which is primarily a self-funded plan. A provision is made for estimated medical costs based on historical claims paid and potential significant future claims. The plan is supplemented by employee contributions and an excess policy for claims over $100,000 each.

Stock Compensation - We adopted SFAS 123R, effective January 1, 2006. Applying this standard to value equity-based compensation requires us to use significant judgment and to make estimates, particularly for the assumptions used in the Black-Scholes valuation model, such as stock price volatility and expected option lives, as well as for the expected option forfeiture rates. In accordance with SFAS 123R we measure the cost of employee services received in exchange for an award of equity instruments using the Black-Scholes valuation model to calculate the grant-date fair value of the award. The compensation cost is recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period.

Historically, actual results have been within management's expectations.

New Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements.

In February, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The fair value option has not been elected for any financial assets or liabilities at December 31, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which replaced FASB Statement 141, Business Combination, which changes the accounting for business combinations and noncontrolling interests. Among other things, when compared to the predecessor guidance SFAS 141R will require
(i) more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, and (iii) acquirer in preacquisition periods to expense all acquisition-related costs. SFAS 141R must be applied prospectively for fiscal years beginning after December 15, 2008. We do not expect adoption of SFAS 141R to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 must be adopted no later than January 1, 2009. We do not expect adoption of SFAS 160 to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS 161 to have a material impact on our Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force ("EITF") issued No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively to conform to the provisions of EITF 03-6-1. We are evaluating the expected impact of adoption of EITF 03-6-1.

In December 2008, the FASB issued FSP No. FAS 132 R-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FAS 132R-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan and requires employers to provide more transparency about the assets held by retirement plan and the concentrations of risk in those plans. FAS 132 R-1 will be effective for fiscal years beginning after December 15, 2009. We do not expect the adoption of FAS 132 R-1 to have a material impact on our Consolidated Financial Statements.

Forward-Looking Statements

This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "will", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. While the recent adverse economic climate has not yet impacted the business of AAON, there can be no assurances that economic conditions will not adversely affect our business in the future. We undertake no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to interest rate risk on our revolving credit facility, which bears variable interest based upon a prime or LIBOR rate. We had $2.9 million outstanding as of December 31, 2008.

Foreign sales accounted for less than approximately 5% of our sales in 2008 and we accept payment for such sales in U.S. and Canadian dollars; therefore, we believe we are not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with SFAS No. 52, Foreign Currency Translation. We use the U.S. dollar as our functional currency, except for the Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions denominated in Canadian currency are included in the results of operations as incurred. The exchange rate of the Canadian dollar to the United States dollar was $0.8196 and $1.0193 at December 31, 2008 and 2007, respectively.

The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2008 due to the economic environment. Raw materials pricing had steadily increased from the beginning of 2006 until the second half of 2008 when pricing sharply decreased. We experienced raw materials price increases of approximately 70% for steel, 18% for aluminum and 19% for copper from 2006 through the second quarter of 2008. Prices decreased by approximately 40% for steel, 76% for aluminum and 62% for copper from June 30, 2008 to December 31, 2008. We attempt to limit the impact of price increases on these materials by entering cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 -12 months.

We do not utilize derivative financial instruments to hedge our interest rate, foreign currency exchange rate or raw materials price risks.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included commencing at page 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

         (a)   Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

     o Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     o Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

AAON's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2008.

         (b) Management's Annual Report on Internal Control over Financial Reporting

The management of AAON, Inc. and our subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.


Date:  March 10, 2009                             /s/ Norman H. Asbjornson
                                                  ----------------------------
                                                  Norman H. Asbjornson
                                                  Chief Executive Officer


                                                  /s/ Kathy I. Sheffield
                                                  ----------------------------
                                                  Kathy I. Sheffield
                                                  Chief Financial Officer


         (c)   Report of Independent Registered Public Accounting Firm



             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors and Stockholders
AAON, Inc.

We have audited AAON, Inc. (a Nevada Corporation) and subsidiaries' (collectively, the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AAON, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.


/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 10, 2009


         (d)   Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

                                    PART III


Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Stockholders.

Code of Ethics
--------------
We adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, as well as other employees and directors. We will provide any person without charge, upon request, a copy of such code of ethics. Requests may be directed to AAON, Inc., 2425 South Yukon Avenue, Tulsa, Oklahoma 74107, attention Kathy I. Sheffield, or by calling (918) 382-6204.

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

Transactions with Related Persons

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws and rules and regulations. We did not enter into any new related party transactions and have no preexisting related party transactions in 2008 or 2007, respectively.

Director Independence

The Board of Directors ("Board") has adopted director independence standards that meet and/or exceed listing standards set by NASDAQ. NASDAQ has set forth six applicable tests and requires that a director who fails any of the tests be deemed not independent. In 2008, the Board affirmatively determined, considering the standards described more fully below, that Messrs. Short, Lackey, McElroy, and Stephenson are independent. Upon the resignation of Mr. Pantaleoni, followed by the subsequent election of Mr. Levine, the Board affirmatively determined that Mr. Levine is independent. As a result of his position as our President, Mr. Asbjornson does not qualify as independent under the standards set forth below. The Board has determined that Mr. Johnson should not be deemed independent, because he is a member of the law firm that serves as our General Counsel. In addition, each member of the Audit Committee and the Compensation Committee is independent.

Our director independence standards are as follows:

It is the policy of the Board that a majority of the members of the Board consist of directors independent of the Company and of our management. For a director to be deemed "independent," the Board shall affirmatively determine that the director has no material relationship with us or our affiliates or any member of the senior management or his or her affiliates. In making this determination, the Board applies, at a minimum and in addition to any other standards for independence established under applicable statutes and regulations as outlined by the NASDAQ listing standards Rule 4200, the following standards, which it may amend or supplement from time to time:

o A director who is, or has been within the last three years, an employee of the Company, or whose immediate family member is, or has been within the last three years a Named Officer, can not be deemed independent. Employment as an interim Chairman or Chief Executive Officer will not disqualify a director from being considered independent following that employment.

o A director who has received, or who has an immediate family member who has received, during any twelve-month period within the last three years, more than $60,000 in direct compensation from us, other than director and committee fees and benefits under a tax-qualified retirement plan, or non-discretionary compensation for prior service (provided such compensation is not contingent in any way on continued service), can not be deemed independent. Compensation received by a director for former service as an interim Chairman or Chief Executive Officer and compensation received by an immediate family member for service as one of our non-executive employees will not be considered in determining independence under this test.

o A director who (A) is, or whose immediate family member is, a current partner of a firm that is our external auditor; (B) is a current employee of such a firm; or (C) was, or whose immediate family member was, within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our audit within that time can not be deemed independent.

o A director who is, or whose immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present Named Officers at the time serves or served on that company's compensation committee can not be deemed independent.

o A director who is a current employee or general partner, or whose immediate family member is a current executive officer or general partner, of an entity that has made payments to, or received payments from us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $200,000 or 5% of such other entity's consolidated gross revenues, other than payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs, can not be deemed independent.

For purposes of the independence standards set forth above, the terms:

     o "affiliate" means any of our consolidated subsidiaries and any other company or entity that controls, is controlled by or is under common control with us;

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

The Board undertakes an annual review of the independence of all non-employee directors. In advance of the meeting at which this review occurs, each non-employee director is asked to provide the Board with full information regarding the director's business and other relationships with us and our affiliates and with senior management and their affiliates to enable the Board to evaluate the director's independence.

Directors have an affirmative obligation to inform the Board of any material changes in their circumstances or relationships that may impact their designation by the Board as "independent." This obligation includes all business relationships between, on the one hand Directors or members of their immediate family, and, on the other hand, us and our affiliates or members of senior management and their affiliates, whether or not such business relationships are subject to any other approval requirements.

Item 14.  Principal Accountant Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Stockholders.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.

         (a)  Financial statements.
                 See Index to Consolidated Financial Statements on page 28.

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

             (31.1)  Certification of CEO

             (31.2)  Certification of CFO

             (32.1)  Section 1350 Certification - CEO

             (32.2)  Section 1350 Certification - CFO
             ----------

             (i) Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

             (ii) Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and to our Forms 8-K dated March 21, 1994, March 10, 1997, and March 17, 2000.

             (iii) Incorporated herein by reference to our Forms 8-K dated arch 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

             (iv) Incorporated by reference to exhibit to our Form 8-K dated July 30, 2004.

             (v) Incorporated herein by reference to exhibit to our Form 8-K dated August 13, 2008.

             (vi) Incorporated by reference to exhibits to our Forms 8-K dated February 25, 1999, and August 20, 2002, and Form 8-A Registration Statement No. 000-18953, as amended.

             (vii) Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 33-78520, as amended.

             (viii) Incorporated herein by reference to Appendix B to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders filed April 23, 2007.

             (ix) Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      AAON, INC.


Dated:  March 10, 2009                By:        /s/ Norman H. Asbjornson
                                           -------------------------------------
                                              Norman H. Asbjornson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 10, 2009                           /s/ Norman H. Asbjornson
                                           -------------------------------------
                                                   Norman H. Asbjornson
                                                  President and Director
                                               (principal executive officer)


Dated:  March 10, 2009                            /s/ Kathy I. Sheffield
                                           -------------------------------------
                                                    Kathy I. Sheffield
                                               Vice President and Treasurer
                                               (principal financial officer
                                             and principal accounting officer)


Dated:  March 10, 2009                           /s/ John B. Johnson, Jr.
                                           -------------------------------------
                                                   John B. Johnson, Jr.
                                                         Director


Dated:  March 10, 2009                        /s/ Charles C. Stephenson, Jr.
                                           ----------------------------------
                                                Charles C. Stephenson, Jr.
                                                         Director


Dated:  March 10, 2009                               /s/ Jack E. Short
                                           -------------------------------------
                                                       Jack E. Short
                                                         Director


Dated:  March 10, 2009                            /s/ Paul K. Lackey, Jr.
                                           -------------------------------------
                                                    Paul K. Lackey, Jr.
                                                         Director


Dated:  March 10, 2009                              /s/ A.H. McElroy II
                                           -------------------------------------
                                                      A.H. McElroy II
                                                         Director


Dated:  March 10, 2009                               /s/ Jerry Levine
                                           -------------------------------------
                                                       Jerry Levine
                                                         Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm
   - Grant Thornton LLP                                                      29

Consolidated Balance Sheets                                                  30

Consolidated Statements of Income                                            31

Consolidated Statements of Stockholders' Equity and Comprehensive Income     32

Consolidated Statements of Cash Flows                                        33

Notes to Consolidated Financial Statements                                   34

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors and Stockholders
AAON, Inc.

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (collectively, the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AAON, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion thereon.


/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 10, 2009

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                                                              December 31,
                                                                       2008                  2007
                                                                 --------------------------------------
                                                                         (in thousands, except
                                                                       share and per share data)
Assets
Current assets:
   Cash and cash equivalents                                        $      269            $      879
   Accounts receivable, net                                             38,804                38,813
   Inventories, net                                                     36,382                31,849
   Prepaid expenses and other                                              428                   442
   Deferred tax assets                                                   4,235                 4,312
                                                                 --------------------------------------
Total current assets                                                    80,118                76,295
   Land                                                                  2,153                 2,354
   Buildings                                                            36,371                32,211
   Machinery and equipment                                              87,219                82,872
   Furniture and fixtures                                                7,076                 6,912
                                                                 --------------------------------------
      Total property, plant and equipment                              132,819               124,349
      Less:  Accumulated depreciation                                   72,269                63,579
                                                                 --------------------------------------
      Property, plant and equipment, net                                60,550                60,770
Note receivable, long-term                                                  75                    75
                                                                 --------------------------------------
Total assets                                                           140,743               137,140
                                                                 ======================================
Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                             2,901                     -
   Current maturities of long-term debt                                     91                    91
   Accounts payable                                                     14,715                15,059
   Dividends payable                                                     2,773                 2,943
   Accrued liabilities                                                  19,038                19,414
                                                                 --------------------------------------
Total current liabilities                                               39,518                37,507
Other long-term liabilities                                                121                   239
Deferred tax liabilities                                                 4,582                 3,974
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 7,500,000 shares
     authorized, no shares issued                                            -                     -
   Common stock, $.004 par value, 75,000,000 shares
     authorized, 17,208,733 and 18,054,246 issued and
     outstanding at December 31, 2008 and 2007, respectively                71                    73
   Additional paid in capital                                              538                     -
   Accumulated other comprehensive income, net of tax                      778                 1,942
   Retained earnings                                                    95,135                93,405
                                                                 --------------------------------------
Total stockholders' equity                                              96,522                95,420
                                                                 --------------------------------------
Total liabilities and stockholders' equity                          $  140,743            $  137,140
                                                                 ======================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                                                               Year Ending December 31,
                                                                        2008             2007             2006
                                                                 ---------------------------------------------------
                                                                        (in thousands, except per share data)
Net sales                                                            $  279,725       $  262,517       $  231,460

Cost of sales                                                           212,549          205,148          187,570
                                                                 ---------------------------------------------------
Gross profit                                                             67,176           57,369           43,890

Selling, general and administrative expenses                             23,788           21,703           18,059
                                                                 ---------------------------------------------------
Income from operations                                                   43,388           35,666           25,831

Interest expense                                                            (71)             (10)             (81)

Interest income                                                              27                8               24

Other income (expense), net                                                 724             (321)             424
                                                                 ---------------------------------------------------
Income before income taxes                                               44,068           35,343           26,198

Income tax provision                                                     15,479           12,187            9,065
                                                                 ---------------------------------------------------
Net income                                                           $   28,589       $   23,156       $   17,133
                                                                 ===================================================
Earnings per share:
   Basic                                                             $     1.63       $     1.24*      $     0.93*
                                                                 ===================================================
   Diluted                                                           $     1.60       $     1.22*      $     0.90*
                                                                 ===================================================

Cash dividends declared per common share                             $     0.32       $     0.32*      $     0.32*
                                                                 ===================================================
Weighted average shares outstanding:
   Basic                                                                 17,560           18,628*          18,456*
                                                                 ===================================================
   Diluted                                                               17,855           18,927*          18,968*
                                                                 ===================================================

* Reflects three-for-two stock split effective August 21, 2007.

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                                                       Accumulated
                                                                                          Other
                                                Common Stock             Paid-in      Comprehensive        Retained
                                            Shares        Amount         Capital         Income            Earnings        Total
                                         -------------------------------------------------------------------------------------------
                                                                             (in thousands)
Balance at December 31, 2005                 18,351*       $  74*         $     -        $   513            $ 78,908     $ 79,495
Comprehensive income:
   Net income                                     -            -                -              -              17,133       17,133
   Foreign currency translation
     adjustment                                   -            -                -            154                   -          154
                                                                                                                        ------------
Total comprehensive income                                                                                                 17,287
Stock options exercised, including tax
  benefits                                      408*           1*           3,107              -                   -        3,108
Share-based compensation                          -            -              500              -                   -          500
Stock repurchased and retired                  (251)*         (1)*         (3,422)             -                (432)      (3,855)
Dividends                                         -            -                -              -              (4,943)      (4,943)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2006                 18,508*          74*             185            667              90,666       91,592
Adjustment for the adoption of FASB
  Interpretation (FIN) No. 48                                                                                   (396)        (396)
Comprehensive income:
   Net income                                     -            -                -              -              23,156       23,156
   Foreign currency translation
     adjustment                                   -            -                -          1,275                   -        1,275
                                                                                                                        ------------
Total comprehensive income                                                                                                 24,431
Stock options exercised, including tax
   benefits                                     613*           4*           5,420              -                   -        5,424
Share-based compensation                          -            -              582              -                   -          582
Stock repurchased and retired                (1,067)*         (5)*         (6,187)             -             (14,581)     (20,773)
Dividends                                         -            -                -              -              (5,440)      (5,440)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2007                 18,054*          73*               -          1,942              93,405       95,420
Comprehensive income:
   Net income                                     -            -                -              -              28,589       28,589
   Foreign currency translation
     adjustment                                   -            -                -         (1,164)                  -       (1,164)
                                                                                                                        ------------
Total comprehensive income                                                                                                 27,425
Stock options exercised and restricted
  stock awards vested, including tax
  benefits                                      366            2            3,307              -                   -        3,309
Share-based compensation                          -            -              750              -                   -          750
Stock repurchased and retired                (1,211)          (4)          (3,519)             -             (21,238)     (24,761)
Dividends                                         -            -                -              -              (5,621)      (5,621)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2008                 17,209        $  71          $   538        $   778            $ 95,135     $ 96,522
                                         ===========================================================================================

 * Reflects three-for-two stock split effective August 21, 2007

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                                                               Year Ended December 31,
                                                                          2008          2007           2006
                                                                      -------------------------------------------
                                                                                    (in thousands)
Operating Activities
   Net income                                                            $ 28,589      $ 23,156       $ 17,133
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                         9,412         9,665          9,146
       Provision for losses on accounts receivable                            547           203            (59)
       Share-based compensation                                               750           582            500
       Excess tax benefits from stock options exercised and
         restricted stock awards vested                                    (1,613)       (2,998)        (1,852)
       Gain on disposition of assets                                          (27)         (108)             -
       Deferred income taxes                                                  160          (124)          (510)
       Changes in assets and liabilities:
         Accounts receivable                                                 (905)       (1,760)        (4,197)
         Inventories, net                                                  (4,779)       (2,095)        (5,790)
         Prepaid expenses and other                                            13          (172)           776
         Accounts payable                                                     449        (1,370)         4,178
         Accrued liabilities                                                  851         6,268            103
                                                                      -------------------------------------------
   Net cash provided by operating activities                               33,447        31,247         19,428
                                                                      -------------------------------------------
Investing Activities
   Proceeds from sale of property, plant and equipment                         17           123              -
   Proceeds from matured certificate of deposit                                 -             -          3,000
   Investment in certificate of deposit                                         -             -         (2,000)
   Capital expenditures                                                    (9,610)      (10,874)       (17,781)
                                                                      -------------------------------------------
   Net cash used in investing activities                                   (9,593)      (10,751)       (16,781)
                                                                      -------------------------------------------
Financing Activities
   Borrowings under revolving credit facility                              46,865        12,142         53,706
   Payments under revolving credit facility                               (43,964)      (12,142)       (53,706)
   Borrowings (payments) of long-term debt                                   (118)          271           (108)
   Stock options exercised                                                  1,696         2,426          1,256
   Excess tax benefits from stock options exercised and
     restricted stock awards vested                                         1,613         2,998          1,852
   Repurchase of stock                                                    (24,761)      (20,773)        (3,855)
   Cash dividends paid to stockholders                                     (5,791)       (4,958)        (2,478)
                                                                      -------------------------------------------
   Net cash used in financing activities                                  (24,460)      (20,036)        (3,333)
                                                                      -------------------------------------------

Effects of exchange rate on cash                                               (4)          131            137
                                                                      -------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (610)          591           (549)
                                                                      -------------------------------------------
Cash and cash equivalents, beginning of year                                  879           288            837
                                                                      -------------------------------------------
Cash and cash equivalents, end of year                                   $    269      $    879       $    288
                                                                      ===========================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2008

1. Business, Summary of Significant Accounting Policies and Other Financial Data

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our subsidiaries include AAON, Inc., an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation, AAON Canada, Inc., d/b/a Air Wise, an Ontario corporation and AAON Properties, Inc., an Ontario corporation. AAON Properties is the lessor of property in Burlington, Ontario, Canada, to AAON Canada. The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries. Unless the context otherwise requires, references in this Annual Report to "AAON," the "Company", "we," "us," "our" or "ours" refer to AAON, Inc., and our subsidiaries.

We are engaged in the manufacture and sale of air conditioning and heating equipment consisting of standardized and custom rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, coils and boilers. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
-------------------
We recognize revenues from sales of products when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates. For sales initiated by independent manufacturer representatives, we recognize revenues net of the representatives' commission. Our policy is to record the collection and payment of sales taxes through a liability account.

Common Stock Split
------------------
On July 12, 2007, our Board of Directors approved a three-for-two stock split of the outstanding stock for shareholders of record as of August 3, 2007. The stock split was treated as a 50% stock dividend which was distributed on August 21, 2007. The applicable share and per share data for 2007 and 2006 included herein has been restated to reflect the stock split.

Currency
--------
Foreign currency transactions and financial statements are translated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 52, Foreign Currency Translation. We use the U.S. dollar as our functional currency, except for the Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions denominated in Canadian currency are included in the results of operations as incurred.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We reevaluate our estimates and assumptions on a monthly basis.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Use of Estimates (continued)
----------------------------
The most significant estimates include the allowance for doubtful accounts, inventory reserves, warranty accrual, medical insurance accrual, and share-based compensation. Actual results could differ materially from those estimates.

Concentrations
--------------
Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, virtually all of our sales have been to the domestic market, with foreign sales accounting for less than 5% of revenues in 2008. No customer accounted for 10% of our sales during 2008, 2007 or 2006 or more than 5% of our accounts receivable balance at December 31, 2008 or 2007.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

Accounts Receivable
-------------------
We grant credit to our customers and perform ongoing credit evaluations. We generally do not require collateral or charge interest. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions and the age of the receivable. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                               December 31,
                                                                          2008              2007
                                                                    ---------------------------------
                                                                             (in thousands)
Accounts receivable                                                   $   39,599        $   39,220
Less: Allowance for doubtful accounts                                       (795)             (407)
                                                                    ---------------------------------
Total, net                                                            $   38,804        $   38,813
                                                                    =================================

                                                                 Year Ended December 31,
                                                         2008             2007              2006
                                                  ---------------------------------------------------
                                                                    (in thousands)
Allowance for doubtful accounts:
   Balance, beginning of period                      $      407       $      266        $      685
   Provision for losses on accounts receivable              674              625               589
   Adjustments to provision                                (127)            (422)             (648)
   Accounts receivable written off, net of
     recoveries                                            (159)             (62)             (360)
                                                  ---------------------------------------------------
   Balance, end of period                            $      795       $      407        $      266
                                                  ===================================================

Inventories
-----------
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Inventories (continued)
-----------------------
Inventory balances at December 31, 2008 and 2007, and the related changes in the allowance for excess and obsolete inventories for the three years ended December 31, 2008, 2007 and 2006, are as follows:

                                                                               December 31,
                                                                          2008              2007
                                                                    ---------------------------------
                                                                             (in thousands)
Raw materials                                                         $   32,212        $   27,651
Work in process                                                            2,545             1,760
Finished goods                                                             1,975             2,788
                                                                    ---------------------------------
                                                                          36,732            32,199
Less:  Allowance for excess and obsolete inventories                        (350)             (350)
                                                                    ---------------------------------
Total, net                                                            $   36,382        $   31,849
                                                                    =================================

                                                                 Year Ended December 31,
                                                         2008              2007              2006
                                                  ---------------------------------------------------
                                                                    (in thousands)
Allowance for excess and obsolete inventories:
   Balance, beginning of period                      $      350       $      350        $      350
   Provision for excess and obsolete inventories            800                -                 -
   Adjustments to reserve                                  (800)               -                 -
                                                  ---------------------------------------------------
   Balance, end of period                            $      350       $      350        $      350
                                                  ===================================================

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

Impairment of Long-Lived Assets
-------------------------------
We evaluate long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, management's estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Management determined no impairment was required during 2008, 2007 and 2006.

Commitments and Contractual Agreements
--------------------------------------
We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts. During 2009, in the normal course of business we expect to purchase approximately $4.7 million of copper in the form of legally binding commitments.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Commitments and Contractual Agreements (continued)
--------------------------------------------------
We entered into the following legally binding copper commitments to lock in pricing due to the volatility in the market during 2008:

        Pounds per Month         Months      Price              Total
   -------------------------------------------------------------------------
         (in thousands)                                    (in thousands)
                     120             12       2.41                $ 3,469
                      25             12       2.02                    606
                      25             12       2.21                    663

                                                                  $ 4,738
                                                       =====================

Accrued Liabilities
-------------------
At December 31, accrued liabilities were comprised of the following:

                                                                            2008              2007
                                                                       ---------------------------------
                                                                                (in thousands)
Warranty                                                                 $    6,589        $    6,308
Commissions                                                                   8,816             8,851
Payroll                                                                       1,883             2,175
Workers' compensation                                                           610             1,127
Medical self-insurance                                                          886               608
Other                                                                           254               345
                                                                       ---------------------------------
Total                                                                    $   19,038        $   19,414
                                                                       =================================

Warranties
----------
A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues. Warranty expense was $4.0 million, $4.0 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Changes in the warranty accrual during the years ended December 31, 2008, 2007 and 2006 are as follows:

                                                          2008              2007              2006
                                                       -------------------------------------------------
                                                                       (in thousands)
Balance, beginning of the year                          $   6,308         $   5,572         $   6,282
Payments made                                              (3,608)           (3,321)           (3,128)
Warranties issued                                           3,889             3,757             4,343
Changes in estimate related to preexisting warranties           -               300            (1,925)
                                                       -------------------------------------------------
Balance, end of period                                  $   6,589         $   6,308         $   5,572
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

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Earnings Per Share
------------------
Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities. Dilutive common shares consist primarily of stock options and restricted stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Years Ended,
                                                                   2008                2007*              2006*
                                                             ------------------------------------------------------
                                                                  (in thousands except share and per share data)
Numerator:

Net income                                                       $  28,589           $  23,156          $  17,133
                                                             ===============     ===============    ===============
Denominator:
Denominator for basic earnings per share -
   Weighted average shares                                      17,560,295          18,628,029         18,456,108
Effect of dilutive stock options                                   294,568             299,015            511,486
                                                             ---------------     ---------------    ---------------
Denominator for diluted earnings per share -
   Weighted average shares                                      17,854,863          18,927,044         18,967,594
                                                             ===============     ===============    ===============
Earnings per share
        Basic                                                    $    1.63           $    1.24          $    0.93
                                                             ===============     ===============    ===============
        Diluted                                                  $    1.60           $    1.22          $    0.90
                                                             ===============     ===============    ===============

Anti-dilutive shares                                               308,250             282,100            269,250
                                                             ===============     ===============    ===============
Weighted average exercise price                                  $   16.63           $   17.81          $   16.19
                                                             ===============     ===============    ===============

* Reflects three-for-two stock split effective August 21, 2007.

Advertising
-----------
Advertising costs are expensed as incurred. Advertising expense was approximately $635,000, $784,000 and $549,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and Development
------------------------
Research and development costs are expensed as incurred. Research and development expense was $2.6 million, $2.5 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Shipping and Handling
---------------------
We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Profit Sharing Bonus Plan
-------------------------
We maintain a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees who are actively employed and working on the first day of the calendar quarter and remain continuously, actively employed and working on the last day of the quarter and who work at least 80% of the quarter. Profit sharing expense was $5.1 million, $4.2 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Defined Contribution Plan - 401(k)
----------------------------------
We sponsor a defined contribution benefit plan ("the Plan"). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition, effective May 30, 2005, the Plan was amended to provide for automatic enrollment and provided for an automatic increase to the deferral percent at January 1st of each year and each year thereafter, unless the employee elects to decline the automatic increase and enrollment. Beginning with pay periods after May 30, 2005, the one year enrollment waiting period was waived. Administrative expenses we paid for the plan were approximately $93,000, $98,000 and $85,000 for the years ended 2008, 2007 and 2006, respectively.

After January 1, 2007, our matching increased to 50% of the employee's salary deferral up to the first 9% of compensation. From January 1, 2006 to December 31, 2006, we matched 50% of the employee's salary deferral up to the first 7% of compensation. We contribute in the form of cash and direct the investment to shares of AAON Stock. No other purchases of AAON stock are permitted. Employees are 100% vested in salary deferral contributions and vest 20% per year at the end of years two through six of employment in employer matching contributions. We made matching contributions of $1.4 million, $1.3 million and $1.0 million in 2008, 2007 and 2006, respectively.

New Accounting Pronouncements
-----------------------------
In September 2006, the FASB released SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements.

In February, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The fair value option has not been elected for any financial assets or liabilities at December 31, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which replaced FASB Statement 141, Business Combinations, which changes the accounting for business combinations and noncontrolling interests. Among other things, when compared to the predecessor guidance SFAS 141R will require
(i) more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, and (iii) acquirer in preacquisition periods to expense all acquisition-related costs. SFAS 141R must be applied prospectively for fiscal years beginning after December 15, 2008. We do not expect adoption of SFAS 141R to have a material impact on our Consolidated Financial Statements.

1. Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

New Accounting Pronouncements (continued)
-----------------------------------------
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 must be adopted by us no later than January 1, 2009. We do not expect adoption of SFAS 160 to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS 161 to have a material impact on our Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force ("EITF") issued No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively to conform to the provisions of EITF 03-6-1. We are evaluating the expected impact of adoption of EITF 03-6-1.

In December 2008, the FASB issued FSP No. FAS 132 R-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FAS 132R-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan and requires employers to provide more transparency about the assets held by retirement plan and the concentrations of risk in those plans. FAS 123 R-1 will be effective for fiscal years beginning after December 15, 2009. We do not expect the adoption of FAS 132 R-1 to have a material impact on our Consolidated Financial Statements.

Segments
--------
Management has reviewed our business operations and determined that we have two operating segments as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). We have a domestic and foreign operating segment. The domestic operating segment includes the operations of AAON, Inc. and AAON Coil Products, Inc. The foreign operating segment includes the operations of AAON Canada and AAON Properties. Management has determined that the foreign operating segment does not constitute a separate reporting segment based on the quantitative threshold tests of SFAS 131. We sell similar products with similar economic characteristics to similar classes of customers. The technologies and operations are highly integrated. Revenues and costs are reviewed monthly by management on a product line basis as a single business segment.

2. Supplemental Cash Flow Information

Interest payments of approximately $71,000, $10,000 and $81,000 were made during the years ended December 31, 2008, 2007 and 2006, respectively. Payments for income taxes of $12.7 million, $10.2 million and $6.5 million were made during the years ended December 31, 2008, 2007 and 2006, respectively. Dividends payable of $2.8 million and $2.9 million were accrued as of December 31, 2008 and 2007 and paid on January 3, 2009 and 2008, respectively.

3. Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling $1.0 million. The letter of credit was a requirement of our workers compensation insurance and has been renewed and will expire December 31, 2009. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at our election (3.50% at December 31, 2008). No fees are associated with the unused portion of the committed amount.

At December 31, 2008, we had $2.9 million borrowed under the revolving credit facility. We had no borrowings outstanding under the revolving credit facility at December 31, 2007. Borrowings available under the revolving credit facility at December 31, 2008, were $11.3 million. At December 31, 2008 and 2007, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At December 31, 2008 our tangible net worth was $96.5 million. Our total liabilities to tangible net worth ratio was 2.2. Our working capital was $40.6 million. On July 30, 2008, we renewed the line of credit with a maturity date of July 30, 2009. We expect to renew our revolving credit agreement in July 2009. We do not anticipate that the current situation in the credit market will impact our renewal.

4. Debt

Short-term debt at December 31, 2008 and 2007 consisted of notes payable totaling approximately $91,000 due in 2009 and 2008, respectively. In 2008 and 2007, respectively, the notes payable are due in monthly installments of $7,588, with an interest rate of 4.148%, related to a computer capital lease.

5. Income Taxes

We follow the liability method of accounting for income taxes, which provides that deferred tax liabilities and assets are based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:

                                              Year Ending December 31,
                                         2008           2007           2006
                                     ------------------------------------------
                                                  (in thousands)
  Current                              $  16,163      $  12,631      $   9,556
  Deferred                                  (684)          (444)          (491)
                                     ------------------------------------------
                                       $  15,479      $  12,187      $   9,065
                                     ==========================================

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

The "Other" tax rate primarily relates to certain domestic credits.

                                              Year Ending December 31,
                                         2008           2007           2006
                                     ------------------------------------------
  Federal statutory rate                   35%            35%            35%
  State income taxes, net of
    federal benefit                         3%             3%             4%
  Other                                    (3%)           (3%)           (4%)
                                     ------------------------------------------
                                           35%            35%            35%
                                     ==========================================

The tax effect of temporary differences giving rise to our deferred income taxes at December 31 is as follows:

                                                                        2008         2007        2006
                                                                   ---------------------------------------
                                                                                (in thousands)
Net current deferred assets and (liabilities) relating to:
         Valuation reserves                                           $    446     $    295    $    240
         Warranty accrual                                                2,567        2,456       2,172
         Other accruals                                                  1,262        1,430       1,492
         Other, net                                                        (40)         131          50
                                                                   ---------------------------------------
                                                                      $  4,235     $  4,312    $  3,954
                                                                   =======================================
Net long-term deferred (assets) and liabilities relating to:
         Depreciation and amortization                                $  7,247     $  6,376    $  5,492
         NOL                                                            (2,265)      (2,019)     (1,242)
         Share-based compensation                                         (400)        (383)       (189)
                                                                   ---------------------------------------
                                                                      $  4,582     $  3,974    $  4,061
                                                                   =======================================

The total net operating loss ("NOL") deferred tax asset of approximately $2.3 million relates to AAON Canada. The NOL's originating in 2008, 2007 and 2006 will expire in twenty years, nineteen years and eighteen years, respectively. The NOL's originating in 2005 will expire in 7 years.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, we adopted FIN 48.

The total amount of unrecognized tax benefits is as follows:

                                                                                     (in thousands)
Balance at January 1, 2008                                                                 $    253
     Change as a result of tax positions taken during an earlier period                           -
     Change as a result of tax positions taken during the current period                          -
     Change as a result of settlements with tax authorities                                    (168)
     Change as a result of a lapse of the applicable statute of limitations                     (35)
                                                                                --------------------
Balance at December 31, 2008                                                               $     50
                                                                                ====================

The total amount of unrecognized tax benefits that if recognized would impact the effective tax rate is approximately $50,000.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2008 and 2007, we had accrued approximately $6,000 and $110,000 for the potential payment of interest and penalties, respectively.

The total amount of unrecognized tax benefits at December 31, 2008 is approximately $50,000 related to tax positions for which it is reasonably possible that the total amounts could significantly decrease during the next twelve months. This amount represents the unrecognized tax benefits comprised of items related to determination of state nexus and intercompany charges. Resolution of these tax benefits will occur during the year ending December 31, 2009. As of December 31, 2008, we are subject to U.S. Federal income tax examinations for the tax years 2005 through 2008, and to non-U.S. income tax examinations for the tax years of 2005 through 2008. In addition, we are subject to state and local income tax examinations for the tax years 2004 through 2008.

6. Share-Based Compensation

We have historically maintained a stock option plan for key employees, directors and consultants ("the 1992 Plan"). The 1992 plan provided for 4.4 million shares of common stock to be issued under the plan. Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant. Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter. Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan which provides an additional 750,000 shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards. Since inception of the Plan, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan. Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant

We apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R Share-Based Payment ("SFAS 123R"). The compensation cost is based on the grant date fair value of stock options issued calculated using a Black-Scholes-Merton Option Pricing Model, or the grant date fair value of a restricted share less the present value of dividends, in accordance with the provisions of SFAS 123R.

We recognized approximately $400,000 and $526,000 for the year ended December 31, 2008 and 2007, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income. The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2008 is $1.1 million and is expected to be recognized over a weighted-average period of 2.1 years.

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options granted during the years ended December 31, 2008, 2007 and 2006:

                                            2008         2007         2006
                                      ----------------------------------------
  Directors and Officers:
      Expected dividend yield                1.72%          N/A        2.05%
      Expected volatility                   45.16%          N/A       42.76%
      Risk-free interest rate                3.08%          N/A        5.05%
      Expected life                        7.0 yrs          N/A      8.0 yrs
      Forfeiture rate                           0%          N/A           0%

  Employees:
      Expected dividend yield                1.72%        1.67%        2.05%
      Expected volatility                   44.47%       41.92%       42.33%
      Risk-free interest rate                3.05%        4.61%        4.84%
      Expected life                        8.0 yrs      6.3 yrs      6.3 yrs
      Forfeiture rate                          31%          28%          28%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock. We initiated a dividend payout in the second quarter of 2006. We initially used the Board of Director approved semi-annual dividends of $0.20 per share through July 3, 2007 to calculate the expected dividend yield. The Board of Directors approved future dividend payments of $0.16 per share related to the stock split effective August 21, 2007 and the table above was adjusted to reflect the change.

The following is a summary of stock options outstanding as of December 31, 2008:

                                  Options Outstanding                                          Options Exercisable
                     --------------------------------------------------------------   ------------------------------------
                                           Weighted
                           Number           Average         Weighted                                             Weighted
                       Outstanding at      Remaining         Average     Aggregate              Number            Average
     Range of           December 31,      Contractual       Exercise     Intrinsic          Exercisable at       Exercise
  Exercise Prices           2008             Life             Price        Value          December 31, 2008        Price
--------------------------------------------------------------------------------------------------------------------------
    0.00 - 3.85              82,913            0.78            3.85         17.03                82,913             3.85
    5.73 - 11.29            174,563            4.10            8.94         11.94               139,763             8.47
   11.40 - 12.00             33,900            6.71           11.60          9.28                22,500            11.64
   12.68 - 15.55             54,000            7.69           14.79          6.09                23,600            14.53
   15.99 - 21.01            234,200            8.01           17.29          3.59                68,200            17.32
                      ----------------------------------------------------------------------------------------------------
       Total                579,576            5.69         $ 12.29       $ 11.12               336,976           $ 9.76
                      ====================================================================================================

A summary of option activity under the plan as of December 31, 2008, is as follows:

                                                                                             Weighted
                                                                      Weighted                Average              Aggregate
                                                                       Average               Remaining          Intrinsic Value
            Options                              Shares             Exercise Price        Contractual Term           ($000)
                                            ----------------     --------------------    -----------------    ------------------
Outstanding at December 31, 2005                 1,670,520                     5.01
    Granted                                        269,251                    15.93
    Exercised                                     (406,950)                    3.09
    Forfeited or Expired                           (71,325)                   11.11
                                            ----------------     --------------------
Outstanding at December 31, 2006                 1,461,496                     7.33
    Granted                                        139,188                    15.98
    Exercised                                     (573,374)                    4.24
    Forfeited or Expired                           (98,377)                   14.80
                                            ----------------     --------------------
Outstanding at December 31, 2007                   928,933                     9.47
    Granted                                         50,000                    16.64
    Exercised                                     (348,075)                    4.87
    Forfeited or Expired                           (51,282)                   15.76
                                            ----------------     --------------------
Outstanding at December 31, 2008                   579,576                    12.29                 5.69               $ 4,980
                                            ================     ====================    =================    ==================
Exercisable at December 31, 2008                   336,976                $    9.76                 4.14               $ 3,747
                                            ================     ====================    =================    ==================

The weighted average grant date fair value of options granted during 2008 and 2007 was $6.95 and $7.07, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $6.4 million and $8.7 million, respectively. The cash received from options exercised during the year ended December 31, 2008 and 2007 was $1.7 million and $2.4 million, respectively. The impact of these cash receipts is included in financing activities in the accompany Consolidated Statements of Cash Flows.

A summary of the status of the unvested stock options for the year ended December 31, 2008, is as follows:

                                                       Weighted Average Grant
                                          Shares           Date Fair Value
                                    -------------------------------------------
Unvested at January 1, 2008               335,300                   $    6.49
Granted                                    50,000                        6.95
Vested                                    (92,700)                       6.23
Forfeited                                 (50,000)                       6.48
                                    --------------  ---------------------------
Unvested at December 31, 2008             242,600                   $    6.68
                                    ==============  ===========================

The total fair value of shares vested during the year ended December 31, 2008 was approximately $577,000.

During 2007, the Compensation Committee of the Board of Directors authorized and issued restricted stock awards to key employees and directors. The restricted stock award program offers the opportunity to earn shares of AAON Common Stock over time, rather than options that give the right to purchase stock at a set price. Restricted stock awards granted to directors vest one-third each year. All other restricted stock awards vest at a rate of 20% per year. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. The weighted average grant date fair value of restricted stock awards granted during 2008 and 2007 was $19.34 and $20.85 per share, respectively. We recognized approximately $350,000 and $56,000 for the year ended December 31, 2008 and 2007, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income. In addition, as of December 31, 2008, unrecognized compensation cost related to unvested restricted stock awards was approximately $685,000 which is expected to be recognized over a weighted average period of 1.7 years.

A summary of the unvested restricted stock awards for the year ended December 31, 2008, is as follows:
                                                              Shares
                                                      ---------------------
Unvested at January 1, 2008                                         37,850
     Granted                                                        16,850
     Vested                                                        (11,550)
     Forfeited                                                        (700)
                                                       ---------------------
Unvested at December 31, 2008                                       42,450
                                                       =====================

SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs be classified as financing cash flows. For the twelve months ended December 31, 2008 and 2007, the excess tax benefits of stock options exercised and restricted stock awards vested was $1.6 million and $3.0 million respectively.

7. Stockholder Rights Plan

During 1999, the Board of Directors adopted a Stockholder Rights Plan (the "Plan"), which was amended in 2002. Under the Plan, stockholders of record on March 1, 1999, received a dividend of one right per share of our Common Stock. Stock issued after March 1, 1999, contains a notation incorporating the rights. Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of Series A Preferred Stock at an exercise price of $90. The rights are traded with our Common Stock. The rights become exercisable after a person has acquired, or a tender offer is made for, 15% or more of our Common Stock. If either of these events occurs, upon exercise the holder (other than a holder owning more than 15% of the outstanding stock) will receive the number of shares of our Common Stock having a market value equal to two times the exercise price.

The rights may be redeemed by us for $0.001 per right until a person or group has acquired 15% of our Common Stock. The rights expire on August 20, 2012.

8. Stock Repurchase

Following repurchases of approximately 12% of our outstanding common stock between September 1999 and September 2001, we announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 2.0 million shares of our outstanding stock. On February 14, 2006, the Board of Directors approved the suspension of our repurchase program. Through February 14, 2006, we had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average of $11.68 per share. We purchased the shares at the then current market price.

On November 6, 2007, we began a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions. Through December 31, 2008, we had repurchased a total of 1,692,258 shares under this program for an aggregate price of $33,710,939, or an average price of $19.92 per share. We purchased the shares at the current market price.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through December 31, 2008, we repurchased 630,906 shares for an aggregate price of $10,102,687, or an average price of $16.01 per share. We purchased the shares at the current market price.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through December 31, 2008, we repurchased 340,375 shares for an aggregate price of $6,957,423, or an average price of $20.44 per share. We purchased the shares at the current market price.

9. Dividends

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend. We initially paid Board of Director approved semi-annual dividends of $0.20 per share. The Board of Directors approved future dividend payments of $0.16 per share related to the stock split effective August 21, 2007.

Dividends were declared to shareholders of record at the close of business on June 12, 2008 and December 12, 2008 and paid on July 3, 2008 and January 2, 2009. We paid cash dividends of $5.8 million and declared dividends payable of $2.8 million for the year ended December 31, 2008. Cash dividend payments of $5.0 million were made in 2007, and $2.9 million in dividends were declared and accrued as a liability in December 2007 for payment in January 2008.

10. Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on our results of operations or financial position.

11. Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2008 and 2007:

                                                           Quarter Ended
                                March 31             June 30           September 30        December 31
                           -------------------------------------------------------------------------------
                                               (in thousands, except per share data)
2008
Net sales                       $ 65,456            $ 74,781               $ 79,279           $ 60,209
Gross profit                      15,652              17,990                 20,018             13,516
Net income                         6,434               7,760                  8,355              6,040
Earnings per share:
   Basic                            0.36                0.43                   0.49               0.35
   Diluted                          0.35                0.43                   0.47               0.35

                                                           Quarter Ended
                                March 31             June 30           September 30        December 31
                           -------------------------------------------------------------------------------
                                               (in thousands, except per share data)
2007
Net sales                       $ 58,628            $ 70,835               $ 70,907           $ 62,147
Gross profit                      15,722              15,598                 13,640             12,409
Net income                         6,317               6,877                  5,382              4,580
Earnings per share:
   Basic                            0.34*               0.37*                  0.29               0.25
   Diluted                          0.33*               0.36*                  0.28               0.24

*Reflects three-for-two stock split effective August 21, 2007.