Form 10-Q
period 2009-03-31
AAON INC
filed 2009-05-06
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2009
                                       or

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

         Yes   |X|          No   |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

         Yes   |X|          No   |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer    |_|              Accelerated filer   |X|
Non-accelerated filer   |_|                 Smaller reporting company   |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes   |_|          No   |X|

As of April 29, 2009 registrant had outstanding a total of 17,160,722 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                                    March 31,              December 31,
                                                                                      2009                     2008
                                                                          -------------------------------------------------
                                                                           (in thousands, except share and per share data)
Assets
Current assets:
   Cash and cash equivalents                                                       $    3,725               $      269
   Accounts receivable, net                                                            40,891                   38,804
   Inventories, net                                                                    33,802                   36,382
   Prepaid expenses and other                                                             513                      428
   Deferred tax assets                                                                  4,731                    4,235
                                                                          -------------------------------------------------
Total current assets                                                                   83,662                   80,118
Property, plant and equipment
   Land                                                                                 2,128                    2,153
   Buildings                                                                           37,391                   36,371
   Machinery and equipment                                                             89,638                   87,219
   Furniture and fixtures                                                               7,096                    7,076
                                                                          -------------------------------------------------
      Total property, plant and equipment                                             136,253                  132,819
      Less:  Accumulated depreciation                                                  74,522                   72,269
                                                                          -------------------------------------------------
   Property, plant and equipment, net                                                  61,731                   60,550
Notes receivable, long-term                                                                75                       75
                                                                          -------------------------------------------------
Total assets                                                                       $  145,468               $  140,743
                                                                          =================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                                       $        -               $    2,901
   Current maturities of long-term debt                                                    91                       91
   Accounts payable                                                                    14,212                   14,715
   Dividends payable                                                                        -                    2,773
   Accrued liabilities                                                                 24,025                   19,038
                                                                          -------------------------------------------------
Total current liabilities                                                              38,328                   39,518

Other long-term liabilities                                                                99                      121
Deferred tax liabilities                                                                4,436                    4,582
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 7,500,000 shares authorized, no
     shares issued                                                                          -                        -
   Common stock, $.004 par value, 75,000,000 shares authorized,
     17,170,214 and 17,208,733 issued and outstanding at March 31,
     2009 and December 31, 2008, respectively                                              71                       71
   Additional paid-in capital                                                              36                      538
   Accumulated other comprehensive income, net of tax                                     635                      778
   Retained earnings                                                                  101,863                   95,135
                                                                          -------------------------------------------------
Total stockholders' equity                                                            102,605                   96,522
                                                                          -------------------------------------------------
Total liabilities and stockholders' equity                                         $  145,468               $  140,743
                                                                          =================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                                                     Three Months Ended
                                                                          March 31, 2009            March 31, 2008
                                                                        --------------------------------------------
                                                                            (in thousands, except per share data)
Net sales                                                                     $  63,965                 $  65,456

Cost of sales                                                                    47,031                    49,804
                                                                        ------------------         -----------------
Gross profit                                                                     16,934                    15,652

Selling, general and administrative expenses                                      6,535                     5,902
                                                                        ------------------         -----------------
Income from operations                                                           10,399                     9,750

Interest expense                                                                     (9)                       (3)

Interest income                                                                       -                        21

Other income, net                                                                   245                       130
                                                                        ------------------         -----------------
Income before income taxes                                                       10,635                     9,898

Income tax provision                                                              3,907                     3,464
                                                                        ------------------         -----------------
Net income                                                                    $   6,728                 $   6,434
                                                                        ==================         =================

Earnings per share:
   Basic                                                                      $    0.39                 $    0.36
                                                                        ==================         =================
   Diluted                                                                    $    0.39                 $    0.35
                                                                        ==================         =================

Cash dividends declared per common share:                                     $    0.00                 $    0.00
                                                                        ==================         =================

Weighted average shares outstanding:
   Basic                                                                         17,189                    18,049
                                                                        ==================         =================
   Diluted                                                                       17,335                    18,311
                                                                        ==================         =================

        The accompanying notes are an integral part of these statements.


                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                               Common Stock          Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings        Total
                                       --------------------------------------------------------------------------------------
                                                                          (in thousands)
Balance at December 31, 2008               17,209        $   71      $   538        $    778        $  95,135     $  96,522
Comprehensive income:
   Net income                                   -             -            -               -            6,728         6,728
   Foreign currency translation
     adjustment                                 -             -            -            (143)               -          (143)
                                                                                                                -------------
Total comprehensive income                                                                                            6,585
Stock options exercised and restricted
   stock awards vested, including tax
   benefits                                     -             -           12               -                -            12
Share-based compensation                        -             -          188               -                -           188
Stock repurchased and retired                 (39)            -         (702)              -                -          (702)
                                       --------------------------------------------------------------------------------------
Balance at March 31, 2009                  17,170        $   71      $    36        $    635        $ 101,863     $ 102,605
                                       ======================================================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                         Three Months                   Three Months
                                                                             Ended                          Ended
                                                                        March 31, 2009                 March 31, 2008
                                                                   ---------------------------------------------------------
                                                                                        (in thousands)
Operating Activities
   Net income                                                                $   6,728                      $   6,434
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                             2,282                          2,457
        Provision for losses on accounts receivable                                410                             26
        Share-based compensation                                                   188                            241
        Excess tax benefits from stock options exercised
          and restricted stock awards vested                                        (2)                          (119)
        Deferred income taxes                                                     (718)                          (427)
        Changes in assets and liabilities:
           Accounts receivable                                                  (2,537)                         2,212
           Inventories, net                                                      2,557                         (1,199)
           Prepaid expenses and other                                              (87)                          (125)
           Accounts payable                                                       (452)                           824
           Accrued liabilities                                                   4,996                           (134)
                                                                   ---------------------------------------------------------
     Net cash provided by operating activities                                  13,365                         10,190
                                                                   ---------------------------------------------------------

Investing Activities
     Capital expenditures                                                       (3,512)                          (972)
                                                                   ---------------------------------------------------------
     Net cash used in investing activities                                      (3,512)                          (972)
                                                                   ---------------------------------------------------------

Financing Activities
     Borrowings under revolving credit facility                                  9,972                          4,219
     Payments under revolving credit facility                                  (12,873)                        (4,219)
     Payments of long-term debt                                                    (22)                           (23)
     Stock options exercised                                                        10                             79
     Excess tax benefits from stock options exercised
       and restricted stock awards vested                                            2                            119
     Repurchase of stock                                                          (702)                        (1,823)
     Cash dividends paid to stockholders                                        (2,773)                        (2,943)
                                                                   ---------------------------------------------------------
     Net cash used in financing activities                                      (6,386)                        (4,591)
                                                                   ---------------------------------------------------------
Effect of exchange rate on cash                                                    (11)                           (32)
                                                                   ---------------------------------------------------------
Net increase in cash and cash equivalents                                        3,456                          4,595
                                                                   ---------------------------------------------------------
Cash and cash equivalents, beginning of year                                       269                            879
                                                                   ---------------------------------------------------------
Cash and cash equivalents, end of period                                     $   3,725                      $   5,474
                                                                   =========================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 March 31, 2009
                                   (unaudited)

1.  Basis of Presentation

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

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2008, filed with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Revenue Recognition

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R"), which replaced FASB Statement 141, Business Combinations. This statement significantly changed the accounting for business combinations and noncontrolling interests. Among other things, when compared to the predecessor guidance SFAS 141R will require (i) more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, and (iii) acquirer in preacquisition periods to expense all acquisition-related costs. SFAS 141R must be applied prospectively for fiscal years beginning after December 15, 2008. Adoption of SFAS 141R did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 must be adopted no later than January 1, 2009. Adoption of SFAS 160 did not have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an Amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 did not have a material impact on our Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force ("EITF") issued No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Adoption of EITF 03-6-1 did not have a material impact on our Consolidated Financial Statements.

In December 2008, the FASB issued FSP No. FAS 132 R-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FAS 132R-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan and requires employers to provide more transparency about the assets held by retirement plans and the concentrations of risk in those plans. FAS 132 R-1 will be effective for fiscal years beginning after December 15, 2009. We do not expect the adoption of FAS 132 R-1 to have a material impact on our Consolidated Financial Statements.

2.  Accounts Receivable

We grant credit to customers and perform ongoing credit evaluations. We generally do not require collateral or charge interest. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions and the age of the receivable. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                 March 31,                      December 31,
                                                                   2009                             2008
                                                          ------------------------------------------------------
                                                                              (in thousands)
Accounts receivable                                               $ 42,096                        $ 39,599
Less: Allowance for doubtful accounts                               (1,205)                           (795)
                                                          ------------------------------------------------------
Total, net                                                        $ 40,891                        $ 38,804
                                                          ======================================================

                                                                            Three Months Ended
                                                              March 31, 2009                   March 31, 2008
                                                          ------------------------------------------------------
                                                                              (in thousands)
Allowance for doubtful accounts:
     Balance, beginning of period                                 $    795                        $    407
     Provision for losses on accounts receivable                       158                             160
     Adjustments to provision                                          252                            (134)
     Accounts receivable written off, net of recoveries                  -                            (126)
                                                          ------------------------------------------------------
Balance, end of period                                            $  1,205                        $    307
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

                                                                 March 31,                      December 31,
                                                                   2009                             2008
                                                          ------------------------------------------------------
                                                                              (in thousands)
Raw materials                                                     $ 29,880                        $ 32,212
Work in process                                                      2,315                           2,545
Finished goods                                                       2,207                           1,975
                                                          ------------------------------------------------------
                                                                    34,402                          36,732
Less: Allowance for excess and obsolete inventories                   (600)                           (350)
                                                          ------------------------------------------------------
Total, net                                                        $ 33,802                        $ 36,382
                                                          ======================================================

                                                                            Three Months Ended
                                                                 March 31,                        March 31,
                                                                   2009                             2008
                                                          ------------------------------------------------------
                                                                              (in thousands)
Allowance for excess and obsolete inventories:
     Balance, beginning of period                                 $    350                        $    350
     Provision for excess and obsolete inventories                     450                               -
     Adjustments to reserve                                           (200)                              -
                                                          ------------------------------------------------------
Balance, end of period                                            $    600                        $    350
                                                          ======================================================

4.  Accrued Liabilities

Accrued liabilities are as follows:

                                                                 March 31,                      December 31,
                                                                   2009                             2008
                                                          ------------------------------------------------------
                                                                              (in thousands)

Warranty                                                          $  7,000                        $  6,589
Commissions                                                          9,737                           8,816
Payroll                                                              3,327                           1,883
Income taxes                                                         1,605                               -
Workers' compensation                                                  473                             610
Medical self-insurance                                                 621                             886
Employee benefits and other                                          1,262                             254
                                                          ------------------------------------------------------
Total                                                             $ 24,025                        $ 19,038
                                                          ======================================================

5.  Supplemental Cash Flow Information

Interest payments of $9,000 and $3,000 were made for the three months ended March 31, 2009 and 2008, respectively. There were no income tax payments made during the three months ended March 31, 2009, compared to the $2.0 million paid during the three months ended March 31, 2008. Dividends payable of $2.8 million were accrued as of December 31, 2008 and paid in January 2009.

6.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling $1.0 million. The letter of credit was a requirement of our workers compensation insurance and has been renewed and will expire December 31, 2009. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at our election (2.10% at March 31, 2009). No fees are associated with the unused portion of the committed amount.

At March 31, 2009, we did not have an outstanding balance under the revolving credit facility. At December 31, 2008, we had $2.9 million borrowed under the revolving credit facility. Borrowings available under the revolving credit facility at March 31, 2009 were $14.2 million. At March 31, 2009, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At March 31, 2009 our tangible net worth was $102.6 million. Our total liabilities to tangible net worth ratio was 2:5. Our working capital was $45.3 million. On July 30, 2008, we renewed the line of credit with a maturity date of July 30, 2009. We expect to renew our revolving credit agreement in July 2009. We do not anticipate the current situation in the credit market to impact our renewal.

7.  Share-Based Compensation

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

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan ("LTIP") which provides an additional 750,000 shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards. Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan. Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

We apply the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment ("SFAS 123R"). The compensation cost is based on the grant date fair value of stock options issued calculated using a Black-Scholes-Merton Option Pricing Model, or the grant date fair value of a restricted stock award less the present value of dividends, in accordance with the provisions of SFAS 123R.

We recognized approximately $105,000 and $124,000 for the three months ended March 31, 2009 and 2008, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income. The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2009 is $1.4 million and is expected to be recognized over a weighted-average period of 2.3 years.

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options:

                                                                            Three Months Ended
                                                              March 31, 2009                  March 31, 2008
                                                          ------------------------------------------------------
Directors and Officers:
    Expected dividend yield                                             1.79%                           1.81%
    Expected volatility                                                47.47%                          43.52%
    Risk-free interest rate                                             2.53%                           2.84%
    Expected life                                                   7.0 years                       8.0 years
    Forfeiture rate                                                        0%                              0%
Employees:
    Expected dividend yield                                             1.79%                           1.81%
    Expected volatility                                                46.94%                          42.55%
    Risk-free interest rate                                             2.52%                           2.84%
    Expected life                                                   8.0 years                       6.3 years
    Forfeiture rate                                                       31%                             28%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock.

A summary of stock options outstanding is as follows:

                                               Options Outstanding                                  Options Exercisable
                         ---------------------------------------------------------------    -----------------------------------
                                               Weighted
                                                Average         Weighted                                              Weighted
                               Number          Remaining         Average       Aggregate             Number            Average
       Range of            Outstanding at     Contractual       Exercise       Intrinsic         Exercisable at       Exercise
    Exercise Prices        March 31, 2009         Life            Price          Value           March 31, 2009         Price
-------------------------------------------------------------------------------------------------------------------------------
  $ 0.00 - $ 3.85                  82,913           0.53         $  3.85         $ 14.27                 82,913        $  3.85
  $ 5.73 - $11.29                 173,663           3.84            8.93            9.19                138,863           8.45
  $11.40 - $12.00                  33,900           6.46           11.60            6.52                 22,500          11.64
  $12.68 - $15.55                 136,000           8.95           15.10            3.02                 25,100          14.42
  $15.99 - $21.01                 235,200           7.78           17.29            0.83                 77,750          17.28
                         ------------------------------------------------------------------------------------------------------
         Total                    661,676           6.01         $ 12.67         $  8.15                347,126        $  9.97
                         ======================================================================================================

A summary of stock option activity is as follows:

                                                                                  Weighted
                                                                                   Average
                                                                                  Remaining          Aggregate
                                                          Weighted Average       Contractual         Intrinsic
                                          Shares           Exercise Price           Term            Value ($000)
                                     ----------------    ------------------    ----------------    --------------
Outstanding at January 1, 2009               579,576             $   12.29
      Granted                                 85,000                 15.42
      Exercised                                 (900)                10.82
      Forfeited or Expired                    (2,000)                19.42
                                     ----------------    ------------------
Outstanding at March 31, 2009                661,676                 12.67                6.01           $ 3,606
                                     ================    ==================    ================    ==============
Exercisable at March 31, 2009                347,126             $    9.97                4.01           $ 2,830
                                     ================    ==================    ================    ==============


The weighted average grant date fair value of options granted during the three months ended March 31, 2009 and 2008 was $6.57 and $6.69, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was approximately $18,000 and $342,000, respectively. The cash received from options exercised during the three months ended March 31, 2009 and 2008, was approximately $10,000 and $79,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:
                                                             Weighted Average
                                                                Grant Date
                                        Shares                  Fair Value
                                  -----------------       ----------------------
Unvested at January 1, 2009            242,600                   $  6.68
     Granted                            85,000                      6.57
     Vested                            (13,050)                     7.01
     Forfeited                               -                         -
                                  -----------------       ----------------------
Unvested at March 31, 2009             314,550                   $  6.64
                                  =================       ======================

The Compensation Committee of the Board of Directors has authorized and issued restricted stock awards to our officers and key employees. The restricted stock award program offers the opportunity to earn shares of AAON common stock over time, rather than options that give the right to purchase stock at a set price. Restricted stock awards granted to directors vest one-third each year. All other restricted stock awards vests at a rate of 20% per year. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period. We recognized approximately $83,000 and $117,000 for the three months ended March 31, 2009 and 2008, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income. In addition, as of March 31, 2009, unrecognized compensation cost related to unvested restricted stock awards was approximately $601,000 which is expected to be recognized over a weighted average period of 1.6 years.

A summary of the unvested restricted stock awards is as follows:

                                                                  Shares
                                                          ----------------------
Unvested at January 1, 2009                                             42,450
     Granted                                                                 -
     Vested                                                                  -
     Forfeited                                                               -
                                                          ----------------------
Unvested at March 31, 2009                                              42,450
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

                                                                                   Three Months Ended
                                                                       March 31, 2009              March 31, 2008
                                                                   --------------------------------------------------
                                                                              (in thousands, except share
                                                                                   and per share data)
Numerator:

Net income                                                                  $   6,728                      $   6,434

Denominator:
Denominator for basic earnings per share -
   Weighted average shares                                                 17,188,630                     18,048,683
Effect of dilutive employee stock options
and restricted stock awards                                                   146,536                        262,402
                                                                   -------------------              -----------------
Denominator for diluted earnings per share -
   Weighted average shares                                                 17,335,166                     18,311,085
                                                                   ===================              =================
Earnings per share:
     Basic                                                                  $    0.39                      $    0.36
                                                                   ===================              =================
     Diluted                                                                $    0.39                      $    0.35
                                                                   ===================              =================

Anti-dilutive shares                                                          378,950                        302,150
                                                                   ===================              =================
Weighted average exercise price                                             $   16.34                      $   16.87
                                                                   ===================              =================

9.  Income Taxes

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, we adopted FIN 48. The total amount of unrecognized tax benefits at March 31, 2009, is approximately $50,000 related to tax positions for which it is reasonably possible that the total amounts could significantly decrease during the next twelve months. This amount represents the unrecognized tax benefits comprised of items related to determination of state nexus and intercompany charges.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2009, we had accrued approximately $6,000 for the potential payment of interest and did not have any accruals for penalties.

As of March 31, 2009, we are subject to U.S. Federal income tax examinations for the tax years 2005 through 2008, and to non-U.S. income tax examinations for the tax years of 2005 through 2008. In addition, we are subject to state and local income tax examinations for the tax years 2004 through 2008.

The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is approximately $50,000.

10.  Stock Repurchase

Following repurchases of approximately 12% of our outstanding common stock between September 1999 and September 2001, we announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (2.0 million shares) of our outstanding stock. On February 14, 2006, the Board of Directors approved the suspension of our repurchase program. Through February 14, 2006, we had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average price of $11.68 per share. We purchased the shares at the then current market price.

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions. Through March 31, 2009, we repurchased a total of 1,692,258 shares under this program for an aggregate price of $33,710,939, or an average price of $19.92 per share. We purchased the shares at the current market price.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through March 31, 2009, we repurchased 670,325 shares for an aggregate price of $10,805,018, or an average price of $16.12 per share. We purchased the shares at the current market price.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through March 31, 2009, we repurchased 340,375 shares for an aggregate price of $6,957,423, or an average price of $20.44 per share. We purchased the shares at the current market price.

11.  Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on our results of operations or financial position.

12. Commitments and Contractual Agreements

We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts. In the normal course of business we expect to purchase approximately $4.5 million in the form of legally binding copper commitments during 2009.

We are locked into the following legally binding copper commitments:

              Pounds              Price                 Total
          -----------------------------------------------------------
          (in thousands)                            (in thousands)

               1,238             2.4090                $  2,983
                 225             2.0225                     455
                 225             2.2165                     499
                  75             1.8160                     136
                  75             1.8195                     136
                  75             1.8200                     137
                  25             1.8260                      45
                  25             1.8290                      46
                  25             1.8315                      46

                                                 --------------------
                                                       $  4,483
                                                 ====================

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2008 and 2009 due to the economic environment. Raw materials pricing had steadily increased from the beginning of 2007 until the second half of 2008 when pricing sharply decreased. We experienced raw materials price increases of approximately 41% for steel, 123% for aluminum and 22% for copper from the beginning of 2007 through the second quarter of 2008. Prices decreased by approximately 39% for steel, 76% for aluminum and 53% for copper from June 30, 2008 to March 31, 2009. We attempt to limit the impact of price increases on these materials by entering cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 -12 months.

Selling, general, and administrative ("SG&A") costs include our internal sales force, warranty costs, profit sharing and administrative expense. Warranty expense is estimated based on historical trends and other factors. Our product warranty is: the earlier of one year from the date of first use or 18 months from date of shipment for parts; an additional four years on compressors; 15 years on gas-fired heat exchangers; and 25 years on stainless steel heat exchangers. Warranty charges on heat exchangers occur infrequently.

Our office facilities consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/ warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma ("the original facility"), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building ("the expansion facility") located across the street from the original facility at 2440 S. Yukon Avenue. The expansion facility is 39% (228,000 sq. ft.) utilized by us and 61% leased to a third party through May 31, 2009 at which time the facility will be remodeled to give us increased manufacturing capacity. The 2009 capital expenditures budget reflects the projected outlay to remodel the facility.

Other operations are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 258,000 square feet (251,000 sq. ft. of manufacturing/ warehouse and 7,000 sq. ft. of office space). An additional 15 acres of land was purchased for future expansion in 2004 and 2005 in Longview, Texas.

Our operations in Burlington, Ontario, Canada, are located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility on a 5.6 acre tract of land.

Set forth below is unaudited income statement information for the periods ended March 31, 2009 and 2008:

                                                                 Three Months Ended
                                                     March 31, 2009               March 31, 2008
                                                  -------------------------------------------------

Net sales                                           $  63,965    100%            $  65,456    100%

Cost of sales                                          47,031   73.5%               49,804   76.1%
                                                  --------------------         --------------------
    Gross profit                                       16,934   26.5%               15,652   23.9%

Selling, general and administrative
expenses                                                6,535   10.2%                5,902    9.0%
                                                  --------------------         --------------------
     Income from operations                            10,399   16.3%                9,750   14.9%

Interest expense                                           (9)   0.0%                   (3)   0.0%
Interest income                                             -    0.0%                   21    0.0%
Other income, net                                         245    0.3%                  130    0.2%
                                                  --------------------         --------------------
Income before income taxes                             10,635   16.6%                9,898   15.1%
Income tax provision                                    3,907    6.1%                3,464    5.3%
                                                  --------------------         --------------------

      Net income                                    $   6,728   10.5%            $   6,434    9.8%
                                                  ====================         ====================

Results of Operations

Key events impacting our cash balance, financial condition, and results of operations for the three months ended March 31, 2009, include the following:

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

     o In February 2006, the Board of Director's initiated a program of semi-annual cash dividend payments. Cash dividend payments of $5.8 million were made in 2008 and $2.8 million in 2009.

     o Stock repurchases from employee's 401(k) savings and investments plan were authorized in 2005. Stock repurchases from directors were authorized in 2006. Stock repurchases from the open market were authorized in 2007. Total purchases resulted in cash payments of $0.7 million for the first three months of 2009, and $24.8 million in 2008.

     o Purchases of equipment and expansion of facilities to create efficiencies remained a priority. Our capital expenditures were $3.5 million. Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production. We currently expect to spend approximately $7.0 million to $8.0 million on capital expenditures during 2009 for continued growth. A portion of our budgeted capital expenditures will be spent expanding our manufacturing facilities in Tulsa. Such expansion provides manufacturing capacity to increase production of our products traditionally manufactured in Tulsa. The expansion also provides operational flexibility for us to potentially establish production lines in Tulsa to manufacture custom products which are currently being manufactured at our Canadian facilities.

Net Sales

Net sales decreased $1.5 million or 2.3% to $64.0 million from $65.5 million for the three months ended March 31, 2009, compared to the same period in 2008. The favorable response by our customers to our new and redesigned products continued to be relatively strong in the first quarter of 2009, however a decrease in net sales from our Canadian operations contributed to lower net sales.

Gross Profit

Gross profit increased $1.2 million or 7.6% to $16.9 million from $15.7 million for the three months ended March 31, 2009, compared to the same period in 2008. As a percentage of sales, gross margins were 26.5% compared to 23.9% for the three months ended March 31, 2009 and 2008, respectively. The increase in gross margins for the three months was primarily a result of lower material costs and production and labor efficiencies.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2008 and 2009 due to the economic environment. Raw materials pricing had steadily increased from the beginning of 2007 until the second half of 2008 when pricing sharply decreased. We experienced raw materials price increases of approximately 41% for steel, 123% for aluminum and 22% for copper from the beginning of 2007 through the second quarter of 2008. Prices decreased by approximately 39% for steel, 76% for aluminum and 53% for copper from June 30, 2008 to March 31, 2009. We attempt to limit the impact of price increases on these materials by entering cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 -12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.6 million or 10.2% to $6.5 million from $5.9 million for the three months ended March 31, 2009, compared to the same period in 2008. The change was primarily due to an increase in warranty expense related to higher trade sales, bad debt expense to increase the bad debt reserve to accommodate economic uncertainties and profit sharing due to increased net income.

Other Income

Other income increased approximately $115,000 to approximately $245,000 from $130,000 for the three months ended March 31, 2009, compared to the same period in 2008. The increase in other income was primarily related to lower foreign currency losses that resulted from operations in Canada in 2009 and 2008. Other income is attributable primarily to rental income from our expansion facility. All expenses associated with the facility that are allocated to the rental portion of the building are included in other income. We plan to continue to rent the expansion facility until the lease term expires on May 31, 2009.

Analysis of Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and occasionally, based on current liquidity at the time, the revolving bank line of credit.

Management believes our projected cash flows from operations and bank revolving credit facility, or comparable financing, will provide the necessary liquidity and capital resources for fiscal year 2009 and the foreseeable future. Our belief that we will have the necessary liquidity and capital resources is based upon our knowledge of the heating, ventilation, and air conditioning ("HVAC") industry and our place in that industry, our ability to limit the growth of our business if necessary, our ability to adjust dividend cash payments, and our relationship with the existing bank lender. For information concerning our revolving credit facility at March 31, 2009, see Note 6 to our Consolidated Financial Statements, Revolving Credit Facility.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities increased in the three months ended March 31, 2009 by $3.2 million from the three months ended March 31, 2008. The increase was due primarily to changes in accrued liabilities, accounts receivable and inventories.

Cash Flows Used in Investing Activities. Cash flows used in investing activities were $3.5 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. The increase in cash flows used in investing activities in 2009 was primarily related to higher capital expenditures of $3.5 million for additions to machinery and equipment and manufacturing facilities, compared to $1.0 million for the same period in 2008. Capital expenditures in 2008 related to a building expansion and additions of machinery and equipment to further automate production. Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies. We have budgeted capital expenditures of approximately $7.0 million to $8.0 million in 2009 to complete the building expansion that started in 2008, for a building renovation of the previously leased facility, and for machinery and equipment purchases. We expect our cash requirements to be provided from cash flows from operations.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $6.4 million and $4.6 million for the three months ended March 31, 2009 and 2008, respectively. The increase of cash used in financing activities is primarily due to repayments of previous borrowings under the revolving credit facility related to cash required for capital expenditures.

We repurchased shares of stock from employees' 401(k) savings and investment plan and other incentive plans for the three months ended March 31, 2009 in the amount of $0.7 million for 39,419 shares of stock. There were shares of stock repurchased for a total of $1.8 million for the same period in 2008.

We received cash from stock options exercised of approximately $10,000 and classified the excess tax benefit of stock options exercised and restricted stock awards vested of approximately $2,000 in financing activities for the three months ended March 31, 2009. The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the three months ended March 31, 2009. The cash received from stock options exercised for the same period in 2008 was approximately $79,000 and the excess tax benefit of stock options exercised was approximately $119,000.

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling $1.0 million. The letter of credit was a requirement of our workers compensation insurance which has been renewed and will expire December 31, 2009. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at our election (2.10% at March 31, 2009). No fees are associated with the unused portion of the committed amount.

At March 31, 2009, we did not have an outstanding balance under the revolving credit facility. At December 31, 2008, we had $2.9 million borrowed under the revolving credit facility. Borrowings available under the revolving credit facility at March 31, 2009 were $14.2 million. At March 31, 2009 and 2008, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At March 31, 2009 our tangible net worth was $102.6 million. Our total liabilities to tangible net worth ratio was 2:5. Our working capital was $45.3 million. On July 30, 2008, we renewed the line of credit with a maturity date of July 30, 2009. We expect to renew our revolving credit agreement in July 2009. We do not anticipate the current situation in the credit market to impact our renewal.

Cash dividends were declared in December 2008 and were paid in January 2009 in the amount of $2.8 million. Board of Director approval is required to determine the date of declaration for each semi-annual payment.

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

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2008. A comprehensive discussion of our critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R"), which replaced FASB Statement 141, Business Combinations. This statement significantly changed the accounting for business combinations and noncontrolling interests. Among other things, when compared to the predecessor guidance SFAS 141R will require (i) more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, and (iii) an acquirer in preacquisition periods to expense all acquisition-related costs. SFAS 141R must be applied prospectively for fiscal years beginning after December 15, 2008. Adoption of SFAS 141R did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 must be adopted no later than January 1, 2009. Adoption of SFAS 160 did not have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an Amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 did not have a material impact on our Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force ("EITF") issued No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Adoption of EITF 03-6-1 did not have a material impact on our Consolidated Financial Statements.

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

While the recent adverse economic climate has not yet resulted in a significant decline in our operations, there can be no assurances that economic conditions will not adversely affect our business in the future. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon a prime or LIBOR rate. At March 31, 2009, we did not have an outstanding balance under the revolving credit facility.

Foreign sales accounted for less than 5% of our sales for the three months ended March 31, 2009, and we accept payment for such sales in U.S. and Canadian dollars; therefore, we believe we are not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with FASB Statement No. 52, Foreign Currency Translation. We use the U.S. dollar as our functional currency, except for the Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred. The exchange rate of the United States dollar to the Canadian dollar was $0.7942 and $0.9882 at March 31, 2009 and 2008, respectively.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2008 and 2009 due to the economic environment. Raw materials pricing had steadily increased from the beginning of 2007 until the second half of 2008 when pricing sharply decreased. We experienced raw materials price increases of approximately 41% for steel, 123% for aluminum and 22% for copper from the beginning of 2007 through the second quarter of 2008. Prices decreased by approximately 39% for steel, 76% for aluminum and 53% for copper from June 30, 2008 to March 31, 2009. We attempt to limit the impact of price increases on these materials by entering cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 12 months.

We do not utilize derivative financial instruments to hedge interest rate or raw materials price risks.

Item 4.  Controls and Procedures.

         Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of March 31, 2009.

         Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes from risk factors as previously disclosed in our Form 10-K in response to Item 1A, to Part I of Form 10-K.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

Following repurchases of approximately 12% of our outstanding Common Stock between September 1999 and September 2001, we announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (2.0 million shares) of our outstanding stock. On February 14, 2006, the Board of Directors approved the suspension of our repurchase program. Through February 14, 2006, we repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average price of $11.68 per share. We purchased the shares at the then current market price.

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions at prevailing market prices. Through March 31, 2009, we repurchased a total of 1,692,258 shares under this program for an aggregate price of $33,710,939, or an average price of $19.92 per share. We purchased the shares at the current market price.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON's stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through March 31, 2009, we repurchased 670,325 shares for an aggregate price of $10,805,018, or an average price of $16.12 per share. We purchased the shares at the current market price.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by directors. Through March 31, 2009, we repurchased 340,375 shares for an aggregate price of $6,957,423, or an average price of $20.44 per share. We purchased the shares at the current market price.

Repurchases during the first quarter of 2009 were as follows:

                                                                                (d) Maximum
                                                        (c) Total Number         Number (or
                                                         of Shares (or       Approximate Dollar
                      (a) Total           (b)           Units) Purchased    Value) of Shares (or
                      Number of         Average            as Part of       Units) that May Yet
                     Shares (or       Price Paid            Publicly         Be Purchased Under
                       Units)          Per Share        Announced Plans         the Plans or
Period                Purchased        (or Unit)          or Programs             Programs
                    ------------------------------------------------------------------------------
January 2009            14,378           $ 19.85               14,378                   -

February 2009           12,893             16.09               12,893                   -

March 2009              12,148             17.24               12,148                   -
                    ------------------------------------------------------------------------------
Total                   39,419           $ 17.82               39,419                   -
                    ==============================================================================


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.

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


                                            AAON, INC.



Dated: May 6, 2009                          By:     /s/ Norman H. Asbjornson
                                                 -------------------------------
                                                        Norman H. Asbjornson
                                                           President/CEO



Dated: May 6, 2009                          By:     /s/ Kathy I. Sheffield
                                                 -------------------------------
                                                        Kathy I. Sheffield
                                                        Vice President/CFO