Form 10-Q
period 2009-06-30
AAON INC
filed 2009-08-10
CIK 824142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2009

                                       or

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

         Yes   |_|          No   |_|          Not Applicable   |X|

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

         Yes   |_|          No   |X|

As of July 29, 2009 registrant had outstanding a total of 17,161,633 shares of its $.004 par value Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AAON, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                                 June 30,               December 31,
                                                                                   2009                     2008
                                                                          -----------------------------------------------
                                                                          (in thousands, except share and per share data)
Assets
Current assets:
   Cash and cash equivalents                                                    $   13,920               $      269
   Accounts receivable, net                                                         41,262                   38,804
   Inventories, net                                                                 31,357                   36,382
   Prepaid expenses and other                                                          718                      428
   Deferred tax assets                                                               4,996                    4,235
                                                                          -----------------------------------------------
Total current assets                                                                92,253                   80,118
Property, plant and equipment
   Land                                                                              2,197                    2,153
   Buildings                                                                        39,284                   36,371
   Machinery and equipment                                                          90,084                   87,219
   Furniture and fixtures                                                            7,195                    7,076
                                                                          -----------------------------------------------
      Total property, plant and equipment                                          138,760                  132,819
      Less:  Accumulated depreciation                                               76,885                   72,269
                                                                          -----------------------------------------------
   Property, plant and equipment, net                                               61,875                   60,550
Notes receivable, long-term                                                             75                       75
                                                                          -----------------------------------------------
Total assets                                                                    $  154,203               $  140,743
                                                                          ===============================================
Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit facility                                                    $        -               $    2,901
   Current maturities of long-term debt                                                 91                       91
   Accounts payable                                                                 15,617                   14,715
   Dividends payable                                                                 3,101                    2,773
   Accrued liabilities                                                              24,638                   19,038
                                                                          -----------------------------------------------
Total current liabilities                                                           43,447                   39,518

Other long-term liabilities                                                             76                      121
Deferred tax liabilities                                                             4,093                    4,582
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 7,500,000 shares authorized, no
     shares issued                                                                       -                        -
   Common stock, $.004 par value, 75,000,000 shares authorized,
     17,156,400 and 17,208,733 issued and outstanding at June 30, 2009
     and December 31, 2008, respectively                                                71                       71
   Additional paid-in capital                                                            -                      538
   Accumulated other comprehensive income, net of tax                                1,059                      778
   Retained earnings                                                               105,457                   95,135
                                                                          -----------------------------------------------
Total stockholders' equity                                                         106,587                   96,522
                                                                          -----------------------------------------------
Total liabilities and stockholders' equity                                      $  154,203               $  140,743
                                                                          ===============================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                                                    Three Months Ended                             Six Months Ended
                                           June 30, 2009          June 30, 2008           June 30, 2009         June 30, 2008
                                          -------------------------------------------------------------------------------------
                                                                  (in thousands, except per share data)
Net sales                                     $  68,597              $  74,781              $  132,562            $  140,237

Cost of sales                                    50,493                 56,791                  97,524               106,595
                                          ----------------       ----------------        ----------------      ----------------
Gross profit                                     18,104                 17,990                  35,038                33,642

Selling, general and
   administrative expenses                        6,793                  6,129                  13,328                12,031
                                          ----------------       ----------------        ----------------      ----------------
Income from operations                           11,311                 11,861                  21,710                21,611

Interest expense                                      -                    (16)                     (9)                  (19)

Interest income                                       7                      6                       7                    27

Other income (expense), net                         (71)                   117                     174                   247
                                          ----------------       ----------------        ----------------      ----------------
Income before income taxes                       11,247                 11,968                  21,882                21,866

Income tax provision                              4,150                  4,208                   8,057                 7,672
                                          ----------------       ----------------        ----------------      ----------------
Net income                                    $   7,097              $   7,760              $   13,825            $   14,194
                                          ================       ================        ================      ================

Earnings per share:
   Basic                                      $    0.41              $    0.43              $     0.80            $     0.79
                                          ================       ================        ================      ================
   Diluted                                    $    0.41              $    0.43              $     0.80            $     0.78
                                          ================       ================        ================      ================

Cash dividends declared per common share:     $    0.18              $    0.16              $     0.18            $     0.16
                                          ================       ================        ================      ================

Weighted average shares outstanding:
   Basic                                         17,170                 17,740                  17,179                17,894
                                          ================       ================        ================      ================
   Diluted                                       17,315                 18,145                  17,325                18,302
                                          ================       ================        ================      ================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (unaudited)
                                                                                   Accumulated
                                                                                      Other
                                               Common Stock          Paid-in      Comprehensive      Retained
                                           Shares        Amount      Capital          Income         Earnings        Total
                                       --------------------------------------------------------------------------------------
                                                                          (in thousands)
Balance at December 31, 2008               17,209        $   71      $   538        $    778        $  95,135     $  96,522
Comprehensive income:
   Net income                                   -             -            -               -           13,825        13,825
   Foreign currency translation
     adjustment                                 -             -            -             281                -           281
                                                                                                                -------------
Total comprehensive income                                                                                           14,106
Stock options exercised and restricted
   stock awards vested, including tax
   benefits                                    47             -          503               -                -           503
Share-based compensation                        -             -          419               -                -           419
Stock repurchased and retired                (100)            -       (1,460)              -             (402)       (1,862)
Dividends declared                              -             -            -               -           (3,101)       (3,101)
                                       --------------------------------------------------------------------------------------
Balance at June 30, 2009                   17,156        $   71      $     -        $  1,059        $ 105,457     $ 106,587
                                       ======================================================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                       Six Months Ended
                                                                          June 30, 2009                June 30, 2008
                                                                   --------------------------------------------------------
                                                                                        (in thousands)
Operating Activities
   Net income                                                                $  13,825                    $  14,194
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                           4,564                        4,838
          Provision for losses on accounts receivable                              634                           13
          Share-based compensation                                                 419                          413
          Excess tax benefits from stock options exercised
            and restricted stock awards vested                                    (180)                        (229)
          Gain on disposition of assets                                              -                           (1)
          Deferred income taxes                                                 (1,103)                        (615)
          Changes in assets and liabilities:
              Accounts receivable                                               (3,047)                     (10,832)
              Inventories, net                                                   5,058                          414
              Prepaid expenses and other                                          (290)                        (283)
              Accounts payable                                                     808                        3,393
              Accrued liabilities                                                5,763                        5,279
                                                                   --------------------------------------------------------
     Net cash provided by operating activities                                  26,451                       16,584
                                                                   --------------------------------------------------------

Investing Activities
     Proceeds from sale of property, plant and equipment                             -                            1
     Capital expenditures                                                       (5,803)                      (1,390)
                                                                   --------------------------------------------------------
     Net cash used in investing activities                                      (5,803)                      (1,389)
                                                                   --------------------------------------------------------

Financing Activities
     Borrowings under revolving credit facility                                  9,972                       12,853
     Payments under revolving credit facility                                  (12,873)                      (8,766)
     Payments of long-term debt                                                    (45)                         (45)
     Stock options exercised                                                       323                          394
     Excess tax benefits from stock options exercised
       and restricted stock awards vested                                          180                          229
     Repurchase of stock                                                        (1,862)                     (17,264)
     Cash dividends paid to stockholders                                        (2,773)                      (2,943)
                                                                   --------------------------------------------------------
     Net cash used in financing activities                                      (7,078)                     (15,542)
                                                                   --------------------------------------------------------
Effect of exchange rate on cash                                                     81                          (27)
                                                                   --------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            13,651                         (374)
                                                                   --------------------------------------------------------
Cash and cash equivalents, beginning of year                                       269                          879
                                                                   --------------------------------------------------------
Cash and cash equivalents, end of period                                     $  13,920                    $     505
                                                                   ========================================================

        The accompanying notes are an integral part of these statements.

                          AAON, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  June 30, 2009
                                   (unaudited)

1.   Basis of Presentation

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our subsidiaries include AAON, Inc., an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation, AAON Canada, Inc., d/b/a Air Wise, an Ontario corporation and AAON Properties, Inc., an Ontario corporation. AAON Properties is the lessor of property in Burlington, Ontario, Canada, to AAON Canada. The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries. Unless the context otherwise requires, references in this Quarterly Report to "AAON," the "Company", "we," "us," "our" or "ours" refer to AAON, Inc., and our subsidiaries.

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2008, filed with the SEC. In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Subsequent Events

We have determined that no subsequent events which require recognition or disclosure in our Consolidated Financial Statements exist as of August 10, 2009, the date of issuance for the financial statements.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R"), which replaced FASB Statement 141, Business Combinations. This statement significantly changed the accounting for business combinations and noncontrolling interests. Among other things, when compared to the predecessor guidance SFAS 141R requires (i) more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, and (iii) acquirer in preacquisition periods to expense all acquisition-related costs. SFAS 141R must be applied prospectively for fiscal years beginning after December 15, 2008. Adoption of SFAS 141R did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 was required to be adopted no later than January 1, 2009. Adoption of SFAS 160 did not have a material impact on our Consolidated Financial Statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 ("SFAS 167"), which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. SFAS 167 will be effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of SFAS 167 to have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"), which will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS 168 will be effective for reporting periods ending after September 15, 2009.

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

                                                                            June 30,                       December 31,
                                                                              2009                             2008
                                                                      ------------------------------------------------------
                                                                                          (in thousands)
Accounts receivable                                                        $  42,689                        $  39,599
Less: Allowance for doubtful accounts                                         (1,427)                            (795)
                                                                      ------------------------------------------------------
Total, net                                                                 $  41,262                        $  38,804
                                                                      ======================================================

                                                                                         Six Months Ended
                                                                          June 30, 2009                    June 30, 2008
                                                                      ------------------------------------------------------
                                                                                          (in thousands)
Allowance for doubtful accounts:
     Balance, beginning of period                                          $     795                        $     407
     Provision for losses on accounts receivable                                 330                              326
     Adjustments to provision                                                    304                             (313)
     Accounts receivable written off, net of recoveries                           (2)                            (126)
                                                                      ------------------------------------------------------
Balance, end of period                                                     $   1,427                        $     294
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

                                                                            June 30,                       December 31,
                                                                              2009                             2008
                                                                      ------------------------------------------------------
                                                                                          (in thousands)
Raw materials                                                              $  29,055                        $  32,212
Work in process                                                                1,686                            2,545
Finished goods                                                                 1,605                            1,975
                                                                      ------------------------------------------------------
                                                                              32,346                           36,732
Less: Allowance for excess and obsolete inventories                             (989)                            (350)
                                                                      ------------------------------------------------------
Total, net                                                                 $  31,357                        $  36,382
                                                                      ======================================================

                                                                                         Six Months Ended
                                                                            June 30,                         June 30,
                                                                              2009                             2008
                                                                      ------------------------------------------------------
                                                                                          (in thousands)
Allowance for excess and obsolete inventories:
     Balance, beginning of period                                          $     350                        $     350
     Provision for excess and obsolete inventories                             1,039                              200
     Adjustments to reserve                                                     (400)                            (200)
                                                                      ------------------------------------------------------
Balance, end of period                                                     $     989                        $     350
                                                                      ======================================================

We increased our allowance for excess and obsolete inventories due to materials from our Canadian facility that will not be utilized at either our Tulsa or Longview locations.

4. Accrued Liabilities

Accrued liabilities are as follows:

                                                                            June 30,                       December 31,
                                                                              2009                             2008
                                                                      ------------------------------------------------------
                                                                                          (in thousands)
Warranty                                                                   $   7,000                        $   6,589
Commissions                                                                    9,811                            8,816
Payroll                                                                        3,754                            1,883
Income taxes                                                                      69                                -
Workers' compensation                                                            613                              610
Medical self-insurance                                                         1,191                              886
Employee benefits and other                                                    2,200                              254
                                                                      ------------------------------------------------------
Total                                                                      $  24,638                        $  19,038
                                                                      ======================================================

5.  Supplemental Cash Flow Information

Interest payments of approximately $9,000 and $19,000 were made for the six months ended June 30, 2009 and 2008, respectively. Payments for income taxes of $5.7 million and $4.7 million were made during the six months ended June 30, 2009 and 2008, respectively. Dividends payable of $3.1 million and $2.8 million were accrued as of June 30, 2009 and 2008 and paid in July 2009 and 2008, respectively.

6.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling $1.0 million. The letter of credit was a requirement of our workers compensation insurance and has been renewed and will expire December 31, 2009. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at our election (1.92% at June 30, 2009). No fees are associated with the unused portion of the committed amount.

At June 30, 2009, we did not have an outstanding balance under the revolving credit facility. At December 31, 2008, we had $2.9 million borrowed under the revolving credit facility. Borrowings available under the revolving credit facility at June 30, 2009 were $14.2 million. At June 30, 2009, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At June 30, 2009 our tangible net worth was $106.6 million. Our total liabilities to tangible net worth ratio was 2:5. Our working capital was $48.8 million. On July 30, 2009, we renewed the line of credit with a maturity date of July 30, 2010 with terms substantially consistent with the previous agreement.

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

We recognized approximately $124,000 and $105,000 for the three months ended and approximately $228,000 and $229,000 for the six months ended June 30, 2009 and 2008, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income. The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2009 is $1.2 million and is expected to be recognized over a weighted-average period of 2.2 years.

The following assumptions were used to determine the fair value of the unvested stock options on the original grant date for expense recognition purposes for options:

                                                          Six Months Ended
                                            June 30, 2009                  June 30, 2008
                                      --------------------------------------------------------
Directors and Officers:
     Expected dividend yield                      1.93%                          1.71%
     Expected volatility                         47.47%                         43.52%
     Risk-free interest rate                      2.53%                          2.84%
     Expected life                            7.0 years                      8.0 years
     Forfeiture rate                                 0%                             0%
Employees:
     Expected dividend yield                      1.93%                          1.71%
     Expected volatility                         46.94%                         42.55%
     Risk-free interest rate                      2.62%                          2.84%
     Expected life                            8.0 years                      6.3 years
     Forfeiture rate                                31%                            28%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock.

A summary of stock options outstanding is as follows:

                                               Options Outstanding                                  Options Exercisable
                         ---------------------------------------------------------------    -----------------------------------
                                               Weighted
                                                Average         Weighted                                              Weighted
                               Number          Remaining         Average       Aggregate             Number            Average
       Range of            Outstanding at     Contractual       Exercise       Intrinsic         Exercisable at       Exercise
    Exercise Prices        June 30, 2009          Life            Price          Value           June 30, 2009          Price
-------------------------------------------------------------------------------------------------------------------------------
  $ 0.00 - $ 3.85                  72,388           0.28         $  3.85         $ 16.07                 72,388        $  3.85
  $ 5.73 - $11.29                 151,963           3.79            9.21           10.71                133,663           8.98
  $11.40 - $12.00                  33,900           6.21           11.60            8.32                 22,500          11.64
  $13.60 - $15.55                 134,500           8.74           15.13            4.79                 30,900          14.66
  $15.99 - $19.46                 219,250           7.53           17.25            2.67                 84,300          17.44
  $21.01 - $21.42                  12,500           9.25           21.20           (1.28)                   900          21.01
                         ------------------------------------------------------------------------------------------------------
         Total                    624,501           6.00         $ 13.06         $  9.23                344,651        $ 10.69
                         ======================================================================================================

A summary of stock option activity is as follows:

                                                                                  Weighted
                                                                                   Average
                                                                                  Remaining          Aggregate
                                                          Weighted Average       Contractual         Intrinsic
                                          Shares           Exercise Price           Term            Value ($000)
                                     ----------------    ------------------    ----------------    --------------
Outstanding at January 1, 2009               579,576             $   12.29
      Granted                                 93,000                 15.92
      Exercised                              (40,675)                 7.93
      Forfeited or Expired                    (7,400)                16.92
                                     ----------------    ------------------
Outstanding at June 30, 2009                 624,501                 13.06                6.00           $ 4,285
                                     ================    ==================    ================    ==============
Exercisable at June 30, 2009                 344,651             $   10.69                4.19           $ 3,182
                                     ================    ==================    ================    ==============

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and 2008 was $6.87 and $6.69, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $0.9 million and $0.7 million, respectively. The cash received from options exercised during the six months ended June 30, 2009 and 2008, was $0.3 million and $0.4 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:
                                                             Weighted Average
                                                                Grant Date
                                        Shares                  Fair Value
                                  -----------------       ----------------------
Unvested at January 1, 2009            242,600                   $  6.68
     Granted                            93,000                      6.87
     Vested                            (50,350)                     6.51
     Forfeited                          (5,400)                     6.41
                                  -----------------       ----------------------
Unvested at June 30, 2009              279,850                   $  6.78
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

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period. We recognized approximately $89,000 and $68,000 for the three months ended and approximately $173,000 and $184,000 for the six months ended June 30, 2009 and 2008, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income. In addition, as of June 30, 2009, unrecognized compensation cost related to unvested restricted stock awards was approximately $658,000 which is expected to be recognized over a weighted average period of 1.6 years.

A summary of the unvested restricted stock awards is as follows:

                                                                  Shares
                                                          ----------------------
Unvested at January 1, 2009                                             42,450
     Granted                                                             7,350
     Vested                                                            (14,550)
     Forfeited                                                               -
                                                          ----------------------
Unvested at June 30, 2009                                               35,250
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

                                                   Three Months Ended                     Six Months Ended
                                            June 30, 2009     June 30, 2008      June 30, 2009       June 30, 2008
                                            -------------------------------------------------------------------------
                                                        (in thousands, except share and per share data)
Numerator:

Net income                                      $   7,097         $   7,760          $  13,825           $  14,194

Denominator:
Denominator for basic earnings
per share -
    Weighted average shares                    17,170,274        17,740,165         17,179,402          17,894,388
Effect of dilutive employee stock options
and restricted stock awards                       145,191           405,321            145,864             407,821
                                            --------------    --------------     --------------      --------------
Denominator for diluted earnings per
share -
    Weighted average shares                    17,315,465        18,145,486         17,325,266          18,302,209
                                            ==============    ==============     ==============      ==============
Earnings per share:
    Basic                                       $    0.41         $    0.43          $    0.80           $    0.79
                                            ==============    ==============     ==============      ==============
    Diluted                                     $    0.41         $    0.43          $    0.80           $    0.78
                                            ==============    ==============     ==============      ==============

Anti-dilutive shares                                                                   319,800             309,400
                                                                                 ==============      ==============
Weighted average exercise price                                                      $   16.25           $   16.78
                                                                                 ==============      ==============

9.  Income Taxes

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, we adopted FIN 48. The total amount of unrecognized tax benefits at June 30, 2009, is approximately $50,000 related to tax positions for which it is reasonably possible that the total amounts could significantly decrease during the next twelve months. This amount represents the unrecognized tax benefits comprised of items related to determination of state nexus and intercompany charges.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2009, we had accrued approximately $6,000 for the potential payment of interest and did not have any accruals for penalties.

As of June 30, 2009, we are subject to U.S. Federal income tax examinations for the tax years 2005 through 2008, and to non-U.S. income tax examinations for the tax years of 2005 through 2008. In addition, we are subject to state and local income tax examinations for the tax years 2004 through 2008.

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

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions. Through June 30, 2009, we repurchased a total of 1,717,804 shares under this program for an aggregate price of $34,192,008, or an average price of $19.90 per share. We purchased the shares at the current market price.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through June 30, 2009, we repurchased 695,718 shares for an aggregate price of $11,296,248, or an average price of $16.24 per share. We purchased the shares at the current market price.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold. Through June 30, 2009, we repurchased 350,375 shares for an aggregate price of $7,167,623, or an average price of $20.46 per share. We purchased the shares at the current market price.

11. Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, will not have a material effect on our results of operations or financial position.

12. Commitments and Contractual Agreements

We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts. In the normal course of business we expect to purchase approximately $11.2 million in the form of legally binding copper and aluminum (3.7 million pounds of aluminum or $2.9 million) commitments during 2009 and 2010.

We are locked into the following legally binding copper commitments:

              Pounds              Price                  Total
          -----------------------------------------------------------
                      (in thousands, except pricing data)

               2,250             2.3830                $  5,362
                 720             2.4090                   1,734
                 180             2.0225                     363
                 150             2.2458                     337
                  75             1.8200                     136
                  75             1.8195                     136
                  36             1.8160                      65
                  25             1.8260                      46
                  25             1.8290                      46
                  25             1.8315                      46

                                                 --------------------
                                                       $  8,271
                                                 ====================

13.  Canadian Facility

On May 18, 2009 we announced the closure of our Canadian facility and filed an 8-K to that effect. At the same time, we notified the 47 Canadian employees of the expected closure date of July 23, 2009. We accrued and expect to pay $0.3 million, to the 42 remaining full-time employees as of June 30, 2009, in closure costs related to employee termination benefits in accordance with Canadian labor laws and regulations. The full amount was charged to expense in the second quarter. The closure costs are included in income from continuing operations in the income statement. As of June 30, 2009, no benefits have been charged against the liability.

We will also incur costs related to the business assets as a result of the facility closure. These costs are primarily composed of costs to move and sell equipment, costs to move and dispose of inventory and fees to sell the facility. Before the facility is closed, we will transfer some of its equipment to our Tulsa location and sell any remaining equipment. Additionally, we will transfer any remaining inventory that can be utilized at our Tulsa and Longview locations. We increased our allowance for excess and obsolete inventories for items that we do not plan to transfer to our other locations. The facility will be available for sale upon completion of our manufacturing operations in third quarter 2009. We have not yet contracted with a realtor; however we plan to sell the property within one year of the Canadian facility's closure.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2009 and 2008 due to the economic environment. We attempt to limit the impact of price fluctuations on these materials by entering cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months. We have entered into contracts that are both above and below the average index price as of June 30, 2009. Prices decreased by approximately 47% for steel, 74% for aluminum and 38% for copper from June 30, 2008 to June 30, 2009. The lower commodity prices have contributed to our lower cost of goods sold and higher gross profit.

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

Our office facilities consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/ warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma ("the original facility"), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building ("the expansion facility") located across the street from the original facility at 2440 S. Yukon Avenue. We previously leased 61% of the expansion facility to a third party. Upon expiration of the lease on May 31, 2009, we began renovations on the expansion facility to give us increased manufacturing capacity. Our 2009 capital expenditures budget reflects the projected outlay to remodel the facility.

Other operations are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 258,000 square feet (251,000 sq. ft. of manufacturing/ warehouse and 7,000 sq. ft. of office space). An additional 15 acres of land was purchased for future expansion in 2004 and 2005 in Longview, Texas.

Our operations in Burlington, Ontario, Canada, are located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility on a 5.6 acre tract of land. The facility will be available for sale upon completion of our manufacturing operations in third quarter 2009. We have not yet contracted with a realtor; however we plan to sell the property within one year of the Canadian facility's closure.

Set forth below is unaudited income statement information for the periods ended June 30, 2009 and 2008:

                                                  Three Months Ended                               Six Months Ended
                                         June 30, 2009          June 30, 2008            June 30, 2009           June 30, 2008
                                      -------------------    -------------------    ---------------------   ---------------------
                                                                           (In thousands)
Net sales                               $68,597     100%       $74,781     100%        $132,562     100%       $140,237     100%

Cost of sales                            50,493    73.6%        56,791    75.9%          97,524    73.6%        106,595    76.0%
                                      ---------- --------    ---------- --------    ------------ --------   ------------ --------
Gross profit                             18,104    26.4%        17,990    24.1%          35,038    26.4%         33,642    24.0%

Selling, general and administrative
expenses                                  6,793     9.9%         6,129     8.2%          13,328    10.0%         12,031     8.6%
                                      ---------- --------    ---------- --------    ------------ --------   ------------ --------
Income from operations                   11,311    16.5%        11,861    15.9%          21,710    16.4%         21,611    15.4%

Interest expense                              -     0.0%           (16)    0.0%              (9)    0.0%            (19)    0.0%
Interest income                               7     0.0%             6     0.0%               7     0.0%             27     0.0%
Other income (expense), net                 (71)   (0.1)%          117     0.1%             174     0.1%            247     0.2%
                                      ---------- --------    ---------- --------    ------------ --------   ------------ --------
Income before income taxes               11,247    16.4%        11,968    16.0%          21,882    16.5%         21,866    15.6%
Income tax provision                      4,150     6.1%         4,208     5.6%           8,057     6.1%          7,672     5.5%
                                      ---------- --------    ---------- --------    ------------ --------   ------------ --------

Net income                              $ 7,097    10.3%       $ 7,760    10.4%        $ 13,825    10.4%       $ 14,194    10.1%
                                      ========== ========    ========== ========    ============ ========   ============ ========

Results of Operations

Key events impacting our cash balance, financial condition, and results of operations for the six months ended June 30, 2009, include the following:

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

     o In February 2006, the Board of Directors initiated a program of semi-annual cash dividend payments. Cash dividend payments of $5.8 million were made in 2008 and $2.8 million in 2009. Cash dividends of $3.1 million were declared and accrued for in June 2009, and paid in July 2009. In May 2009, the Board of Directors increased the semi-annual cash dividend from $0.16 per share to $0.18 per share.

     o Stock repurchases from employee's 401(k) savings and investments plan were authorized in 2005. Stock repurchases from directors and officers were authorized in 2006. Stock repurchases from the open market were authorized in 2007. Total purchases resulted in cash payments of $1.9 million for the first six months of 2009. The cash received in the six months ended June 30, 2009 from options exercised was $0.3 million.

     o Purchases of equipment and expansion of facilities to create efficiencies remained a priority. Our capital expenditures were $5.8 million. Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production. We currently expect to spend approximately $7.0 million to $8.0 million on capital expenditures during 2009 for continued growth. A portion of our budgeted capital expenditures will be spent expanding our manufacturing facilities in Tulsa. Such expansion provides manufacturing capacity to increase production of our products traditionally manufactured in Tulsa. The expansion also provides operational flexibility for us to establish production lines in Tulsa to manufacture custom products which are currently being manufactured at our Canadian facilities. We expect to close our Canadian facility in third quarter of 2009.

Net Sales

Net sales decreased $6.2 million or 8.3% to $68.6 million from $74.8 million for the three months ended, and decreased $7.6 million or 5.4% to $132.6 million from $140.2 million for the six months ended June 30, 2009, compared to the same periods in 2008. The decrease in net sales was a result of the current economic environment and lower sales from our Canadian operations.

Gross Profit

Gross profit increased $0.1 million or 0.6% to $18.1 million from $18.0 million for the three months ended, and increased $1.4 million or 4.2% to $35.0 million from $33.6 million for the six months ended June 30, 2009, compared to the same periods in 2008. As a percentage of sales, gross margins were 26.4% compared to 24.1% for the three months ended, and 26.4% compared to 24.0% for the six months ended June 30, 2009 and 2008, respectively. The increase in gross margins for the three months and six months was primarily a result of lower material costs and production and labor efficiencies which offset expenses related to the Canadian facility closure.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2009 and 2008 due to the economic environment. We attempt to limit the impact of price fluctuations on these materials by entering cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months. We have entered into contracts that are both above and below the average index price as of June 30, 2009. Prices decreased by approximately 47% for steel, 74% for aluminum and 38% for copper from June 30, 2008 to June 30, 2009. The lower commodity prices have contributed to our lower cost of goods sold and higher gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.7 million or 11.5% to $6.8 million from $6.1 million for the three months ended, and increased $1.3 million or 10.8% to $13.3 million from $12.0 million for the six months ended June 30, 2009, compared to the same periods in 2008. The change was primarily due to an increase in warranty expense related to higher trade sales, bad debt expense to increase the bad debt reserve and sales related expenses.

Other Income (Expense)

Other expense increased approximately $188,000 to $71,000 compared to other income of approximately $117,000 for the three months ended June 30, 2009 and 2008, respectively. Other income decreased approximately $73,000 to $174,000 from $247,000 for the six months ended June 30, 2009, compared to the same periods in 2008. The increase in other expense was primarily related to foreign currency losses that resulted from operations in Canada in 2009 and 2008.

Other income is primarily attributable to rental income from our expansion facility which we received through the lease expiration on May 31, 2009. All expenses associated with the facility that are allocated to the rental portion of the building are included in other income. We previously leased 61% of the expansion facility to at third party. Upon expiration of the lease, we began renovations on the expansion facility to give us increased manufacturing capacity. Our 2009 capital expenditures budget reflects the projected outlay to remodel the facility.

Analysis of Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and occasionally, based on current liquidity at the time, the revolving bank line of credit.

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling $1.0 million. The letter of credit was a requirement of our workers compensation insurance which has been renewed and will expire December 31, 2009. Interest on borrowings is payable monthly at the Wall Street Journal prime rate less 0.5% or LIBOR plus 1.6%, at our election (1.92% at June 30, 2009). No fees are associated with the unused portion of the committed amount.

At June 30, 2009, we did not have an outstanding balance under the revolving credit facility. At December 31, 2008, we had $2.9 million borrowed under the revolving credit facility. Borrowings available under the revolving credit facility at June 30, 2009 were $14.2 million. At June 30, 2009 and 2008, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At June 30, 2009 our tangible net worth was $106.6 million. Our total liabilities to tangible net worth ratio was 2:5. Our working capital was $48.8 million. On July 30, 2009, we renewed the line of credit with a maturity date of July 30, 2010 with terms substantially consistent with the previous agreement.

Management believes our projected cash flows from operations and bank revolving credit facility, or comparable financing, will provide the necessary liquidity and capital resources for fiscal year 2009 and the foreseeable future. Our belief that we will have the necessary liquidity and capital resources is based upon our knowledge of the heating, ventilation, and air conditioning ("HVAC") industry and our place in that industry, our ability to limit the growth of our business if necessary, our ability to adjust dividend cash payments, and our relationship with the existing bank lender. For information concerning our revolving credit facility at June 30, 2009, see Note 6 to our Consolidated Financial Statements, Revolving Credit Facility.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities increased in the six months ended June 30, 2009, by $9.9 million from the six months ended June 30, 2008. The increase was primarily due to changes in accounts receivable and provision for losses on accounts receivable, inventories, accrued liabilities and accounts receivable.

Cash Flows Used in Investing Activities. Cash flows used in investing activities were $5.8 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. The increase in cash flows used in investing activities in 2009 was related to higher capital expenditures of $5.8 million for additions to machinery and equipment and manufacturing facilities, compared to $1.4 million for the same period in 2008. Capital expenditures in 2008 related to a building expansion and additions of machinery and equipment to further automate production. Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies. We have budgeted capital expenditures of approximately $7.0 million to $8.0 million in 2009 to complete the building expansion that started in 2008, for our building renovation of the previously third party leased production facility, and for machinery and equipment purchases. We expect our cash requirements to be provided from cash flows from operations.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $7.1 million and $15.5 million for the six months ended June 30, 2009 and 2008, respectively. The decrease of cash used in financing activities is primarily due to fewer repurchases of our stock during the period.

We repurchased shares of stock from employees' 401(k) savings and investment plan, from directors and officers and the open market for the six months ended June 30, 2009 in the amount of $1.9 million for 100,358 shares of stock. There were shares of stock repurchased for a total of $17.3 million for the same period in 2008.

We received cash from stock options exercised of $0.3 million and classified the excess tax benefit of stock options exercised and restricted stock awards vested of $0.2 million in financing activities for the six months ended June 30, 2009. The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the six months ended June 30, 2009. The cash received from stock options exercised for the same period in 2008 was $0.4 million and the excess tax benefit of stock options exercised and restricted stock awards vested was approximately $0.2 million.

Cash dividends were declared in December 2008 and were paid in January 2009 in the amount of $2.8 million. Cash dividends of $3.1 million were declared on May 19, 2009, and accrued then paid on July 2, 2009, to shareholders of record on June 11, 2009. Cash dividends of $2.8 million were declared on May 20, 2008, and accrued then paid on July 3, 2008 to shareholders of record on June 12, 2008. Board of Director approval is required to determine the date of declaration and amount for each semi-annual payment.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R"), which replaced FASB Statement 141, Business Combinations. This statement significantly changed the accounting for business combinations and noncontrolling interests. Among other things, when compared to the predecessor guidance SFAS 141R requires (i) more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, and (iii) an acquirer in preacquisition periods to expense all acquisition-related costs. SFAS 141R must be applied prospectively for fiscal years beginning after December 15, 2008. Adoption of SFAS 141R did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 was required to be adopted no later than January 1, 2009. Adoption of SFAS 160 did not have a material impact on our Consolidated Financial Statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 ("SFAS 167"), which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. SFAS 167 will be effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of SFAS 167 to have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"), which will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS 168 will be effective for reporting periods ending after September 15, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon a prime or LIBOR rate. At June 30, 2009, we did not have an outstanding balance under the revolving credit facility.

Foreign sales accounted for less than 5% of our sales for the three months ended June 30, 2009, and we accept payment for such sales in U.S. and Canadian dollars; therefore, we believe we are not exposed to significant foreign currency exchange rate risk on these sales. Foreign currency transactions and financial statements are translated in accordance with FASB Statement No. 52, Foreign Currency Translation. We use the U.S. dollar as our functional currency, except for the Canadian subsidiaries, which use the Canadian dollar. Adjustments arising from translation of the Canadian subsidiaries' financial statements are reflected in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred. The exchange rate of the United States dollar to the Canadian dollar was $0.8635 and $0.9881 at June 30, 2009 and 2008, respectively.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2009 and 2008 due to the economic environment. We attempt to limit the impact of price fluctuations on these materials by entering cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months. We have entered into contracts that are both above and below the average index price as of June 30, 2009. Prices decreased by approximately 47% for steel, 74% for aluminum and 38% for copper from June 30, 2008 to June 30, 2009. The lower commodity prices have contributed to our lower cost of goods sold and higher gross profit.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of June 30, 2009.

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

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions at prevailing market prices. Through June 30, 2009, we repurchased a total of 1,717,804 shares under this program for an aggregate price of $34,192,008, or an average price of $19.90 per share. We purchased the shares at the current market price.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON's 401(k) savings and investment plan are entitled to have shares of AAON's stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through June 30, 2009, we repurchased 695,718 shares for an aggregate price of $11,296,248, or an average price of $16.24 per share. We purchased the shares at the current market price.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options. The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold. Through June 30, 2009, we repurchased 350,375 shares for an aggregate price of $7,167,623, or an average price of $20.46 per share. We purchased the shares at the current market price.

Repurchases during the second quarter of 2009 were as follows:

                                                                                (d) Maximum
                                                        (c) Total Number         Number (or
                                                         of Shares (or       Approximate Dollar
                      (a) Total           (b)           Units) Purchased    Value) of Shares (or
                      Number of         Average            as Part of       Units) that May Yet
                     Shares (or       Price Paid            Publicly         Be Purchased Under
                       Units)          Per Share        Announced Plans         the Plans or
Period                Purchased        (or Unit)          or Programs             Programs
                    ------------------------------------------------------------------------------
April 2009              10,426           $ 17.77               10,426                   -

May 2009                 4,894             20.40                4,894                   -

June 2009               45,619             19.67               45,619                   -
                    ------------------------------------------------------------------------------
Total                   60,939           $ 19.40               60,939                   -
                    ==============================================================================


Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on May 19, 2009, Norman H. Asbjornson was reelected as a director for a three-year term by a vote of 12,188,282 shares "For", 4,107,288 shares "Against" and 299,368 shares "Abstain". In addition, at the Annual Meeting John B. Johnson, Jr. was reelected as a director for a three-year term by a vote of 12,558,321 shares "For", 3,737,241 shares "Against" and 299,376 shares "Abstain". Also, at the Annual Meeting Charles C. Stephenson, Jr. was reelected as a director for a three-year term by a vote of 16,291,177 shares "For", 3,706 shares "Against" and 300,055 shares "Abstain". Other directors whose terms of office continued after the meeting are: Paul K. Lackey, Jr. and A. H. McElroy II whose terms end in 2010, and Jack E. Short and Jerry R. Levine whose terms end in 2011.

Item 5.  Other Information.

On May 19, 2009, the Board of Directors voted to initiate a semi-annual cash dividend of $0.18 per share to the holders of our outstanding Common Stock as of the close of business on June 11, 2009, the record date, and payable on July 2, 2009. This semi-annual dividend reflects an increase from the prior year's semi-annual dividend of $0.16 per share.

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


                                           AAON, INC.



Dated: August 10, 2009                     By:     /s/ Norman H. Asbjornson
                                                --------------------------------
                                                       Norman H. Asbjornson
                                                          President/CEO



Dated: August 10, 2009                     By:     /s/ Kathy I. Sheffield
                                                --------------------------------
                                                       Kathy I. Sheffield
                                                       Vice President/CFO