Form 10-Q
period 2009-09-30
AAON INC
filed 2009-11-02
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number:  0-18953

AAON, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0448736
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes                                            No                                  Not Applicable      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer                                                                                                  Accelerated filer      X
Non-accelerated filer                                                                                                 Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                            No        X

As of October 22, 2009 registrant had outstanding a total of 17,217,971 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AAON, Inc., and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	September 30, 2009	December 31, 2008
	(in thousands except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$17,894	$269
Accounts receivable, net	35,728	38,804
Inventories, net	31,268	36,382
Prepaid expenses and other	960	428
Derivative assets	806	-
Assets held for sale, net	1,473	-
Deferred tax assets	4,638	4,235
Total current assets	92,767	80,118
Property, plant and equipment:
Land	1,328	2,153
Buildings	41,171	36,371
Machinery and equipment	90,331	87,219
Furniture and fixtures	7,407	7,076
Total property, plant and equipment	140,237	132,819
Less: Accumulated depreciation	79,008	72,269
Property, plant and equipment, net	61,229	60,550
Derivative assets	199	-
Notes receivable, long-term	75	75
Total assets	$154,270	$140,743
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$-	$2,901
Current maturities of long-term debt	91	91
Accounts payable	12,217	14,715
Dividends payable	-	2,773
Accrued liabilities	23,242	19,038
Total current liabilities	35,550	39,518
Long-term debt	8	121
Deferred tax liabilities	3,839	4,582
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.0001 par value, 7,500,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 75,000,000 shares authorized, 17,178,944 and 17,208,733 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	71	71
Additional paid-in capital	329	538
Accumulated other comprehensive income, net of tax	1,321	778
Retained earnings	113,152	95,135
Total stockholders’ equity	114,873	96,522
Total liabilities and stockholders’ equity	$154,270	$140,743

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands, except per share data)

Net sales	$58,492	$79,279	$191,054	$219,516

Cost of sales	40,764	59,261	138,288	165,856

Gross profit	17,728	20,018	52,766	53,660

Selling, general and
administrative expenses	5,313	7,294	18,641	19,325

Income from operations	12,415	12,724	34,125	34,335

Interest expense	-	(39)	(9)	(58)

Interest income	64	-	71	27

Other income (expense), net	(173)	169	1	416

Income before income taxes	12,306	12,854	34,188	34,720

Income tax provision	4,565	4,499	12,622	12,171

Net income	$7,741	$8,355	$21,566	$22,549

Earnings per share:
Basic	$0.45	$0.49	$1.26	$1.28
Diluted	$0.45	$0.47	$1.25	$1.25

Cash dividends declared per common share:	$0.00	$0.00	$0.18	$0.16

Weighted average shares outstanding:
Basic	17,175	17,264	17,178	17,683
Diluted	17,304	17,484	17,318	18,028

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(unaudited)

	Common Stock		Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
	(in thousands)
Balance at December 31, 2008	17,209	$71	$538	$778	$95,135	$96,522
Comprehensive income:
Net income	–	–	–	–	21,566	21,566
Foreign currency translation adjustment	–	–	–	543	–	543
Total comprehensive income						22,109
Stock options exercised and restricted stock awards vested, including tax benefits	104	–	1,260	–	–	1,260
Share-based compensation	–	–	631	–	–	631
Stock repurchased and retired	(134)	–	(2,100)	–	(448)	(2,548)
Dividends paid	–	–	–	–	(3,101)	(3,101)
Balance at September 30, 2009	17,179	$71	$329	$1,321	$113,152	$114,873

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(in thousands)
Operating Activities
Net income	$21,566	$22,549

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	6,682	7,151
Provision for losses on accounts receivable	603	568
Provision for excess and obsolete inventories	414	-
Share-based compensation	631	603
Excess tax benefits from stock options exercised
and restricted stock awards vested	(389)	(1,262)
Gain on disposition of assets	4	(11)
Unrealized gain on derivative assets	(1,005)	-
Deferred income taxes	(819)	(832)
Changes in assets and liabilities:
Accounts receivable	2,551	(9,904)
Inventories	4,742	(2,340)
Prepaid expenses and other	(532)	(75)
Accounts payable	(2,695)	6,687
Accrued liabilities	4,576	6,951
Net cash provided by operating activities	36,329	30,085

Investing Activities
Proceeds from sale of property, plant, and equipment	-	1
Capital expenditures	(8,644)	(5,475)
Net cash used in investing activities	(8,644)	(5,474)

Financing Activities
Borrowings under revolving credit facility	9,972	30,090
Payments under revolving credit facility	(12,873)	(27,650)
Payments of long-term debt	(113)	(68)
Stock options exercised	871	1,105
Excess tax benefits from stock options exercised
and restricted stock awards vested	389	1,262
Repurchases of stock	(2,548)	(24,082)
Cash dividends paid to stockholders	(5,874)	(5,791)
Net cash used in financing activities	(10,176)	(25,134)
Effect of exchange rate on cash	116	(26)
Net increase (decrease) in cash and cash equivalents	17,625	(549)
Cash and cash equivalents, beginning of year	269	879
Cash and cash equivalents, end of period	$17,894	$330

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2009
(unaudited)

1.   Basis of Presentation

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987.  Our subsidiaries include AAON, Inc., an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation, AAON Canada, Inc., d/b/a Air Wise, an Ontario corporation and AAON Properties, Inc., an Ontario corporation.  AAON Properties is the lessor of property in Burlington, Ontario, Canada to AAON Canada.  The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries.  Unless the context otherwise requires, references in this Quarterly Report to “AAON,” the “Company”, “we,” “us,” “our” or “ours” refer to AAON, Inc., and our subsidiaries.

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2008, filed with the SEC.  In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented.  Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Revenue Recognition

We recognize revenues from sales of products when the products are shipped and the title and risk of ownership pass to the customer.  Selling prices are fixed based on purchase orders or contractual agreements.   Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates.  For sales initiated by independent manufacturer representatives, we recognize revenues net of the representatives’ commission.  Our policy is to record the collection and payment of sales taxes through a liability account.

Currency

Foreign currency transactions and financial statements are translated in accordance with Financial Accounting Standards Board (“FASB”) Codification (“FASC”) Topic 830, Foreign Currency Matters.  We use the U.S. dollar as our functional currency, except for the Canadian subsidiaries, which use the Canadian dollar.  Adjustments arising from translation of the Canadian subsidiaries’ financial statements are reflected in accumulated other comprehensive income.  Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions denominated in Canadian currency are included in the results of operations as incurred.

Derivatives

We use derivatives to mitigate our exposure to volatility in copper prices. Fluctuations in copper commodity prices impact the value of the derivatives that we hold.  We are subject to gains which we record as derivative assets if the forward copper commodity prices increase and losses which we record as derivative liabilities if they decrease.  We record the fair value of the derivative position in the Consolidated Balance Sheets.  We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 16, Fair Value Measurements).   We did not designate the derivative as a cash flow hedge.  We record changes in the derivative’s fair value currently in earnings based on mark-to-market accounting.  The change in earnings is recorded to cost of sales in the Consolidated Statements of Income.  We do not use derivatives for speculative purposes.

Subsequent Events

We have determined that no subsequent events which require recognition or disclosure in our Consolidated Financial Statements exist as of November 2, 2009, the date of issuance for the financial statements.

New Accounting Pronouncements

In March 2008, the FASB issued FASC Topic 815, Derivatives and Hedging, formerly SFAS No. 161, (“FASC 815”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under prior guidance and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Adoption of FASC 815 did not have a material impact on our Consolidated Financial Statements (see Note 4, Derivatives).

In May 2009, the FASB issued FASC Topic 855, Subsequent Events, formerly SFAS 165 (“FASC 855”), which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  FASC 855 is effective for interim and annual periods ending after June 15, 2009.  We adopted FASC 855 for reporting in second quarter 2009.  Adoption of FASC 855 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, Topic 105 - Generally Accepted Accounting Principles (“ASU 2009-01”), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.  ASU 2009-01 is effective for reporting periods ending after September 15, 2009.  We adopted ASU 2009-01 for reporting in third quarter 2009.  The codification does not change or alter existing GAAP.  Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  ASU 2009-05 is effective for the first reporting period beginning after issuance.  We do not expect adoption of ASU 2009-05 to have a material impact on our Consolidated Financial Statements.

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Accounts receivable	$37,110	$39,599
Less: Allowance for doubtful accounts	(1,382)	(795)
Total, net	$35,728	$38,804

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$795	$407
Provision for losses on accounts receivable	491	526
Adjustments to provision	112	41
Accounts receivable written off, net of recoveries	(16)	(127)
Balance, end of period	$1,382	$847

3.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.  Inventory balances and the related changes in the allowance for excess and obsolete inventories account are as follows:
	September 30, 2009	December 31, 2008
	(in thousands)

Raw materials	$28,876	$32,212
Work in process	871	2,545
Finished goods	2,285	1,975
	32,032	36,732
Less: Allowance for excess and obsolete inventories	(764)	(350)
Total, net	$31,268	$36,382

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Allowance for excess and obsolete inventories:
Balance, beginning of period	$350	$350
Provision for excess and obsolete inventories	1,264	600
Adjustments to reserve	(850)	(600)
Balance, end of period	$764	$350

We increased our allowance for excess and obsolete inventories due to materials from our Canadian facility that will not be utilized at either our Tulsa or Longview locations.

4.  Derivatives

We entered into a derivative instrument during the third quarter 2009 with a large financial institution.  We do not use derivatives for speculative purposes.  The derivative mitigates our exposure to volatility in copper prices. The derivative is in the form of a commodity futures contract.  The derivative contract settles monthly beginning in January 2010 ending in December 2010.  Settlements equal the difference between the market price of copper and the contract price with the financial institution.  The contract is for a total of 2,250,000 pounds of copper at $2.383 per pound.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

We are subject to gains which we record as derivative assets if the forward copper commodity prices increase and losses which we record as derivative liabilities if they decrease.    At September 30, 2009, the forward copper commodity prices were higher than our contract price resulting in a gain or derivative asset.  We recognized the following derivative asset at fair value in the Consolidated Balance Sheets:

Type of Contract	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives not designated as hedging instruments:
Commodity futures contract	Derivative asset – Current	$806
Commodity futures contract	Derivative asset – Non-Current	199
Total Derivatives not designated as hedging instruments		$1,005

We did not designate the derivative as a cash flow hedge.  We recorded changes in the derivative’s fair value currently in earnings based on mark-to-market accounting.  We recorded the following unrealized gain on derivative assets at fair value in the Consolidated Statements of Income:

Type of Contract	Income Statement Location	Fair Value
		(in thousands)
Derivatives not designated as hedging instruments:
Commodity futures contract	Cost of sales	$1,005
Total Derivatives not designated as hedging instruments		$1,005

We used COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 16, Fair Value Measurements).

5. Accrued Liabilities

Accrued liabilities are as follows:
	September 30, 2009	December 31, 2008
	(in thousands)

Warranty	$6,500	$6,589
Commissions	9,586	8,816
Payroll	3,269	1,883
Workers’ compensation	555	610
Medical self-insurance	1,410	886
Employee benefits and other	1,922	254
Total	$23,242	$19,038

6.  Supplemental Cash Flow Information

Interest payments of approximately $9,000 and $58,000 were made for the nine months ended September 30, 2009 and 2008, respectively.  Payments for income taxes of $9.5 million and $8.8 million were made during the nine months ended September 30, 2009 and 2008, respectively.  Dividends payable of $3.1 million and $2.8 million were accrued as of June 30, 2009 and 2008 and paid in July 2009 and 2008, respectively.

7.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $1.0 million.  The letter of credit was a requirement of our workers compensation insurance and will expire December 31, 2009.  Interest on borrowings is payable monthly at the rate of 4% or LIBOR plus 2.5%, whichever is higher (4.00% at September 30, 2009).  No fees are associated with the unused portion of the committed amount.

At September 30, 2009, we did not have an outstanding balance under the revolving credit facility.  At December 31, 2008, we had $2.9 million borrowed under the revolving credit facility.  Borrowings available under the revolving credit facility at September 30, 2009 were $14.2 million.  At September 30, 2009, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2009 our tangible net worth was $114.9 million which meets the requirement of being at or above $75 million.  Our total liabilities to tangible net worth ratio was 1 to 3 which meets the requirement of 2 to 1.  Our working capital was $57.2 million which meets the requirement of being at or above $30 million.  On July 30, 2009, we renewed the line of credit with a maturity date of July 30, 2010 with terms substantially consistent with the previous agreement.

8. Share-Based Compensation

We have historically maintained a stock option plan for key employees, directors and consultants (the “1992 Plan”).  The 1992 Plan provided for 4.4 million shares of common stock to be issued under the plan.  Under the terms of the 1992 Plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant.  Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter.  Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant.  All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provides an additional 750,000 shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards.  Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan.  Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

We apply the provisions of FASC Topic 718, Compensation – Stock Compensation.  The compensation cost is based on the grant date fair value of stock options issued calculated using a Black-Scholes-Merton Option Pricing Model, or the grant date fair value of a restricted stock award less the present value of dividends.

We recognized approximately $135,000 and $107,000 for the three months ended and approximately $363,000 and $336,000 for the nine months ended September 30, 2009 and 2008, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income.  The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2009 is $1.1 million and is expected to be recognized over a weighted-average period of 2.2 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options:

	Nine Months Ended
	September 30, 2009	September 30, 2008

Directors and Officers:
Expected dividend yield	1.86%	1.69%
Expected volatility	47.47%	43.52%
Risk-free interest rate	2.53%	2.84%
Expected life	7.0 years	8.0 years
Forfeiture rate	0%	0%
Employees:
Expected dividend yield	1.86%	1.69%
Expected volatility	46.94%	42.55%
Risk-free interest rate	2.62%	2.84%
Expected life	8.0 years	6.3 years
Forfeiture rate	31%	28%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of stock options outstanding is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at September 30, 2009	Weighted Average Exercise Price

$0.00 – $3.85	57,375	0.03	$3.85	$16.23	57,375	$3.85
$5.73 – $11.29	120,613	3.66	9.12	10.96	104,113	8.84
$11.40 – $12.00	33,900	5.96	11.60	8.48	23,700	11.66
$13.60 – $15.55	131,500	8.47	15.13	4.95	30,900	14.66
$15.99 – $19.46	187,500	7.31	17.26	2.82	77,800	17.44
$21.01 – $21.42	12,500	8.99	21.20	(1.12)	1,800	21.01
Total	543,388	5.97	$13.26	$9.03	295,688	$11.05

A summary of stock option activity is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	579,576	$12.29
Granted	93,000	15.92
Exercised	(97,638)	8.92
Forfeited or Expired	(31,550)	16.69
Outstanding at September 30, 2009	543,388	13.26	5.97	$3,706
Exercisable at September 30, 2009	295,688	$11.05	4.20	$2,671

The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $6.87 and $6.69, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $2.1 million and $3.6 million, respectively.  The cash received from options exercised during the nine months ended September 30, 2009 and 2008, was $0.9 million and $1.1 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:
	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2009	242,600	$6.68
Granted	93,000	6.87
Vested	(58,350)	6.56
Forfeited	(29,550)	6.80
Unvested at September 30, 2009	247,700	$6.77

The Compensation Committee of the Board of Directors has authorized and issued restricted stock awards to our directors, officers and key employees. The restricted stock award program offers the opportunity to earn shares of AAON common stock over time, rather than options that give the right to purchase stock at a set price. Restricted stock awards granted to directors vest one-third each year.  All other restricted stock awards vest at a rate of 20% per year.  Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms.  The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  We recognized approximately $96,000 and $83,000 for the three months ended and approximately $268,000 and $267,000 for the nine months ended September 30, 2009 and 2008, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of September 30, 2009, unrecognized compensation cost related to unvested restricted stock awards was approximately $562,000 which is expected to be recognized over a weighted average period of 1.5 years.

A summary of the unvested restricted stock awards is as follows:
Shares

Unvested at January 1, 2009	42,450
Granted	7,350
Vested	(16,150)
Forfeited	-
Unvested at September 30, 2009	33,650

9.  Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands, except share and per share data)
Numerator:
Net income	$7,741	$8,355	$21,566	$22,549

Denominator:
Denominator for basic earnings per share – Weighted average shares	17,175,390	17,264,120	17,178,050	17,682,711
Effect of dilutive employee stock options and restricted stock awards	128,841	220,372	140,189	345,338
Denominator for diluted earnings per share – Weighted average shares	17,304,231	17,484,492	17,318,239	18,028,049
Earnings per share:
Basic	$0.45	$0.49	$1.26	$1.28
Diluted	$0.45	$0.47	$1.25	$1.25

Anti-dilutive shares			228,950	297,450
Weighted average exercise price			$15.63	$16.82

10.  Income Taxes

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions and account for income taxes in accordance with FASC Topic 740, Income Taxes.  As of September 30, 2009, we do not have any unrecognized tax benefits.  We do not expect to record any unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2009, we had accrued approximately $6,000 for the potential payment of interest and did not have any accruals for penalties.

As of September 30, 2009, we are subject to U.S. Federal income tax examinations for the tax years 2006 through 2008, and to non-U.S. income tax examinations for the tax years of 2006 through 2008.  In addition, we are subject to state and local income tax examinations for the tax years 2005 through 2008.

We do not have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

11. Stock Repurchase

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

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions.  Through September 30, 2009, we repurchased a total of 1,717,804 shares under this program for an aggregate price of $34,192,008, or an average price of $19.90 per share.  We purchased the shares at the current market price.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON’s 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees.  Through September 30, 2009, we repurchased 730,137 shares for an aggregate price of $12,010,026, or an average price of $16.45 per share.  We purchased the shares at the current market price.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold.  Through September 30, 2009, we repurchased 350,375 shares for an aggregate price of $7,167,623, or an average price of $20.46 per share.  We purchased the shares at the current market price.

12. Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability, if any, will not have a material effect on our results of operations or financial position.

13. Commitments and Contractual Agreements

We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations from our fixed price contracts.  These contracts are not accounted for as derivative instruments because they meet the normal purchases and sales exemption allowed by GAAP.   In the normal course of business we expect to purchase approximately $4.2 million in the form of legally binding copper and aluminum commitments.

We are locked into the following legally binding commitments:

Type	Period	Pounds	Price	Total
(in thousands, expect pricing data)

Aluminum	October 2009 – December 2010	2,843	0.8000	$2,274
Copper	October 2009 – December 2009	521	2.4090	1,256
Copper	October 2009 – December 2009	109	2.0225	220
Copper	October 2009 – December 2009	94	2.2458	212
Copper	October 2009 – December 2009	75	1.8200	136
Copper	October 2009 – December 2009	25	1.8260	46
Copper	October 2009 – December 2009	25	1.8290	46
Copper	October 2009 – December 2009	25	1.8315	46
Total				$4,236

14.  Canadian Facility

On May 18, 2009 we announced the closure of our Canadian facility and filed an 8-K to that effect. At the same time, we notified the 47 Canadian employees of the expected closure date of July 23, 2009.  We accrued and charged to expense $0.3 million through September 30, 2009, in closure costs related to employee termination benefits in accordance with Canadian labor laws and regulations.  The closure costs are included in income from continuing operations in the income statement.  The following changes were made to the accrual:
Balance
(in thousands)

Accrued employee termination benefits at June 30, 2009	$280
Additional accrual	12
Employee termination benefits paid	(157)
Accrued employee termination benefits at September 30, 2009	$135

15.  Assets Held For Sale

We reclassified certain fixed assets with a net book value of $1.5 million to held for sale upon closure of our Canadian manufacturing operations in September 2009.  The assets are valued at the lower of cost or market.  They include the building and land.  The carrying value of the building net of accumulated depreciation is $0.6 million.  We are no longer depreciating the building as of October 1, 2009.  The carrying value of the land is $0.9 million.   We have contracted with a realtor and plan to sell the property within one year.  The products previously manufactured at the Canadian facility will be produced by the Tulsa and Longview facilities in the future.

16.  Fair Value Measurements

We follow the provisions of FASC Topic 820, Fair Value Measurements and Disclosures related to financial assets and liabilities that are being measured and reported on a fair value basis.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). We are required to classify fair value measurements in one of the following categories:

Level 1 inputs which are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs which are defined as inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.

Level 3 inputs are defined as unobservable inputs for the assets or liabilities.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Derivatives

Our derivative assets consist of a forward purchase contract that is measured at fair value using the quoted prices in the COMEX commodity markets which is the lowest level of input significant to measurement.  The fair value and carrying amount of our derivative assets at September 30, 2009 is approximately $1.0 million.  The measurement is based on pricing for instruments similar but not identical to the contract we will settle.  These prices are based upon regularly traded commodities on COMEX.  Therefore we consider the market for our commodity futures contract to be active, yet the fair values are estimates and are not necessarily indicative of the amounts for which we could settle such instruments currently.

The following table presents the fair value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)

Assets:
Derivative assets	$-	$1,005	$-	$1,005

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force.  Demand for our products is influenced by national and regional economic and demographic factors.  The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6-18 months.  Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population.  When new construction is down, we emphasize the replacement market.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  The raw materials market was volatile during 2009 and 2008 due to the economic environment.  In addition to our derivative instrument, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials for use in our manufacturing operations from our fixed price contracts.  These contracts are not accounted for as derivative instruments because they meet the normal purchases and sales exemption allowed by GAAP.   We have entered into contracts that are both above and below the average index price as of September 30, 2009.  Prices decreased by approximately 49% for steel, 56% for aluminum and 27% for copper from September 30, 2008 to September 30, 2009.  The lower commodity prices have contributed to our lower cost of goods sold.

Selling, general, and administrative (“SG&A”) costs include our internal sales force, warranty costs, profit sharing and administrative expense.  Warranty expense is estimated based on historical trends and other factors.  Our product warranty is: the earlier of one year from the date of first use or 18 months from date of shipment for parts; an additional four years on compressors; 15 years on gas-fired heat exchangers; and 25 years on stainless steel heat exchangers.  Warranty charges on heat exchangers occur infrequently.

Our office facilities consist of a 337,000 square foot building (322,000 sq. ft. of manufacturing/ warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue, Tulsa, Oklahoma (“the original facility”), and a 563,000 square foot manufacturing/warehouse building and a 22,000 square foot office building (“the expansion facility”) located across the street from the original facility at 2440 S. Yukon Avenue.   We previously leased 61% of the expansion facility to a third party.  Upon expiration of the lease on May 31, 2009, we began renovations on the expansion facility to give us increased manufacturing capacity. Our 2009 capital expenditures budget reflects the projected outlay to remodel the facility.

Other operations are conducted in a plant/office building at 203-207 Gum Springs Road in Longview, Texas, containing 258,000 square feet (251,000 sq. ft. of manufacturing/ warehouse and 7,000 sq. ft. of office space).  An additional 15 acres of land was purchased for future expansion in 2004 and 2005 in Longview, Texas.

Our facility in Burlington, Ontario, Canada, is located at 279 Sumach Drive.  The facility consists of an 82,000 sq. ft. office/manufacturing facility on a 5.6 acre tract of land.  The facility was classified as available for sale upon closure of our manufacturing operations in third quarter 2009 (see Note 15, Assets Held For Sale).  We plan to sell the property within one year.

Set forth below is unaudited income statement information for the periods ended September 30, 2009 and 2008:

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	(In thousands)

Net sales	$58,492	100%	$79,279	100%	$191,054	100%	$219,516	100%

Cost of sales	40,764	69.7%	59,261	74.7%	138,288	72.4%	165,856	75.6%

Gross profit	17,728	30.3%	20,018	25.3%	52,766	27.6%	53,660	24.4%

Selling, general and administrative expenses	5,313	9.1%	7,294	9.3%	18,641	9.7%	19,325	8.8%

Income from operations	12,415	21.2%	12,724	16.0%	34,125	17.9%	34,335	15.6%

Interest expense	-	0.0%	(39)	0.0%	(9)	0.0%	(58)	0.0%
Interest income	64	0.1%	-	0.0%	71	0.0%	27	0.0%
Other income (expense), net	(173)	(0.3)%	169	0.2%	1	0.0%	416	0.2%

Income before income taxes	12,306	21.0%	12,854	16.2%	34,188	17.9%	34,720	15.8%
Income tax provision	4,565	7.8%	4,499	5.7%	12,622	6.6%	12,171	5.5%

Net income	$7,741	13.2%	$8,355	10.5%	$21,566	11.3%	$22,549	10.3%

Results of Operations
Key events impacting our cash balance, financial condition, and results of operations for the nine months ended September 30, 2009, include the following:
•
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

•
In February 2006, the Board of Directors initiated a program of semi-annual cash dividend payments. Cash dividend payments of $5.8 million were made in 2008 and $5.9 million in 2009.  Cash dividends of $3.1 million were declared and accrued for in June 2009, and paid in July 2009. In May 2009, the Board of Directors increased the semi-annual cash dividend from $0.16 per share to $0.18 per share.

•	Stock repurchases resulted in cash payments of $2.5 million. The cash received in the nine months ended September 30, 2009 from options exercised was $0.9 million.
•
Purchases of equipment and expansion of facilities to create efficiencies remained a priority. Our capital expenditures were $8.6 million.  Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production.  We currently expect to spend approximately $8.0 million to $9.0 million on capital expenditures during 2009 for continued growth.  A portion of our budgeted capital expenditures will be spent expanding our manufacturing facilities in Tulsa.  Such expansion provides manufacturing capacity to increase production of our products traditionally manufactured in Tulsa.  The expansion also provides operational flexibility for us to establish production lines in Tulsa to manufacture custom products which had been manufactured at our Canadian facilities.  We closed our manufacturing operations and reclassified our Canadian facility as held for sale in September 2009 (see Note 15 Assets Held For Sale).

Net Sales

Net sales decreased $20.8 million or 26% to $58.5 million from $79.3 million for the three months ended, and decreased $28.4 million or 13% to $191.1 million from $219.5 million for the nine months ended September 30, 2009, compared to the same periods in 2008. The decrease in net sales was a result of the decreased volume related to the current economic environment and lower sales from our Canadian operations.  The current economic environment has negatively impacted commercial construction markets with some projects delayed, postponed indefinitely or cancelled.  The replacement market has also been affected by customers delaying equipment replacement as a cost saving strategy.

Gross Profit

Gross profit decreased $2.3 million or 12% to $17.7 million from $20.0 million for the three months ended, and decreased $0.9 million or 2% to $52.8 million from $53.7 million for the nine months ended September 30, 2009, compared to the same periods in 2008.  As a percentage of sales, gross margins were 30.3% compared to 25.3% for the three months ended, and 27.6% compared to 24.4% for the nine months ended September 30, 2009 and 2008, respectively. The 20% increase in gross margin percentages for the three months and 13% increase for the nine months was primarily a result of lower material costs, improved production and labor efficiencies, a reduction in manufacturing related expenses and a $1.0 million unrealized gain from a derivative asset included in cost of sales (see Note 4 Derivatives) despite lower net sales and expenses associated with the Canadian facility closure.  Our gross margins as a percentage of sales excluding the unrealized gain were 28.6% compared to 25.3% for the three months ended, and 27.1% compared to 24.4% for the nine months ended September 30, 2009 and 2008, respectively.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  The raw materials market was volatile during 2009 and 2008 due to the economic environment.  In addition to our derivative instrument, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials for use in our manufacturing operations from our fixed price contracts.  These contracts are not accounted for as derivative instruments since they meet the normal purchases and sales exemption allowed by GAAP.   We have entered into contracts that are both above and below the average index price as of September 30, 2009.  Prices decreased by approximately 49% for steel, 56% for aluminum and 27% for copper from September 30, 2008 to September 30, 2009.  The lower commodity prices have contributed to our lower cost of goods sold and higher gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.0 million or 27% to $5.3 million from $7.3 million for the three months ended, and decreased $0.7 million or 4% to $18.6 million from $19.3 million for the nine months ended September 30, 2009, compared to the same periods in 2008.  The decrease was primarily due to a lower warranty expense related to fewer sales and sales related expenses.

Other Income (Expense)

Other expense increased approximately $342,000 to $173,000 compared to other income of $169,000 for the three months ended September 30, 2009 and 2008, respectively.  Other income decreased approximately $415,000 to $1,000 from $416,000 for the nine months ended September 30, 2009, compared to the same periods in 2008.  The decrease in other income (expense) was primarily related to the termination of the lease on our expansion facility.

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

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $1.0 million.  The letter of credit is a requirement of our workers compensation insurance and will expire December 31, 2009.  Interest on borrowings is payable monthly at the rate of 4% or LIBOR plus 2.5%, whichever is higher (4.00% at September 30, 2009).  No fees are associated with the unused portion of the committed amount.

At September 30, 2009, we did not have an outstanding balance under the revolving credit facility.  At December 31, 2008, we had $2.9 million borrowed under the revolving credit facility.  Borrowings available under the revolving credit facility at September 30, 2009 were $14.2 million.  At September 30, 2009 and 2008, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2009 our tangible net worth was $114.9 million which meets the requirement of being at or above $75 million.  Our total liabilities to tangible net worth ratio was 1 to 3 which meets the requirement of 2 to 1.  Our working capital was $57.2 million which meets the requirement of being at or above $30 million.  On July 30, 2009, we renewed the line of credit with a maturity date of July 30, 2010, with terms substantially consistent with the previous agreement.

Management believes our projected cash flows from operations and bank revolving credit facility, or comparable financing, will provide the necessary liquidity and capital resources for fiscal year 2009 and the foreseeable future.  Our belief that we will have the necessary liquidity and capital resources is based upon our knowledge of the heating, ventilation, and air conditioning (“HVAC”) industry and our place in that industry, our ability to limit the growth of our business if necessary, our ability to adjust dividend cash payments, and our relationship with the existing bank lender.  For information concerning our revolving credit facility at September 30, 2009 (see Note 7 Revolving Credit Facility).

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities increased in the nine months ended September 30, 2009, by $6.2 million from the nine months ended September 30, 2008. The increase was primarily due to changes in accounts receivable and provision for losses on accounts receivable, inventories, accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities.  Cash flows used in investing activities were $8.6 million and $5.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase in cash flows used in investing activities in 2009 was related to higher capital expenditures of $8.6 million for additions to machinery and equipment and manufacturing facilities, compared to $5.5 million for the same period in 2008. Capital expenditures in 2008 related to a building expansion and additions of machinery and equipment to further automate production.  Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies.  We have budgeted capital expenditures of approximately $8.0 million to $9.0 million in 2009 to complete the building expansion that started in 2008, our building renovation of the previously third party leased production facility, and machinery and equipment purchases.  We expect our cash requirements to be provided from cash flows from operations.

Cash Flows Used in Financing Activities.  Cash flows used in financing activities were $10.2 million and $25.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of cash used in financing activities is primarily due to a lower volume of stock repurchases during the period.

We repurchased shares of stock from employees’ 401(k) savings and investment plan, from directors and officers and the open market for the nine months ended September 30, 2009 in the amount of $2.5 million for 134,777 shares of stock. There were 1,171,272 shares of stock repurchased for a total of $24.1 million for the same period in 2008.

We received cash from stock options exercised of $0.9 million and classified the excess tax benefit of stock options exercised and restricted stock awards vested of $0.4 million in financing activities for the nine months ended September 30, 2009.  The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the nine months ended September 30, 2009.  The cash received from stock options exercised for the same period in 2008 was $1.1 million and the excess tax benefit of stock options exercised and restricted stock awards vested was approximately $1.3 million.

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

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in critical accounting policies or management estimates other than as related to derivatives stated below since the year ended December 31, 2008.

We have added the following accounting policies since December 31, 2008:

Derivatives

We use derivatives to mitigate our exposure to volatility in copper prices. Fluctuations in copper commodity prices impact the value of the derivatives that we hold.  We are subject to gains which we record as derivative assets if the forward copper commodity prices increase and losses which we record as derivative liabilities if they decrease.  We record the fair value of the derivative position in the Consolidated Balance Sheets.  We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 16, Fair Value Measurements).   We did not designate the derivative as a cash flow hedge.  We record changes in the derivative’s fair value currently in earnings based on mark-to-market accounting.  The change in earnings is recorded to cost of sales in the Consolidated Statements of Income.  We do not use derivatives for speculative purposes.

New Accounting Pronouncements

In March 2008, the FASB issued FASC Topic 815, Derivatives and Hedging, formerly SFAS No. 161, (“FASC 815”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under prior guidance and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Adoption of FASC 815 did not have a material impact on our Consolidated Financial Statements (see Note 4, Derivatives).

In May 2009, the FASB issued FASC Topic 855, Subsequent Events, formerly SFAS 165 (“FASC 855”), which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  FASC 855 is effective for interim and annual periods ending after June 15, 2009.  We adopted FASC 855 for reporting in second quarter 2009.  Adoption of FASC 855 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, Topic 105 - Generally Accepted Accounting Principles (“ASU 2009-01”), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.  ASU 2009-01 is effective for reporting periods ending after September 15, 2009.  We adopted ASU 2009-01 for reporting in third quarter 2009.  The codification does not change or alter existing GAAP.  Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  ASU 2009-05 is effective for the first reporting period beginning after issuance.  We do not expect adoption of ASU 2009-05 to have a material impact on our Consolidated Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “will”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon a prime or LIBOR rate.  At September 30, 2009, we did not have an outstanding balance under the revolving credit facility.

Foreign Currency Exchange Rate Risk

Foreign sales accounted for less than 5% of our sales for the nine months ended September 30, 2009, and we accept payment for such sales in U.S. and Canadian dollars; therefore, we believe we are not exposed to significant foreign currency exchange rate risk on these sales.  Foreign currency transactions and financial statements are translated in accordance with FASC Topic 830, Foreign Currency Matters.  We use the U.S. dollar as our functional currency, except for the Canadian subsidiaries, which use the Canadian dollar.  Adjustments arising from translation of the Canadian subsidiaries’ financial statements are reflected in accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.  Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.  The exchange rate of the United States dollar to the Canadian dollar was $0.9199 and $0.9624 at September 30, 2009 and 2008, respectively.

We do not utilize derivative financial instruments to hedge interest rate or foreign currency exchange rate risk.  We do use derivatives to economically hedge our commodity price risk.

Commodity Price Risk

We entered into a derivative instrument in the third quarter of 2009 with a large financial institution, to mitigate our exposure to volatility in copper prices. Fluctuations in copper commodity prices impact the value of the derivatives we hold.  We are subject to gains which we record as derivative assets if the forward copper commodity prices increase and losses which we record as derivative liabilities if they decrease. We do not use derivatives for speculative purposes.

At September 30, 2009, the commodity prices were higher than our contract price resulting in a gain or derivative assets.  The January through September 2010 monthly settlements totaling $0.8 million are recognized as current derivative assets and the October through December 2010 monthly settlements totaling $0.2 million are recognized as non-current derivative assets at fair value in the Consolidated Balance Sheets.  We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 16, Fair Value Measurements).   We did not designate the derivative as a cash flow hedge.  We record changes in the derivative’s fair value currently in earnings based on mark-to-market accounting.  As a result, the Consolidated Income Statement includes a $1.0 million adjustment to cost of sales as of September 30, 2009.

Information about our exposure to market risks related to forward copper commodity prices and a sensitivity analysis related to our derivatives is presented below:
Balance
(in thousands)

Notional amount	2,250 pounds
Carrying amount and fair value of assets	$ 1,005

Fair value with a 5% decrease in forward copper commodity prices	$ 687
Fair value with a 10% decrease in forward copper commodity prices	$ 369

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  The raw materials market was volatile during 2009 and 2008 due to the economic environment.  In addition to the derivative instrument described above, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials for use in our manufacturing operations from our fixed price contracts.  These contracts are not accounted for as derivative instruments since they meet the normal purchases and sales exemption allowed by GAAP.   We have entered into contracts that are both above and below the average index price as of September 30, 2009.  Prices decreased by approximately 49% for steel, 56% for aluminum and 27% for copper from September 30, 2008 to September 30, 2009.  The lower commodity prices have contributed to our lower cost of goods sold.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•
Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes in risk factors as previously disclosed in our Form 10-K in response to Item 1A, to Part I of Form 10-K other than as related to derivatives stated below.

Our use of derivative instruments will affect cost of sales and net income by copper price fluctuations.

Reducing our exposure to price volatility helps ensure that we can mitigate the impact of price fluctuations. Derivative transactions provide an offset to cost of sales which limits the downside risk of price increases, and also may limit the impact of future price decreases.

Derivative transactions also involve the risk that counterparties, which generally are financial institutions, may be unable to satisfy their obligations to us. If a counterparty were to default on its obligations to us under a forward purchase contracts or seek bankruptcy protection, it could have a material adverse effect on our profit margins. In addition, in the current economic environment and tight financial markets, the risk of counterparty default is heightened, which could result in a larger percentage of our future production being subject to commodity price changes.

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

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions at prevailing market prices.  Through September 30, 2009, we repurchased a total of 1,717,804 shares under this program for an aggregate price of $34,192,008, or an average price of $19.90 per share.  We purchased the shares at the current market price.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON’s 401(k) savings and investment plan are entitled to have shares of AAON’s stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees.  Through September 30, 2009, we repurchased 730,137 shares for an aggregate price of $12,010,026, or an average price of $16.45 per share.  We purchased the shares at the current market price.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold.  Through September 30, 2009, we repurchased 350,375 shares for an aggregate price of $7,167,623, or an average price of $20.46 per share.  We purchased the shares at the current market price.

Repurchases during the third quarter of 2009 were as follows:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2009	6,967	$19.87	6,967	-
August 2009	13,894	21.43	13,894	-
September 2009	13,558	20.47	13,558	-
Total	34,419	$20.74	34,419	-

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

AAON, INC.

Dated: November 2, 2009	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson
President/CEO

Dated: November 2, 2009	By:	/s/ Kathy I. Sheffield
Kathy I. Sheffield
Vice President/CFO