Form 10-K
period 2009-12-31
AAON INC
filed 2010-03-15
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

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

Common Stock, par value $.004
(Title of Class)
Rights to Purchase Series A Preferred Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes [ ] No [X] Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer	Accelerated filer [X]
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)
[ ] Yes [X] No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter (June 30, 2009) was $341.8 million.

As of February 25, 2010, registrant had outstanding a total of 17,185,037 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 25, 2010, are incorporated into Part III.

PART I

Item 1.   Business.

General Development and Description of Business

AAON, Inc., a Nevada corporation, was incorporated on August 18, 1987.  Our subsidiaries include AAON, Inc., an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation, AAON Canada, Inc., an Ontario corporation and AAON Properties, Inc., an Ontario corporation.  AAON Properties is the lessor of property in Burlington, Ontario, Canada, to AAON Canada.  Unless the context otherwise requires, references in this Annual Report to “AAON,” the “Company”, “we,” “us,” “our” or “ours” refer to AAON, Inc., and our subsidiaries.

We closed our manufacturing operations and reclassified our Canadian facility as held for sale in September 2009.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma, and Longview, Texas, facilities in the future.

We are engaged in the manufacture and sale of air-conditioning and heating equipment.  Our products consist of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self contained units and coils.

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets.  To date our sales have been primarily to the domestic market.  Foreign sales accounted for less than 5% of our sales in 2009.

Our rooftop and condenser markets consist of units installed on commercial or industrial structures of generally less than 10 stories in height.  Our air-handling units, commercial self contained units, chillers, and coils are applicable to all sizes of commercial and industrial buildings.

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

Based on our 2009 level of sales of $245 million, we estimate that we have a 13% share of the rooftop market and a 1% share of the coil market.  Approximately 45% of our sales now come from new construction and 55% from renovation/replacements.  The percentage of sales for new construction vs. replacement to particular customers is related to the customer’s stage of development.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products.  Our primary finished products consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary" products.  Our other finished products are chillers, coils, air-handling units, condensing units, make-up air units, heat recovery units and commercial self-contained units.

We offer four groups of rooftop units.  Our RQ Series consisting of six cooling sizes ranging from one to six tons; our RN Series offered in 18 cooling sizes ranging from six to 70 tons; our RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons; and our HA Series, which is a horizontal discharge package for either rooftop or ground installation offered in eight sizes ranging from seven and one-half to 50 tons.  We also produce the MN Series rooftop products, in sizes as required.

We manufacture a Model LC Chiller, air cooled, and a Model LL chiller, which is available in both air-cooled condensing and evaporative cooled configurations.

Our air-handling units consist of the F1 and H/V Series and the modular (M2 and M3) Series.

Our heat recovery option applicable to our RQ, RN and RL units, as well as our M2 and M3 Series air handlers, respond to the U.S. Clean Air Act mandate to increase fresh air in commercial structures.  Our products are designed to compete on the higher quality end of standardized products.

Performance characteristics of our products range in cooling capacity from 20,000 - 4,320,000 BTU's and in heating capacity from 69,000 - 6,000,000 BTU's.  All of our products meet the Department of Energy's efficiency standards, which define the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which can involve multiple units.

We have developed and are beginning to market a residential condensing unit (CB Series) and air handlers (F1 Series).

Major Customers

No customer accounted for 10% of our sales during 2009, 2008 or 2007.

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

We attempt to limit the impact of increases in raw materials and purchased component prices on our profit margins by negotiating with each of our major suppliers on a term basis from six months to one year and by hedging copper prices in the form of derivatives.

Distribution

We employ a sales staff of 20 individuals and utilize approximately 91 independent manufacturer representatives' organizations having 106 offices to market our products in the United States and Canada.  We also have one international sales organization, which utilizes 12 distributors in other countries.  Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, Longview, Texas, and, prior to the termination of our operations there in September 2009, Burlington, Ontario, Canada, plants to the job site.  Billings are to the contractor or end user, with a commission paid directly to the manufacturer representative.

Our products and sales strategy focus on niche markets.  The targeted markets for our equipment are customers seeking products of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service our customers and the ultimate consumer, we provide parts availability through our sales offices and have factory service organizations at each of our plants.  Also, a number of the manufacturer representatives we utilize have their own service organizations, which, in connection with us, provide the necessary warranty work and/or normal service to customers.

Our product warranty policy is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years for compressors (if applicable); 15 years on gas-fired heat exchangers (if applicable); and 25 years on stainless steel heat exchangers (if applicable).

Research and Development

All of our R&D activities are self-sponsored, rather than customer-sponsored.  R&D has involved the RQ, RN, RL and MN (rooftop units), F1, H/V, M2 and M3 (air handlers), LC and LL (chillers), CB and CC (condensing units), SA (commercial self-contained units) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development.  We incurred research and development expenses of approximately $3,074,000, $2,577,000 and $2,483,000 in 2009, 2008 and 2007, respectively.

Backlog

Our current backlog as of March 1, 2010, was approximately $39,844,000 compared to approximately $45,182,000 at March 1, 2009.  The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by August 1, 2010; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable.  Our management regularly reviews our working capital with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation.  Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable.  Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $15,150,000.  We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.  We expect to renew our revolving credit agreement in July 2010.  We do not expect that the current situation in the credit market will impact our renewal.

Seasonality

Sales of our products are moderately seasonal with the peak period being July - November of each year.

Competition

In the standardized market, we compete primarily with Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc. and United Technologies Corporation.  All of these competitors are substantially larger and have greater resources than we do.  In the custom market, we compete with many larger and smaller manufacturers.  Our products compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet.  However, in new construction where the contractor is the purchasing decision maker, we are often at a competitive disadvantage because of the emphasis placed on initial cost.  In the replacement market and other owner-controlled purchases, we have a better chance of getting the business since quality and long-term cost are generally taken into account.

Employees

As of March 1, 2010, we had 1,165 permanent employees and 13 temporary employees.  Our employees are not currently represented by unions.  Management considers relations with our employees to be good.

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

Our business has been hurt by the current economic downturn.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate.  The state of the United States economy has negatively impacted the commercial and industrial new construction markets.  The current decline in economic activity in the United States could materially affect our financial condition and results of operations.  Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control.  In the Heating, Ventilation, and Air Conditioning (“HVAC”) business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases, which has resulted in a decrease in our sales volume and profitability.

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

We risk having losses resulting from the use of noncancelable fixed price contracts and derivatives.

Historically, we attempted to limit the impact of price fluctuations on commodities by entering into noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These fixed price contracts are not accounted for as derivative instruments since they meet the normal purchases and sales exemption.  In the third quarter of 2009, we began hedging copper prices in the form of derivatives.  If future copper prices decline below our contract prices, a corresponding loss would result.

Derivative transactions also involve the risk that our counterparty, which currently is one financial institution, may be unable to satisfy their obligations to us. If our counterparty were to default on its obligations to us under a forward purchase contract or seek bankruptcy protection, it could have a material adverse effect on our profit margins. In addition, in the current economic environment and tight financial markets, the risk of counterparty default is heightened, which could result in a larger percentage of our future production being subject to commodity price changes.

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

Norman H. Asbjornson, our founder, has served as our President and Chief Executive Officer from inception to date.  He has provided the leadership and vision for our growth.  Although important responsibilities and functions have been delegated to other highly experienced and capable management personnel, our products are technologically advanced and well positioned for sales into the future and we carry key man insurance on Mr. Asbjornson, his death, disability or retirement could impair the growth of our business.  We do not have an employment agreement with Mr. Asbjornson.

Our stockholder rights plan and some provisions in our bylaws and Nevada law could delay or prevent a change in control.

Our stockholder rights plan and some provisions in our bylaws and Nevada law could delay or prevent a change in control, which could adversely affect the price of our common stock.

Our business is subject to the risks of interruptions by problems such as computer viruses.

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

We are subject to adverse changes in tax laws.

Tax benefits could be adversely affected by changes in tax provisions, unfavorable findings in tax examinations or differing interpretations by tax authorities.  We are unable to estimate the impact that current and future tax proposals and tax laws could have on our results of operations.  We are not currently under audit by any taxing jurisdiction.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

The plant and office facilities in Tulsa, Oklahoma, consist of a 337,000 sq. ft. building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue (the “original facility”), and a 693,000 sq. ft. manufacturing/warehouse building and a 22,000 sq. ft. office building (the “expansion facility”) located on a 40-acre tract of land across the street from the original facility (2440 South Yukon Avenue).  Both plants are of sheet metal construction.

The original facility’s manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping.  The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and numerical control punching equipment.  Assembly lines consist of four cart-type conveyor lines with variable line speed adjustment, three of which are motor driven.  Subassembly areas and production line manning are based upon line speed.  The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet.

In the expansion facility we use 22,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 80,000 sq. ft. for two production lines; an additional 106,000 sq. ft. is utilized for sheet metal fabrication.  The remaining 487,000 sq. ft. is presently being prepared as additional plant space for long-term growth.

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

Our previous operations (closed in September 2009) in Burlington, Ontario, Canada, were located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility on a 5.6 acre tract of land, currently listed for sale

Item 3.   Legal Proceedings.

We are not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of our knowledge, has been threatened against us.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2009 through December 31, 2009.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
               Securities.

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol "AAON".  The range of closing prices for our Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:

Quarter Ended	High	Low

March 31, 2008	$20.52	$15.88
June 30, 2008	$22.92	$17.60
September 30, 2008	$22.85	$16.91
December 31, 2008	$21.20	$12.92

March 31, 2009	$20.93	$14.81
June 30, 2009	$21.86	$16.22
September 30, 2009	$21.97	$18.81
December 31, 2009	$20.52	$18.01
_______________

On February 25, 2010, there were 1,001 holders of record, and approximately 3,500 beneficial owners, of our Common Stock.

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend.  We initially paid semi-annual dividends of $0.20 per share.  The Board of Directors approved dividend payments of $0.16 per share related to the stock split effective August 21, 2007.  The Board of Directors approved future dividend payments of $0.18 per share on May 19, 2009.  Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

In 2009, dividends were declared to shareholders of record at the close of business on June 11, 2009 and December 14, 2009 and were paid on July 2, 2009 and January 4, 2010.  We paid cash dividends of $5.9 million during the year ended December 31, 2009, and accrued a liability for payment of $3.1 million of dividends in January 2010.

Following repurchases of approximately 12% of our outstanding Common Stock between September 1999 and September 2001, we announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to approximately 2.0 million shares of our outstanding stock.  On February 14, 2006, the Board of Directors approved the suspension of our repurchase program. Through February 14, 2006, we had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average of $11.68 per share.  We purchased the shares at current market prices.

On November 6, 2007, our Board of Directors authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions. Through December 31, 2009, we repurchased a total of 1,717,804 shares under this program for an aggregate price of $34,192,008, or an average of $19.90 per share.   We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through December 31, 2009, we repurchased 760,477 shares for an aggregate price of $12,589,311, or an average price of $16.55 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through December 31, 2009, we repurchased 350,375 shares for an aggregate price of $7,167,623, or an average price of $20.46 per share.  We purchased the shares at current market prices.

Repurchases during the fourth quarter of 2009 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 2009	20,570	$18.86	20,570	-

November 2009	5,163	$19.70	5,163	-

December 2009	4,607	$19.46	4,607	-

Total	30,340	$19.09	30,340	-

Stock Performance Graph (1)

The following graph compares our cumulative total shareholder return, the NASDAQ Composite and the peer group named below.  The graph assumes a $100 investment at the closing price on January 1, 2004, and reinvestment of dividends on the date of payment without commissions.  This table is not intended to forecast future performance of our Common Stock.

The peer group consists of Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc., and United Technologies Corporation.  All companies in the peer group are in the business of manufacturing air conditioning and heat exchange equipment.

(1) Securities and Exchange Commission (“SEC”) filings sometimes “incorporate information by reference.” This means we are referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading.  Unless we specifically state otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange act of 1934, as amended.

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated which are included elsewhere in this report.

	Years Ended December 31,

Results of Operations:	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Net sales	$245,282	$279,725	$262,517	$231,460	$185,195
Net income	$27,721	$28,589	$23,156	$17,133	$11,462
Earnings per share:
Basic	$1.61	$1.63	$1.24	$0.93	$0.62
Diluted	$1.60	$1.60	$1.22	$0.90	$0.60
Cash dividends declared per common share	$0.36	$0.32	$0.32	$0.32	$-
Weighted average shares outstanding:
Basic	17,187	17,560	18,628	18,456	18,510
Diluted	17,309	17,855	18,927	18,968	19,125

	December 31,

Financial Position at End of Fiscal Year:	2009	2008	2007	2006	2005
	(in thousands)

Working capital	$65,354	$40,600	$38,788	$36,356	$33,372
Total assets	$156,211	$140,743	$137,140	$130,056	$113,606
Long-term and current debt	$76	$3,113	$330	$59	$167
Total stockholders’ equity	$117,999	$96,522	$95,420	$91,592	$79,495

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada.  Foreign sales were less than 5% of our 2009 sales.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  The raw materials market was volatile during 2009 and 2008 due to the economic environment.   Prices decreased by approximately 31% for steel, 20% for aluminum and 24% for copper from December 31, 2006 to December 31, 2009.  We have entered into contracts that are below the average index price as of December 31, 2009.    The lower commodity prices have contributed to our lower cost of goods sold and higher gross margins.

We entered into a derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  The derivative is in the form of a commodity futures contract.  The derivative contract settles monthly beginning in January 2010 and ending in December 2010.  The contract is for a total of 2,250,000 pounds of copper at $2.383 per pound.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

In addition to our derivative instrument, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These contracts are not accounted for as derivative instruments since they meet the normal purchases and sales exemption.

Selling, general, and administrative (“SG&A”) costs include our internal sales force, warranty costs, profit sharing and administrative expenses.  Warranty expense is estimated based on historical trends and other factors.  Our product warranty policy is: the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years on compressors (if applicable); 15 years on gas-fired heat exchangers (if applicable); and 25 years on stainless steel heat exchangers (if applicable).  Warranty charges on heat exchangers do not occur frequently.

Our plant and office facilities in Tulsa, Oklahoma, consist of a 337,000 sq. ft. building (322,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue (the “original facility”), and a 693,000 sq. ft. manufacturing/warehouse building and a 22,000 sq. ft. office building (the “expansion facility”) located across the street from the original facility at 2440 S. Yukon Avenue.

In the expansion facility we use 22,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 80,000 sq. ft. for two production lines; an additional 106,000 sq. ft. is utilized for sheet metal fabrication.  The remaining 487,000 sq. ft. is presently being prepared as additional plant space for long-term growth.

Our operations in Longview, Texas, are conducted in a plant/office building at 203-207 Gum Springs Road containing 258,000 sq. ft. (251,000 sq. ft. of manufacturing/warehouse space and 7,000 sq. ft. of office space).  An additional contiguous 15 acres were purchased in 2004 and 2005 for future expansion.

Our previous operations in Burlington, Ontario, Canada, were located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility.  The facility was classified as available for sale upon closure of our manufacturing operations in September 2009.  We plan to sell the property within one year.

Set forth below is income statement information and as a percentage of sales for years 2009, 2008 and 2007:

	Years Ending December 31,
	2009		2008		2007
			(in thousands)

Net sales	$245,282	100.0%	$279,725	100.0%	$262,517	100.0%
Cost of sales	177,737	72.5%	212,549	76.0%	205,148	78.1%
Gross profit	67,545	27.5%	67,176	24.0%	57,369	21.9%
Selling, general and administrative expenses	23,791	9.7%	23,788	8.5%	21,703	8.3%
Income from operations	43,754	17.8%	43,388	15.5%	35,666	13.6%
Interest expense	(9)	0.0%	(71)	0.0%	(10)	0.0%
Interest income	71	0.0%	27	0.0%	8	0.0%
Other income (expense), net	76	0.1%	724	0.3%	(321)	(0.1%)
Income before income taxes	43,892	17.9%	44,068	15.8%	35,343	13.5%
Income tax provision	16,171	6.6%	15,479	5.6%	12,187	4.7%
Net income	$27,721	11.3%	$28,589	10.2%	$23,156	8.8%

Results of Operations

Key events impacting our cash balance, financial condition and results of operations in 2009 include the following:

•
We remained the leader in the industry for environmentally-friendly, energy efficient and quality innovations, utilizing R410A refrigerant and phasing out pollutant causing R22 refrigerant. The phase out of R22 began in early 2004.  We also utilize a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels.  We continue to utilize sloped condenser coils and access compartments to filters, motor, and fans.  All of these innovations increase the demand for our products thus increasing market share.

•	We have attempted to moderate certain commodity costs by utilizing purchase agreements and pricing strategies which affect our gross margins.
•
In February 2006, our Board of Directors initiated a program of semi-annual cash dividend payments.  Cash payments of $5.9 million were made ($2.8 million paid in January 2009 and $3.1 million paid in July 2009), and accrued a liability for payment of $3.1 million of dividends in January 2010.

•
Stock repurchases from our employees’ 401(k) savings and investments plan were authorized in 2005. Stock repurchases from directors and officers were authorized in 2006.  Repurchases of our stock from the open market were authorized and initiated in November 2007.   Total repurchases resulted in cash payments of $3.1 million.  This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program of $1.2 million.

•	We have a strong liquidity position with cash on hand of $25.6 million. In view of the current economic environment, our goal remains to keep a healthy financial condition.
•
Purchases of equipment and renovations to manufacturing facilities remained a priority. Our capital expenditures were $9.8 million.  Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production.  We currently estimate dedicating $7-8 million to capital expenditures in 2010 for continued growth.

•	We expanded a portion of our manufacturing facility in 2009 for future growth.
•
We closed our manufacturing operations and reclassified our Canadian facility as held for sale in September 2009.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma, and Longview, Texas, facilities in the future.

Net Sales

Net sales were $245.3 million, $279.7 million and $262.5 million in 2009, 2008 and 2007, respectively.  Sales decreased $34.4 million or 12.3% in 2009 from 2008 which was attributable to the decreased volume related to the current economic environment and lower sales from our Canadian operations.  The current economic environment has negatively impacted commercial construction markets with some projects delayed, postponed indefinitely or cancelled.  The replacement market has also been affected by customers delaying equipment replacement as a cost saving strategy.  The increase in sales in 2008 from 2007 was due to an increase in volume of products sold related to our new and redesigned products being favorably received by our customers, the diversified customer mix of products, active marketing by sales representatives and pricing strategies implemented in order to keep up with the then increasing raw material costs. New commercial construction steadily improved throughout 2007, contributing to growth of the market.

Gross Profit

Gross margins were $67.5 million, $67.2 million and $57.4 million in 2009, 2008 and 2007, respectively.  Gross margins increased $0.3 million in 2009 from 2008.  As a percentage of sales, gross margins were 27.5%, 24.0% and 21.9% in 2009, 2008 and 2007, respectively.  The 15% increase in gross margins percentage in 2009 from 2008 was primarily a result of lower material costs, improved production and labor efficiencies, a reduction in manufacturing related expenses and a $2.2 million ($1.4 million net of tax) unrealized gain from a derivative asset included in cost of sales, despite lower net sales and expenses associated with the Canadian facility closure.  Our gross margins as a percentage of sales excluding the unrealized gain were 26.6%, 24.0% and 21.9% in 2009, 2008 and 2007, respectively. The increase in gross profit in 2008 from 2007, resulted from pricing strategies implemented and production and labor efficiencies, as sales volume increased.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in our products.  The suppliers of these components are significantly affected by the raw material costs of steel, copper and aluminum used in their products.   The raw materials market was volatile during 2009 and 2008 due to the economic environment. Prices decreased by approximately 31% for steel, 20% for aluminum and 24% for copper from December 31, 2006 to December 31, 2009.  We have entered into contracts that are below the average index price as of December 31, 2009.    The lower commodity prices have contributed to our lower cost of goods sold and higher gross margins.

We entered into a derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  The derivative is in the form of a commodity futures contract.  The derivative contract settles monthly beginning in January 2010 and ending in December 2010.  The contract is for a total of 2,250,000 pounds of copper at $2.383 per pound.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

In addition to our derivative instrument, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These contracts are not accounted for as derivative instruments since they meet the normal purchases and sales exemption.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $23.8 million, $23.8 million and $21.7 million in 2009, 2008 and 2007, respectively.  In 2009, our SG&A expenses remained consistent with 2008, despite lower sales volumes in 2009 compared to 2008.  Warranty expenses in 2009 increased due to specific warranty items and sales related expenses increased due to our expanded marketing to remain competitive in the current environment.  As a percentage of sales, SG&A expenses were 9.7%, 8.5% and 8.3% in 2009, 2008 and 2007, respectively.  The increase in SG&A expenses in 2008 from 2007 was due primarily to an increase in selling related expenses, warranty expense caused by increased sales, increase in profit sharing resulting from an increase in net income, and an overall increase in general and administrative expenses.

Interest Expense

Interest expense was approximately $9,000, $71,000 and $10,000 in 2009, 2008 and 2007, respectively.  The decrease in interest expense of approximately $62,000 in 2009 from 2008 was due to fewer borrowings on the revolving credit facility.  We borrowed $10.0 million from the revolving credit facility during 2009 compared to $46.9 million during 2008.  Interest on borrowings is payable monthly at the greater of 4.0% or LIBOR plus 2.5% (4.0% at December 31, 2009).  The increase in interest expense in 2008 from 2007 was due to higher average borrowings under the revolving credit facility as a result of a decrease in net cash provided by operations related to the stock repurchases.  In 2007, we borrowed $12.1 million from the revolving credit facility.  Average borrowings under the revolving credit facility are typically paid in full within the month of borrowing or the following month.

Interest Income

Interest income was approximately $71,000, $27,000 and $8,000 in 2009, 2008 and 2007, respectively.  The increase in interest income of approximately $44,000 in 2009 from 2008 was mainly due to interest income from a tax refund.  The increase in interest income in 2008 from 2007 was due to interest paid for repurchased stock that was held in transit by the transfer agent in early 2008.

Other Income (Expense)

Other income was approximately $76,000 and $724,000 in 2009 and 2008, respectively.  The decrease in other income of approximately $648,000 in 2009 from 2008 was due to the termination of the lease on our expansion facility.  The increase in other income in 2008 from 2007 was primarily related to foreign currency translations that resulted from operations in Canada.  Other expense was approximately $321,000 in 2007.

Prior to the lease expiration in May 2009, other income was primarily attributable to rental income from our expansion facility.  We began renovations on the expansion facility to give us increased manufacturing capacity upon expiration of the lease. Our 2010 capital expenditures budget reflects the projected outlay to remodel the facility.

Impact of Current Economic Conditions

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate.  The current state of the economy has negatively impacted the commercial and industrial new construction markets.  The current decline in economic activity has resulted in a decrease in our sales volume and profitability.  Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control.

Analysis of Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

General

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  Borrowings available under the revolving credit facility at December 31, 2009, were $14.3 million.  The letter of credit is a requirement of our workers compensation insurance and was extended in 2009 and will expire December 31, 2010.  Interest on borrowings is payable monthly at the greater of 4.0% or LIBOR plus 2.5% (4.0% at December 31, 2009).  No fees are associated with the unused portion of the committed amount.  At December 31, 2009, we had no borrowings outstanding under the revolving credit facility.  At December 31, 2008, we had $2.9 million outstanding under the revolving credit facility.  At December 31, 2007, we had no borrowings outstanding under the revolving credit facility.

At December 31, 2009, 2008 and 2007, we were in compliance with our financial ratio covenants.  The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At December 31, 2009 our tangible net worth was $118.0 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 3 which meets the requirement of not being above 2 to 1.  Our working capital was $65.4 million which meets the requirement of being at or above $30.0 million.  On July 30, 2009, we renewed the line of credit with a maturity date of July 30, 2010 with terms substantially the same as the previous agreement.  We expect to renew our revolving credit agreement in July 2010.  We do not anticipate that the current situation in the credit market will impact our renewal.

Management believes projected cash flows from operations and our bank revolving credit facility (or comparable financing) will provide us the necessary liquidity and capital resources for fiscal year 2010 and the foreseeable future.  The belief that we will have the necessary liquidity and capital resources is based upon management’s knowledge of the HVAC industry and our place in that industry, our ability to limit our growth if necessary, our ability to adjust dividend cash payments, and our relationship with our existing bank lender.  For information concerning our revolving credit facility at December 31, 2009, see Note 3, Revolving Credit Facility.

Cash Provided by Operating Activities.  Net cash provided from operating activities has fluctuated from year to year. Net cash provided by operating activities was $45.2 million, $33.4 million and $31.2 million in 2009, 2008 and 2007, respectively.  The year-to-year variances are primarily from changes in net income, accounts receivable, inventories, accounts payable and accrued liabilities as described below.

Net income for 2009 was $27.7 million, a decrease of $0.9 million from $28.6 million in 2008.  The decrease in net income in 2009 from 2008 was primarily due to lower volume of sales which was a result of the current economic environment and lower sales from our Canadian operations offset by lower material costs, improved production and labor efficiencies, a reduction in manufacturing related expenses and a $2.2 million ($1.4 million net of tax) unrealized gain from a derivative asset.  The increase in net income in 2008 from 2007 was primarily due to increased volume of sales, adjusted pricing strategies, fluctuations in raw materials costs, innovative and efficient products and improved production efficiencies.

Depreciation expense was $9.1 million, $9.4 million and $9.7 million in 2009, 2008 and 2007, respectively.  The decrease in depreciation is due to the realization of full depreciation of certain capital assets. Share-based compensation was $0.8 million, $0.8 million and $0.6 million in 2009, 2008 and 2007, respectively.  Both depreciation expense and share-based compensation expense decreased net income, but had no effect on operating cash.

Accounts receivable decreased by $5.5 million at December 31, 2009 due to a decrease in sales during 2009 compared to December 31, 2008.  Accounts receivable increased by $0.9 million at December 31, 2008 compared to December 31, 2007.  The increase in accounts receivable in 2008 from 2007 was attributable to an increase in sales.  Accounts receivable increased by $1.8 million at December 31, 2007 compared to December 31, 2006 due to increased sales.

Inventories decreased by $7.2 million at December 31, 2009 compared to December 31, 2008 due to a decrease in inventory requirements related to lower sales volumes, a decrease related to the valuation of inventories due to lower raw material and component part prices and sales of inventory as part of the Canadian facility closure.  Inventories increased by $4.8 million at December 31, 2008 compared to December 31, 2007.  The increase in inventories in 2008 from 2007 was attributable to procurement of inventory to accommodate an increase of sales. Inventories increased by $2.1 million at December 31, 2007 compared to December 31, 2006 primarily related to the valuation of inventories due to higher raw material and component part costs.

Accounts payable decreased by $6.3 million at December 31, 2009 compared to December 31, 2008 due to fewer purchases related to lower sales volumes.  Accounts payable increased by $0.4 million at December 31, 2008 compared to December 31, 2007.  The increase in accounts payable in 2008 from 2007 was attributable to timing of payments to vendors.  Accounts payable decreased by $1.4 million at December 31, 2007 compared to December 31, 2006 due to the timing of payment to vendors.

Accrued liabilities increased by $0.8 million at December 31, 2009 compared to December 31, 2008 due to higher warranty and medical self-insurance reserves related to specific items. Accrued liabilities increased by $0.9 million at December 31, 2008 compared to December 31, 2007.  The increase in accrued liabilities in 2008 from 2007 is attributable to higher workers compensation expenses and higher warranty expenses related to increased sales.  Accrued liabilities increased by $6.3 million at December 31, 2007 compared to December 31, 2006 due to an increase in commissions payable related to the increase in sales and timing of commissions payable.

Cash Flows Used in Investing Activities.  Cash flows used in investing activities were $9.6 million, $9.6 million and $10.8 million in 2009, 2008 and 2007, respectively.  Cash flows used in investing activities in 2009 did not significantly fluctuate from 2008 and were related to manufacturing and equipment purchases and costs to expand our manufacturing facilities.  The decrease in cash flows used in investing activities in 2008 from 2007 was primarily related to lower capital expenditures.  Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies.  We expect to expend approximately $7-8 million in 2010 for renovation of the previously leased facility and equipment.  We expect the cash requirements to be provided by cash flows from operations.  We did not invest in any certificates of deposits in 2009, 2008 or 2007.  In January 2010, we invested $15.0 million with a large financial institution.  The investments were allocated to cash and money market funds, mutual funds, certificates of deposit, corporate notes and bonds and foreign corporate notes and bonds with a maturity of one year or less.

Cash Flows Used in Financing Activities.  Cash flows used in financing activities were $10.1 million, $24.5 million and $20.0 million in 2009, 2008 and 2007, respectively.  The decrease in cash flows used in financing activities of $14.4 million in 2009 from 2008 is primarily related to a lower volume of stock repurchases.  The increase in cash flows used in financing activities in 2008 from 2007 was primarily related to cash dividends declared and paid and the continued repurchase of our stock.

We occasionally utilize our revolving line of credit to meet certain short-term cash demands based on our liquidity at the time.  We had no borrowings outstanding under the revolving credit facility at December 31, 2009.  We had $2.9 million outstanding under the line of credit at December 31, 2008.  We had no borrowings outstanding under the revolving credit facility at December 31, 2007.  We accessed $10.0 million, $46.9 million and $12.1 million of borrowings under the line of credit during 2009, 2008 and 2007, respectively.

We received cash from stock options exercised of $1.2 million, $1.7 million and $2.4 million and classified the excess tax benefit of stock options exercised and restricted stock awards vested of $0.7 million, $1.6 million and $3.0 million in financing activities in 2009, 2008 and 2007, respectively.

We repurchased shares of stock under the Board of Directors authorized stock buyback programs.  We also repurchased shares of stock from our employees’ 401(k) savings and investment plan, directors and officers and the open market in the amount of $3.1 million for 165,117 shares, $24.8 million for 1,211,538 shares and $20.8 million for 1,082,736 shares of stock in 2009, 2008 and 2007, respectively.

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend.  We initially paid semi-annual dividends of $0.20 per share.  On July 12, 2007, our Board of Directors approved a three-for-two stock split of our outstanding stock for shareholders of record as of August 3, 2007.  The stock split was treated as a 50% stock dividend which was distributed on August 21, 2007.  As a result of the stock split, our Board of Directors adjusted the dividend paid per share to $0.16.    The applicable share and per share data for 2007 included herein has been restated to reflect the stock split. The Board of Directors approved future dividend payments of $0.18 per share on May 19, 2009.  Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Cash dividend payments of $5.9 million were made in 2009, and we accrued a liability for payment of $3.1 million of dividends in January 2010.  Cash dividend payments of $5.8 million were made in 2008, and $2.8 million in dividends were declared and accrued as a liability in December 2008 for payment in January 2009.  Cash dividend payments of $5.0 million were made in 2007, and $2.9 million in dividends were declared and accrued as a liability in December 2007 for payment in January 2008.

Commitments and Contractual Agreements

The following table summarizes our long-term debt and other contractual agreements as of December 31, 2009:

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term capital leases	$76	$76	$-	$-	$-
Purchase obligations(1)	2,332	2,332	-	-	-
Total contractual obligations	$2,408	$2,408	$-	$-	$-

(1) Purchase obligations consist primarily of copper and aluminum commitments.   We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers from our fixed price contracts for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations.  These contracts are not accounted for as derivative instruments because they meet the normal purchases and sales exemption.

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

The fixed rate interest on long-term capital leases includes the amount of interest due on our fixed rate long-term debt. These amounts do not include interest on our variable rate obligation related to the revolving credit facility.

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

The following accounting policies may involve a higher degree of estimation or assumption:

Revenue Recognition – We recognize revenues from sales of products when the products are shipped and the title and risk of ownership pass to the customer.  Selling prices are fixed based on purchase orders or contractual agreements.  Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates.  For sales initiated by independent manufacturer representatives, we recognize revenues net of the representatives’ commission.  Our policy is to record the collection and payment of sales taxes through a liability account.

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

Inventory Reserves – We establish a reserve for inventories based on the change in inventory requirements due to product line changes, the feasibility of using obsolete parts for upgraded part substitutions, the required parts needed for part supply sales, replacement parts and for estimated shrinkage.

Warranty – A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. The warranty period is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years on compressors (if applicable); 15 years on gas-fired heat exchangers (if applicable); and 25 years on stainless steel heat exchangers (if applicable).  Warranty expense is estimated based on the warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue.   Warranty charges associated with heat exchangers do not occur frequently.

Due to the absence of warranty history on new products, an additional provision may be made for such products.  Our estimated future warranty cost is subject to adjustment from time to time depending on changes in actual warranty trends and cost experience.  Should actual claim rates differ from our estimates, revisions to the estimated product warranty liability would be required.

Medical Insurance – A provision is made for medical costs associated with our Medical Employee Benefit Plan, which is primarily a self-funded plan. A provision is made for estimated medical costs based on historical claims paid and potential significant future claims. The plan is supplemented by employee contributions and an excess policy for claims over $125,000 each.

Stock Compensation – We account for equity-based compensation in accordance with FASC Topic 718, Compensation – Stock Compensation.  Applying this standard to value equity-based compensation requires us to use significant judgment and to make estimates, particularly for the assumptions used in the Black-Scholes valuation model, such as stock price volatility and expected option lives, as well as for the expected option forfeiture rates.  We measure the cost of employee services received in exchange for an award of equity instruments using the Black-Scholes valuation model to calculate the grant-date fair value of the award.  The compensation cost is recognized over the period of time during which an employee is required to provide service in exchange for the award, which will be the vesting period.

Derivatives – We use derivatives to mitigate our exposure to volatility in copper prices. Fluctuations in copper commodity prices impact the value of the derivatives that we hold.  We are subject to gains which we record as derivative assets if the forward copper commodity prices increase and losses which we record as derivative liabilities if they decrease.  We record the fair value of the derivative position in the Consolidated Balance Sheets.  We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle.  We did not designate the derivative as a cash flow hedge.  We record changes in the derivative’s fair value currently in earnings based on mark-to-market accounting.  The change in earnings is recorded to cost of sales in the Consolidated Statements of Income.  We do not use derivatives for speculative purposes.

Historically, actual results have been within management’s expectations.

New Accounting Pronouncements

In March 2008, the FASB issued FASC Topic 815, Derivatives and Hedging, formerly SFAS No. 161, (“FASC 815”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under prior guidance and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Adoption of FASC 815 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, Topic 105 - Generally Accepted Accounting Principles (“GAAP”) (“ASU 2009-01”), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The codification does not change or alter existing GAAP.  ASU 2009-01 is effective for reporting periods ending after September 15, 2009.  We adopted ASU 2009-01 for reporting in the third quarter of 2009.  Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  ASU 2009-05 is effective for the first reporting period beginning after issuance.  We adopted ASU 2009-05 in the fourth quarter of 2009.  Adoption of ASU 2009-05 did not have a material impact on our Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”), which discontinues the requirement that entities disclose the date through which they have evaluated subsequent events.  ASU 2010-09 is effective upon issuance.  We adopted ASU 2010-09 for reporting in the fourth quarter of 2009.  Adoption of ASU 2010-09 did not have a material impact on our Consolidated Financial Statements.

Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “will”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on our revolving credit facility, which bears variable interest based upon the greater of a rate of 4.0% or LIBOR plus 2.5%.  We had no borrowings outstanding under the revolving credit facility as of December 31, 2009.

Foreign Currency Exchange Rate Risk

Foreign sales accounted for less than approximately 5% of our sales in 2009 and we accept payment for such sales in U.S. and Canadian dollars; therefore, we believe we are not exposed to significant foreign currency exchange rate risk on these sales.  We believe our foreign currency exchange rate risk has diminished due to the closure of our manufacturing operations in Canada in September 2009.

Foreign currency transactions and financial statements are translated in accordance with FASC Topic 830, Foreign Currency Matters.  We use the U.S. dollar as our functional currency, except for the Canadian subsidiaries, which use the Canadian dollar.  Adjustments arising from translation of the Canadian subsidiaries’ financial statements are reflected in accumulated other comprehensive income.  Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions denominated in Canadian currency are included in the results of operations as incurred.  The exchange rate of the Canadian dollar to the United States dollar was $0.9505, $0.8196 and $1.0193 at December 31, 2009, 2008 and 2007, respectively.

Commodity Price Risk

We entered into a derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices. We monitor our derivative and the credit worthiness of the financial institution.  We do not anticipate losses due to counterparty non-performance.  We do not use derivatives for speculative purposes.

Fluctuations in copper commodity prices impact the value of the derivative we hold.  We are subject to gains which we record as derivative assets if the forward copper commodity prices increase and losses which we record as derivative liabilities if they decrease.  At December 31, 2009, the forward copper commodity prices were higher than our contract price resulting in a gain on derivative assets.  The fair value of the derivative settlements from January through December 2010 is $2.2 million and recognized as current derivative assets in the Consolidated Balance Sheets.

We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle.   We did not designate the derivative as a cash flow hedge.  We record changes in the derivative’s fair value currently in earnings based on mark-to-market accounting.  As of December 31, 2009, we recorded a $2.2 million ($1.4 million net of tax) adjustment to cost of sales from the unrealized gain on derivative assets at fair value in the Consolidated Statements of Income.

Information about our exposure to market risks related to forward copper commodity prices and a sensitivity analysis related to our derivative is presented below:

December 31, 2009
(in thousands)

Notional amount	2,250 pounds
Carrying amount and fair value of assets	$ 2,200

Fair value with a 5% decrease in forward copper commodity prices	$ 1,822
Fair value with a 10% decrease in forward copper commodity prices	$ 1,444

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2009 and 2008 due to the economic environment.  Prices decreased by approximately 31% for steel, 20% for aluminum and 24% for copper from December 31, 2006 to December 31, 2009.  We have entered into contracts that are below the average index price as of December 31, 2009.    The lower commodity prices have contributed to our lower cost of goods sold and higher gross margins.

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

In addition to the derivative instrument described above, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These contracts are not accounted for as derivative instruments since they meet the normal purchases and sales exemption.

We do not utilize derivative financial instruments to hedge our interest rate or foreign currency exchange rate risk.  We do use derivatives to economically hedge our commodity price risk.

Item 8.   Financial Statements and Supplementary Data.

The financial statements and supplementary data are included commencing at page 31.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2009.

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

In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.

Date: March 15, 2010	/s/ Norman H. Asbjornson
Norman H. Asbjornson
Chief Executive Officer

/s/ Kathy I. Sheffield
Kathy I. Sheffield
Chief Financial Officer

(c)    Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AAON, Inc.

We have audited AAON, Inc. (a Nevada Corporation) and subsidiaries, (collectively referred to as the “Company”), internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AAON, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP
Tulsa, Oklahoma
March 15, 2010

(d)    Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

Code of Ethics

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

Item 11.   Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions.

Transactions with Related Persons

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions.  Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors.  Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations.  We did not enter into any new related party transactions and have no preexisting related party transactions in 2009, 2008 or 2007.

Director Independence

The Board of Directors (“Board”) has adopted director independence standards that meet and/or exceed listing standards set by NASDAQ.  NASDAQ has set forth six applicable tests and requires that a director who fails any of the tests be deemed not independent.  In 2009, the Board affirmatively determined, considering the standards described more fully below, that Messrs. Short, Lackey, McElroy, Stephenson, and Levine are independent.  As a result of his position as our President, Mr. Asbjornson does not qualify as independent under the standards set forth below.  The Board has determined that Mr. Johnson should not be deemed independent, because he is a member of the law firm that serves as our General Counsel. In addition, each member of the Audit Committee and the Compensation Committee is independent.

Our director independence standards are as follows:

It is the policy of the Board that a majority of the members of the Board consist of directors independent of the Company and of our management.  For a director to be deemed “independent,” the Board shall affirmatively determine that the director has no material relationship with us or our affiliates or any member of the senior management or his or her affiliates.  In making this determination, the Board applies, at a minimum and in addition to any other standards for independence established under applicable statutes and regulations as outlined by the NASDAQ listing standards Rule 4200, the following standards, which it may amend or supplement from time to time:

▪
A director who is, or has been within the last three years, an employee of the Company, or whose immediate family member is, or has been within the last three years a Named Officer, cannot be deemed independent. Employment as an interim Chairman or Chief Executive Officer will not disqualify a director from being considered independent following that employment.

▪
A director who has received, or who has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from us, other than director and committee fees and benefits under a tax-qualified retirement plan, or non-discretionary compensation for prior service (provided such compensation is not contingent in any way on continued service), cannot be deemed independent. Compensation received by a director for former service as an interim Chairman or Chief Executive Officer and compensation received by an immediate family member for service as one of our non-executive employees will not be considered in determining independence under this test.

▪
A director who (A) is, or whose immediate family member is, a current partner of a firm that is our external auditor; (B) is a current employee of such a firm; or (C) was, or whose immediate family member was, within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our audit within that time cannot be deemed independent.

▪
A director who is, or whose immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present Named Officers at the time serves or served on that company’s compensation committee cannot be deemed independent.

▪
A director who is a current employee or general partner, or whose immediate family member is a current executive officer or general partner, of an entity that has made payments to, or received payments from us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $200,000 or 5% of such other entity’s consolidated gross revenues, other than payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs, cannot be deemed independent.

For purposes of the independence standards set forth above, the terms:

▪	“affiliate” means any of our consolidated subsidiaries and any other company or entity that controls, is controlled by or is under common control with us;

▪	“executive officer” means an “officer” within the meaning of Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended; and

▪	“immediate family” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone (other than employees) sharing a person’s home, but excluding any person who is no longer an immediate family member as a result of legal separation or divorce, death or incapacitation.

The Board undertakes an annual review of the independence of all non-employee directors. In advance of the meeting at which this review occurs, each non-employee director is asked to provide the Board with full information regarding the director’s business and other relationships with us and our affiliates and with senior management and their affiliates to enable the Board to evaluate the director’s independence.

Directors have an affirmative obligation to inform the Board of any material changes in their circumstances or relationships that may impact their designation by the Board as “independent.” This obligation includes all business relationships between, on the one hand Directors or members of their immediate family, and, on the other hand, us and our affiliates or members of senior management and their affiliates, whether or not such business relationships are subject to any other approval requirements.

Item 14.   Principal Accountant Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	Financial statements.
See Index to Consolidated Financial Statements on page 29.

(b)	Exhibits:

(3)	(A)	Articles of Incorporation (i)
	(A-1)	Article Amendments (ii)
	(B)	Bylaws (i)
	(B-1)	Amendments of Bylaws (iii)

(4)	(A)	Third Restated Revolving Credit and Term Loan Agreement and related documents (iv)

	(A-1)	Fifth Amendment to Third Restated Revolving Credit and Term Loan Agreement (v)

	(B)	Rights Agreement dated February 19, 1999, as amended (vi)

(10.1)	AAON, Inc. 1992 Stock Option Plan, as amended (vii)

(10.2)	AAON, Inc. 2007 Long-Term Incentive Plan, as amended (viii)

(21)	List of Subsidiaries (ix)

(23)	Consent of Grant Thornton LLP

(31.1)	Certification of CEO

(31.2)	Certification of CFO

(32.1)	Section 1350 Certification – CEO

(32.2)	Section 1350 Certification – CFO
__________

(i)	Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

(ii)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and to our Forms 8-K dated March 21, 1994, March 10, 1997, and March 17, 2000.

(iii)	Incorporated herein by reference to our Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

(iv)	Incorporated by reference to exhibit to our Form 8-K dated July 30, 2004.

(v)	Incorporated herein by reference to exhibit to our Form 8-K dated August 18, 2009.

(vi)	Incorporated by reference to exhibits to our Forms 8-K dated February 25, 1999, and August 20, 2002, and Form 8-A Registration Statement No. 000-18953, as amended.

(vii)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 33-78520, as amended.

(viii)	Incorporated herein by reference to Appendix B to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders filed April 23, 2007.

(ix)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated: March 15, 2010	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 15, 2010	/s/ Norman H. Asbjornson
Norman H. Asbjornson President and Director (principal executive officer)

Dated: March 15, 2010	/s/ Kathy I. Sheffield
Kathy I. Sheffield Vice President and Treasurer (principal financial officer and principal accounting officer)

Dated: March 15, 2010	/s/ John B. Johnson, Jr.
John B. Johnson, Jr. Director

Dated: March 15, 2010	/s/ Charles C. Stephenson, Jr.
Charles C. Stephenson, Jr. Director

Dated: March 15, 2010	/s/ Jack E. Short
Jack E. Short Director

Dated: March 15, 2010	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated: March 15, 2010	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated: March 15, 2010	/s/ Jerry R. Levine
Jerry R. Levine Director

Report of Grant Thornton LLP Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AAON, Inc.

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada Corporation) and subsidiaries (collectively referred to as the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AAON, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated, March 15, 2010, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP
Tulsa, Oklahoma
March 15, 2010

AAON, Inc., and Subsidiaries
Consolidated Balance Sheets
	December 31, 2009	December 31, 2008
	(in thousands except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$25,639	$269
Accounts receivable, net	33,381	38,804
Inventories, net	28,788	36,382
Prepaid expenses and other	1,087	428
Derivative assets	2,200	-
Assets held for sale, net	1,522	-
Deferred tax assets	3,623	4,235
Total current assets	96,240	80,118
Property, plant and equipment:
Land	1,328	2,153
Buildings	41,697	36,371
Machinery and equipment	90,213	87,219
Furniture and fixtures	7,225	7,076
Total property, plant and equipment	140,463	132,819
Less: Accumulated depreciation	80,567	72,269
Property, plant and equipment, net	59,896	60,550
Notes receivable, long-term	75	75
Total assets	$156,211	$140,743
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$-	$2,901
Current maturities of long-term debt	76	91
Accounts payable	8,524	14,715
Dividends payable	3,100	2,773
Accrued liabilities	19,186	19,038
Total current liabilities	30,886	39,518
Long-term debt, less current maturities	-	121
Deferred tax liabilities	7,326	4,582
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value, 7,500,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 75,000,000 shares authorized, 17,214,979 and 17,208,733 issued and outstanding at December 31, 2009 and 2008, respectively	71	71
Additional paid-in capital	644	538
Accumulated other comprehensive income, net of tax	1,077	778
Retained earnings	116,207	95,135
Total stockholders’ equity	117,999	96,522
Total liabilities and stockholders’ equity	$156,211	$140,743

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income

	Years Ending December 31,
	2009	2008	2007
	(in thousands, except per share data)

Net sales	$245,282	$279,725	$262,517

Cost of sales	177,737	212,549	205,148

Gross profit	67,545	67,176	57,369

Selling, general and administrative expenses	23,791	23,788	21,703

Income from operations	43,754	43,388	35,666

Interest expense	(9)	(71)	(10)

Interest income	71	27	8

Other income (expense), net	76	724	(321)

Income before income taxes	43,892	44,068	35,343

Income tax provision	16,171	15,479	12,187

Net income	$27,721	$28,589	$23,156

Earnings per share:
Basic	$1.61	$1.63	$1.24	*
Diluted	$1.60	$1.60	$1.22	*

Cash dividends declared per common share	$0.36	$0.32	$0.32	*

Weighted average shares outstanding:
Basic	17,187	17,560	18,628	*
Diluted	17,309	17,855	18,927	*

*Reflects three-for-two stock split effective August 21, 2007.

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock				Paid-in	Accumulated Other Comprehensive	Retained
	Shares		Amount		Capital	Income	Earnings	Total
	(in thousands)

Balance at December 31, 2006	18,508	*	$74	*	$185	$667	$90,666	$91,592
Adjustment for FASC Topic 740, Income Taxes							(396)	(396)
Comprehensive income:
Net income	–		–		–	–	23,156	23,156
Foreign currency translation adjustment	–		–		–	1,275	–	1,275
Total comprehensive income								24,431
Stock options exercised, including tax benefits	613	*	4	*	5,420	–	–	5,424
Share-based compensation	–		–		582	–	–	582
Stock repurchased and retired	(1,067	)*	(5	)*	(6,187)	–	(14,581)	(20,773)
Dividends	–		–		–	–	(5,440)	(5,440)
Balance at December 31, 2007	18,054	*	73	*	–	1,942	93,405	95,420
Comprehensive income:
Net income	–		–		–	–	28,589	28,589
Foreign currency translation adjustment	–		–		–	(1,164)	–	(1,164)
Total comprehensive income								27,425
Stock options exercised and restricted stock awards vested, including tax benefits	366		2		3,307	–	–	3,309
Share-based compensation	–		–		750	–	–	750
Stock repurchased and retired	(1,211)		(4)		(3,519)	–	(21,238)	(24,761)
Dividends	–		–		–	–	(5,621)	(5,621)
Balance at December 31, 2008	17,209		71		538	778	95,135	96,522
Comprehensive income:
Net income	–		–		–	–	27,721	27,721
Foreign currency translation adjustment	–		–		–	299	–	299
Total comprehensive income								28,020
Stock options exercised and restricted stock awards vested, including tax benefits	170		1		1,938	–	–	1,939
Share-based compensation	–		–		848	–	–	848
Stock repurchased and retired	(164)		(1)		(2,680)	–	(448)	(3,129)
Dividends	–		–		–	–	(6,201)	(6,201)
Balance at December 31, 2009	17,215		$71		$644	$1,077	$116,207	$117,999

* Reflects three-for-two stock split effective August 21, 2007.

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Operating Activities
Net income	$27,721	$28,589	$23,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,061	9,412	9,665
Provision for losses on accounts receivable, net of adjustments	10	547	203
Provision for excess and obsolete inventories	410	-	-
Share-based compensation	848	750	582
Excess tax benefits from stock options exercised and restricted stock awards vested	(703)	(1,613)	(2,998)
Gain on disposition of assets	(59)	(27)	(108)
Unrealized gain on derivative assets	(2,200)	-	-
Deferred income taxes	3,531	160	(124)
Changes in assets and liabilities:
Accounts receivable	5,495	(905)	(1,760)
Inventories	7,243	(4,779)	(2,095)
Prepaid expenses and other	(660)	13	(172)
Accounts payable	(6,334)	449	(1,370)
Accrued liabilities	842	851	6,268
Net cash provided by operating activities	45,205	33,447	31,247

Investing Activities
Proceeds from sale of property, plant and equipment	135	17	123
Capital expenditures	(9,774)	(9,610)	(10,874)
Net cash used in investing activities	(9,639)	(9,593)	(10,751)

Financing Activities
Borrowings under revolving credit facility	9,972	46,865	12,142
Payments under revolving credit facility	(12,873)	(43,964)	(12,142)
Borrowings (payments) of long-term debt	(136)	(118)	271
Stock options exercised	1,236	1,696	2,426
Excess tax benefits from stock options exercised and restricted stock awards vested	703	1,613	2,998
Repurchase of stock	(3,129)	(24,761)	(20,773)
Cash dividends paid to stockholders	(5,874)	(5,791)	(4,958)
Net cash used in financing activities	(10,101)	(24,460)	(20,036)

Effects of exchange rate on cash	(95)	(4)	131
Net increase (decrease) in cash and cash equivalents	25,370	(610)	591
Cash and cash equivalents, beginning of year	269	879	288
Cash and cash equivalents, end of year	$25,639	$269	$879

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

1.  Business, Summary of Significant Accounting Policies and Other Financial Data

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987.  Our subsidiaries include AAON, Inc., an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation, AAON Canada, Inc., an Ontario corporation and AAON Properties, Inc., an Ontario corporation.  AAON Properties is the lessor of property in Burlington, Ontario, Canada, to AAON Canada.  The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries.  Unless the context otherwise requires, references in this Annual Report to “AAON,” the “Company”, “we,” “us,” “our” or “ours” refer to AAON, Inc., and our subsidiaries.

We closed our manufacturing operations and reclassified our Canadian facility as held for sale in September 2009.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma, and Longview, Texas, facilities in the future.

We are engaged in the manufacture and sale of air conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units and coils. All significant intercompany accounts and transactions have been eliminated.

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

Common Stock Split

On July 12, 2007, our Board of Directors approved a three-for-two stock split of the outstanding stock for shareholders of record as of August 3, 2007.  The stock split was treated as a 50% stock dividend which was distributed on August 21, 2007. The applicable share and per share data for 2007 included herein has been restated to reflect the stock split.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because these estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows.  We reevaluate our estimates and assumptions on a monthly basis. The most significant estimates include the allowance for doubtful accounts, inventory reserves, warranty accrual, medical insurance accrual, share-based compensation and the fair value of the derivative.  Actual results could differ materially from those estimates.

1.  Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Concentrations

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets.  To date, our sales have been primarily to the domestic market, with foreign sales accounting for less than 5% of revenues in 2009.  No customer accounted for 10% of our sales during 2009, 2008 or 2007 or more than 5% of our accounts receivable balance at December 31, 2009, 2008 or 2007.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

Accounts Receivable

We grant credit to our customers and perform ongoing credit evaluations.  We generally do not require collateral or charge interest.  We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions and the age of the receivable.  Accounts are considered past due when the balance has been outstanding for greater than ninety days.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Accounts receivable and the related allowance for doubtful accounts are as follows:

	December 31,
	2009	2008
	(in thousands)

Accounts receivable	$34,157	$39,599
Less: Allowance for doubtful accounts	(776)	(795)
Total, net	$33,381	$38,804

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$795	$407	$266
Provision for losses on accounts receivable	629	674	625
Adjustments to provision	(630)	(127)	(422)
Accounts receivable written off, net of recoveries	(18)	(159)	(62)
Balance, end of period	$776	$795	$407

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

1.  Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Inventories (continued)

Inventory balances at December 31, 2009 and 2008, and the related changes in the allowance for excess and obsolete inventories for the three years ended December 31, 2009, 2008 and 2007, are as follows:

	December 31,
	2009	2008
	(in thousands)

Raw materials	$26,581	$32,212
Work in process	1,835	2,545
Finished goods	1,132	1,975
	29,548	36,732
Less: Allowance for excess and obsolete inventories	(760)	(350)
Total, net	$28,788	$36,382

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Allowance for excess and obsolete inventories:
Balance, beginning of period	$350	$350	$350
Provision for excess and obsolete inventories	1,849	800	-
Adjustments to reserve	(1,439)	(800)	-
Balance, end of period	$760	$350	$350

We increased our allowance for excess and obsolete inventories due to materials from our Canadian facility that will not be utilized at either our Tulsa, Oklahoma or Longview, Texas locations and materials that were phased out due to new products that were introduced in January 2010.

Derivative

We entered into a derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  We monitor our derivative and the credit worthiness of the financial institution.  We do not anticipate losses due to counterparty non-performance.  We do not use derivatives for speculative purposes.

The derivative is in the form of a commodity futures contract.  The derivative contract settles monthly beginning in January 2010 and ending in December 2010.  Settlements equal the difference between the monthly average market price or closing market price of copper on a given day and the contract price with the financial institution.  The contract is for a total of 2,250,000 pounds of copper at $2.383 per pound.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

We are subject to gains which we record as derivative assets if the forward copper commodity prices increase and losses which we record as derivative liabilities if they decrease.  At December 31, 2009, the forward copper commodity prices were higher than our contract price resulting in a gain or derivative asset.  We recognized the following current derivative assets at fair value in the Consolidated Balance Sheets:

Type of Contract	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives not designated as hedging instruments:
Commodity futures contract	Derivative assets	$2,200
Total Derivatives not designated as hedging instruments		$2,200

1.  Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Derivatives (continued)

We did not designate the derivative as a cash flow hedge.  We record changes in the derivative’s fair value currently in earnings based on mark-to-market accounting.  We recorded the following $2.2 million ($1.4 million after tax) unrealized gain on derivative assets at fair value in the Consolidated Statements of Income:

Type of Contract	Income Statement Location	Fair Value
		(in thousands)
Derivatives not designated as hedging instruments:
Commodity futures contract	Cost of sales	$2,200
Total Derivatives not designated as hedging instruments		$2,200

We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle.

Assets Held For Sale

We reclassified certain fixed assets with a net book value of $1.5 million to assets held for sale upon closure of our Canadian manufacturing operations in September 2009.  The assets consist of a building and land valued at the lower of cost or market.  The carrying value of the building net of accumulated depreciation is $0.6 million.  No additional depreciation expense was taken on the building as of October 1, 2009.  The carrying value of the land is $0.9 million.  We have contracted with a realtor and plan to sell the property within one year.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma and Longview, Texas facilities in the future.

Property, Plant and Equipment

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

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  When an indicator of impairment has occurred, management’s estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred.  If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  Management determined no impairment was required during 2009, 2008 and 2007.

Commitments and Contractual Agreements

We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These contracts are not accounted for as derivative instruments because they meet the normal purchases and sales exemption.

1.  Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Commitments and Contractual Agreements (continued)

In the normal course of business we expect to purchase copper and aluminum in the form of legally binding commitments as follows:

Type	Period	Pounds	Price	Total
(in thousands, except pricing data)

Aluminum	January 2010 – December 2010	2,441	0.8000	$1,953
Copper	January 2010 – March 2010	102	2.4090	245
Copper	January 2010	23	2.0225	47
Copper	January 2010	24	1.8315	45
Copper	January 2010	19	2.2458	42
Total				$2,332

Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	2009	2008
	(in thousands)

Warranty	$7,200	$6,589
Commissions	7,975	8,816
Payroll	1,633	1,883
Workers’ compensation	591	610
Medical self-insurance	1,410	886
Employee benefits and other	377	254
Total	$19,186	$19,038

Warranties

A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.  Despite lower sales volume in 2009 compared to 2008 warranty expenses increased due to specific warranty items. Warranty expense was $4.8 million, $4.0 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Changes in the warranty accrual during the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(in thousands)

Balance, beginning of the year	$6,589	$6,308	$5,572
Payments made	(4,211)	(3,608)	(3,321)
Warranties issued	4,822	3,889	3,757
Changes in estimate related to preexisting warranties	-	-	300
Balance, end of period	$7,200	$6,589	$6,308

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended,
	2009	2008	2007	*
	(in thousands except share and per share data)
Numerator:

Net income	$27,721	$28,589	$23,156

Denominator:

Denominator for basic earnings per share – Weighted average shares	17,186,930	17,560,295	18,628,029
Effect of dilutive stock options	122,038	294,568	299,015
Denominator for diluted earnings per share – Weighted average shares	17,308,968	17,854,863	18,927,044

Earnings per share
Basic	$1.61	$1.63	$1.24
Diluted	$1.60	$1.60	$1.22

Anti-dilutive shares	226,950	308,250	282,100
Weighted average exercise price	$15.64	$16.63	$17.81

*Reflects three-for-two stock split effective August 21, 2007.

Advertising

Advertising costs are expensed as incurred.  Advertising expense was approximately $761,000, $635,000 and $784,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development

Research and development costs are expensed as incurred.  Research and development expense was $3.1 million, $2.6 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales.  Shipping charges that are billed to the customer are recorded in revenues.

1.  Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Profit Sharing Bonus Plan

We maintain a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis in order to reward employee productivity.  Eligible employees are regular full-time employees who are actively employed and working on the first day of the calendar quarter and remain continuously, actively employed and working on the last day of the quarter and who work at least 80% of the quarter. Profit sharing expense was $4.8 million, $5.1 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Defined Contribution Plan - 401(k)

We sponsor a defined contribution benefit plan (“the Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines.  In addition, effective May 30, 2005, the Plan was amended to provide for automatic enrollment and provided for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter, unless the employee elects to decline the automatic increase and enrollment. Beginning with pay periods after May 30, 2005, the one year enrollment waiting period was waived.  Administrative expenses we paid for the plan were approximately $81,000, $93,000 and $98,000 for the years ended 2009, 2008 and 2007, respectively.

After January 1, 2007, our matching increased to 50% of the employee’s salary deferral up to the first 9% of compensation.  From January 1, 2006 to December 31, 2006, we matched 50% of the employee’s salary deferral up to the first 7% of compensation.  We contribute in the form of cash and direct the investment to shares of AAON stock.  Employees are 100% vested in salary deferral contributions and vest 20% per year at the end of years two through six of employment in employer matching contributions.  We made matching contributions of $1.2 million, $1.4 million and $1.3 million in 2009, 2008 and 2007, respectively.

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

Derivative Fair Value Measurements

Our derivative assets consist of a forward purchase contract that is measured at fair value using the quoted prices in the COMEX commodity markets which is the lowest level of input significant to measurement.  The fair value and carrying amount of our derivative assets at December 31, 2009 is $2.2 million.  The measurement is based on pricing for instruments similar but not identical to the contract we will settle.  These prices are based upon regularly traded commodities on COMEX.  Therefore we consider the market for our commodity futures contract to be active, yet the fair values are estimates and are not necessarily indicative of the amounts for which we could settle such instruments currently.

1.  Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Derivative Fair Value Measurements (continued)

We record changes in the derivative’s fair value currently in earnings based on mark-to-market accounting.  At December 31, 2009, we recorded a $2.2 million ($1.4 million after tax) adjustment to cost of sales from the unrealized gain on derivative assets at fair value in the Consolidated Statements of Income.

The following table presents the fair value of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 in the Consolidated Balance Sheets:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
(in thousands)
Assets:
Derivative assets	$ -	$ 2,200	$ -	$ 2,200

Subsequent Events

We have determined that no subsequent events which require recognition or disclosure in our Consolidated Financial Statements exist.

New Accounting Pronouncements

In March 2008, the FASB issued FASC Topic 815, Derivatives and Hedging, formerly SFAS No. 161, (“FASC 815”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under prior guidance and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Adoption of FASC 815 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, Topic 105 - Generally Accepted Accounting Principles (“GAAP”) (“ASU 2009-01”), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The codification does not change or alter existing GAAP.  ASU 2009-01 is effective for reporting periods ending after September 15, 2009.  We adopted ASU 2009-01 for reporting in the third quarter of 2009.  Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  ASU 2009-05 is effective for the first reporting period beginning after issuance.  We adopted ASU 2009-05 in the fourth quarter 2009.  Adoption of ASU 2009-05 did not have a material impact on our Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”), which discontinues the requirement that entities disclose the date through which they have evaluated subsequent events.  ASU 2010-09 is effective upon issuance.  We adopted ASU 2010-09 for reporting in the fourth quarter of 2009.  Adoption of ASU 2010-09 did not have a material impact on our Consolidated Financial Statements.

1.  Business, Summary of Significant Accounting Policies and Other Financial Data (continued)

Segments

We have reviewed our business operations and determined that we have two operating segments as defined in FASC Topic 280, Segment Reporting.  We have a domestic and foreign operating segment.  The domestic operating segment includes the operations of AAON, Inc. and AAON Coil Products, Inc.  The foreign operating segment includes the operations of AAON Canada through September 2009 at which time manufacturing operations closed and AAON Properties (“Canadian facility”).  We have determined that the foreign operating segment does not constitute a separate reporting segment based on quantitative threshold tests.  We sell similar products with similar economic characteristics to similar classes of customers.  The technologies and operations are highly integrated.  Revenues and costs are reviewed monthly by management on a product line basis as a single business segment.

2.  Supplemental Cash Flow Information

Interest payments of approximately $9,000, $71,000 and $10,000 were made during the years ended December 31, 2009, 2008 and 2007, respectively.  Payments for income taxes of $10.0 million, $12.7 million and $10.2 million were made during the years ended December 31, 2009, 2008 and 2007, respectively. Dividends payable of $3.1 million and $2.8 million were accrued as of December 31, 2009 and 2008 and were paid on January 4, 2010 and January 2, 2009, respectively.

3.   Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  Borrowings available under the revolving credit facility at December 31, 2009, were $14.3 million.  The letter of credit was a requirement of our workers compensation insurance and was extended in 2009 and will expire December 31, 2010.  Interest on borrowings is payable monthly at the greater of 4.0% or LIBOR plus 2.5% (4.0% at December 31, 2009).  No fees are associated with the unused portion of the committed amount.  We had no borrowings outstanding under the revolving credit facility at December 31, 2009.  We had $2.9 million outstanding under the revolving credit facility at December 31, 2008.  We had no borrowings outstanding under the revolving credit facility at December 31, 2007.

At December 31, 2009, 2008 and 2007, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At December 31, 2009 our tangible net worth was $118.0 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 3 which meets the requirement of not being above 2 to 1.  Our working capital was $65.4 million which meets the requirement of being at or above $30.0 million.  On July 30, 2009, we renewed the line of credit with a maturity date of July 30, 2010 with terms substantially the same  as the previous agreement.  We expect to renew our revolving credit agreement in July 2010.  We do not anticipate that the current situation in the credit market will impact our renewal.

4.  Debt

Short-term debt at December 31, 2009 and 2008 consisted of notes payable totaling approximately $76,000 and $91,000 due in 2010 and 2009, respectively.  In 2009 and 2008, respectively, the notes payable are due in monthly installments of $7,588, with an interest rate of 4.148%, related to a computer capital lease.

5.  Income Taxes

We follow the provisions of FASC Topic 740, Income Taxes, including the liability method of accounting for income taxes, which provides that deferred tax liabilities and assets are based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The income tax provision consists of the following:

	Years Ending December 31,
	2009	2008	2007
	(in thousands)

Current	$19,529	$16,163	$12,631
Deferred	(3,358)	(684)	(444)
	$16,171	$15,479	$12,187

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ending December 31,
	2009	2008	2007

Federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	4%	3%	3%
Other	(2%)	(3%)	(3%)
	37%	35%	35%

The “Other” tax rate primarily relates to certain domestic credits.

The tax effect of temporary differences giving rise to our deferred income taxes at December 31 is as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Net current deferred assets and (liabilities) relating to:
Valuation reserves	$572	$446	$295
Warranty accrual	2,544	2,567	2,456
Other accruals	1,297	1,262	1,430
Other, net	(790)	(40)	131
	$3,623	$4,235	$4,312
Net long-term deferred (assets) and liabilities relating to:
Depreciation and amortization	$7,820	$7,247	$6,376
NOL	-	(2,265)	(2,019)
Share-based compensation	(494)	(400)	(383)
	$7,326	$4,582	$3,974

The net operating loss (“NOL”) deferred tax asset related to AAON Canada was utilized in 2009.  We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

The total amount of unrecognized tax benefits is as follows:
Tax Benefit
(in thousands)

Balance at January 1, 2009	$50
Change as a result of tax positions taken during an earlier period	-
Change as a result of tax positions taken during the current period	-
Change as a result of settlements with tax authorities	-
Change as a result of a lapse of the applicable statute of limitations	(50)
Balance at December 31, 2009	$0

There are no unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2009.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At December 31, 2009 and 2008, we had accrued approximately $0 and $6,000 for the potential payment of interest and penalties, respectively.

As of December 31, 2009, we are subject to U.S. Federal income tax examinations for the tax years 2006 through 2009, and to non-U.S. income tax examinations for the tax years of 2006 through 2009.  In addition, we are subject to state and local income tax examinations for the tax years 2005 through 2009.

6.  Share-Based Compensation

We have historically maintained a stock option plan for key employees, directors and consultants (“the 1992 Plan”). The 1992 Plan provided for 4.4 million shares of common stock to be issued under the plan.  Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant.  Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter.  Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant.  All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

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

We apply the provisions of FASC Topic 718, Compensation – Stock Compensation.  The compensation cost is based on the grant date fair value of stock options issued calculated using a Black-Scholes-Merton Option Pricing Model, or the grant date fair value of a restricted share less the present value of dividends.

We recognized approximately $484,000, $400,000 and $526,000 at December 31, 2009, 2008 and 2007, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income.  The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2009 is $0.9 million and is expected to be recognized over a weighted-average period of 2.1 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2009, 2008 and 2007:

	2009	2008	2007
Directors and Officers:
Expected dividend yield	1.87%	1.72%	N/A
Expected volatility	47.47%	45.16%	N/A
Risk-free interest rate	2.53%	3.08%	N/A
Expected life	7.0 yrs	7.0 yrs	N/A
Forfeiture rate	0%	0%	N/A

Employees:
Expected dividend yield	1.87%	1.72%	1.67%
Expected volatility	46.94%	44.47%	41.92%
Risk-free interest rate	2.62%	3.05%	4.61%
Expected life	8.0 yrs	8.0 yrs	6.3 yrs
Forfeiture rate	31%	31%	28%

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

The following is a summary of stock options outstanding as of December 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

5.73 – 11.29	120,613	3.41	$9.12	$10.37	104,113	$8.84
11.40 – 12.00	33,900	5.71	11.60	7.89	28,200	11.62
13.60 – 15.55	131,500	8.22	15.13	4.36	33,900	14.72
15.99 – 21.42	174,500	7.18	17.58	1.91	78,100	17.48
Total	460,513	6.38	$14.22	$6.75	244,313	$12.74

A summary of option activity under the plan is as follows:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2006	1,461,496	$7.33
Granted	139,188	15.98
Exercised	(573,374)	4.24
Forfeited or Expired	(98,377)	14.80
Outstanding at December 31, 2007	928,933	9.47
Granted	50,000	16.64
Exercised	(348,075)	4.87
Forfeited or Expired	(51,282)	15.76
Outstanding at December 31, 2008	579,576	12.29
Granted	93,000	15.92
Exercised	(164,013)	7.53
Forfeited or Expired	(48,050)	17.00
Outstanding at December 31, 2009	460,513	14.22	6.38	$ 2,426
Exercisable at December 31, 2009	244,313	$12.74	5.04	$ 1,649

The weighted average grant date fair value of options granted during 2009 and 2008 was $6.87 and $6.95, respectively.  The total intrinsic value of options exercised during December 31, 2009, 2008 and 2007 was $3.3 million, $6.4 million and $8.7 million, respectively.  The cash received from options exercised during December 31, 2009, 2008 and 2007 was $1.2 million, $1.7 million and $2.4 million, respectively.  The impact of these cash receipts is included in financing activities in the accompany Consolidated Statements of Cash Flows.

A summary of the status of the unvested stock options is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2009	242,600	$6.68
Granted	93,000	6.87
Vested	(80,850)	6.53
Forfeited	(38,550)	6.97
Unvested at December 31, 2009	216,200	$6.77

The total grant date fair value of options vested during December 31, 2009 and 2008 was $0.5 million and $0.6 million, respectively.

During 2007, the Compensation Committee of the Board of Directors authorized and issued restricted stock awards to directors and key employees. The restricted stock award program offers the opportunity to earn shares of AAON Common Stock over time, rather than options that give the right to purchase stock at a set price.  Restricted stock awards granted to directors vest one-third each year.  All other restricted stock awards vest at a rate of 20% per year.  Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms.  The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  The weighted average grant date fair value of restricted stock awards granted during 2009 and 2008 was $19.72 and $19.34 per share, respectively. We recognized approximately $364,000, $350,000 and $56,000 at December 31, 2009, 2008 and 2007, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of December 31, 2009, unrecognized compensation cost related to unvested restricted stock awards was approximately $466,000 which is expected to be recognized over a weighted average period of 1.5 years.

A summary of the unvested restricted stock awards is as follows:
Shares

Unvested at January 1, 2009	42,450
Granted	7,350
Vested	(16,550)
Forfeited	-
Unvested at December 31, 2009	33,250

FASC Topic 718, Compensation – Stock Compensation requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs be classified as financing cash flows.  During December 31, 2009, 2008 and 2007, the excess tax benefits of stock options exercised and restricted stock awards vested was $0.7 million, $1.6 million and $3.0 million respectively.

7.  Stockholder Rights Plan

During 1999, the Board of Directors adopted a Stockholder Rights Plan (the “Plan”), which was amended in 2002.  Under the Plan, stockholders of record on March 1, 1999, received a dividend of one right per share of our Common Stock.  Stock issued after March 1, 1999, contains a notation incorporating the rights.  Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of Series A Preferred Stock at an exercise price of $90.  The rights are traded with our Common Stock.  The rights become exercisable after a person has acquired, or a tender offer is made for, 15% or more of our Common Stock.  If either of these events occurs, upon exercise the holder (other than a holder owning more than 15% of the outstanding stock) will receive the number of shares of our Common Stock having a market value equal to two times the exercise price.

The rights may be redeemed by us for $0.001 per right until a person or group has acquired 15% of our Common Stock.  The rights expire on August 20, 2012.

8.  Stock Repurchase

Following repurchases of approximately 12% of our outstanding common stock between September 1999 and September 2001, we announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 2.0 million shares of our outstanding stock.  On February 14, 2006, the Board of Directors approved the suspension of our repurchase program.  Through February 14, 2006, we had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average of $11.68 per share.  We purchased the shares at current market prices.

On November 6, 2007, we began a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions.  Through December 31, 2009, we had repurchased a total of 1,717,804 shares under this program for an aggregate price of $34,192,008, or an average price of $19.90 per share.    We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through December 31, 2009, we repurchased 760,477 shares for an aggregate price of $12,589,311, or an average price of $16.55 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through December 31, 2009, we repurchased 350,375 shares for an aggregate price of $7,167,623, or an average price of $20.46 per share.  We purchased the shares at current market prices.

9.  Dividends

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend.  We initially paid semi-annual dividends of $0.20 per share.  The Board of Directors approved dividend payments of $0.16 per share related to the stock split effective August 21, 2007.  The Board of Directors approved future dividend payments of $0.18 per share on May 19, 2009.  Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Cash dividend payments of $5.9 million were made in 2009, and accrued a liability for payment of $3.1 million of dividends in January 2010.  Cash dividend payments of $5.8 million were made in 2008, and $2.8 million in dividends were declared and accrued as a liability in December 2008 for payment in January 2009.   Cash dividend payments of $5.0 million were made in 2007, and $2.9 million in dividends were declared and accrued as a liability in December 2007 for payment in January 2008.

10.  Commitments and Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

11.  Canadian Facility

On May 18, 2009 we announced the closure of our Canadian facility and filed an 8-K to that effect. At the same time, we notified the 47 Canadian employees of the expected closure date.  The actual closure date was at the end of September 2009.  We accrued and charged to expense $0.3 million through December 31, 2009, in closure costs related to employee termination benefits in accordance with Canadian labor laws and regulations.  We incurred employee termination costs as well as costs to dispose of inventory.  We accrued and charged to expense $0.4 million as an adjustment to our inventory reserve in second quarter 2009 to account for inventory items we did not transfer to our other locations.  The following closure costs were included in income from continuing operations in the income statement and paid as of December 31, 2009:

	Balance at 6/30/09	Additional Accrual	Charged to Expense
	(in thousands)

Employee termination benefits	$280	$26	$306
Inventory reserve adjustments	389	-	389
Total	$669	$26	$695

12.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2009 and 2008:

	Quarter Ended
	March 31	June 30	September 30		December 31
	(in thousands, except per share data)
2009
Net sales	$63,965	$68,597	$58,492		$54,228
Gross profit	16,934	18,104	17,728	*	14,779	*
Net income	6,728	7,097	7,741	*	6,155	*
Earnings per share:
Basic	0.39	0.41	0.45	*	0.36	*
Diluted	0.39	0.41	0.45	*	0.36	*

	Quarter Ended
	March 31	June 30	September 30		December 31
	(in thousands, except per share data)
2008
Net sales	$65,456	$74,781	$79,279		$60,209
Gross profit	15,652	17,990	20,018		13,516
Net income	6,434	7,760	8,355		6,040
Earnings per share:
Basic	0.36	0.43	0.49		0.35
Diluted	0.35	0.43	0.47		0.35

*Includes the impact of the unrealized gain from the derivative.