Form 10-Q
period 2010-03-31
AAON INC
filed 2010-05-06
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes                                              No      X

As of April 27, 2010 registrant had outstanding a total of 17,120,865 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AAON, Inc., and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31, 2010	December 31, 2009
Assets	(in thousands except share and per share data)
Current assets:
Cash and cash equivalents	$15,590	$25,639
Certificates of deposit	1,824	-
Investments held to maturity at amortized cost	7,894	-
Accounts receivable, net	30,496	33,381
Inventories, net	30,586	28,788
Prepaid expenses and other	580	1,087
Financial derivative assets	1,674	2,200
Assets held for sale, net	1,573	1,522
Deferred tax assets	4,251	3,623
Total current assets	94,468	96,240
Property, plant and equipment:
Land	1,328	1,328
Buildings	42,546	41,697
Machinery and equipment	92,695	90,213
Furniture and fixtures	7,377	7,225
Total property, plant and equipment	143,946	140,463
Less: Accumulated depreciation	82,926	80,567
Property, plant and equipment, net	61,020	59,896
Notes receivable, long-term	75	75
Certificates of deposit	680	-
Investments held to maturity at amortized cost	3,924	-
Total assets	$160,167	$156,211
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$-	$-
Current maturities of long-term debt	53	76
Accounts payable	11,413	8,524
Dividends payable	-	3,100
Accrued liabilities	20,156	19,186
Total current liabilities	31,622	30,886
Long-term debt, less current maturities	-	-
Deferred tax liabilities	7,035	7,326
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 7,500,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 75,000,000 shares authorized, 17,130,566 and 17,214,979 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	71	71
Additional paid-in capital	-	644
Accumulated other comprehensive income, net of tax	1,118	1,077
Retained earnings	120,321	116,207
Total stockholders’ equity	121,510	117,999
Total liabilities and stockholders’ equity	$160,167	$156,211

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)

Net sales	$49,309	$63,965

Cost of sales	36,315	47,031

Gross profit	12,994	16,934

Selling, general and administrative expenses	4,828	6,535

Income from operations	8,166	10,399

Interest expense	-	(9)

Interest income	6	-

Other income (expense), net	(60)	245

Income before income taxes	8,112	10,635

Income tax provision	2,994	3,907

Net income	$5,118	$6,728

Earnings per share:
Basic	$0.30	$0.39
Diluted	$0.30	$0.39

Cash dividends declared per common share:	$0.00	$0.00

Weighted average shares outstanding:
Basic	17,186	17,189
Diluted	17,271	17,335

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
	(in thousands)

Balance at December 31, 2009	17,215	$71	$644	$1,077	$116,207	$117,999
Comprehensive income:
Net income	–	–	–	–	5,118	5,118
Foreign currency translation adjustment	–	–	–	41	–	41
Total comprehensive income						5,159
Stock options exercised and restricted stock awards vested, including tax benefits	10	–	144	–	–	144
Share-based compensation	–	–	209	–	–	209
Stock repurchased and retired	(94)	–	(997)	–	(1,004)	(2,001)
Balance at March 31, 2010	17,131	$71	$–	$1,118	$120,321	$121,510

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)
Operating Activities
Net income	$5,118	$6,728

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,405	2,282
Provision for losses on accounts receivable, net of adjustments	(96)	410
Share-based compensation	209	188
Excess tax benefits from stock options exercised
and restricted stock awards vested	(16)	(2)
Deferred income taxes	(919)	(718)
Changes in assets and liabilities:
Accounts receivable	2,981	(2,537)
Inventories	(1,798)	2,557
Prepaid expenses and other	507	(87)
Financial derivative assets	526	-
Accounts payable	2,884	(452)
Accrued liabilities	983	4,996
Net cash provided by operating activities	12,784	13,365

Investing Activities
Investment in certificates of deposit	(2,504)	-
Investments held to maturity at amortized cost	(11,818)	-
Capital expenditures	(3,529)	(3,512)
Net cash used in investing activities	(17,851)	(3,512)

Financing Activities
Borrowings under revolving credit facility	-	9,972
Payments under revolving credit facility	-	(12,873)
Payments of long-term debt	(23)	(22)
Stock options exercised	128	10
Excess tax benefits from stock options exercised
and restricted stock awards vested	16	2
Repurchases of stock	(2,001)	(702)
Cash dividends paid to stockholders	(3,100)	(2,773)
Net cash used in financing activities	(4,980)	(6,386)
Effect of exchange rate on cash	(2)	(11)
Net increase (decrease) in cash and cash equivalents	(10,049)	3,456
Cash and cash equivalents, beginning of year	25,639	269
Cash and cash equivalents, end of period	$15,590	$3,725

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2010
(unaudited)

1.   Basis of Presentation

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987.  Our subsidiaries include AAON, Inc., an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation and AAON Properties, Inc., an Ontario corporation.  The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries.  Unless the context otherwise requires, references in this Quarterly Report to “AAON,” the “Company”, “we,” “us,” “our” or “ours” refer to AAON, Inc., and our subsidiaries.

We closed our manufacturing operations and reclassified our Canadian facility as held for sale in September 2009.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma and Longview, Texas facilities in the future.

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2009, filed with the SEC.  In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Currency

Foreign currency transactions and financial statements are translated in accordance with Financial Accounting Standards Board (“FASB”) Codification (“FASC”) Topic 830, Foreign Currency Matters.  We use the U.S. dollar as our functional currency, except for the Canadian subsidiary, which uses the Canadian dollar.  Adjustments arising from translation of the Canadian subsidiaries’ financial statements are reflected in accumulated other comprehensive income.  Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions denominated in Canadian currency are included in the results of operations as incurred.

Financial Derivatives

We use financial derivatives to mitigate our exposure to volatility in copper prices.  Fluctuations in copper commodity prices impact the value of the financial derivative that we hold.  We are subject to gains which we record as financial derivative assets if the forward copper commodity prices increase and losses which we record as financial derivative liabilities if they decrease.  We record the fair value of the financial derivative position in the Consolidated Balance Sheets.  We locked in the settlement price for the remainder of 2010.  We  use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 17, Fair Value Measurements).  We did not designate the financial derivative as a cash flow hedge.  We record changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.  The change in fair value is recorded to cost of sales in the Consolidated Statements of Income.  We do not use financial derivatives for speculative purposes.

Investments

We made investments with a large firm which includes cash equivalents and money markets, certificates of deposit and corporate notes and bonds.  We record the amortized cost basis and accrued interest on the corporate notes and bond in the Consolidated Balance Sheets.  We record the interest and amortization of bond premiums to interest income on the corporate notes and bonds in the Consolidated Statements of Income.

Subsequent Events

We have determined that no subsequent events which require recognition or disclosure in our Consolidated Financial Statements exist.

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reason for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  ASU 2010-06 also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of ASU 2010-06 should not have a material impact on our Consolidated Financial Statements.

2.   Certificates of Deposit

We invested $2.5 million ($1.8 million of current assets) in certificates of deposit as of March 31, 2010 with various maturities of less than two years. The certificates of deposit bear interest ranging from 0.5% to 4.3% per annum.  We did not invest in any certificates of deposit in 2009.

3.   Investments Held to Maturity

Our investments held to maturity include $11.8 million ($7.9 million of current assets) in corporate notes and bonds with maturities of less than two years.  The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.  We did not invest in any other investments in 2009.

We record the amortized cost basis and accrued interest on the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premium to interest income on the corporate notes and bonds in the Consolidated Statements of Income.  The following summarizes the amortized cost and estimated fair value of our investments held to maturity:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)

Current Assets:
Investments held to maturity	$7,894	$-	$(94)	$7,800
Non-Current Assets (1):
Investments held to maturity	3,924	-	(42)	3,882
Total	$11,818	$-	$(136)	$11,682
 (1) Non-current assets have maturities of between one to two years.

Investments held to maturity have been in a loss position for less than three months as of March 31, 2010.  We evaluate for other-than-temporary impairments on a quarterly basis.  We do not believe that any of the unrealized losses represent an other-than-temporary impairment.

4.   Accounts Receivable

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Accounts receivable	$31,176	$34,157
Less: Allowance for doubtful accounts	(680)	(776)
Total, net	$30,496	$33,381

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$776	$795
Provision for losses on accounts receivable	125	158
Adjustments to provision	(221)	252
Accounts receivable written off, net of recoveries	-	-
Balance, end of period	$680	$1,205

5.   Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Inventory balances are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)

Raw materials	$26,484	$26,581
Work in process	2,485	1,835
Finished goods	1,967	1,132
	30,936	29,548
Less: Allowance for excess and obsolete inventories	(350)	(760)
Total, net	$30,586	$28,788

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Allowance for excess and obsolete inventories:
Balance, beginning of period	$760	$350
Provision for excess and obsolete inventories	200	450
Adjustments to reserve	(200)	(200)
Inventories written off	(410)	-
Balance, end of period	$350	$600

6.   Financial Derivatives

We entered into a financial derivative instrument during the third quarter 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  We monitor our financial derivative and the credit worthiness of the financial institution.  We do not anticipate losses due to counterparty non-performance.  We do not use financial derivatives for speculative purposes.

The financial derivative is in the form of a commodity futures contract.  The financial derivative contract began settling monthly in January 2010 and will continue through December 2010.  In March 2010, we locked in the settlement price for the remainder of 2010.  The contract is for a total of 2,250,000 pounds of copper (1,650,000 pounds remaining as of March 31, 2010) at $2.383 per pound.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

Generally, fluctuations in copper commodity prices impact the value of the financial derivative.  Prior to locking in the settlement price, we would have been subject to gains which we would have recorded as financial derivative assets if the forward copper commodity prices increased and losses which we would have recorded as financial derivative liabilities if they decreased.  At March 31, 2010, the forward copper commodity prices were higher than our contract price resulting in a gain or financial derivative assets.  We will continue to be in a gain or financial derivative assets position for the remainder of 2010 based on the settlement price we locked into.  We recognized the following financial derivative assets at fair value in the Consolidated Balance Sheets:

Type of Contract	Balance Sheet Location	Fair Value
		(in thousands)
Financial derivative not designated as hedging instruments:
Commodity futures contract	Financial Derivative Assets	$1,674
Total financial derivative not designated as hedging instruments		$1,674

We did not designate the financial derivative as a cash flow hedge.  We recorded changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.  We recorded the following unrealized gain on financial derivative assets at fair value in the Consolidated Statements of Income for the three months ended March 31, 2010:

Type of Contract	Income Statement Location	Amount
		(in thousands)
Financial derivative not designated as hedging instruments:
Commodity futures contract	Cost of sales	$14
Total financial derivative not designated as hedging instruments		$14

We locked in the settlement price for the remainder of 2010.  We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 17, Fair Value Measurements).

7.   Accrued Liabilities

Accrued liabilities are as follows:
	March 31, 2010	December 31, 2009
	(in thousands)

Warranty	$7,000	$7,200
Commissions	8,000	7,975
Payroll	2,199	1,633
Income taxes	390	-
Workers’ compensation	755	591
Medical self-insurance	1,213	1,410
Employee benefits and other	599	377
Total	$20,156	$19,186

8.   Supplemental Cash Flow Information

Interest payments were not made for the three months ended March 31, 2010.  Interest payments of approximately $9,000 were made for the three months ended March 31, 2009.  Payments for income taxes of $0.5 million were made during the three months ended March 31, 2010.  There were no income tax payments made during the three months ended March 31, 2009.  Dividends payable of $3.1 million were accrued as of December 31, 2009 and paid in January 2010.

9.   Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  The letter of credit was a requirement of our workers compensation insurance and will expire December 31, 2010.  Interest on borrowings is payable monthly at the greater of 4% or LIBOR plus 2.5% (4.00% at March 31, 2010).  No fees are associated with the unused portion of the committed amount.

We did not have an outstanding balance under the revolving credit facility at March 31, 2010 or December 31, 2009.  Borrowings available under the revolving credit facility at March 31, 2010 were $14.3 million.  At March 31, 2010, we were in compliance with our financial ratio covenants.  The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At March 31, 2010 our tangible net worth was $121.5 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 3 which meets the requirement of not being above 2 to 1.  Our working capital was $62.8 million which meets the requirement of being at or above $30.0 million.  On July 30, 2009, we renewed the line of credit with a maturity date of July 30, 2010 with terms substantially the same as the previous agreement.

10.   Share-Based Compensation

We have historically maintained a stock option plan for key employees, directors and consultants (the “1992 Plan”).  The 1992 Plan provided for 4.4 million shares of common stock to be issued under the plan.  Under the terms of the 1992 Plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant.  Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for three years thereafter.  Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant.  All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

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

We apply the provisions of FASC Topic 718, Compensation – Stock Compensation.  The compensation cost is based on the grant date fair value of stock options issued calculated using a Black-Scholes-Merton Option Pricing Model, or the grant date fair value of a restricted stock award less the present value of dividends expected during the vesting period.

We recognized approximately $113,000 and $105,000 for the three months ended March 31, 2010 and 2009, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income.  The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2010 is $0.9 million and is expected to be recognized over a weighted average period of 2.1 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options:

	Three Months Ended
	March 31, 2010	March 31, 2009

Directors and Officers:
Expected dividend yield	N/A	1.79%
Expected volatility	N/A	47.47%
Risk-free interest rate	N/A	2.53%
Expected life	N/A	7.0 years
Forfeiture rate	N/A	0%
Employees:
Expected dividend yield	1.72%	1.79%
Expected volatility	45.95%	46.94%
Risk-free interest rate	3.14%	2.52%
Expected life	8.0 years	8.0 years
Forfeiture rate	31%	31%

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

A summary of stock options outstanding is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at March 31, 2010	Weighted Average Exercise Price

$5.73 – $11.29	115,413	3.08	$9.04	$13.58	98,913	$8.74
$11.40 – $12.00	33,900	5.46	11.60	11.02	28,200	11.62
$13.60 – $15.55	131,500	7.97	15.13	7.49	49,700	14.91
$15.99 – $21.42	176,300	7.14	17.76	4.86	77,600	17.53
Total	457,113	6.23	$14.34	$9.67	254,413	$12.95

A summary of stock option activity is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2010	460,513	$14.22
Granted	12,000	19.97
Exercised	(9,700)	13.22
Forfeited or Expired	(5,700)	18.37
Outstanding at March 31, 2010	457,113	14.34	6.23	$3,784
Exercisable at March 31, 2010	254,413	$12.95	5.06	$2,461

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $8.97 and $6.57, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was approximately $204,000 and $18,000, respectively.  The cash received from options exercised during the three months ended March 31, 2010 and 2009, was approximately $128,000 and $10,000, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:
	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2010	216,200	$6.77
Granted	12,000	8.97
Vested	(19,800)	6.50
Forfeited	(5,700)	7.66
Unvested at March 31, 2010	202,700	$6.90

The Compensation Committee of the Board of Directors (“Board”) has authorized and issued restricted stock awards to our directors and key employees.  The restricted stock award program offers the opportunity to earn shares of AAON common stock over time, rather than options that give the right to purchase stock at a set price.  Restricted stock awards granted to directors vest one-third each year.  All other restricted stock awards vest at a rate of 20% per year.  Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms.  The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends expected during the vesting period.

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  We recognized approximately $96,000 and $83,000 for the three months ended March 31, 2010 and 2009, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of March 31, 2010, unrecognized compensation cost related to unvested restricted stock awards was approximately $0.4 million which is expected to be recognized over a weighted average period of 1.4 years.

A summary of the unvested restricted stock awards is as follows:
Shares

Unvested at January 1, 2010	33,250
Granted	-
Vested	-
Forfeited	-
Unvested at March 31, 2010	33,250

11.  Earnings Per Share

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

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands, except share and per share data)
Numerator:
Net income	$5,118	$6,728

Denominator:
Denominator for basic earnings per share – Weighted average shares	17,186,165	17,188,630
Effect of dilutive employee stock options and restricted stock awards	85,049	146,536
Denominator for diluted earnings per share – Weighted average shares	17,271,214	17,335,166
Earnings per share:
Basic	$0.30	$0.39
Diluted	$0.30	$0.39

Anti-dilutive shares	120,100	378,950
Weighted average exercise price	$15.73	$16.34

12.   Income Taxes

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions and account for income taxes in accordance with FASC Topic 740, Income Taxes.  As of March 31, 2010, we do not have any unrecognized tax benefits that if recognized would affect the effective tax rate.  We do not expect to record any unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At March 31, 2010, we did not have any accruals for the potential payment of interest or penalties.

As of March 31, 2010, we are subject to U.S. Federal income tax examinations for the tax years 2006 through 2009, and to non-U.S. income tax examinations for the tax years of 2006 through 2009.  In addition, we are subject to state and local income tax examinations for the tax years 2005 through 2009.

13. Stock Repurchase

Following repurchases of approximately 12% of our outstanding common stock between September 1999 and September 2001, we announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (2.0 million shares) of our outstanding stock.  On February 14, 2006, the Board approved the suspension of our repurchase program.  Through February 14, 2006, we had repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average price of $11.68 per share.  We purchased the shares at current market prices.

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions.  Through March 31, 2010, we repurchased a total of 1,748,039 shares under this program for an aggregate price of $34,854,368, or an average price of $19.94 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON’s 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees.  Through March 31, 2010, we repurchased 824,357 shares for an aggregate price of $13,934,909, or an average price of $16.90 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through March 31, 2010, we repurchased 350,375 shares for an aggregate price of $7,167,623, or an average price of $20.46 per share.  We purchased the shares at current market prices.

14.   Commitments and Contingencies

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

In the normal course of business we expect to purchase 2.0 million pounds of aluminum at a price of $0.80 per pound or $1.6 million during the remainder of 2010.

15.   Canadian Facility

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

The following closure costs were included in income from continuing operations in the income statement and paid as of December 31, 2009:

	Balance June 30, 2009	Additional Accrual	Charged to Expense
	(in thousands)
Employee termination benefits	$280	$26	$306
Inventory reserve adjustments	389	-	389
Total	$669	$26	$695

16.   Assets Held For Sale

We reclassified certain fixed assets with a net book value of $1.6 million to assets held for sale upon closure of our Canadian manufacturing operations in September 2009.  The assets consist of a building and land valued at the lower of cost or market.  No additional depreciation expense was taken on the building as of October 1, 2009.  We have contracted with a realtor and plan to sell the property within one year.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma and Longview, Texas facilities in the future.

17.   Fair Value Measurements

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

Financial Derivatives Fair Value Measurements

Our financial derivative assets consist of a forward purchase contract that is measured at fair value using the quoted prices in the COMEX commodity markets which is the lowest level of input significant to measurement.  The fair value and carrying amount of our financial derivative assets at March 31, 2010 is $1.7 million.  We locked in the settlement price for the remainder of 2010.  The measurement is based on pricing for instruments similar but not identical to the contract we will settle.  These prices are based upon regularly traded commodities on COMEX.  Therefore we consider the market for our contract to be active.

We record changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.  During the three months ended March 31, 2010, we recorded approximately $14,000 to cost of sales from the unrealized gain on financial derivative assets at fair value in the Consolidated Statements of Income.

The following table presents the fair value of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Assets:
Financial derivative assets	$-	$1,674	$-	$1,674
Total	$-	$1,674	$-	$1,674

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

We engineer, manufacture and market air-conditioning and heating equipment consisting of standardized and rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self contained units and coils.  These units are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada.  International sales are less than five percent of our sales.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  We also purchase from other domestic manufactures certain components, including compressors electric motors and electrical controls used in our products.  The suppliers of these components are significantly affected by the raw material costs as steel, copper and aluminum are used in their products.  The raw materials market was volatile during 2010 and 2009 due to the economic environment.  We have entered into contracts that are below the average index price as of March 31, 2010.  Prices increased by approximately 59% for steel, 52% for aluminum and 107% for copper from March 31, 2009 to March 31, 2010.  These price increases impacted our gross margins and may impact margins in future periods.

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  The financial derivative is in the form of a commodity futures contract.  The contract began settling monthly in January 2010 and will continue through December 2010.  In March 2010, we locked in the settlement price for the remainder of 2010.  The contract is for a total of 2,250,000 pounds of copper (1,650,000 remaining at March 31, 2010) at $2.383 per pound.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

In addition to our financial derivative instrument, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These contracts are not accounted for as derivative instruments because they meet the normal purchases and sales exemption.

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

Our plant and office facilities in Tulsa, Oklahoma consist of a 337,000 sq. ft. building (322,000 sq. ft. of manufacturing/ warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue (“the original facility”), and a 693,000 sq. ft. manufacturing/warehouse building and a 22,000 sq. ft. office building (“the expansion facility”) located across the street from the original facility at 2440 S. Yukon Avenue.

In the expansion facility we use 22,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 80,000 sq. ft. for two production lines; an additional 106,000 sq. ft. is utilized for sheet metal fabrication.  The remaining 487,000 sq. ft. is presently being prepared as additional plant space for long-term growth.

Other operations in Longview, Texas are conducted in a plant/office building at 203-207 Gum Springs Road, containing 258,000 sq. ft. (251,000 sq. ft. of manufacturing/ warehouse and 7,000 sq. ft. of office space).  An additional 15 acres were purchased in 2004 and 2005 for future expansion.

Our previous operations in Burlington, Ontario, Canada, were located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility.  The facility was classified as available for sale upon closure of our manufacturing operations in September 2009 (see Note 16, Assets Held For Sale).  We have contracted with a realtor and plan to sell the property within one year.

Set forth below is unaudited income statement information for the periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010		March 31, 2009
	(in thousands)

Net sales	$49,309	100%	$63,965	100%

Cost of sales	36,315	73.6%	47,031	73.5%

Gross profit	12,994	26.4%	16,934	26.5%

Selling, general and administrative expenses	4,828	9.8%	6,535	10.2%

Income from operations	8,166	16.6%	10,399	16.3%

Interest expense	-	0.0%	(9)	0.0%
Interest income	6	0.0%	-	0.0%
Other income (expense), net	(60)	(0.1)%	245	0.3%

Income before income taxes	8,112	16.5%	10,635	16.6%
Income tax provision	2,994	6.1%	3,907	6.1%

Net income	$5,118	10.4%	$6,728	10.5%

Results of Operations
Key events impacting our cash balance, financial condition, and results of operations for the three months ended March 31, 2010, include the following:

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

•	We attempt to moderate certain commodity costs by utilizing purchase agreements and pricing strategies which affect our gross margins.
•
In February 2006, the Board of Directors (“Board”) initiated a program of semi-annual cash dividend payments.  Cash dividend payments of $5.9 million were made in 2009 and $3.1 million were made in 2010.  In May 2009, the Board increased the semi-annual cash dividend from $0.16 per share to $0.18 per share.

•
Stock repurchases resulted in cash payments of $2.0 million.  This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program of $0.1 million.

•
We have a strong liquidity position with cash on hand of $15.6 million and current investments of $9.7 million and non-current investments of $4.6 million.  In view of the current economic environment, our goal remains to keep a healthy financial condition.

•
Purchases of equipment and expansion of facilities to create efficiencies remain a priority.  Our capital expenditures were $3.5 million.  Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production.  We currently expect to spend approximately $7.0 million to $8.0 million on capital expenditures during 2010 for continued growth.

•
We closed our manufacturing operations and reclassified our Canadian facility as held for sale in September 2009 (see Note 16, Assets Held For Sale).  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma and Longview, Texas facilities in the future.

•	The Tulsa manufacturing facility was expanded in 2009 for future growth.

Net Sales

Net sales decreased $14.7 million or 23% to $49.3 million from $64.0 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease in net sales was a result of the decreased volume related to the current economic environment.  The current economic environment has negatively impacted commercial construction markets with some projects delayed, postponed indefinitely or cancelled.  The replacement market has also been affected by customers delaying equipment replacement as a cost saving strategy.

Gross Profit

Gross profit decreased $3.9 million or 23% to $13.0 million from $16.9 million for the three months ended March 31, 2010 and 2009, respectively.  As a percentage of sales, gross margins were 26.4% compared to 26.5% for the three months ended March 31, 2010 and 2009, respectively. Despite lower sales, in the first three months of 2010, our gross margin percentages remained consistent with the same period in 2009, which was accomplished by a continuation of improved production and labor efficiencies and a reduction in manufacturing related expenses.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in our products.  The suppliers of these components are significantly affected by the raw material costs of steel, copper and aluminum used in their products.  The raw materials market was volatile during 2010 and 2009 due to the economic environment.  We have entered into contracts that are below the average index price as of March 31, 2010.  Prices increased by approximately 59% for steel, 52% for aluminum and 107% for copper from March 31, 2009 to March 31, 2010.  These price increases impacted our gross margins and may impact margins in future periods.

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  The financial derivative is in the form of a commodity futures contract.  The contract began settling monthly in January 2010 and will continue through December 2010.  In March 2010, we locked in the settlement price for the remainder of 2010.  The contract is for a total of 2,250,000 pounds of copper (1,650,000 pounds remaining as of March 31, 2010) at $2.383 per pound.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

In addition to our financial derivative instrument, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials for use in our manufacturing operations from our fixed price contracts.  These contracts are not accounted for as derivative instruments since they meet the normal purchases and sales exemption.

Selling, General and Administrative Expenses

SG&A expenses decreased $1.7 million or 26% to $4.8 million from $6.5 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease was primarily due to lower bad debt expense to reduce the bad debt reserve, a decrease in warranty expenses related to fewer sales and sales related expenses.

Other Income (Expense)

Other expense increased $0.3 million to $0.1 million compared to other income of $0.2 million for the three months ended March 31, 2010 and 2009, respectively.  The increase in other expense was primarily related to termination of the lease on our expansion facility.

Previously other income was primarily attributable to rental income from our expansion facility which we received through the lease expiration on May 31, 2009.  We began renovations on the expansion facility to give us increased manufacturing capacity upon expiration of the lease.  Our 2010 capital expenditures budget reflects the projected outlay to remodel the facility.

Analysis of Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and occasionally, based on current liquidity at the time, the revolving bank line of credit.

General

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  The letter of credit is a requirement of our workers compensation insurance and will expire December 31, 2010.  Interest on borrowings is payable monthly at the greater of 4% or LIBOR plus 2.5% (4.00% at March 31, 2010).  No fees are associated with the unused portion of the committed amount.

We did not have an outstanding balance under the revolving credit facility at March 31, 2010 or December 31, 2009.  Borrowings available under the revolving credit facility at March 31, 2010 were $14.3 million.  At March 31, 2010, we were in compliance with our financial ratio covenants.  The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At March 31, 2010 our tangible net worth was $121.5 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 3 which meets the requirement of not being above 2 to 1.  Our working capital was $62.8 million which meets the requirement of being at or above $30.0 million.  On July 30, 2009, we renewed the line of credit with a maturity date of July 30, 2010, with terms substantially the same as the previous agreement.

Management believes our projected cash flows from operations and bank revolving credit facility, or comparable financing, will provide the necessary liquidity and capital resources for fiscal year 2010 and the foreseeable future.  Our belief that we will have the necessary liquidity and capital resources is based upon our knowledge of the heating, ventilation, and air conditioning (“HVAC”) industry and our place in that industry, our ability to limit the growth of our business if necessary, our ability to adjust dividend cash payments, and our relationship with the existing bank lender.  For information concerning our revolving credit facility at March 31, 2010 (see Note 9, Revolving Credit Facility).

Cash Flows Provided by Operating Activities

Net cash provided by operating activities decreased in the three months ended March 31, 2010, by $0.6 million from the three months ended March 31, 2009.  The decrease was primarily due to changes in net income, accounts receivable and provision for losses on accounts receivable, inventories, accounts payable, and accrued liabilities.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $17.9 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively.  The increase in cash flows used in investing activities in 2010 was related to investments of $2.5 million ($1.8 million of current assets) in certificates of deposit and $11.8 million ($7.9 million of current assets) in corporate notes and bonds.  We did not invest in any certificates of deposits or other investments in 2009.  Capital expenditures remained constant at $3.5 million for the three months ended March 31, 2010 and 2009.  Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies.  We have budgeted capital expenditures of approximately $7.0 million to $8.0 million in 2010 for renovation of the previously third party leased production facility and equipment purchases.  We expect our cash requirements to be provided by cash flows from operations.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were $5.0 million and $6.4 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease of cash used in financing activities is primarily due to higher average borrowings on the revolving credit facility during the quarter ended March 31, 2009.

We did not have an outstanding balance under the revolving credit facility at March 31, 2010 or December 31, 2009.  We repurchased shares of stock from employees’ 401(k) savings and investment plan and from the open market in the amount of $2.0 million for 94,115 shares of stock and $0.7 million for 39,419 shares of stock for the three months ended March 31, 2010 and 2009, respectively.

We received cash from stock options exercised of approximately $128,000 and classified the excess tax benefit of stock options exercised and restricted stock awards vested of approximately $16,000 in financing activities for the three months ended March 31, 2010.  The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the three months ended March 31, 2010.  The cash received from stock options exercised for the same period in 2009 was approximately $10,000 and the excess tax benefit of stock options exercised and restricted stock awards vested was approximately $2,000.

Cash dividends were declared in December 2009 and were paid in January 2010 in the amount of $3.1 million.  Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

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

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes in critical accounting policies or management estimates other than as related to investments stated below since the year ended December 31, 2009.

We have added the following accounting policies since December 31, 2009:

Investments

We made investments with a large firm which includes cash equivalents and money markets, certificates of deposit and corporate notes and bonds.  We record the amortized cost basis and accrued interest on the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premiums to interest income on the corporate notes and bonds in the Consolidated Statements of Income.

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reason for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  ASU 2010-06 also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of ASU 2010-06 should  not have a material impact on our Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon the greater of a rate of 4% or LIBOR plus 2.5%.  At March 31, 2010, we did not have an outstanding balance under the revolving credit facility.

Foreign Currency Exchange Rate Risk

Foreign sales accounted for less than 5% of our sales for the three months ended March 31, 2010, and we accept payment for such sales in U.S. and Canadian dollars; therefore, we believe we are not exposed to significant foreign currency exchange rate risk on these sales.  We believe our foreign currency exchange rate risk has diminished due to the closure of our manufacturing operations in Canada in September 2009.

Foreign currency transactions and financial statements are translated in accordance with FASC Topic 830, Foreign Currency Matters.  We use the U.S. dollar as our functional currency, except for the Canadian subsidiaries, which use the Canadian dollar.  We record adjustments arising from translation of the Canadian subsidiaries’ financial statements to accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.  Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.  The exchange rate of the United States dollar to the Canadian dollar was $0.9823 and $0.7942 at March 31, 2010 and 2009, respectively.

Commodity Price Risk

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution, to mitigate our exposure to volatility in copper prices.  We monitor our financial derivative and the credit worthiness of the financial institution.  We do not anticipate losses due to counterparty non-performance. We do not use financial derivatives for speculative purposes.

Generally, fluctuations in copper commodity prices impact the value of the financial derivative.  In March 2010, we locked in the settlement price for the remainder of 2010.  Prior to locking in the settlement price, we would have been subject to gains which we would have recorded as financial derivative assets if the forward copper commodity prices increased and losses which we would have recorded as financial derivative liabilities if they decreased.  At March 31, 2010, the forward copper commodity prices were higher than our contract price resulting in a gain or financial derivative assets.  We will continue to be in a gain or financial derivative assets position for the remainder of 2010 based on the settlement price we locked into.  The fair value of the financial derivative settlements through December 2010 is $1.7 million and recognized as current financial derivative assets in the Consolidated Balance Sheets.

We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 17, Fair Value Measurements).

We did not designate the financial derivative as a cash flow hedge.  We record changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.  As a result, the Consolidated Income Statement includes an approximately $14,000 adjustment to cost of sales for the three months ended of March 31, 2010.

Information about our exposure to market risks related to forward copper commodity prices and a sensitivity analysis related to our financial derivative is presented below:

March 31, 2010
(in thousands)

Remaining notional amount	1,650 pounds
Carrying amount and fair value of financial derivative assets	$1,674

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  The raw materials market was volatile during 2010 and 2009 due to the economic environment.  We have entered into contracts that are below the average index price as of March 31, 2010.  Prices increased by approximately 59% for steel, 52% for aluminum and 107% for copper from March 31, 2009 to March 31, 2010.

In addition to the financial derivative instrument described above, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These contracts are not accounted for as derivative instruments since they meet the normal purchases and sales exemption.

We do not utilize derivative financial instruments to hedge interest rate or foreign currency exchange rate risk.  We do use financial derivatives to economically hedge our commodity price risk.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.   Risk Factors.

There have been no material changes in risk factors as previously disclosed in our Form 10-K in response to Item 1A, to Part I of Form 10-K.

Item 2.   Unregistered Sales of Equity and Securities and Use of Proceeds.

Following repurchases of approximately 12% of our outstanding Common Stock between September 1999 and September 2001, we announced and began another stock repurchase program on October 17, 2002, targeting repurchases of up to an additional 10% (2.0 million shares) of our outstanding stock.  On February 14, 2006, the Board approved the suspension of our repurchase program.  Through February 14, 2006, we repurchased a total of 1,886,796 shares under this program for an aggregate price of $22,034,568, or an average price of $11.68 per share.  We purchased the shares at current market prices.

On November 6, 2007, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions at prevailing market prices.  Through March 31, 2010, we repurchased a total of 1,748,039 shares under this program for an aggregate price of $34,854,368, or an average price of $19.94 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON’s 401(k) savings and investment plan are entitled to have shares of AAON’s stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees.  Through March 31, 2010, we repurchased 824,357 shares for an aggregate price of $13,934,909, or an average price of $16.90 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through March 31, 2010, we repurchased 350,375 shares for an aggregate price of $7,167,623, or an average price of $20.46 per share.  We purchased the shares at current market prices.

Repurchases during the first quarter of 2010 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 2010	20,838	$20.36	20,838	-
February 2010	14,960	21.01	14,960	-
March 2010	58,317	21.77	58,317	-
Total	94,115	$21.34	94,115	-

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

AAON, INC.

Dated: May 6, 2010	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson
President/CEO

Dated: May 6, 2010	By:	/s/ Kathy I. Sheffield
Kathy I. Sheffield
Vice President/CFO