Form 10-Q
period 2010-06-30
AAON INC
filed 2010-08-06
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes                                              No      X

As of July 30, 2010 registrant had outstanding a total of 16,553,805 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AAON, Inc., and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30, 2010	December 31, 2009
Assets	(in thousands except share and per share data)
Current assets:
Cash and cash equivalents	$4,101	$25,639
Certificates of deposit	1,785	-
Investments held to maturity at amortized cost	10,630	-
Accounts receivable, net	36,459	33,381
Inventories, net	34,242	28,788
Prepaid expenses and other	661	1,087
Financial derivative asset	989	2,200
Assets held for sale, net	1,532	1,522
Deferred tax assets	4,580	3,623
Total current assets	94,979	96,240
Property, plant and equipment:
Land	1,328	1,328
Buildings	43,522	41,697
Machinery and equipment	94,549	90,213
Furniture and fixtures	7,470	7,225
Total property, plant and equipment	146,869	140,463
Less: Accumulated depreciation	85,312	80,567
Property, plant and equipment, net	61,557	59,896
Notes receivable, long-term	75	75
Certificates of deposit	240	-
Investments held to maturity at amortized cost	2,462	-
Total assets	$159,313	$156,211
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$-	$-
Current maturities of long-term debt	30	76
Accounts payable	18,537	8,524
Dividends payable	-	3,100
Accrued liabilities	23,594	19,186
Total current liabilities	42,161	30,886
Long-term debt, less current maturities	-	-
Deferred tax liabilities	6,999	7,326
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 7,500,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 75,000,000 shares authorized, 16,576,022 and 17,214,979 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	69	71
Additional paid-in capital	-	644
Accumulated other comprehensive income, net of tax	1,084	1,077
Retained earnings	109,000	116,207
Total stockholders’ equity	110,153	117,999
Total liabilities and stockholders’ equity	$159,313	$156,211

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands, except per share data)

Net sales	$64,531	$68,597	$113,840	$132,562

Cost of sales	49,025	50,493	85,340	97,524

Gross profit	15,506	18,104	28,500	35,038

Selling, general and administrative expenses	6,598	6,793	11,426	13,328

Income from operations	8,908	11,311	17,074	21,710

Interest expense	-	-	-	(9)

Interest income	112	7	118	7

Other income (expense), net	(62)	(71)	(122)	174

Income before income taxes	8,958	11,247	17,070	21,882

Income tax provision	3,137	4,150	6,131	8,057

Net income	$5,821	$7,097	$10,939	$13,825

Earnings per share:
Basic	$0.34	$0.41	$0.64	$0.80
Diluted	$0.34	$0.41	$0.64	$0.80

Cash dividends declared per common share:	$0.18	$0.18	$0.18	$0.18

Weighted average shares outstanding:
Basic	16,940	17,170	17,063	17,179
Diluted	17,030	17,315	17,150	17,325

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
	(in thousands)

Balance at December 31, 2009	17,215	$71	$644	$1,077	$116,207	$117,999
Comprehensive income:
Net income	–	–	–	–	10,939	10,939
Foreign currency translation adjustment	–	–	–	7	–	7
Total comprehensive income						10,946
Stock options exercised and restricted stock awards vested, including tax benefits	100	–	1,318	–	–	1,318
Share-based compensation	–	–	421	–	–	421
Stock repurchased and retired	(739)	(2)	(2,383)	–	(15,054)	(17,439)
Dividends	–	–	–	–	(3,092)	(3,092)
Balance at June 30, 2010	16,576	$69	$–	$1,084	$109,000	$110,153

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(in thousands)
Operating Activities
Net income	$10,939	$13,825

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,812	4,564
Provision for losses on accounts receivable, net of adjustments	(164)	634
Share-based compensation	421	419
Excess tax benefits from stock options exercised
and restricted stock awards vested	(342)	(180)
Deferred income taxes	(1,284)	(1,103)
Changes in assets and liabilities:
Accounts receivable	(2,914)	(3,047)
Inventories	(5,454)	5,058
Prepaid expenses and other	426	(290)
Financial derivative asset	1,211	-
Accounts payable	10,012	808
Accrued liabilities	4,745	5,763
Net cash provided by operating activities	22,408	26,451

Investing Activities
Investment in certificates of deposit	(2,025)	-
Investments held to maturity at amortized cost	(13,092)	-
Capital expenditures	(6,472)	(5,803)
Net cash used in investing activities	(21,589)	(5,803)

Financing Activities
Borrowings under revolving credit facility	-	9,972
Payments under revolving credit facility	-	(12,873)
Payments of long-term debt	(46)	(45)
Stock options exercised	976	323
Excess tax benefits from stock options exercised
and restricted stock awards vested	342	180
Repurchases of stock	(17,439)	(1,862)
Cash dividends paid to stockholders	(6,192)	(2,773)
Net cash used in financing activities	(22,359)	(7,078)
Effect of exchange rate on cash	2	81
Net increase (decrease) in cash and cash equivalents	(21,538)	13,651
Cash and cash equivalents, beginning of year	25,639	269
Cash and cash equivalents, end of period	$4,101	$13,920

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2010
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

We closed our manufacturing operations and reclassified our Canadian facility as held for sale in September 2009.  In July 2010, we signed a contract for the sale of the building and land.  The transaction is expected to close during the third quarter of 2010.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma and Longview, Texas facilities in the future.

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2009, filed with the SEC.  In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented.  Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Revenue Recognition

We recognize revenues from sales of products when the products are shipped and the title and risk of ownership pass to the customer.  Final sales prices are fixed based on purchase orders.  Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates.  Our policy is to record the collection and payment of sales taxes through a liability account.

We present revenues net of certain payments to our independent manufacturer representatives (“Representatives”).  We establish a minimum sales price but do not control the final sales price which is determined by our Representatives.  We are responsible for billings and collections resulting from all sales transactions, including those initiated by our Representatives.  The amount received in excess of the minimum sales price is paid directly to our Representatives once the related amounts are collected from the customers.  The amount of payments to our Representatives was $24.0 million and $30.0 million for the six months ending June 30, 2010 and 2009, respectively.

Currency

Foreign currency transactions and financial statements are translated in accordance with Financial Accounting Standards Board (“FASB”) Codification (“FASC”) Topic 830, Foreign Currency Matters.  We use the U.S. dollar as our functional currency, except for the Canadian subsidiary, which uses the Canadian dollar.  Adjustments arising from translation of the Canadian subsidiary’s financial statements are reflected in accumulated other comprehensive income.  Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions denominated in Canadian currency are included in the results of operations as incurred.

Financial Derivatives

We occasionally use financial derivatives to mitigate our exposure to volatility in copper prices.  Fluctuations in copper commodity prices impact the value of the financial derivative that we hold.  We are subject to gains which we record as a financial derivative asset if the forward copper commodity prices increase and losses which we record as a financial derivative liability if they decrease.  We record the fair value of the financial derivative position in the Consolidated Balance Sheets.  We locked in the settlement price of $3.3975 per pound for the remainder of 2010.  We  use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 17, Fair Value Measurements).  We did not designate the financial derivative as a cash flow hedge.  We record changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.  The change in fair value is recorded to cost of sales in the Consolidated Statements of Income.  We do not use financial derivatives for speculative purposes.

Investments

We made investments through a large firm that we intend to hold to maturity.  The investments are comprised of cash equivalents and money markets, certificates of deposit and corporate notes and bonds.  We record the amortized cost basis and accrued interest on the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premiums to interest income on the corporate notes and bonds in the Consolidated Statements of Income.

Subsequent Events

We have determined that no subsequent events exist which require recognition or disclosure in our Consolidated Financial Statements other than signing a contract to sell our Canadian facility in July 2010.  The transaction is expected to close during the third quarter of 2010.

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reason for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  ASU 2010-06 also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of ASU 2010-06 will not have a material impact on our Consolidated Financial Statements.

2.	Certificates of Deposit

We have $2.0 million ($1.8 million of current assets) in certificates of deposit as of June 30, 2010 with various maturities of less than two years. The certificates of deposit bear interest ranging from 0.5% to 4.3% per annum.  We did not invest in any certificates of deposit in 2009.

3.	Investments Held to Maturity

Our investments held to maturity include $13.1 million ($10.6 million of current assets) in corporate notes and bonds with maturities of less than two years.  The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.  We did not invest in any investments held to maturity in 2009.

We record the investments at amortized cost plus accrued interest in the Consolidated Balance Sheets.  We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)

Current Assets:
Investments held to maturity	$10,630	$-	$(265)	$10,365
Non-Current Assets: (1)
Investments held to maturity	2,462	-	(34)	2,428
Total	$13,092	$-	$(299)	$12,793

 (1) Non-current assets have maturities of between one to two years.

Investments held to maturity have been in a loss position for less than six months as of June 30, 2010.  We evaluate for other-than-temporary impairments on a quarterly basis.  We do not believe that any of the unrealized losses represent an other-than-temporary impairment.

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Accounts receivable	$37,019	$34,157
Less: Allowance for doubtful accounts	(560)	(776)
Total, net	$36,459	$33,381

	Six Months Ended
	June 30, 2010	June 30, 2009
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$776	$795
Provision for losses on accounts receivable	288	330
Adjustments to provision	(452)	304
Accounts receivable written off, net of recoveries	(52)	(2)
Balance, end of period	$560	$1,427

5.	Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Inventory balances are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)

Raw materials	$28,126	$26,581
Work in process	2,770	1,835
Finished goods	3,696	1,132
	34,592	29,548
Less: Allowance for excess and obsolete inventories	(350)	(760)
Total, net	$34,242	$28,788

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Six Months Ended
	June 30, 2010	June 30, 2009
	(in thousands)
Allowance for excess and obsolete inventories:
Balance, beginning of period	$760	$350
Provision for excess and obsolete inventories	400	1,039
Adjustments to reserve	(400)	(400)
Inventories written off	(410)	-
Balance, end of period	$350	$989

6.	Financial Derivatives

We entered into a financial derivative instrument during the third quarter 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  We monitor our financial derivative and the credit worthiness of the financial institution.  We do not anticipate losses due to counterparty non-performance.  We do not use financial derivatives for speculative purposes.

The financial derivative is in the form of a commodity futures contract.  The financial derivative contract began settling monthly in January 2010 and will continue through December 2010.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  The contract is for a total of 2,250,000 pounds of copper (975,000 pounds remaining as of June 30, 2010) at $2.383 per pound.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

Generally, fluctuations in copper commodity prices impact the value of the financial derivative.  Prior to locking in the settlement price, we would have been subject to gains which we would have recorded as a financial derivative asset if the forward copper commodity prices increased and losses which we would have recorded as a financial derivative liability if they decreased.  We will be in a gain or financial derivative asset position for the remainder of 2010 based on the settlement price we locked into.  We will recognize the following financial derivative asset at fair value for the remainder of 2010 in the Consolidated Balance Sheets, which will only be reduced by the amount of monthly settlements:

Type of Contract	Balance Sheet Location	Fair Value
		(in thousands)
Financial derivative not designated as hedging instruments:
Commodity futures contract	Financial Derivative Asset	$989
Total financial derivative not designated as hedging instruments		$989

We did not designate the financial derivative as a cash flow hedge.  We recorded changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.

We recorded the following realized gain on our financial derivative asset at fair value in the Consolidated Statements of Income for the six months ended June 30, 2010:

Type of Contract	Income Statement Location	Amount
		(in thousands)
Financial derivative not designated as hedging instruments:
Commodity futures contract	Cost of sales	$14
Total financial derivative not designated as hedging instruments		$14

We will not realize any additional gain or loss related to our financial derivative asset during 2010 because we locked in the settlement price for the remainder of 2010.  We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 17, Fair Value Measurements).

7.	Accrued Liabilities

Accrued liabilities are as follows:
	June 30, 2010	December 31, 2009
	(in thousands)

Warranty	$7,725	$7,200
Commissions	8,525	7,975
Payroll	2,954	1,633
Workers’ compensation	808	591
Medical self-insurance	1,376	1,410
Employee benefits and other	2,206	377
Total	$23,594	$19,186

8.	Supplemental Cash Flow Information

Interest payments were not made for the six months ended June 30, 2010.  Interest payments of approximately $9,000 were made for the six months ended June 30, 2009.  Payments for income taxes of $4.2 million and $5.7 million were made during the six months ended June 30, 2010 and 2009, respectively.  Dividends payable of $3.1 million were accrued in June 2009 and paid in July 2009. Dividends payable of $3.1 million were accrued in December 2009 and paid in January 2010.  Dividends of $3.1 million were declared in June 2010, released for payment to our transfer agent in June 2010 and paid to stockholders in July 2010.

9.	Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  The letter of credit is a requirement of our workers compensation insurance and will expire December 31, 2010.  Interest on borrowings is payable monthly at the greater of 4% or LIBOR plus 2.5% (4.00% at June 30, 2010).  No fees are associated with the unused portion of the committed amount.

We did not have an outstanding balance under the revolving credit facility at June 30, 2010 or December 31, 2009.  Borrowings available under the revolving credit facility at June 30, 2010 were $14.3 million.  At June 30, 2010, we were in compliance with our financial ratio covenants.  The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At June 30, 2010 our tangible net worth was $110.2 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 2 which meets the requirement of not being above 2 to 1.  Our working capital was $52.8 million which meets the requirement of being at or above $30.0 million.  On July 30, 2010, we renewed the line of credit with a maturity date of July 30, 2011 with terms substantially the same as the previous agreement.

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

We recognized approximately $114,000 and $124,000 for the three months ended and $227,000 and $228,000 for the six months ended June 30, 2010 and 2009, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income.  The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2010 is $1.1 million and is expected to be recognized over a weighted average period of 2.3 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options:

	Six Months Ended
	June 30, 2010	June 30, 2009

Directors and Officers:
Expected dividend yield	1.61%	1.93%
Expected volatility	45.37%	47.47%
Risk-free interest rate	2.63%	2.53%
Expected life	7.0 years	7.0 years
Forfeiture rate	0%	0%
Employees:
Expected dividend yield	1.61%	1.93%
Expected volatility	45.75%	46.94%
Risk-free interest rate	2.91%	2.62%
Expected life	8.0 years	8.0 years
Forfeiture rate	31%	31%

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

A summary of stock options outstanding is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at June 30, 2010	Weighted Average Exercise Price

$9.68 – $10.82	72,200	3.74	$10.27	$13.04	72,200	$10.27
$11.29 – $15.99	179,300	7.12	14.61	8.70	79,200	13.95
$16.13 – $20.55	115,800	6.98	18.10	5.21	53,600	18.12
$21.42 – $23.27	45,000	9.79	23.06	0.25	1,000	21.42
Total	412,300	6.78	$15.75	$9.53	206,000	$13.78

A summary of stock option activity is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2010	460,513	$14.22
Granted	52,000	22.51
Exercised	(86,713)	11.25
Forfeited or Expired	(13,500)	18.41
Outstanding at June 30, 2010	412,300	15.75	6.78	$3,115
Exercisable at June 30, 2010	206,000	$13.78	5.32	$1,963

The weighted average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $9.81 and $6.87, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $2.1 million and $0.9 million, respectively.  The cash received from options exercised during the six months ended June 30, 2010 and 2009 was $1.0 million and $0.3 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:
	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2010	216,200	$6.77
Granted	52,000	9.81
Vested	(50,200)	6.39
Forfeited	(11,700)	7.47
Unvested at June 30, 2010	206,300	$7.59

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

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  We recognized approximately $98,000 and $89,000 for the three months and $194,000 and $173,000 for the six months ended June 30, 2010 and 2009, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of June 30, 2010, unrecognized compensation cost related to unvested restricted stock awards was $0.6 million which is expected to be recognized over a weighted average period of 1.7 years.

A summary of the unvested restricted stock awards is as follows:
Shares

Unvested at January 1, 2010	33,250
Granted	14,850
Vested	(17,000)
Forfeited	(1,050)
Unvested at June 30, 2010	30,050

11.	Earnings Per Share

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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands, except share and per share data)
Numerator:
Net income	$5,821	$7,097	$10,939	$13,825

Denominator:
Denominator for basic earnings per share – Weighted average shares	16,940,363	17,170,274	17,062,585	17,179,402
Effect of dilutive employee stock options and restricted stock awards	90,042	145,191	87,546	145,864
Denominator for diluted earnings per share – Weighted average shares	17,030,405	17,315,465	17,150,131	17,325,266
Earnings per share:
Basic	$0.34	$0.41	$0.64	$0.80
Diluted	$0.34	$0.41	$0.64	$0.80

Anti-dilutive shares	80,650	319,800	80,650	319,800
Weighted average exercise price	$21.78	$16.25	$21.78	$16.25

12.	Income Taxes

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions and account for income taxes in accordance with FASC Topic 740, Income Taxes.  As of June 30, 2010, we do not have any unrecognized tax benefits that if recognized would affect the effective tax rate.  We do not expect to record any unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At June 30, 2010, we did not have any accruals for the potential payment of interest or penalties.

As of June 30, 2010, we are subject to U.S. Federal income tax examinations for the tax years 2006 through 2009, and to non-U.S. income tax examinations for the tax years of 2006 through 2009.  In addition, we are subject to state and local income tax examinations for the tax years 2005 through 2009.

13.	Stock Repurchase

On November 6, 2007, the Board authorized a stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions.  On May 12, 2010, we completed the stock buyback program.  Through May 12, 2010, we repurchased a total of 1,800,000 shares under this program for an aggregate price of $36,061,425, or an average price of $20.03 per share.  We purchased the shares at current market prices.

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 850,000 shares) of our outstanding stock from time to time in open market transactions.  Through June 30, 2010, we repurchased a total of 478,493 shares under this program for an aggregate price of $11,509,433, or an average price of $24.05 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON’s 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees.  Through June 30, 2010, we repurchased 909,886 shares for an aggregate price of $15,965,170, or an average price of $17.55 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through June 30, 2010, we repurchased 379,750 shares for an aggregate price of $7,894,792, or an average price of $20.79 per share.  We purchased the shares at current market prices.

14.	Commitments and Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations from our fixed price contracts.  These contracts are not accounted for as derivative instruments because they meet the normal purchases and sales exemption.  In the normal course of business we expect to purchase 1.1 million pounds of aluminum at a price of $0.80 per pound or $0.9 million during the remainder of 2010.

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

We reclassified certain fixed assets to assets held for sale upon closure of our Canadian manufacturing operations in September 2009.  The assets consist of a building and land valued at the lower of cost or market.  No additional depreciation expense was taken on the building as of October 1, 2009.  In July 2010, we signed a contract for the sale of the building and land.  The transaction is expected to close during the third quarter of 2010.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma and Longview, Texas facilities in the future.

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

Financial Derivatives Fair Value Measurements

Our financial derivative asset consists of a forward purchase contract that is measured at fair value using the quoted prices in the COMEX commodity markets which is the lowest level of input significant to measurement.  The fair value and carrying amount of our financial derivative asset at June 30, 2010 is $1.0 million.  We locked in the settlement price of $3.3975 per pound for the remainder of 2010.  The measurement is based on pricing for instruments similar but not identical to the contract we will settle.  These prices are based upon regularly traded commodities on COMEX.  Therefore we consider the market for our contract to be active.

We record changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.  During the six months ended June 30, 2010, we recorded approximately $14,000 to cost of sales from the realized gain on our financial derivative asset at fair value in the Consolidated Statements of Income.   We will not realize any additional gain or loss related to our financial derivative asset during 2010 because we locked in the settlement price for the remainder of 2010.

The following table presents the fair value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Assets:
Financial derivative asset	$-	$989	$-	$989
Total	$-	$989	$-	$989

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  We also purchase from other domestic manufactures certain components, including compressors, electric motors and electrical controls used in our products.  The suppliers of these components are significantly affected by the raw material costs as steel, copper and aluminum are used in their products.  The raw materials market was volatile during 2010 and 2009 due to the economic environment.  We have entered into aluminum contracts that are below the average index price as of June 30, 2010.  Prices increased by approximately 61% for steel, 135% for aluminum and 26% for copper from June 30, 2009 to June 30, 2010.  These price increases impacted our gross margins and may impact margins in future periods.

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  The financial derivative is in the form of a commodity futures contract.  The contract began settling monthly in January 2010 and will continue through December 2010.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  The contract is for a total of 2,250,000 pounds of copper (975,000 remaining at June 30, 2010) at $2.383 per pound.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

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

Our plant and office facilities in Tulsa, Oklahoma consist of a 337,000 sq. ft. building (322,000 sq. ft. of manufacturing/ warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue (“the original facility”), and a 693,000 sq. ft. manufacturing/warehouse building and a 22,000 sq. ft. office building (“the expansion facility”) located across the street from the original facility at 2440 S. Yukon Avenue.  We own both the original facility and the expansion facility.

In the expansion facility we use 22,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 80,000 sq. ft. for two production lines; an additional 106,000 sq. ft. is utilized for sheet metal fabrication.  The remaining 487,000 sq. ft. is presently being prepared as additional plant space for long-term growth.

Other operations in Longview, Texas are conducted in a plant/office building at 203-207 Gum Springs Road, containing 258,000 sq. ft. (251,000 sq. ft. of manufacturing/ warehouse and 7,000 sq. ft. of office space).  An additional 15 acres were purchased in 2004 and 2005 for future expansion.  We own both the existing plant/office building, and the 15 acres designated for future expansion.

Our previous operations in Burlington, Ontario, Canada, were located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility.  The facility was classified as available for sale upon closure of our manufacturing operations in September 2009 (see Note 16, Assets Held For Sale).  In July 2010, we signed a contract for the sale of the building and land.  The transaction is expected to close during the third quarter of 2010.

Set forth below is unaudited income statement information for the periods ended June 30, 2010 and 2009:

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	(In thousands)

Net sales	$64,531	100%	$68,597	100%	$113,840	100%	$132,562	100%

Cost of sales	49,025	76.0%	50,493	73.6%	85,340	75.0%	97,524	73.6%

Gross profit	15,506	24.0%	18,104	26.4%	28,500	25.0%	35,038	26.4%

Selling, general and administrative expenses	6,598	10.2%	6,793	9.9%	11,426	10.0%	13,328	10.0%

Income from operations	8,908	13.8%	11,311	16.5%	17,074	15.0%	21,710	16.4%

Interest expense	-	0.0%	-	0.0%	-	0.0%	(9)	0.0%
Interest income	112	0.2%	7	0.0%	118	0.1%	7	0.0%
Other income (expense), net	(62)	(0.1)%	(71)	(0.1)%	(122)	(0.1)%	174	0.1%

Income before income taxes	8,958	13.9%	11,247	16.4%	17,070	15.0%	21,882	16.5%
Income tax provision	3,137	4.9%	4,150	6.1%	6,131	5.4%	8,057	6.1%

Net income	$5,821	9.0%	$7,097	10.3%	$10,939	9.6%	$13,825	10.4%

Results of Operations
Key events impacting our cash balance, financial condition, and results of operations for the six months ended June 30, 2010, include the following:
•
We remained the leader in the industry for environmentally-friendly, energy efficient and quality innovations, utilizing R410A refrigerant and phasing out pollutant causing R22 refrigerant.  The phase out of R22 began in early 2004.  We also utilize a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels.  We continue to utilize sloped condenser coils, and access compartments to filters, motors, and fans.  All of these innovations increase the demand for our products thus increasing market share.

•	We attempt to moderate certain commodity costs by utilizing purchase agreements and pricing strategies which affect our gross margins.
•
In February 2006, the Board of Directors (“Board”) initiated a program of semi-annual cash dividend payments.  Cash dividend payments of $6.2 million were made in 2010.  Dividends payable of $3.1 million were declared in December 2009 and paid in January 2010.  Dividends payable of $3.1 million were declared in June 2010, released for payment to our transfer agent in June 2010 and paid to stockholders in July 2010.

•
Stock repurchases resulted in cash payments of $17.4 million.  This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program of $1.0 million.

•
We have a strong liquidity position with cash on hand of $4.1 million and investments of $2.0 million ($1.8 million of current assets) in certificates of deposit and $13.1 million ($10.6 million of current assets) in corporate notes and bonds.  In view of the current economic environment, our goal remains to maintain a healthy financial condition.

•
Purchases of equipment and expansion of facilities to create efficiencies remain a priority.  Our capital expenditures were $6.5 million.  Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production.

•
We currently expect to spend approximately $8.0 million to $10.0 million on capital expenditures during 2010 for continued growth.  These expenditures will include further expansion of the Tulsa manufacturing facility for future growth.

•
We closed our manufacturing operations and reclassified our Canadian facility as held for sale in September 2009 (see Note 16, Assets Held For Sale).  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma and Longview, Texas facilities in the future.  In July 2010, we signed a contract for the sale of the building and land.  The transaction is expected to close during the third quarter of 2010.

Net Sales

Net sales decreased $4.1 million or 6% to $64.5 million from $68.6 million for the three months ended and decreased $18.8 million or 14% to $113.8 million from $132.6 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease in net sales was a result of the decreased volume related to the current economic environment.  The current economic environment has negatively impacted commercial construction markets with some projects delayed, postponed indefinitely or cancelled.  The replacement market has also been affected by customers delaying equipment replacement as a cost saving strategy.

Gross Profit

Gross profit decreased $2.6 million or 14% to $15.5 million from $18.1 million for the three months ended and decreased $6.5 million or 19% to $28.5 million from $35.0 million for the six months ended June 30, 2010 and 2009, respectively.  As a percentage of sales, gross margins were 24.0% compared to 26.4% for the three months ended and 25.0% compared to 26.4% for the six months ended June 30, 2010 and 2009, respectively. Our gross margin percentages decreased from the same period in 2009 due to lower sales, higher raw material costs and increased labor expenses to set up manufacturing lines for the Tulsa building addition and related supplies to stock these lines.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in our products.  The suppliers of these components are significantly affected by the raw material costs of steel, copper and aluminum used in their products.  The raw materials market was volatile during 2010 and 2009 due to the economic environment.  We have entered into aluminum contracts that are below the average index price as of June 30, 2010.  Prices increased by approximately 61% for steel, 135% for aluminum and 26% for copper from June 30, 2009 to June 30, 2010.  These price increases impacted our gross margins and may impact margins in future periods.

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  The financial derivative is in the form of a commodity futures contract.  The contract began settling monthly in January 2010 and will continue through December 2010.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  The contract is for a total of 2,250,000 pounds of copper (975,000 pounds remaining as of June 30, 2010) at $2.383 per pound.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

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

Selling, General and Administrative Expenses

SG&A expenses decreased $0.2 million or 3% to $6.6 million from $6.8 million for the three months ended and decreased $1.9 million or 14% to $11.4 million from $13.3 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease was primarily due to lower bad debt expense to reduce the bad debt reserve, a decrease in sales related expenses and a decrease in profit sharing due to lower net income.

Other Income (Expense)

Other expense stayed consistent at $0.1 million for the three months ended and other expense increased $0.3 million to $0.1 million compared to other income of $0.2 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in other expense was primarily related to termination of the lease on our expansion facility.

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

General

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  The letter of credit is a requirement of our workers compensation insurance and will expire December 31, 2010.  Interest on borrowings is payable monthly at the greater of 4% or LIBOR plus 2.5% (4.00% at June 30, 2010).  No fees are associated with the unused portion of the committed amount.

We did not have an outstanding balance under the revolving credit facility at June 30, 2010 or December 31, 2009.  Borrowings available under the revolving credit facility at June 30, 2010 were $14.3 million.  At June 30, 2010, we were in compliance with our financial ratio covenants.  The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At June 30, 2010 our tangible net worth was $110.2 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 2 which meets the requirement of not being above 2 to 1.  Our working capital was $52.8 million which meets the requirement of being at or above $30.0 million.  On July 30, 2010, we renewed the line of credit with a maturity date of July 30, 2011, with terms substantially the same as the previous agreement.

Management believes our projected cash flows from operations and bank revolving credit facility, or comparable financing, will provide the necessary liquidity and capital resources for fiscal year 2010 and the foreseeable future.  Our belief that we will have the necessary liquidity and capital resources is based upon our knowledge of the heating, ventilation, and air conditioning (“HVAC”) industry and our place in that industry, our ability to limit the growth of our business if necessary, our ability to adjust dividend cash payments, and our relationship with the existing bank lender.  For information concerning our revolving credit facility at June 30, 2010 (see Note 9, Revolving Credit Facility).

Cash Flows Provided by Operating Activities

Net cash provided by operating activities decreased in the six months ended June 30, 2010, by $4.0 million from June 30, 2009.  The decrease was primarily due to changes in net income, accounts receivable and provision for losses on accounts receivable, inventories, accounts payable, and accrued liabilities.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $21.6 million and $5.8 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in cash flows used in investing activities in 2010 was related to investments of $2.0 million ($1.8 million of current assets) in certificates of deposit and $13.1 million ($10.6 million of current assets) in corporate notes and bonds.  We did not invest in any certificates of deposit or other investments in 2009.  Capital expenditures increased to $6.5 million from $5.8 million for the six months ended June 30, 2010 and 2009.  Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies.  We have budgeted capital expenditures of approximately $8.0 million to $10.0 million in 2010 to set up manufacturing lines for the Tulsa building addition which was completed in the fourth quarter of 2009.  We expect our cash requirements to be provided by cash flows from operations.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were $22.4 million and $7.1 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in cash used in financing activities is primarily due to stock buybacks and dividend payments during the six months ended June 30, 2010.

We did not have an outstanding balance under the revolving credit facility at June 30, 2010 or December 31, 2009.  We repurchased shares of stock from employees’ 401(k) savings and investment plan, officers and the open market in the amount of $17.4 million for 739,472 shares of stock and $1.9 million for 100,358 shares of stock for the six months ended June 30, 2010 and 2009, respectively.

We received cash from stock options exercised of $1.0 million and classified the excess tax benefit of stock options exercised and restricted stock awards vested of $0.3 million in financing activities for the six months ended June 30, 2010.  The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the three months ended June 30, 2010.  The cash received from stock options exercised for the same period in 2009 was $0.3 million and the excess tax benefit of stock options exercised and restricted stock awards vested was $0.2 million.

Cash dividends were declared in June 2010, released for payment to our transfer agent in June 2010 and paid to stockholders in July 2010 in the amount of $3.1 million.  Cash dividends were declared in December 2009 and were paid in January 2010 in the amount of $3.1 million.  Cash dividends were declared in June 2009 and paid in July 2009 in the amount of $3.1 million.  Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

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

We have added the following accounting policies since December 31, 2009:

Investments

We made investments through a large firm that we intend to hold to maturity.  The investments are comprised of cash equivalents and money markets, certificates of deposit and corporate notes and bonds.  We record the amortized cost basis and accrued interest on the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premiums to interest income on the corporate notes and bonds in the Consolidated Statements of Income.

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reason for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  ASU 2010-06 also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of ASU 2010-06 will not have a material impact on our Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon the greater of a rate of 4% or LIBOR plus 2.5%.  At June 30, 2010, we did not have an outstanding balance under the revolving credit facility.

Foreign Currency Exchange Rate Risk

Foreign sales accounted for less than 5% of our sales for the six months ended June 30, 2010, and we accept payment for such sales in U.S. and Canadian dollars; therefore, we believe we are not exposed to significant foreign currency exchange rate risk on these sales.  We believe our foreign currency exchange rate risk has diminished due to the closure of our manufacturing operations in Canada in September 2009.

Foreign currency transactions and financial statements are translated in accordance with FASC Topic 830, Foreign Currency Matters.  We use the U.S. dollar as our functional currency, except for the Canadian subsidiaries, which use the Canadian dollar.  We record adjustments arising from translation of the Canadian subsidiary’s financial statements to accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.  Transaction gains or losses that arise from exchange rate fluctuations applicable to transactions are denominated in Canadian currency and are included in the results of operations as incurred.  The exchange rate of the United States dollar to the Canadian dollar was $0.9563 and $0.8635 at June 30, 2010 and 2009, respectively.

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

Generally, fluctuations in copper commodity prices impact the value of the financial derivative.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  Prior to locking in the settlement price, we would have been subject to gains which we would have recorded as a financial derivative asset if the forward copper commodity prices increased and losses which we would have recorded as a financial derivative liability if they decreased.  We will be in a gain or financial derivative asset position for the remainder of 2010 based on the settlement price we locked into.  The fair value of the financial derivative settlements through December 2010 is $1.0 million and recognized as a current financial derivative asset in the Consolidated Balance Sheets.

We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 17, Fair Value Measurements).

We did not designate the financial derivative as a cash flow hedge.  We record changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.  As a result, the Consolidated Income Statement includes an approximately $14,000 adjustment to cost of sales for the six months ended of June 30, 2010.  We will not realize any additional gain or loss related to our financial derivative asset during 2010 because we locked in the settlement price for the remainder of 2010.

Information about our exposure to market risks related to forward copper commodity prices and a sensitivity analysis related to our financial derivative is presented below:

June 30, 2010
(in thousands)

Remaining notional amount	975 pounds
Carrying amount and fair value of our financial derivative asset	$989

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  The raw materials market was volatile during 2010 and 2009 due to the economic environment.  We have entered into aluminum contracts that are below the average index price as of June 30, 2010.  Prices increased by approximately 61% for steel, 135% for aluminum and 26% for copper from June 30, 2009 to June 30, 2010.

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

We do not utilize derivative financial instruments to hedge interest rate or foreign currency exchange rate risk.  We occasionally use financial derivatives to economically hedge our commodity price risk.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of June 30, 2010.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On November 6, 2007, the Board authorized a stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions at prevailing market prices.  On May 12, 2010, we completed the stock buyback program.  Through May 12, 2010, we repurchased a total of 1,800,000 shares under this program for an aggregate price of $36,061,425, or an average price of $20.03 per share.  We purchased the shares at current market prices.

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 850,000 shares) of our outstanding stock from time to time in open market transactions.  Through June 30, 2010, we repurchased a total of 478,493 shares under this program for an aggregate price of $11,509,433, or an average price of $24.05 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON’s 401(k) savings and investment plan are entitled to have shares of AAON’s stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees.  Through June 30, 2010, we repurchased 909,886 shares for an aggregate price of $15,965,170, or an average price of $17.55 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through June 30, 2010, we repurchased 379,750 shares for an aggregate price of $7,894,792, or an average price of $20.79 per share.  We purchased the shares at current market prices.

Repurchases during the second quarter of 2010 were as follows:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 2010	26,064	$23.59	26,064	-
May 2010	283,537	23.91	283,537	-
June 2010	335,757	24.06	335,757	-
Total	645,358	$23.98	645,358	-

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 25, 2010.  The Stockholders voted to elect two directors for three-year terms expiring at the 2013 Annual Meeting based on the following votes:

Director	“For”	“Against”	“Abstain”

Paul K. Lackey	14,718,922	78,330	118,105
A.H. McElroy II	14,789,489	201	125,666

Item 5.  Other Information.

On May 26, 2010, the Board of Directors voted to initiate a semi-annual cash dividend of $0.18 per share to the holders of our outstanding Common Stock as of the close of business on June 10, 2010, the record date, and payable on July 1, 2010.  The funds for payment were released to the transfer agent on June 30, 2010.

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

AAON, INC.

Dated: August 6, 2010	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson
President/CEO

Dated: August 6, 2010	By:	/s/ Kathy I. Sheffield
Kathy I. Sheffield
Vice President/CFO