Form 10-Q
period 2010-09-30
AAON INC
filed 2010-11-08
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 28, 2010 registrant had outstanding a total of 16,527,496 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AAON, Inc., and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	September 30, 2010	December 31, 2009
Assets	(in thousands except share and per share data)
Current assets:
Cash and cash equivalents	$4,149	$25,639
Certificates of deposit	1,945	-
Investments held to maturity at amortized cost	10,939	-
Accounts receivable, net	36,939	33,381
Note receivable, current	26	-
Inventories, net	34,650	28,788
Prepaid expenses and other	545	1,087
Financial derivative asset	457	2,200
Assets held for sale, net	-	1,522
Deferred tax assets	4,625	3,623
Total current assets	94,275	96,240

Property, plant and equipment:
Land	1,328	1,328
Buildings	44,326	41,697
Machinery and equipment	98,188	90,213
Furniture and fixtures	6,096	7,225
Total property, plant and equipment	149,938	140,463
Less: Accumulated depreciation	84,322	80,567
Property, plant and equipment, net	65,616	59,896

Notes receivable, long-term	1,118	75
Investments held to maturity at amortized cost	604	-
Total assets	$161,613	$156,211

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$3,991	$-
Current maturities of long-term debt	8	76
Accounts payable	13,442	8,524
Dividends payable	-	3,100
Accrued liabilities	21,834	19,186
Total current liabilities	39,275	30,886

Deferred tax liabilities	7,623	7,326
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 7,500,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 75,000,000 shares authorized, 16,539,254 and 17,214,979 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	69	71
Additional paid-in capital	-	644
Accumulated other comprehensive income, net of tax	-	1,077
Retained earnings	114,646	116,207
Total stockholders’ equity	114,715	117,999
Total liabilities and stockholders’ equity	$161,613	$156,211

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands, except per share data)

Net sales	$64,886	$58,492	$178,726	$191,054

Cost of sales	52,389	40,764	137,729	138,288

Gross profit	12,497	17,728	40,997	52,766

Selling, general and administrative expenses	5,166	5,313	16,592	18,641

Income from operations	7,331	12,415	24,405	34,125

Interest expense	(4)	-	(4)	(9)

Interest income	44	64	162	71

Other income (expense), net	(64)	(173)	(186)	1

Income before income taxes	7,307	12,306	24,377	34,188

Income tax provision	2,134	4,565	8,265	12,622

Net income	$5,173	$7,741	$16,112	$21,566

Earnings per share:
Basic	$0.31	$0.45	$0.95	$1.26
Diluted	$0.31	$0.45	$0.95	$1.25

Cash dividends declared per common share:	$0.00	$0.00	$0.18	$0.18

Weighted average shares outstanding:
Basic	16,555	17,175	16,892	17,178
Diluted	16,647	17,304	16,981	17,318

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(unaudited)

	Common Stock		Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
	(in thousands)

Balance at December 31, 2009	17,215	$71	$644	$1,077	$116,207	$117,999
Comprehensive income:
Net income	–	–	–	–	16,112	16,112
Foreign currency translation adjustment	–	–	–	(1,077)	1,156	79
Total comprehensive income						16,191
Stock options exercised and restricted stock awards vested, including tax benefits	104	–	1,385	–	–	1,385
Share-based compensation	–	–	609	–	–	609
Stock repurchased and retired	(780)	(2)	(2,638)	–	(15,737)	(18,377)
Dividends	–	–	–	–	(3,092)	(3,092)
Balance at September 30, 2010	16,539	$69	$–	$–	$114,646	$114,715

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(in thousands)
Operating Activities
Net income	$16,112	$21,566

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	7,330	6,682
Provision for losses on accounts receivable, net of adjustments	(36)	603
Share-based compensation	609	631
Excess tax benefits from stock options exercised
and restricted stock awards vested	(331)	(389)
(Gain) loss on disposition of assets	(105)	4
Unrealized gain on financial derivative asset	-	(1,005)
Deferred income taxes	(705)	(819)
Changes in assets and liabilities:
Accounts receivable	(3,522)	2,551
Inventories	(5,862)	5,156
Prepaid expenses and other	542	(532)
Financial derivative asset	1,743	-
Accounts payable	4,918	(2,695)
Accrued liabilities	2,979	4,576
Net cash provided by operating activities	23,672	36,329

Investing Activities
Proceeds from sale of property, plant and equipment	105	-
Investment in certificates of deposit	(1,945)	-
Investments held to maturity at amortized cost	(11,543)	-
Deposits on sale of asset held for sale	453	-
Capital expenditures	(13,050)	(8,644)
Net cash used in investing activities	(25,980)	(8,644)

Financing Activities
Borrowings under revolving credit facility	6,682	9,972
Payments under revolving credit facility	(2,691)	(12,873)
Payments of long-term debt	(68)	(113)
Stock options exercised	1,054	871
Excess tax benefits from stock options exercised
and restricted stock awards vested	331	389
Repurchases of stock	(18,377)	(2,548)
Cash dividends paid to stockholders	(6,192)	(5,874)
Net cash used in financing activities	(19,261)	(10,176)
Effect of exchange rate on cash	79	116
Net increase (decrease) in cash and cash equivalents	(21,490)	17,625
Cash and cash equivalents, beginning of year	25,639	269
Cash and cash equivalents, end of period	$4,149	$17,894

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2010
(unaudited)

1.    Basis of Presentation

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987.  Our subsidiaries include AAON, Inc., an Oklahoma corporation and AAON Coil Products, Inc., a Texas corporation.  The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries.  Unless the context otherwise requires, references in this Quarterly Report to “AAON,” the “Company”, “we,” “us,” “our” or “ours” refer to AAON, Inc., and our subsidiaries.

We closed our manufacturing operations and reclassified our Canadian facility as held for sale in September 2009.  In September 2010, we sold the Canadian facility.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma and Longview, Texas facilities in the future.

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2009, filed with the SEC.  In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented.  Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

We present revenues net of certain payments to our independent manufacturer representatives (“Representatives”).  Representatives are national companies that are in the business of providing HVAC units and other related products and services to customers.  The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order.  Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order.  We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price which is negotiated by the Representative with the end user customer.

We are responsible for billings and collections resulting from all sales transactions, including those initiated by our Representatives.  The Representatives submit the total order price to us for invoicing and collection.  The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer.  These additional products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”).  All are associated with the purchase of a HVAC unit but may be provided by the Representative or another third party.  The Company is under no obligation related to Third Party Products.

The Representatives do not provide us with a break-out of the amount of the total order price over the minimum sales price which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our Representatives was $14.5 million and $14.6 million for the three months and $37.9 million and $44.6 million for the nine months ending September 30, 2010 and 2009, respectively.

Currency

Foreign currency transactions and financial statements are translated in accordance with Financial Accounting Standards Board (“FASB”) Codification (“FASC”) Topic 830, Foreign Currency Matters.  We use the U.S. dollar as our functional currency, except for the note receivable, which uses the Canadian dollar.

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

Investments

We made investments through a large firm that we intend to hold to maturity.  The investments are comprised of cash equivalents and money market accounts, certificates of deposit and corporate notes and bonds.  The amortized cost and accrued interest on the corporate notes and bonds are reflected in the Consolidated Balance Sheets.  The interest and amortization of bond premiums on the corporate notes and bonds are reflected in interest income in the Consolidated Statements of Income.

Subsequent Events

We have determined that no subsequent events exist which require recognition or disclosure in our Consolidated Financial Statements.

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

2.   Certificates of Deposit

We have $1.9 million of current assets in certificates of deposit as of September 30, 2010 with various maturities of less than one year. The certificates of deposit bear interest ranging from 0.5% to 4.3% per annum.  We did not invest in any certificates of deposit in 2009.

3.   Investments Held to Maturity

Our investments held to maturity include $11.5 million ($10.9 million of current assets) in corporate notes and bonds with maturities of less than two years.  The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.  We did not invest in any investments held to maturity in 2009.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Current Assets:
Investments held to maturity	$10,939	$-	$(326)	$10,613
Non-Current Assets: (1)
Investments held to maturity	604	-	(5)	599
Total	$11,543	$-	$(331)	$11,212

 (1) Non-current assets have maturities of between one to two years.

Investments held to maturity have been in a loss position for less than nine months as of September 30, 2010.  We evaluate for other-than-temporary impairments on a quarterly basis.  We do not believe that any of the unrealized losses represent an other-than-temporary impairment.

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)

Accounts receivable	$37,619	$34,157
Less: Allowance for doubtful accounts	(680)	(776)
Total, net	$36,939	$33,381

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$776	$795
Provision for losses on accounts receivable	451	491
Adjustments to provision	(487)	112
Accounts receivable written off, net of recoveries	(60)	(16)
Balance, end of period	$680	$1,382

5.   Note Receivable

In September 2010, we sold our Canadian facility (see Note 16, Canadian Facility) and assumed a note receivable from one borrower secured by the property.  The $1.1 million, fifteen-year note receivable is based on a 4.0% interest rate with a $0.6 million balloon payment due in September 2025.  The loan calls for monthly combined interest and principal payments beginning in October 2010.

6.   Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Inventory balances are as follows:
	September 30, 2010	December 31, 2009
	(in thousands)

Raw materials	$29,855	$26,581
Work in process	3,196	1,835
Finished goods	1,949	1,132
	35,000	29,548
Less: Allowance for excess and obsolete inventories	(350)	(760)
Total, net	$34,650	$28,788

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Allowance for excess and obsolete inventories:
Balance, beginning of period	$760	$350
Provision for excess and obsolete inventories	600	1,264
Adjustments to reserve	(600)	(850)
Inventories written off	(410)	-
Balance, end of period	$350	$764

7.  Financial Derivatives

We entered into a financial derivative instrument during the third quarter 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  We monitor our financial derivative and the credit worthiness of the financial institution.  We do not anticipate losses due to counterparty non-performance.  We do not use financial derivatives for speculative purposes.

The financial derivative is in the form of a commodity futures contract.  The financial derivative contract began settling monthly in January 2010 and will continue through December 2010.  The contract is for a total of 2,250,000 pounds of copper (450,000 pounds remaining as of September 30, 2010) at $2.383 per pound.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

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

Type of Contract	Balance Sheet Location	Fair Value
		(in thousands)
Financial derivative not designated as hedging instruments:
Commodity futures contract	Financial Derivative Asset	$457
Total financial derivative not designated as hedging instruments		$457

We did not designate the financial derivative as a cash flow hedge.  We recorded changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.

We recorded the following realized gain on our financial derivative asset at fair value in the Consolidated Statements of Income for the nine months ended September 30, 2010:

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

8. Accrued Liabilities

Accrued liabilities are as follows:
	September 30, 2010	December 31, 2009
	(in thousands)

Warranty	$7,100	$7,200
Due to Representatives1	8,301	7,975
Payroll	1,949	1,633
Workers’ compensation	754	591
Medical self-insurance	1,541	1,410
Employee benefits and other	2,189	377
Total	$21,834	$19,186

1 Due to Representatives was previously described as Commissions. We will use the term Due to Representatives going forward to better represent the true nature of these items, which is the excess of the total order price over the minimum sales price, which includes both the Representatives’ fee and Third Party Products.

9.  Supplemental Cash Flow Information

Interest payments of approximately $4,000 and $9,000 were made for the nine months ended September 30, 2010 and 2009.  Payments for income taxes of $6.7 million and $9.5 million were made during the nine months ended September 30, 2010 and 2009, respectively.  We sold the $1.5 million asset held for sale and recorded a $1.1 million note receivable during the nine months ended September 30, 2010.  Dividends payable of $3.1 million were declared in December 2009 and paid in January 2010.  Dividends payable of $3.1 million were declared in June 2010, released for payment to our transfer agent in June 2010 and paid to stockholders in July 2010.

10.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  The letter of credit is a requirement of our workers compensation insurance and will expire December 31, 2010.  Interest on borrowings is payable monthly at the greater of 4% or LIBOR plus 2.5% (4.00% at September 30, 2010).  No fees are associated with the unused portion of the committed amount.

We had a $4.0 million outstanding balance under the revolving credit facility at September 30, 2010.  We did not have an outstanding balance under the revolving credit facility at December 31, 2009.  Borrowings available under the revolving credit facility at September 30, 2010 were $10.3 million.  At September 30, 2010, we were in compliance with our financial ratio covenants.  The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2010 our tangible net worth was $114.7 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 2 which meets the requirement of not being above 2 to 1.  Our working capital was $55.0 million which meets the requirement of being at or above $30.0 million.  On July 30, 2010, we renewed the line of credit with a maturity date of July 30, 2011 with terms substantially the same as the previous agreement.

11. Share-Based Compensation

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

We recognized approximately $107,000 and $135,000 for the three months ended and $334,000 and $363,000 for the nine months ended September 30, 2010 and 2009, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income.  The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2010 is $1.1 million and is expected to be recognized over a weighted average period of 2.4 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options:

	Nine Months Ended
	September 30, 2010	September 30, 2009

Directors and Officers:
Expected dividend yield	1.59%	1.86%
Expected volatility	45.37%	47.47%
Risk-free interest rate	2.63%	2.53%
Expected life	7.0 years	7.0 years
Forfeiture rate	0%	0%
Employees:
Expected dividend yield	1.59%	1.86%
Expected volatility	45.42%	46.94%
Risk-free interest rate	2.48%	2.62%
Expected life	8.0 years	8.0 years
Forfeiture rate	31%	31%

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

A summary of stock options outstanding is as follows:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at September 30, 2010	Weighted Average Exercise Price

$9.68 – $10.82	72,000	3.48	$10.27	$13.25	72,000	$10.27
$11.29 – $15.99	179,300	6.87	14.61	8.91	81,300	13.89
$16.13 – $20.68	121,800	7.17	18.49	5.03	49,600	18.23
$21.42 – $24.08	50,000	9.57	23.17	0.35	1,000	21.42
Total	423,100	6.70	$16.00	$9.82	203,900	$13.70

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2010	460,513	$14.22
Granted	72,000	22.24
Exercised	(91,413)	11.52
Forfeited or Expired	(18,000)	18.22
Outstanding at September 30, 2010	423,100	16.00	6.70	$3,181
Exercisable at September 30, 2010	203,900	$13.70	5.05	$2,002

The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $9.63 and $6.87, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $2.6 million and $2.1 million, respectively.  The cash received from options exercised during the nine months ended September 30, 2010 and 2009 was $1.1 million and $0.9 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:
	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2010	216,200	$6.77
Granted	72,000	9.63
Vested	(57,300)	6.43
Forfeited	(11,700)	7.47
Unvested at September 30, 2010	219,200	$7.76

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

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  We recognized approximately $80,000 and $96,000 for the three months and $275,000 and $268,000 for the nine months ended September 30, 2010 and 2009, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of September 30, 2010, unrecognized compensation cost related to unvested restricted stock awards was $0.5 million which is expected to be recognized over a weighted average period of 1.7 years.

A summary of the unvested restricted stock awards is as follows:

Shares

Unvested at January 1, 2010	33,250
Granted	14,850
Vested	(18,600)
Forfeited	(1,050)
Unvested at September 30, 2010	28,450

12.  Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands, except share and per share data)
Numerator:
Net income	$5,173	$7,741	$16,112	$21,566

Denominator:
Denominator for basic earnings per share – Weighted average shares	16,555,307	17,175,390	16,891,634	17,178,050
Effect of dilutive employee stock options and restricted stock awards	91,754	128,841	88,948	140,189
Denominator for diluted earnings per share – Weighted average shares	16,647,061	17,304,231	16,980,582	17,318,239
Earnings per share:
Basic	$0.31	$0.45	$0.95	$1.26
Diluted	$0.31	$0.45	$0.95	$1.25

Anti-dilutive shares	91,850	228,950	91,850	228,950
Weighted average exercise price	$22.18	$15.63	$22.18	$15.63

13.   Income Taxes

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions and account for income taxes in accordance with FASC Topic 740, Income Taxes.  As of September 30, 2010, we do not have any unrecognized tax benefits that if recognized would affect the effective tax rate.  We do not expect to record any unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2010, we did not have any accruals for the potential payment of interest or penalties.

As of September 30, 2010, we are subject to U.S. Federal income tax examinations for the tax years 2007 through 2009, and to non-U.S. income tax examinations for the tax years of 2007 through 2009.  In addition, we are subject to state and local income tax examinations for the tax years 2006 through 2009.

14.   Stock Repurchase

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

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 850,000 shares) of our outstanding stock from time to time in open market transactions.  Through September 30, 2010, we repurchased a total of 478,493 shares under this program for an aggregate price of $11,509,433, or an average price of $24.05 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON’s 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees.  Through September 30, 2010, we repurchased 951,353 shares for an aggregate price of $16,940,986, or an average price of $17.81 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through September 30, 2010, we repurchased 379,750 shares for an aggregate price of $7,894,792, or an average price of $20.79 per share.  We purchased the shares at current market prices.

15.   Commitments and Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations from our fixed price contracts.  These contracts are not accounted for as derivative instruments because they meet the normal purchases and sales exemption.  In the normal course of business we expect to purchase 0.5 million pounds of aluminum at a price of $0.80 per pound or $0.4 million during the remainder of 2010 and 1.4 million pounds of aluminum at a price of $1.138 per pound or $1.6 million during 2011.

16.   Canadian Facility

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

We reclassified certain fixed assets to assets held for sale upon closure of our Canadian manufacturing operations in September 2009.  The assets consist of a building and land valued at the lower of cost or market.  No additional depreciation expense was taken on the building as of October 1, 2009.  In September 2010, we sold the building and land.  The sale price was $1.5 million which was equivalent to the carrying value of the assets held for sale on our Consolidated Balance Sheets.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma and Longview, Texas facilities in the future.

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

Financial Derivatives Fair Value Measurements

Our financial derivative asset consists of a forward purchase contract that is measured at fair value using the quoted prices in the COMEX commodity markets which is the lowest level of input significant to measurement.  The financial derivative contract began settling monthly in January 2010 and ending in December 2010.  The contract is for a total of 2,250,000 pounds of copper (450,000 pounds remaining at September 30, 2010) at $2.383 per pound.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  The fair value and carrying amount of our financial derivative asset at September 30, 2010 is $0.5 million.  The measurement is based on pricing for instruments similar but not identical to the contract we will settle.  These prices are based upon regularly traded commodities on COMEX.  Therefore we consider the market for our contract to be active.

We record changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.  During the nine months ended September 30, 2010, we recorded approximately $14,000 to cost of sales from the realized gain on our financial derivative asset at fair value in the Consolidated Statements of Income.   We will not realize any additional gain or loss related to our financial derivative asset during 2010 because we locked in the settlement price for the remainder of 2010.

The following table presents the fair value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)

Assets:
Financial derivative asset	$-	$457	$-	$457
Total	$-	$457	$-	$457

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  We also purchase from other domestic manufactures certain components, including compressors, electric motors and electrical controls used in our products.  The suppliers of these components are significantly affected by the raw material costs as steel, copper and aluminum are used in their products.  The raw materials market was volatile during 2010 and 2009 due to the economic environment.  We have entered into aluminum contracts that are below the average index price as of September 30, 2010.  We have included a three-year comparison to show fluctuations in raw materials costs, which have increased by approximately 11% for aluminum and 16% for copper and decreased by approximately 14% for steel from September 30, 2008 to September 30, 2010.

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  The financial derivative is in the form of a commodity futures contract.  The contract began settling monthly in January 2010 and will continue through December 2010.  The contract is for a total of 2,250,000 pounds of copper (450,000 pounds remaining at September 30, 2010) at $2.383 per pound.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

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

Our plant and office facilities in Tulsa, Oklahoma consist of a 342,000 sq. ft. building (327,000 sq. ft. of manufacturing/ warehouse space and 15,000 sq. ft. of office space) located at 2425 S. Yukon Avenue (“the original facility”), and a 693,000 sq. ft. manufacturing/warehouse building and a 22,000 sq. ft. office building (“the expansion facility”) located across the street from the original facility at 2440 S. Yukon Avenue.  We own both the original facility and the expansion facility.

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

Our previous operations in Burlington, Ontario, Canada, were located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility.  The facility was classified as available for sale upon closure of our manufacturing operations in September 2009 (see Note 16, Canadian Facility).  In September 2010, we sold the Canadian facility.

Set forth below is unaudited income statement information for the periods ended September 30, 2010 and 2009:

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
	(In thousands)

Net sales	$64,886	100%	$58,492	100%	$178,726	100%	$191,054	100%
Cost of sales	52,389	80.7%	40,764	69.7%	137,729	77.1%	138,288	72.4%

Gross profit	12,497	19.3%	17,728	30.3%	40,997	22.9%	52,766	27.6%

Selling, general and administrative expenses	5,166	8.0%	5,313	9.1%	16,592	9.2%	18,641	9.7%

Income from operations	7,331	11.3%	12,415	21.2%	24,405	13.7%	34,125	17.9%

Interest expense	(4)	0.0%	-	0.0%	(4)	0.0%	(9)	0.0%
Interest income	44	0.1%	64	0.1%	162	0.1%	71	0.0%
Other income (expense), net	(64)	(0.1)%	(173)	(0.3)%	(186)	(0.1)%	1	0.0%

Income before income taxes	7,307	11.3%	12,306	21.0%	24,377	13.7%	34,188	17.9%
Income tax provision	2,134	3.3%	4,565	7.8%	8,265	4.7%	12,622	6.6%

Net income	$5,173	8.0%	$7,741	13.2%	$16,112	9.0%	$21,566	11.3%

Results of Operations

Key events impacting our cash balance, financial condition, and results of operations for the nine months ended September 30, 2010, include the following:

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

•
Stock repurchases resulted in cash payments of $18.4 million.  This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program of $1.1 million.

•
We have a strong liquidity position with cash on hand of $4.1 million and investments of $1.9 million of current assets in certificates of deposit and $11.5 million ($10.9 million of current assets) in corporate notes and bonds.  In view of the current economic environment, our goal remains to maintain a healthy financial condition.

•
Purchases of equipment and expansion of facilities to create efficiencies remain a priority.  Our capital expenditures were $13.1 million.  We currently expect to spend approximately $16.0 million to $17.0 million on capital expenditures during 2010 for continued growth.  These expenditures will include further expansion of the Tulsa manufacturing facility for future growth.  Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production.

•	In September 2010, we sold our Canadian facility (see Note 16, Canadian Facility).

Net Sales

Net sales increased $6.4 million or 11% to $64.9 million from $58.5 million for the three months ended and decreased $12.4 million or 6% to $178.7 million from $191.1 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in net sales for the three months was a result of gaining additional market share and the decrease in net sales for the nine months in 2010 compared to 2009 was a result of the decreased volume related to the economic environment.  The economic environment has negatively impacted commercial construction markets with some projects delayed, postponed indefinitely or cancelled.  The replacement market has also been affected by customers delaying equipment replacement as a cost saving strategy.

Gross Profit

Gross profit decreased $5.2 million or 29% to $12.5 million from $17.7 million for the three months ended and decreased $11.8 million or 22% to $41.0 million from $52.8 million for the nine months ended September 30, 2010 and 2009, respectively.  As a percentage of sales, gross margins were 19.3% compared to 30.3% for the three months ended and 22.9% compared to 27.6% for the nine months ended September 30, 2010 and 2009, respectively. Our gross margin percentages decreased from the same periods in 2009 primarily due to higher raw material costs, increased labor and our inability in the current economic environment to implement price increases to our minimum sales prices for HVAC units.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in our products.  The suppliers of these components are significantly affected by the raw material costs of steel, copper and aluminum used in their products.  The raw materials market was volatile during 2010 and 2009 due to the economic environment.  We have entered into aluminum contracts that are below the average index price as of September 30, 2010.  We have included a three-year comparison to show fluctuations in raw materials costs, which have increased by approximately 11% for aluminum and 16% for copper and decreased by approximately 14% for steel from September 30, 2008 to September 30, 2010.

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  The financial derivative is in the form of a commodity futures contract.  The contract began settling monthly in January 2010 and will continue through December 2010.  The contract is for a total of 2,250,000 pounds of copper (450,000 pounds remaining as of September 30, 2010) at $2.383 per pound.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  The contract is for quantities equal to or less than those expected to be used in our manufacturing operations in 2010.

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

Selling, General and Administrative Expenses

SG&A expenses decreased $0.1 million or 2% to $5.2 million from $5.3 million for the three months ended and decreased $2.0 million or 11% to $16.6 million from $18.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease for the nine months was primarily due to lower bad debt expense, a decrease in warranty expense, a decrease in sales related expenses and a decrease in profit sharing expense due to lower net income.

Other Income (Expense)

Other expense decreased $0.1 million to $0.1 million from $0.2 million for the three months ended and increased $0.2 million to $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in other expense was primarily related to termination of the lease on our expansion facility.

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

General

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  The letter of credit is a requirement of our workers compensation insurance and will expire December 31, 2010.  Interest on borrowings is payable monthly at the greater of 4% or LIBOR plus 2.5% (4.00% at September 30, 2010).  No fees are associated with the unused portion of the committed amount.

We had a $4.0 million outstanding balance under the revolving credit facility at September 30, 2010.  We did not have an outstanding balance under the revolving credit facility at December 31, 2009.  Borrowings available under the revolving credit facility at September 30, 2010 were $10.3 million.  At September 30, 2010, we were in compliance with our financial ratio covenants.  The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2010 our tangible net worth was $114.7 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 2 which meets the requirement of not being above 2 to 1.  Our working capital was $55.0 million which meets the requirement of being at or above $30.0 million.  On July 30, 2010, we renewed the line of credit with a maturity date of July 30, 2011, with terms substantially the same as the previous agreement.

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

Cash Flows Provided by Operating Activities

Net cash provided by operating activities decreased in the nine months ended September 30, 2010, by $12.7 million from September 30, 2009.  The decrease was primarily due to changes in net income, accounts receivable, inventories and accounts payable.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $26.0 million and $8.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in cash flows used in investing activities in 2010 was related to investments of $1.9 million of current assets in certificates of deposit and $11.5 million ($10.9 million of current assets) in corporate notes and bonds.  We did not invest in any certificates of deposit or other investments in 2009.  Capital expenditures increased to $13.1 million from $8.6 million for the nine months ended September 30, 2010 and 2009.  Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies.  We have budgeted capital expenditures of approximately $16.0 million to $17.0 million in 2010 to set up manufacturing lines for the Tulsa building addition which was completed in the fourth quarter of 2009.  We expect our cash requirements to be provided by cash flows from operations.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were $19.3 million and $10.2 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in cash used in financing activities is primarily due to stock buybacks and dividend payments during the nine months ended September 30, 2010.

We had a $4.0 million outstanding balance under the revolving credit facility at September 30, 2010.  We did not have an outstanding balance under the revolving credit facility at December 31, 2009.  We repurchased shares of stock from employees’ 401(k) savings and investment plan, officers and the open market in the amount of $18.4 million for 780,939 shares of stock and $2.5 million for 134,777 shares of stock for the nine months ended September 30, 2010 and 2009, respectively.

We received cash from stock options exercised of $1.1 million and classified the excess tax benefit of stock options exercised and restricted stock awards vested of $0.3 million in financing activities for the nine months ended September 30, 2010.  The cash received for options exercised and income tax effect partially offset the stock repurchase and dividend payments for the nine months ended September 30, 2010.  The cash received from stock options exercised for the same period in 2009 was $0.9 million and the excess tax benefit of stock options exercised and restricted stock awards vested was $0.4 million.

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

We have added the following accounting policies since December 31, 2009:

Investments

We made investments through a large firm that we intend to hold to maturity.  The investments are comprised of cash equivalents and money market accounts, certificates of deposit and corporate notes and bonds.  The amortized cost and accrued interest on the corporate notes and bonds are reflected in the Consolidated Balance Sheets.  The interest and amortization of bond premiums  on the corporate notes and bonds are reflected in interest income in the Consolidated Statements of Income.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon the greater of a rate of 4% or LIBOR plus 2.5%.  We had a $4.0 million outstanding balance under the revolving credit facility at September 30, 2010.

Commodity Price Risk

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution, to mitigate our exposure to volatility in copper prices.  We monitor our financial derivative and the credit worthiness of the financial institution.  We do not anticipate losses due to counterparty non-performance.We do not use financial derivatives for speculative purposes.

Generally, fluctuations in copper commodity prices impact the value of the financial derivative.  The financial derivative contract began settling monthly in January 2010 and ending in December 2010.  The contract is for a total of 2,250,000 pounds of copper (450,000 pounds remaining at September 30, 2010) at $2.383 per pound.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  Prior to locking in the settlement price, we would have been subject to gains which we would have recorded as a financial derivative asset if the forward copper commodity prices increased and losses which we would have recorded as a financial derivative liability if they decreased.  We will be in a gain or financial derivative asset position for the remainder of 2010 based on the settlement price we locked into.  The fair value of the financial derivative settlements through December 2010 is $0.5 million and recognized as a current financial derivative asset in the Consolidated Balance Sheets.

We use COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we will settle (see Note 17, Fair Value Measurements).

We did not designate the financial derivative as a cash flow hedge.  We record changes in the financial derivative’s fair value currently in earnings based on mark-to-market accounting.  As a result, the Consolidated Income Statement includes an approximately $14,000 adjustment to cost of sales for the nine months ended of September 30, 2010.  We will not realize any additional gain or loss related to our financial derivative asset during 2010 because we locked in the settlement price for the remainder of 2010.

Information about our exposure to market risks related to forward copper commodity prices and a sensitivity analysis related to our financial derivative is presented below:

September 30, 2010
(in thousands)

Remaining notional amount	450 pounds
Carrying amount and fair value of our financial derivative asset	$457

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  The raw materials market was volatile during 2010 and 2009 due to the economic environment.  We have entered into aluminum contracts that are below the average index price as of September 30, 2010.  We have included a three-year comparison to show fluctuations in raw materials costs, which have increased by approximately 11% for aluminum and 16% for copper and decreased approximately 14% for steel from September 30, 2008 to September 30, 2010.

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

We do not utilize derivative financial instruments to hedge interest rate risk.  We occasionally use financial derivatives to economically hedge our commodity price risk.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•
Our disclosure controls and procedures are designed at a reasonable assurance threshold to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•
Our disclosure controls and procedures operate at a reasonable assurance threshold such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of September 30, 2010.

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

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 850,000 shares) of our outstanding stock from time to time in open market transactions.  Through September 30, 2010, we repurchased a total of 478,493 shares under this program for an aggregate price of $11,509,433, or an average price of $24.05 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in AAON’s 401(k) savings and investment plan are entitled to have shares of AAON’s stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees.  Through September 30, 2010, we repurchased 951,353 shares for an aggregate price of $16,940,986, or an average price of $17.81 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through September 30, 2010, we repurchased 379,750 shares for an aggregate price of $7,894,792, or an average price of $20.79 per share.  We purchased the shares at current market prices.

Repurchases during the third quarter of 2010 were as follows:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 2010	22,216	$24.52	22,216	-

August 2010	11,567	21.89	11,567	-

September 2010	7,684	23.14	7,684	-
Total	41,467	$23.53	41,467	-

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

AAON, INC.

Dated: November 8, 2010	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson
President/CEO

Dated: November 8, 2010	By:	/s/ Kathy I. Sheffield
Kathy I. Sheffield
Vice President/CFO