Form 10-K
period 2010-12-31
AAON INC
filed 2011-03-10
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

Commission file number:  0-18953

AAON, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0448736
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2425 South Yukon, Tulsa, Oklahoma	74107
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (918) 583-2266

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.004
(Title of Class)
Rights to Purchase Series A Preferred Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[_]  Yes       [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[_]  Yes       [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes       [_]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                [X]  Yes      [_]  No

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

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)
[_]  Yes       [X]  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter (June 30, 2010) was $386.4 million.

As of February 28, 2011, registrant had outstanding a total of 16,492,682 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 17, 2011, are incorporated into Part III.

PART I

Item 1.  Business.

General Development and Description of Business

AAON, Inc., a Nevada corporation, was incorporated on August 18, 1987.  We have two operating subsidiaries, AAON, Inc., an Oklahoma corporation and AAON Coil Products, Inc., a Texas corporation.   Unless the context otherwise requires, references in this Annual Report to “AAON,” the “Company”, “we,” “us,” “our” or “ours” refer to AAON, Inc., and our subsidiaries.

We are engaged in the manufacture and sale of air-conditioning and heating equipment.  Our products consist of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self contained units and coils.

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets.  To date our sales have been primarily to the domestic market.  Foreign sales accounted for approximately 5% of our sales in 2010.

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

Based on our 2010 level of sales of $245 million, we estimate that we have a 14% share of the rooftop market and a 1% share of the coil market.  Approximately 55% of our sales now come from new construction and 45% from renovation/replacements.  The percentage of sales for new construction vs. replacement to particular customers is related to the customer’s stage of development.

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

Performance characteristics of our products range in cooling capacity from 20,000 - 4,320,000 BTU's and in heating capacity from 69,000 - 9,000,000 BTU's.  All of our products meet the Department of Energy's efficiency standards, which define the maximum amount of energy to be used in producing a given amount of cooling.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which can involve multiple units.

We have developed and are beginning to market a residential condensing unit (CB Series) and air handlers (F1 Series).

Major Customers

No customer accounted for 10% of our sales during 2010, 2009 or 2008.

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

Distribution

We employ a sales staff of 20 individuals and utilize approximately 93 independent manufacturer representatives' (“Representatives”) organizations having 108 offices to market our products in the United States and Canada.  We also have one international sales organization, which utilizes 12 distributors in other countries.  Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma and Longview, Texas plants to the job site.

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

Our product warranty policy is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and 10 years on gas-fired heat exchangers in RL products (if applicable).   With the introduction of the RQ product line in 2010, our warranty policy for the RQ series was implemented to cover parts for two years from date of unit shipment and labor for one year from date of unit shipment.

Research and Development

All of our R&D activities are self-sponsored, rather than customer-sponsored.  R&D has involved the RQ, RN and RL (rooftop units), F1, H/V, M2 and M3 (air handlers), LC and LL (chillers), CB and CC (condensing units), SA (commercial self-contained units) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development.  We incurred research and development expenses of approximately $3,605,000, $3,074,000 and $2,577,000 in 2010, 2009 and 2008, respectively.

Backlog

Our current backlog as of March 1, 2011, was approximately $37,978,000 compared to approximately $33,569,000 at March 1, 2010.  The current backlog consists of orders considered by management to be firm and substantially all of which will be filled by July 1, 2011; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable.  Our management regularly reviews our working capital with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation.  Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable.  Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $15,150,000.  We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.  We expect to renew our revolving credit agreement in July 2011.  We do not expect that the current situation in the credit market will impact our renewal.

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

Employees

As of March 1, 2011, we had 1,394 permanent employees and 26 temporary employees.  Our employees are not currently represented by unions.  Management considers relations with our employees to be good.

Patents, Trademarks, Licenses and Concessions

We do not consider any patents, trademarks, licenses or concessions to be material to our business operations, other than patents issued regarding our heat recovery wheel option, blower, gas-fired heat exchanger and evaporative condenser desuperheater which have terms of twenty years with expiration dates ranging from 2016 to 2022.

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

We risk having losses resulting from the use of noncancelable fixed price contracts.

Historically, we attempted to limit the impact of price fluctuations on commodities by entering into noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These fixed price contracts are not accounted for as financial derivative instruments since they meet the normal purchases and sales exemption.

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

Tax benefits could be adversely affected by changes in tax provisions, unfavorable findings in tax examinations or differing interpretations by tax authorities.  We are unable to estimate the impact that current and future tax proposals and tax laws could have on our results of operations.  We are not currently under audit by any taxing jurisdiction other than one state sales tax audit.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our plant and office facilities in Tulsa, Oklahoma, consist of a 342,000 sq. ft. building (327,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue (the “original facility”), and a 693,000 sq. ft. manufacturing/warehouse building and a 22,000 sq. ft. office building (the “expansion facility”) located on a 40-acre tract of land across the street from the original facility (2440 South Yukon Avenue).  We own both the original facility and the expansion facility.  Both plants are of sheet metal construction.

The original facility’s manufacturing area is in a heavy industrial type building, with total coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping.  The manufacturing equipment contained in the original facility consists primarily of automated sheet metal fabrication equipment, supplemented by presses, press breaks and numerical control punching equipment.  Assembly lines consist of three cart-type conveyor lines with variable line speed adjustment, which are motor driven.  Subassembly areas and production line manning are based upon line speed.  The manufacturing facility is 1,140 feet in length and varies in width from 390 feet to 220 feet.

In the expansion facility we use 22,000 sq. ft. for office space, 20,000 sq. ft. for warehouse space and 80,000 sq. ft. for two production lines; an additional 106,000 sq. ft. is utilized for sheet metal fabrication.  The remaining 487,000 sq. ft. is presently being prepared as additional plant space for long-term growth.

Our operations in Longview, Texas are conducted in a plant/office building at 203-207 Gum Springs Road, containing 258,000 sq. ft. on 14 acres.  The manufacturing area (approximately 251,000 sq. ft.) is located in three 120-foot wide sheet metal buildings connected by an adjoining structure.  The remaining 7,000 square feet are utilized as office space.  The facility is built for light industrial manufacturing.  An additional, contiguous 15 acres were purchased in 2004 and 2005 for future expansion.  We own both the existing plant/office building, and the 15 acres designated for future expansion.

Item 3.  Legal Proceedings.

We are not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action is contemplated by or, to the best of our knowledge, has been threatened against us.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol "AAON".  The range of high and low sale prices for our Common Stock during the last two years, as reported by National Association of Securities Dealers, Inc., was as follows:

Quarter Ended	High	Low

March 31, 2009	$21.18	$14.54
June 30, 2009	$21.93	$15.95
September 30, 2009	$22.32	$18.57
December 31, 2009	$20.65	$18.00

March 31, 2010	$23.05	$18.64
June 30, 2010	$25.26	$21.50
September 30, 2010	$26.13	$20.08
December 31, 2010	$29.64	$22.91
_______________

On February 28, 2011, there were 1,006 holders of record, and approximately 4,400 beneficial owners, of our Common Stock.

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend.  We initially paid semi-annual dividends of $0.20 per share.  The Board of Directors approved dividend payments of $0.16 per share related to the 3-for-2 stock split effective August 21, 2007.  The Board of Directors approved future dividend payments of $0.18 per share on May 19, 2009.  Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

In 2009, dividends were declared to shareholders of record at the close of business on December 14, 2009 and were paid on January 4, 2010.  In 2010, dividends were declared to shareholders of record at the close of business on June 10, 2010 and December 1, 2010 and were paid on July 1, 2010 and December 22, 2010.  We paid cash dividends of $9.2 million during the year ended December 31, 2010.

On November 6, 2007, our Board of Directors authorized a stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions. On May 12, 2010, we completed the stock buyback program.  Through May 12, 2010, we repurchased a total of 1,800,000 shares under this program for an aggregate price of $36,061,425, or an average price of $20.03 per share.  We purchased the shares at current market prices.

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 850,000 shares) of our outstanding stock from time to time in open market transactions.  Through December 31, 2010, we repurchased a total of 478,493 shares under this program for an aggregate price of $11,509,433, or an average price of $24.05 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through December 31, 2010, we repurchased 993,155 shares for an aggregate price of $18,042,789, or an average price of $18.17 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased is contingent upon the number of shares sold.  Through December 31, 2010, we repurchased 379,750 shares for an aggregate price of $7,894,792, or an average price of $20.79 per share.  We purchased the shares at current market prices.

Repurchases during the fourth quarter of 2010 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 2010	17,444	$24.41	17,444	-

November 2010	5,445	$25.13	5,445	-

December 2010	18,912	$28.51	18,912	-

Total	41,801	$26.36	41,801	-

Stock Performance Graph (1)

The following graph compares our cumulative total shareholder return, the NASDAQ Composite and the peer group named below.  The graph assumes a $100 investment at the closing price on January 1, 2005, and reinvestment of dividends on the date of payment without commissions.  This table is not intended to forecast future performance of our Common Stock.

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

	Years Ended December 31,

Results of Operations:	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Net sales	$244,552	$245,282	$279,725	$262,517	$231,460
Net income	$21,894	$27,721	$28,589	$23,156	$17,133
Earnings per share:
Basic	$1.30	$1.61	$1.63	$1.24	$0.93
Diluted	$1.30	$1.60	$1.60	$1.22	$0.90
Cash dividends declared per common share	$0.36	$0.36	$0.32	$0.32	$0.32
Weighted average shares outstanding:
Basic	16,799	17,187	17,560	18,628	18,456
Diluted	16,893	17,309	17,855	18,927	18,968

	December 31,
Financial Position at End of
Fiscal Year:	2010	2009	2008	2007	2006
	(in thousands)

Working capital	$55,502	$65,354	$40,600	$38,788	$36,356
Total assets	$160,277	$156,211	$140,743	$137,140	$130,056
Long-term and current debt	$0	$76	$3,113	$330	$59
Total stockholders’ equity	$116,739	$117,999	$96,522	$95,420	$91,592

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada.  Foreign sales were approximately 5% of our 2010 sales.

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

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  The raw materials market was volatile during 2010 and 2009 due to the economic environment.   Prices decreased by approximately 34% for steel and increased by approximately 155% for aluminum and 210% for copper from December 31, 2008 to December 31, 2010.  During 2010, we entered into an aluminum contract for 2011 purchases that was slightly above the average index price as of December 31, 2010.  As market prices for aluminum have shown increases since January 1, 2011, our contract price more closely approximates market value in 2011.

We entered into a derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  The derivative was in the form of a commodity futures contract.  The derivative contract settled monthly beginning in January 2010 and ending in December 2010.  The contract was for a total of 2,250,000 pounds of copper at $2.383 per pound.  The contract was for quantities equal to or less than those expected to be used in our manufacturing operations. We recorded adjustments of $14,000 and $2.2 million ($1.4 million after tax) to cost of sales from the unrealized gain on derivative assets at fair value in the Consolidated Statements of Income for the years ended 2010 and 2009 respectively.

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

Selling, general, and administrative (“SG&A”) costs include our internal sales force, warranty costs, profit sharing and administrative expenses.  Warranty expense is estimated based on historical trends and other factors.  Our product warranty policy is: the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years on compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and 10 years on gas-fired heat exchangers in RL products (if applicable).  Warranty charges on heat exchangers do not occur frequently. With the introduction of the RQ product line in 2010, our warranty policy for the RQ series was implemented to cover parts for two years from date of unit shipment and labor for one year from date of unit shipment.

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

Our previous operations in Burlington, Ontario, Canada, were located at 279 Sumach Drive, consisting of an 82,000 sq. ft. office/manufacturing facility.  The property was sold in September 2010 for $1.5 million ($0.4 million cash and we are carrying back a $1.1 million note receivable).

Set forth below is income statement information and as a percentage of sales for years 2010, 2009 and 2008:

	Years Ending December 31,
	2010		2009		2008
	(in thousands)

Net sales	$244,552	100.0%	$245,282	100.0%	$279,725	100.0%
Cost of sales	189,364	77.4%	177,737	72.5%	212,549	76.0%
Gross profit	55,188	22.6%	67,545	27.5%	67,176	24.0%
Selling, general and administrative expenses	22,473	9.2%	23,791	9.7%	23,788	8.5%
Income from operations	32,715	13.4%	43,754	17.8%	43,388	15.5%
Interest expense	(45)	0.0%	(9)	0.0%	(71)	0.0%
Interest income	258	0.1%	71	0.0%	27	0.0%
Other income (expense), net	(235)	0.1%	76	0.1%	724	0.3%
Income before income taxes	32,693	13.4%	43,892	17.9%	44,068	15.8%
Income tax provision	10,799	4.4%	16,171	6.6%	15,479	5.6%
Net income	$21,894	9.0%	$27,721	11.3%	$28,589	10.2%

Results of Operations

Key events impacting our cash balance, financial condition and results of operations in 2010 include the following:

•
We have again taken a leading position in energy savings with the introduction of the direct drive blower which has eliminated the traditional V-belt drive, thus saving energy and maintenance problems associated with the V-belt drives. This has been made possible by advances in electronic motor control by use of variable frequency drive on larger motors and electrically commutated motors on smaller horsepowers. All of this is being further enhanced by requirements on buildings through ASHRAE (American Society of Heating, Refrigerating and Air-Conditioning Engineers) Standard 189-1 which requires one of these concepts on high efficiency buildings at the present time and will be required by ASHRAE Standard 90-1 on January 2012.  We also utilize a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels.  All of these innovations increase the demand for our products thus increasing market share.

•	Released new products and set up new manufacturing lines in the new building addition which was completed at the end of 2009.
•	We attempt to moderate the volatility of certain commodity costs by utilizing purchase agreements and pricing strategies which affect our gross margins.
•
In February 2006, our Board of Directors initiated a program of semi-annual cash dividend payments.  Cash payments of $9.2 million were made in 2010.  Dividends payable of $3.1 million were declared in June 2010, released for payment to our transfer agent in June 2010 and paid to stockholders in July 2010.  Dividends payable of $3.0 million were declared and paid in December 2010.   Dividends payable of $3.1 million were declared in December 2009 and paid in January 2010.

•
Stock repurchases resulted in cash payments of $19.5 million.  This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program of $1.2 million.

•
We have a strong liquidity position at December 31, 2010 with cash on hand of approximately $2.4 million, $1.5 million in certificates of deposit and $9.5 million of current assets in corporate notes and bonds. In view of the current economic environment, our goal remains to maintain a healthy financial condition.

•
Purchases of equipment and renovations to manufacturing facilities remained a priority. Our capital expenditures were $17.5 million.  Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production.  We currently estimate dedicating $28 million to $30 million to capital expenditures in 2011 for continued growth.

Net Sales

Net sales were $244.6 million, $245.3 million and $279.7 million in 2010, 2009 and 2008, respectively.  Sales in 2010 remained substantially level with 2009 due to the favorable reception to our new products and increased market share, despite poor economic conditions which caused non-residential construction spending to decline 14.1%. The decrease in sales in 2009 from 2008 was due to decreased volume related to the economic environment and lower sales from our Canadian operations.  The economic environment negatively impacted commercial construction markets with some projects delayed, postponed indefinitely or cancelled.  The replacement market was also affected by customers delaying equipment replacement as a cost saving strategy.  In 2008, an increase in volume of products sold related to our new and redesigned products being favorably received by our customers, the diversified customer mix of products, active marketing by sales representatives and pricing strategies implemented in order to keep up with the then increasing raw material costs.

Gross Profit

Gross margins were $55.2 million, $67.5 million and $67.2 million in 2010, 2009 and 2008, respectively.  Gross margins decreased $12.3 million in 2010 from 2009.  As a percentage of sales, gross margins were 22.6%, 27.5% and 24.0% in 2010, 2009 and 2008, respectively. The 18.0% decrease in gross margins in 2010 from 2009 was primarily a result of the absence of a derivative related to a copper hedge of $2.2 million that we benefited from in 2009, higher raw material and commodity costs, increased labor expenses to relocate a production line and set up new production lines for the Tulsa building addition and related supplies to stock the new lines, and our inability in the current economic environment to implement price increases to our minimum sales prices for HVAC units.  The increase in gross profit in 2009 from 2008, resulted from lower material costs, improved production and labor efficiencies, a reduction in manufacturing related expenses and a $2.2 million ($1.4 million net of tax) unrealized gain from a financial derivative asset included in cost of sales, despite lower net sales and expenses associated with the Canadian facility closure.  Our gross margins as a percentage of sales excluding the unrealized gain were 22.6%, 26.6% and 24.0% in 2010, 2009 and 2008, respectively.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in our products.  The suppliers of these components are significantly affected by the raw material costs of steel, copper and aluminum used in their products.   The raw materials market was volatile during 2010 and 2009 due to the economic environment. Prices decreased by approximately 34% for steel and increased by approximately 155% for aluminum and 210% for copper from December 31, 2008 to December 31, 2010.  During 2010, we entered into an aluminum contract for 2011 purchases that was slightly above the average index price as of December 31, 2010.  As market prices for aluminum have shown increases since January 1, 2011, our contract price more closely approximates market value in 2011.

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  The financial derivative was in the form of a commodity futures contract. The contract was for a total of 2,250,000 pounds of copper at $2.383 per pound.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  The contract was for quantities equal to or less than those used in our manufacturing operations in 2010.  The derivative contract began settling in January 2010 and concluded in December 2010.

In addition to our financial derivative instrument, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These contracts are not accounted for as financial derivative instruments since they meet the normal purchases and sales exemption.

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

Selling, General and Administrative Expenses

SG&A were $22.5 million, $23.8 million and $23.8 million in 2010, 2009 and 2008, respectively.   As a percentage of sales, SG&A expenses were 9.2%, 9.7% and 8.5% in 2010, 2009 and 2008 respectively. In 2010, compared to 2009, we experienced a decrease in our SG&A expenses.  The decrease was primarily due to a decrease in profit sharing expense related to lower net income. In 2009, our SG&A expenses remained consistent with 2008, despite lower sales volumes in 2009 compared to 2008.  Warranty expenses in 2009 increased due to specific warranty items and sales related expenses increased due to our expanded marketing to remain competitive in the current environment.

Interest Expense

Interest expense was approximately $45,000, $9,000 and $71,000 in 2010, 2009 and 2008, respectively.  The increase in interest expense of approximately $36,000 in 2010 from 2009 was due to increased borrowings on the revolving credit facility.  We borrowed $20.8 million from the revolving credit facility during 2010 compared to $10.0 million during 2009.  Interest on borrowings is payable monthly at the greater of 4.0% or LIBOR plus 2.5% (4.0% at December 31, 2010).  The decrease in interest expense in 2009 from 2008 was due to fewer borrowings on the revolving credit facility.  In 2008, we borrowed $46.9 million from the revolving credit facility.  Average borrowings under the revolving credit facility are typically paid in full within the month of borrowing or the following month.

Interest Income

Interest income was approximately $258,000, $71,000 and $27,000 in 2010, 2009 and 2008, respectively.  The increase in interest income of approximately $187,000 in 2010 from 2009 was mainly due to interest income from our investments in corporate notes and bonds, see Note 1. Investments Held to Maturity.  The increase in interest income in 2009 from 2008 was mainly due to interest income from a tax refund.

Other Income (Expense)

Other expense was approximately $235,000 in 2010.  Other income was approximately $76,000 and $724,000 in 2009 and 2008, respectively.  The decrease in other income of approximately $311,000 in 2010 from 2009 was primarily due to the termination of the lease on our expansion facility in May 2009. Prior to the lease expiration in May 2009, other income was predominantly attributable to rental income from our expansion facility. The decrease in other income in 2009 from 2008 was also primarily related to the termination of the lease.  We began renovations on the expansion facility to give us increased manufacturing capacity upon expiration of the lease. Our 2010 capital expenditures reflected the outlay to remodel the facility.

Impact of Current Economic Conditions

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate.  The state of the economy has negatively impacted the commercial and industrial new construction markets.  The decline in economic activity has resulted in a decrease in our sales volume and profitability.  Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control.

Analysis of Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

General

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  At December 31, 2010, borrowings available under the revolving credit facility were $14.3 million.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  Interest on borrowings is payable monthly at the greater of 4.0% or LIBOR plus 2.5% (4.0% at December 31, 2010).  No fees are associated with the unused portion of the committed amount.  At December 31, 2010, we had no borrowings outstanding under the revolving credit facility.  At December 31, 2009, we had no borrowings outstanding under the revolving credit facility.  At December 31, 2008, we had $2.9 million outstanding under the revolving credit facility.

At December 31, 2010, 2009 and 2008, we were in compliance with our financial ratio covenants.  The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At December 31, 2010 our tangible net worth was $117.0 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 3, which meets the requirement of not being above 2 to 1.  Our working capital was $55.5 million which meets the requirement of being at or above $30.0 million.  On July 30, 2010, we renewed the line of credit with a maturity date of July 30, 2011 with terms substantially the same as the previous agreement.  Subsequently, as a requirement of our workers compensation insurance, our standby letter of credit was extended with an increase of $1.5 million to $2.4 million and will expire December 31, 2011.  We expect to renew our revolving credit agreement in July 2011.  We do not anticipate that the current situation in the credit market will impact our renewal.

We believe projected cash flows from operations and our bank revolving credit facility (or comparable financing) will provide us the necessary liquidity and capital resources for fiscal year 2011 and the foreseeable future.  The belief that we will have the necessary liquidity and capital resources is based upon our knowledge of the HVAC industry and our place in that industry, our ability to limit our growth if necessary, our ability to adjust dividend cash payments, and our relationship with our existing bank lender.  For information concerning our revolving credit facility at December 31, 2010, see Note 3, Revolving Credit Facility.

Cash Provided by Operating Activities.  Net cash provided from operating activities has fluctuated from year to year. Net cash provided by operating activities was $32.2 million, $45.2 million and $33.4 million in 2010, 2009 and 2008, respectively.  The year-to-year variances are primarily from changes in net income, accounts receivable, inventories, accounts payable and accrued liabilities as described below.

Net income was $21.9 million, $27.7 million and $28.6 million in 2010, 2009 and 2008 respectively. The decrease in net income of $5.8 million in 2010 from 2009 was primarily due to the absence of a derivative related to a copper hedge of $2.2 million ($1.4 million net of tax) that we benefited from in 2009, higher raw material and commodity costs, increased labor expenses to relocate a production line and set up new  production lines for the Tulsa building addition and related supplies to stock the new lines, and our inability in the current economic environment to implement price increases to our minimum sales prices for HVAC units.  The decrease in net income in 2009 from 2008 was primarily due to lower volume of sales which was a result of the economic environment and lower sales from our Canadian operations offset by lower material costs, improved production and labor efficiencies, a reduction in manufacturing related expenses and a $2.2 million ($1.4 million net of tax) unrealized gain from a financial derivative asset.

Depreciation expense was $9.9 million, $9.1 million and $9.4 million in 2010, 2009 and 2008, respectively.  The increase in depreciation is due to the increase in depreciable assets of equipment and building additions. The decrease in depreciation in 2009 was due to the realization of full depreciation of certain capital assets. Share-based compensation was $0.8 million in each of 2010, 2009 and 2008.  Both depreciation expense and share-based compensation expense decreased net income, but had no effect on operating cash.

Accounts receivable increased by $6.4 million at December 31, 2010 due primarily to slower customer payments.  Accounts receivable decreased by $5.5 million at December 31, 2009 compared to December 31, 2008 and was attributable to a decrease in sales.  Accounts receivable increased by $0.9 million at December 31, 2008 compared to December 31, 2007 due to increased sales.

Inventories increased by $4.8 million at December 31, 2010 compared to December 31, 2009 due to an increase related to the valuation of inventories associated with higher raw material and component part prices and increased inventory levels associated with an increase in our backlog.  Inventories decreased by $7.2 million at December 31, 2009 compared to December 31, 2008.  The decrease in inventories in 2009 from 2008 was attributable to a decrease in inventory requirements related to lower sales volumes, a decrease related to the valuation of inventories due to lower raw material and component part prices and sales of inventory as part of the Canadian facility closure.  Inventories increased by $4.8 million at December 31, 2008 compared to December 31, 2007 primarily related to the procurement of inventory to accommodate increased sales.

Accounts payable increased by $6.5 million at December 31, 2010 compared to December 31, 2009 due an increase in inventory levels and timing of payments to vendors. Accounts payable decreased by $6.3 million at December 31, 2009 compared to December 31, 2008.  The decrease in accounts payable in 2009 from 2008 was attributable to fewer purchases related to lower sales volumes.  Accounts payable increased by $0.4 million at December 31, 2008 compared to December 31, 2007 due to the timing of payment to vendors.

Accrued liabilities increased by $2.4 million at December 31, 2010 compared to December 31, 2009 due to an increase in amounts due to representatives and payroll partially offset by a decrease in medical self-insurance reserves.  Accrued liabilities increased by $0.8 million at December 31, 2009 compared to December 31, 2008.  The increase in accrued liabilities in 2009 from 2008 is attributable to higher warranty and medical self-insurance reserves related to specific items.  Accrued liabilities increased by $0.9 million at December 31, 2008 compared to December 31, 2007 due to higher workers compensation expenses and higher warranty expenses related to increased sales.

Cash Flows Used in Investing Activities.  Cash flows used in investing activities were $28.3 million, $9.6 million and $9.6 million in 2010, 2009 and 2008, respectively.  Cash flows used in investing activities in 2010 increased significantly from 2009 and were related to a $15.0 million investment with a large financial institution in January 2010.  The investments were allocated to cash and money market funds, certificates of deposit, corporate notes and bonds and foreign corporate notes and bonds with a maturity of one year or less. The investments began maturing during 2010 and at December 31, 2010 the investment balance was $11.0 million.  The increase was also attributable to manufacturing and equipment purchases and costs to expand our manufacturing facilities.  Cash flows used in investing activities in 2009 did not significantly fluctuate from 2008 and were related to manufacturing and equipment purchases and costs to expand our manufacturing facilities.  The decrease in cash flows used in investing activities in 2008 from 2007 was primarily related to lower capital expenditures.  Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies.  We expect to expend approximately $28 million - $30 million in 2011 for a building addition at the Tulsa facility and machinery and equipment to accommodate anticipated growth. We expect the cash requirements to be provided by cash flows from operations and matured investments.  We did not invest in certificates of deposits, money market funds or corporate notes and bonds in 2009 or 2008.

Cash Flows Used in Financing Activities.  Cash flows used in financing activities were $27.2 million, $10.1 million and $24.5 million in 2010, 2009 and 2008, respectively.  The increase in cash flows used in financing activities of $17.1 million in 2010 from 2009 is primarily related to a higher volume of stock repurchases and the payment of $9.2 million in dividends.  The decrease in cash flows used in financing activities in 2009 from 2008 was primarily related to lower volume of stock repurchases.

We occasionally utilize our revolving line of credit to meet certain short-term cash demands based on our liquidity at the time.  We had no borrowings outstanding under the revolving credit facility at December 31, 2010 or at December 31, 2009.  We had $2.9 million outstanding under the revolving credit facility at December 31, 2008.  We accessed $20.8 million, $10.0 million and $46.9 million of borrowings under the line of credit during 2010, 2009 and 2008, respectively.

We received cash from stock options exercised of $1.2 million, $1.2 million and $1.7 million and classified the excess tax benefit of stock options exercised and restricted stock awards vested of $0.4 million, $0.7 million and $1.6 million in financing activities in 2010, 2009 and 2008, respectively.

We repurchased shares of stock under the Board of Directors authorized stock buyback programs.  We also repurchased shares of stock from our employees’ 401(k) savings and investment plan, directors and officers and the open market in the amount of $19.6 million for 822,740 shares, $3.1 million for 165,117 shares and $24.8 million for 1,211,538 shares of stock in 2010, 2009 and 2008, respectively.

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend.  We initially paid semi-annual dividends of $0.20 per share.  On July 12, 2007, our Board of Directors approved a 3-for-2 stock split of our outstanding stock for shareholders of record as of August 3, 2007.  The stock split was treated as a 50% stock dividend which was distributed on August 21, 2007.  As a result of the stock split, our Board of Directors adjusted the dividend paid per share to $0.16.  The Board of Directors approved future dividend payments of $0.18 per share on May 19, 2009.  Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Cash dividends of $9.2 million were paid in 2010.  Cash dividends of $5.9 million were paid in 2009, and we accrued a liability for payment of $3.1 million of dividends in January 2010.  Cash dividends of $5.8 million were paid in 2008, and $2.8 million in dividends were declared and accrued as a liability in December 2008 for payment in January 2009.

Commitments and Contractual Agreements

The following table summarizes our contractual agreements as of December 31, 2010:

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)

Purchase obligations(1)	$1,662	$1,662	-	-	-
Total contractual obligations	$1,662	$1,662	$-	$-	$-

(1)The purchase obligation consists of an aluminum commitment with one supplier.  We expect to receive delivery of raw materials for use in our manufacturing operations.  This contract is not accounted for as a derivative instrument because it meets the normal purchases and sales exemption.

We are subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations of financial position.

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

The Representatives do not provide us with a break-out of the amount of the total order price over the minimum sales price which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our Representatives was $51.4 million, $58.0 million and $55.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Warranty – A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. The warranty period is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years on compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and 10 years on gas-fired heat exchangers in RL products (if applicable).  With the introduction of the RQ product line in 2010, our warranty policy for the RQ series was implemented to cover parts for two years from date of unit shipment and labor for one year from date of unit shipment.  Warranty expense is estimated based on the warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue.   Warranty charges associated with heat exchangers do not occur frequently.

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

Historically, actual results have been within management’s expectations.

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reason for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  ASU 2010-06 also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of ASU 2010-06 did not have a material impact on our Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-09,Topic 855, Subsequent Events (“ASU 2010-09”), which discontinues the requirement that entities disclose the date through which they have evaluated subsequent events.  ASU 2010-09 is effective upon issuance.  We adopted ASU 2010-09 for reporting in the fourth quarter of 2009.  Adoption of ASU 2010-09 did not have a material impact on our Consolidated Financial Statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on our revolving credit facility, which bears variable interest based upon the greater of a rate of 4.0% or LIBOR plus 2.5%.  We had no borrowings outstanding under the revolving credit facility as of December 31, 2010.

Commodity Price Risk

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices. We did not incur losses due to counterparty non-performance.  We do not use financial derivatives for speculative purposes.

Fluctuations in copper commodity prices impacted the value of the financial derivative we held.  The financial derivative contract began settling monthly in January 2010 and concluded in December 2010.  The contract was for a total of 2,250,000 pounds of copper at $2.383 per pound. In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  Prior to locking in the settlement price, we would have been subject to gains which we would have recorded as a financial derivative asset if the forward copper commodity prices increased and losses which we would have recorded as a financial derivative liability if they decreased.  We were in an unrealized gain position on the financial derivative asset during 2009 and 2010.  We settled the derivative December 2010.

We used COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we settled.   We did not designate the financial derivative as a cash flow hedge.  We recorded changes in the financial derivative’s fair value in earnings based on mark-to-market accounting.  For the year ended December 31, 2010, we recorded approximately $14,000 to cost of sales from the unrealized gain on our financial derivative asset at fair value in the Consolidated Statements of Income.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2010 and 2009 due to the economic environment. We have included a three-year comparison to show fluctuations in raw materials costs.  Prices have decreased by approximately 34% for steel and increased by approximately 155% for aluminum and 211% for copper from December 31, 2008 to December 31, 2010.  During 2010, we entered into an aluminum contract for 2011 purchases that was slightly above the average index price as of December 31, 2010.  As market prices for aluminum have shown increases since January 1, 2011, our contract price more closely approximates market value in 2011.

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

In addition to the financial derivative instrument described above, we attempt to limit the impact of price fluctuations on these materials by entering into cancelable and noncancelable fixed price contracts with our major suppliers for periods of 6 - 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These contracts are not accounted for as financial derivative instruments since they meet the normal purchases and sales exemption.

We do not utilize financial derivative financial instruments to hedge our interest rate risk.  We occasionally use financial derivatives to economically hedge our commodity price risk.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included commencing at page 33.

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

AAON's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2010.

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

In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.

Date: March 10, 2011	/s/ Norman H. Asbjornson
Norman H. Asbjornson
Chief Executive Officer

/s/ Kathy I. Sheffield
Kathy I. Sheffield
Chief Financial Officer

(c)   Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

We have audited AAON, Inc. (a Nevada Corporation) and subsidiaries’, collectively, the “Company”, internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AAON, Inc. and subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 10, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 10, 2011

(d)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

Code of Ethics

We adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, as well as other employees and directors.  Our code of ethics can be found on our website at www.aaon.com. We will also provide any person without charge, upon request, a copy of such code of ethics.  Requests may be directed to AAON, Inc., 2425 South Yukon Avenue, Tulsa, Oklahoma 74107, attention Kathy I. Sheffield, or by calling (918) 382-6204.

Item 11.	Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions.

Transactions with Related Persons

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions.  Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors.  Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations.  We did not enter into any new related party transactions and have no preexisting related party transactions in 2010, 2009 or 2008.

Director Independence

The Board of Directors (“Board”) has adopted director independence standards that meet and/or exceed listing standards set by NASDAQ.  NASDAQ has set forth six applicable tests and requires that a director who fails any of the tests be deemed not independent.  In 2010, the Board affirmatively determined, considering the standards described more fully below, that Messrs. Short, Lackey, McElroy, Levine and Cappy are independent.  As a result of his position as our President, Mr. Asbjornson does not qualify as independent under the standards set forth below.  The Board has determined that Mr. Johnson should not be deemed independent, because he is a member of the law firm that serves as our General Counsel. In addition, each member of the Audit Committee and the Compensation Committee is independent.

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

Incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
See Index to Consolidated Financial Statements on page 32.

(b)	Exhibits:

	(3)	(A)	Articles of Incorporation (i)
		(A-1)	Article Amendments (ii)
		(B)	Bylaws (i)
		(B-1)	Amendments of Bylaws (iii)

	(4)	(A)	Third Restated Revolving Credit and Term Loan Agreement and related documents (iv)

		(A-1)	Sixth Amendment to Third Restated Revolving Credit and Term Loan Agreement (v)

		(B)	Rights Agreement dated February 19, 1999, as amended (vi)

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (vii)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (viii)

	(21)		List of Subsidiaries (ix)

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO
__________

	(i)		Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

(ii)
Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and to our Forms 8-K dated March 21, 1994, March 10, 1997, and March 17, 2000.

	(iii)		Incorporated herein by reference to our Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

	(iv)		Incorporated by reference to exhibit to our Form 8-K dated July 30, 2004.

	(v)		Incorporated herein by reference to exhibit to our Form 8-K dated August 3, 2010

	(vi)		Incorporated by reference to exhibits to our Forms 8-K dated February 25, 1999, and August 20, 2002, and Form 8-A Registration Statement No. 000-18953, as amended.

(vii)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 33-78520, as amended.

(viii)	Incorporated herein by reference to Appendix B to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders filed April 23, 2007.

(ix)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated: March 10, 2011	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 10, 2011	/s/ Norman H. Asbjornson
Norman H. Asbjornson President and Director (principal executive officer)

Dated: March 10, 2011	/s/ Kathy I. Sheffield
Kathy I. Sheffield Vice President and Treasurer (principal financial officer and principal accounting officer)

Dated: March 10, 2011	/s/ John B. Johnson, Jr.
John B. Johnson, Jr. Director

Dated: March 10, 2011	/s/ Jack E. Short
Jack E. Short Director

Dated: March 10, 2011	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated: March 10, 2011	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated: March 10, 2011	/s/ Jerry R. Levine
Jerry R. Levine Director

Dated: March 10, 2011	/s/ Joseph E. Cappy
Joseph E. Cappy Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada Corporation) and subsidiaries’ (collectively referred to as the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AAON, Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2011, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 10, 2011

AAON, Inc., and Subsidiaries
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(in thousands except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$2,393	$25,639
Certificates of deposit	1,503	-
Investments held to maturity at amortized cost	9,520	-
Accounts receivable, net	39,901	33,381
Note receivable, current	26	-
Inventories, net	33,602	28,788
Prepaid expenses and other	656	1,087
Financial derivative asset	-	2,200
Assets held for sale, net	-	1,522
Deferred tax assets	4,147	3,623
Total current assets	91,748	96,240
Property, plant and equipment:
Land	1,328	1,328
Buildings	45,482	41,697
Machinery and equipment	100,559	90,213
Furniture and fixtures	6,356	7,225
Total property, plant and equipment	153,725	140,463
Less: Accumulated depreciation	86,307	80,567
Property, plant and equipment, net	67,418	59,896
Note receivable, long-term	1,111	75
Total assets	$160,277	$156,211
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	-	76
Accounts payable	15,046	8,524
Dividends payable	-	3,100
Accrued liabilities	21,200	19,186
Total current liabilities	36,246	30,886
Deferred tax liabilities	7,292	7,326
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 7,500,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 75,000,000 shares authorized, 16,505,653 and 17,214,979 issued and outstanding at December 31, 2010 and 2009, respectively	68	71
Additional paid-in capital	-	644
Accumulated other comprehensive income, net of tax	-	1,077
Retained earnings	116,671	116,207
Total stockholders’ equity	116,739	117,999
Total liabilities and stockholders’ equity	$160,277	$156,211

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income

	Years Ending December 31,
	2010	2009	2008
	(in thousands, except per share data)

Net sales	$244,552	$245,282	$279,725

Cost of sales	189,364	177,737	212,549

Gross profit	55,188	67,545	67,176

Selling, general and administrative expenses	22,473	23,791	23,788

Income from operations	32,715	43,754	43,388

Interest expense	(45)	(9)	(71)

Interest income	258	71	27

Other income (expense), net	(235)	76	724

Income before income taxes	32,693	43,892	44,068

Income tax provision	10,799	16,171	15,479

Net income	$21,894	$27,721	$28,589

Earnings per share:
Basic	$1.30	$1.61	$1.63
Diluted	$1.30	$1.60	$1.60

Cash dividends declared per common share	$0.36	$0.36	$0.32

Weighted average shares outstanding:
Basic	16,799	17,187	17,560
Diluted	16,893	17,309	17,855

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
	(in thousands)

Balance at December 31, 2007	18,054 *	73 *	–	1,942	93,405	95,420
Comprehensive income:
Net income	–	–	–	–	28,589	28,589
Foreign currency translation adjustment	–	–	–	(1,164)	–	(1,164)
Total comprehensive income						27,425
Stock options exercised and restricted stock awards vested, including tax benefits	366	2	3,307	–	–	3,309
Share-based compensation	–	–	750	–	–	750
Stock repurchased and retired	(1,211)	(4)	(3,519)	–	(21,238)	(24,761)
Dividends	–	–	–	–	(5,621)	(5,621)
Balance at December 31, 2008	17,209	71	538	778	95,135	96,522
Comprehensive income:
Net income	–	–	–	–	27,721	27,721
Foreign currency translation adjustment	–	–	–	299	–	299
Total comprehensive income						28,020
Stock options exercised and restricted stock awards vested, including tax benefits	170	1	1,938	–	–	1,939
Share-based compensation	–	–	848	–	–	848
Stock repurchased and retired	(164)	(1)	(2,680)	–	(448)	(3,129)
Dividends	–	–	–	–	(6,201)	(6,201)
Balance at December 31, 2009	17,215	71	644	1,077	116,207	117,999
Comprehensive income:
Net income	–	–	–	–	21,894	21,894
Foreign currency translation adjustment	–	–	–	(1,077)	1,155	78
Total comprehensive income						21,972
Stock options exercised and restricted stock awards vested, including tax benefits	113	–	1,524	–	–	1,524
Share-based compensation	–	–	791	–	–	791
Stock repurchased and retired	(822)	(3)	(2,959)	–	(16,518)	(19,480)
Dividends	–	–	–	–	(6,067)	(6,067)
Balance at December 31, 2010	16,506	$68	$0	$0	$116,671	$116,739

* Reflects 3-for-2 stock split effective August 21, 2007

The accompanying notes are an integral part of these statements

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Operating Activities
Net income	$21,894	$27,721	$28,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,886	9,061	9,412
Amortization of bond premiums	379	-	-
Provision for losses on accounts receivable, net of adjustments	(117)	10	547
Provision for excess and obsolete inventories	-	410	-
Share-based compensation	791	848	750
Excess tax benefits from stock options exercised and restricted stock awards vested	(356)	(703)	(1,613)
(Gain) loss on disposition of assets	(73)	(59)	(27)
Unrealized gain on financial derivative asset	(14)	(2,200)	-
Deferred income taxes	(558)	3,531	160
Changes in assets and liabilities:
Accounts receivable	(6,403)	5,495	(905)
Inventories	(4,814)	7,243	(4,779)
Prepaid expenses and other	431	(660)	13
Financial derivative asset	2,214	-	-
Accounts payable	6,522	(6,334)	449
Accrued liabilities	2,370	842	851
Net cash provided by operating activities	32,152	45,205	33,447

Investing Activities
Proceeds from sale of property, plant and equipment	136	135	17
Investment in certificates of deposit	(2,745)	-	-
Maturities of certificates of deposit	1,242	-	-
Investments held to maturity	(12,018)	-	-
Maturities of investments	2,119	-	-
Proceeds from assets held for sale	460	-	-
Capital expenditures	(17,470)	(9,774)	(9,610)
Net cash used in investing activities	(28,276)	(9,639)	(9,593)

Financing Activities
Borrowings under revolving credit facility	20,839	9,972	46,865
Payments under revolving credit facility	(20,839)	(12,873)	(43,964)
Borrowings (payments) of long-term debt	(76)	(136)	(118)
Stock options exercised	1,168	1,236	1,696
Excess tax benefits from stock options exercised and restricted stock awards vested	356	703	1,613
Repurchase of stock	(19,480)	(3,129)	(24,761)
Cash dividends paid to stockholders	(9,168)	(5,874)	(5,791)
Net cash used in financing activities	(27,200)	(10,101)	(24,460)

Effects of exchange rate on cash	78	(95)	(4)
Net increase (decrease) in cash and cash equivalents	(23,246)	25,370	(610)
Cash and cash equivalents, beginning of year	25,639	269	879
Cash and cash equivalents, end of year	$2,393	$25,639	$269

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

1.  Business, Summary of Significant Accounting Policies and Other Financial Data

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987.  Our operating subsidiaries include AAON, Inc., an Oklahoma corporation and AAON Coil Products, Inc., a Texas corporation. The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries.  Unless the context otherwise requires, references in this Annual Report to “AAON,” the “Company”, “we,” “us,” “our” or “ours” refer to AAON, Inc., and our subsidiaries.

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

The Representatives do not provide us with a break-out of the amount of the total order price over the minimum sales price which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our Representatives was $51.4 million, $58.0 million and $55.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Concentrations

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets.  To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 5% of revenues in 2010.  No customer accounted for 10% of our sales during 2010, 2009 or 2008 or more than 5% of our accounts receivable balance at December 31, 2010, 2009 or 2008.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds with initial maturities of three months or less.

Certificates of Deposit

We have $1.5 million of current assets in certificates of deposit as of December 31, 2010 with various maturities of less than one year. The certificates of deposit bear interest ranging from 0.5% to 4.3% per annum.  We did not invest in any certificates of deposit in 2009 or 2008.

Investments Held to Maturity

Our investments held to maturity include $9.5 million of current assets in corporate notes and bonds with maturities of less than one year.  The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.  We did not invest in any investments held to maturity in 2009 or 2008.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity:

	Amortized Cost(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)

Current Assets:
Investments held to maturity	$9,520	$-	$-	$9,520
Total	$9,520	$-	$-	$9,520

(1) We evaluate for other-than-temporary impairments on a quarterly basis.

Accounts Receivable

We grant credit to our customers and perform ongoing credit evaluations.  We generally do not require collateral or charge interest.  We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions and the age of the receivable.  Accounts are considered past due when the balance has been outstanding for greater than ninety days.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  There are no concentrations of credit risk.

Accounts receivable and the related allowance for doubtful accounts are as follows:

	December 31,
	2010	2009
	(in thousands)

Accounts receivable	$40,501	$34,157
Less: Allowance for doubtful accounts	(600)	(776)
Total, net	$39,901	$33,381

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$776	$795	$407
Provision for losses on accounts receivable	617	629	674
Adjustments to provision	(734)	(630)	(127)
Accounts receivable written off, net of recoveries	(59)	(18)	(159)
Balance, end of period	$600	$776	$795

Note Receivable

In September 2010, we sold our Canadian facility (see Note 11, Canadian Facility) and assumed a note receivable from one borrower secured by the property.  The $1.1 million, fifteen-year note receivable is based on a 4.0% interest rate with a $0.6 million balloon payment due in October 2025.  The note calls for monthly combined interest and principal payments beginning in October 2010.  Interest payments are recognized in interest income.

We evaluate for impairment on a quarterly basis.  We determine the note receivable to be impaired if we are uncertain of the collectability of the note based on the contractual terms.  The loan is secured through right of return on the property.  The loan was current as of December 31, 2010.  The note receivable is not considered impaired and no impairment was recorded at December 31, 2010. There are no concentrations of credit risk.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Inventory balances at December 31, 2010 and 2009, and the related changes in the allowance for excess and obsolete inventories for the three years ended December 31, 2010, 2009 and 2008, are as follows:

	December 31,
	2010	2009
	(in thousands)

Raw materials	$28,560	$26,581
Work in process	3,334	1,835
Finished goods	2,058	1,132
	33,952	29,548
Less: Allowance for excess and obsolete inventories	(350)	(760)
Total, net	$33,602	$28,788

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Allowance for excess and obsolete inventories:
Balance, beginning of period	$760	$350	$350
Provision for excess and obsolete inventories	800	1,849	800
Adjustments to reserve	(800)	(1,439)	(800)
Inventories written off	(410)	-	-
Balance, end of period	$350	$760	$350

Financial derivative

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  We monitored our financial derivative and the credit worthiness of the financial institution.  We did not incur losses due to counterparty non-performance.  We do not use derivatives for speculative purposes.

The financial derivative contract began settling monthly in January 2010 and concluded in December 2010.  The contract was for a total of 2,250,000 pounds of copper at $2.383 per pound. In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  Prior to locking in the settlement price, we would have been subject to gains which we would have recorded as a financial derivative asset if the forward copper commodity prices increased and losses which we would have recorded as a financial derivative liability if they decreased.  We were in an unrealized gain position on the financial derivative asset during 2009 and 2010.

We settled the derivative at December 31, 2010 and recognized the following derivative assets at fair value in the Consolidated Balance Sheets for the year ended December 31, 2009:

Type of Contract	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives not designated as hedging instruments:
Commodity futures contract	Derivative assets	$2,200
Total Derivatives not designated as hedging instruments		$2,200

We used COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we settled.   We did not designate the financial derivative as a cash flow hedge.  We recorded changes in the financial derivative’s fair value in earnings based on mark-to-market accounting.  We recorded adjustments of $14,000 and $2.2 million ($1.4 million after tax) to cost of sales from the unrealized gain on derivative assets at fair value in the Consolidated Statements of Income for the years ended 2010 and 2009 respectively.

We recorded the following unrealized gain on our financial derivative asset in the Consolidated Statements of Income for the twelve months ended December 31, 2010 and 2009 respectively:

Type of Contract	Income Statement Location	Amount
		(in thousands)
Financial derivative not designated as hedging instruments:
Commodity futures contract	Cost of sales	$14
Total financial derivative not designated as hedging instruments		$14

Type of Contract	Income Statement Location	Amount
		(in thousands)
Derivatives not designated as hedging instruments:
Commodity futures contract	Cost of sales	$2,200
Total Derivatives not designated as hedging instruments		$2,200

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Maintenance and repairs, including replacement of minor items, are charged to expense as incurred; major additions to physical properties are capitalized.  Depreciation expense on property, plant and equipment is recorded primarily to cost of sales with an immaterial amount recorded to selling, general, and administrative expenses using the straight-line method over the following estimated useful lives:

Description	Years

Buildings	10-40
Machinery and equipment	3-15
Furniture and fixtures	2-5

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  When an indicator of impairment has occurred, management’s estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred.  If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  Management determined no impairment was required during 2010, 2009 or 2008.

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

In the normal course of business we expect to purchase 1.4 million pounds of aluminum in the form of legally binding commitments at $1.138 per pound or $1.6 million.

Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	2010	2009
	(in thousands)

Warranty	$7,300	$7,200
Due to Representatives1	9,668	7,975
Payroll	2,398	1,633
Workers’ compensation	855	591
Medical self-insurance	734	1,410
Employee benefits and other	245	377
Total	$21,200	$19,186

1Due to Representatives was previously described as Commissions. We will use the term Due to Representatives going forward to better represent the true nature of these items, which is the excess of the total order price over the minimum sales price, which includes both the Representatives’ fee and Third Party Products.

Warranties

A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.  Warranty expense was $4.5 million, $4.8 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Changes in the warranty accrual during the years ended December 31, 2010, 2008 and 2007 are as follows:

	2010	2009	2008
	(in thousands)

Balance, beginning of the year	$7,200	$6,589	$6,308
Payments made	(4,405)	(4,211)	(3,608)
Warranties issued	3,987	4,822	3,889
Adjustments related to changes in estimates	518	-	-
Balance, end of period	$7,300	$7,200	$6,589

In 2010, the provision for warranties was increased due to the introduction of the RQ product line and the implementation of extended warranty provisions for the RQ series.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended,
	2010	2009	2008
	(in thousands except share and per share data)
Numerator:
Net income	$21,894	$27,721	$28,589

Denominator:
Denominator for basic earnings per share – Weighted average shares	16,798,777	17,186,930	17,560,295
Effect of dilutive stock options	94,151	122,038	294,568
Denominator for diluted earnings per share – Weighted average shares	16,892,928	17,308,968	17,854,863

Earnings per share
Basic	$1.30	$1.61	$1.63
Diluted	$1.30	$1.60	$1.60

Anti-dilutive shares	81,000	226,950	308,250
Weighted average exercise price	$22.84	$15.64	$16.63

Advertising

Advertising costs are expensed as incurred.  Advertising expense was approximately $877,000, $761,000 and $635,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development

Research and development costs are expensed as incurred.  Research and development expense was $3.6 million, $3.1 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales.  Shipping charges that are billed to the customer are recorded in revenues.

Profit Sharing Bonus Plan

We maintain a discretionary profit sharing bonus plan under which 10% of pre-tax profit at each subsidiary is paid to eligible employees on a quarterly basis in order to reward employee productivity.  Eligible employees are regular full-time employees who are actively employed and working on the first day of the calendar quarter and remain continuously, actively employed and working on the last day of the quarter and who work at least 80% of the quarter. Profit sharing expense was $3.8 million, $4.8 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Defined Contribution Plan - 401(k)

We sponsor a defined contribution benefit plan (“the Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), effective July 2010, eligible employees were given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. Effective May 30, 2005, the Plan was amended to provide for automatic enrollment and provided for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter, unless the employee elects to decline the automatic increase and enrollment. Beginning with pay periods after May 30, 2005, the one year enrollment waiting period was waived.  Administrative expenses we paid for the plan were approximately $97,000, $81,000 and $93,000 for the years ended 2010, 2009 and 2008, respectively.

After January 1, 2007, our matching increased to 50% of the employee’s salary deferral up to the first 9% of compensation.  From January 1, 2006 to December 31, 2006, we matched 50% of the employee’s salary deferral up to the first 7% of compensation.  We contribute in the form of cash and direct the investment to shares of AAON stock.  Employees are 100% vested in salary deferral contributions and vest 20% per year at the end of years two through six of employment in employer matching contributions.  We made matching contributions of $1.7 million, $1.2 million and $1.4 million in 2010, 2009 and 2008, respectively.

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

Financial Derivative Fair Value Measurements

Our financial derivative asset consisted of a forward purchase contract that was measured at fair value using the quoted prices in the COMEX commodity markets which is the lowest level of input significant to measurement.  The measurement is based on pricing for instruments similar but not identical to the contract we settled.  These prices were based upon regularly traded commodities on COMEX. The financial derivative contract began settling monthly in January 2010 and ending in December 2010.  The contract was for a total of 2,250,000 pounds of copper at $2.383 per pound.  We locked in the settlement price of $3.3975 per pound.  We settled the derivative in December 2010.

We used COMEX index pricing to support our fair value calculation, which is a Level 2 input per the valuation hierarchy as the pricing is for instruments similar but not identical to the contract we settled.   We did not designate the financial derivative as a cash flow hedge.  We recorded changes in the financial derivative’s fair value in earnings based on mark-to-market accounting.  For the year ended December 31, 2010, we recorded approximately $14,000 to cost of sales from the unrealized gain on our financial derivative asset at fair value in the Consolidated Statements of Income.

The following table presents the fair value of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 in the Consolidated Balance Sheets:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Assets:
Derivative assets	$-	$2,200	$-	$2,200

Subsequent Events

In February 2011, a severe snowstorm in the Tulsa area caused property damage to a roof over a portion of our manufacturing facility at 2425 South Yukon Ave.  The company does not expect the repair of the property damage or the temporary interruption in our manufacturing processes to have a material impact on our Consolidated Financial Statements.

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reason for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  ASU 2010-06 also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of ASU 2010-06 did not have a material impact on our Consolidated Financial Statements.

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

2.  Supplemental Cash Flow Information

Interest payments of approximately $45,000, $9,000 and $71,000 were made during the years ended December 31, 2010, 2009 and 2008, respectively.  Payments for income taxes of $7.8 million, $10.0 million and $12.7 million were made during the years ended December 31, 2010, 2009 and 2008, respectively. We sold the $1.5 million asset held for sale and recorded a $1.1 million note receivable in September 2010.  As of December 31, 2010, we have received $0.4 million in cash payments related to the sale.  Cash dividends of $9.2 million were paid in 2010.  Cash dividends $5.9 million were paid in 2009, and we accrued a liability for payment of $3.1 million of dividends in January 2010.  Cash dividends of $5.8 million were paid in 2008, and $2.8 million in dividends were declared and accrued as a liability in December 2008 for payment in January 2009.

3.   Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  Borrowings available under the revolving credit facility at December 31, 2010, were $14.3 million.  Interest on borrowings is payable monthly at the greater of 4.0% or LIBOR plus 2.5% (4.0% at December 31, 2010).  No fees are associated with the unused portion of the committed amount.  We had no borrowings outstanding under the revolving credit facility at December 31, 2010.  We had no borrowings outstanding under the revolving credit facility at December 31, 2009.  We had $2.9 million outstanding under the revolving credit facility at December 31, 2008.

At December 31, 2010, 2009 and 2008, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At December 31, 2010 our tangible net worth was $117.0 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 3 which meets the requirement of not being above 2 to 1.  Our working capital was $55.5 million which meets the requirement of being at or above $30.0 million.  On July 30, 2010, we renewed the line of credit with a maturity date of July 30, 2011 with terms substantially the same as the previous agreement.  Subsequently, as a requirement of our workers compensation insurance, our standby letter of credit was extended with an increase of $1.5 million to $2.4 million and will expire December 31, 2011.  We expect to renew our revolving credit agreement in July 2011.  We do not anticipate that the current situation in the credit market will impact our renewal.

4.  Debt

Short-term debt at December 31, 2010 and 2009 consisted of notes payable totaling approximately $0 and $76,000 due in 2011 and 2010, respectively.  In 2010 and 2009, respectively, the notes payable were due in monthly installments of $7,588, with an interest rate of 4.148%, related to a computer capital lease.

5.  Income Taxes

We follow the provisions of FASC Topic 740, Income Taxes, including the liability method of accounting for income taxes, which provides that deferred tax liabilities and assets are based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The income tax provision consists of the following:

	Years Ending December 31,
	2010	2009	2008
	(in thousands)

Current	$10,241	$19,529	$16,163
Deferred	558	(3,358)	(684)
	$10,799	$16,171	$15,479

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ending December 31,
	2010	2009	2008

Federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	4%	4%	3%
Other	(6%)	(2%)	(3%)
	33%	37%	35%

The “Other” tax rate primarily relates to the domestic production activity credit, certain domestic credits and a change in rate applied to deferred taxes.

The tax effect of temporary differences giving rise to our deferred income taxes at December 31 is as follows:

	December 31,
	2010	2009	2008
	(in thousands)
Net current deferred assets and (liabilities) relating to:
Valuation reserves	$342	$572	$446
Warranty accrual	2,385	2,544	2,567
Other accruals	1,311	1,297	1,262
Other, net	109	(790)	(40)
	$4,147	$3,623	$4,235
Net long-term deferred (assets) and liabilities relating to:
Depreciation and amortization	$7,796	$7,820	$7,247
NOL	-	-	(2,265)
Share-based compensation	(504)	(494)	(400)
	$7,292	$7,326	$4,582

The total net operating loss (“NOL”) deferred tax asset related to AAON Canada was utilized in 2009.  We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

There are no unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2010.  Therefore, there are no related accruals for interest and penalties related to unrecognized tax benefits at December 31, 2010.

As of December 31, 2010, we are subject to U.S. Federal income tax examinations for the tax years 2007 through 2010, and to non-U.S. income tax examinations for the tax years of 2007 through 2010.  In addition, we are subject to state and local income tax examinations for the tax years 2006 through 2010.

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

We recognized approximately $446,000, $484,000 and $400,000 at December 31, 2010, 2009 and 2008, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income.  The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2010 is $1.1 million and is expected to be recognized over a weighted-average period of 2.3 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2010, 2009 and 2008:

Directors and Officers:	2010	2009	2008
Expected dividend yield	1.53%	1.87%	1.72%
Expected volatility	45.37%	47.47%	45.16%
Risk-free interest rate	2.63%	2.53%	3.08%
Expected life	7 years	7 years	7 years
Forfeiture rate	0%	0%	0%

Employees:
Expected dividend yield	1.53%	1.87%	1.72%
Expected volatility	45.29%	46.94%	44.47%
Risk-free interest rate	2.44%	2.62%	3.05%
Expected life	8 years	8 years	8 years
Forfeiture rate	31%	31%	31%

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

The following is a summary of stock options outstanding as of December 31, 2010:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2010	Weighted Average Exercise Price

9.68 – 10.82	68,900	3.18	$10.24	$17.97	68,900	$10.24
11.29 – 15.99	172,800	6.61	14.59	13.62	92,200	13.93
16.13 – 20.68	118,800	6.92	18.47	9.74	50,800	18.18
21.42 – 27.45	59,000	9.41	23.66	4.55	1,000	21.42
Total	419,500	6.53	$16.25	$14.42	212,900	$13.79

A summary of option activity under the plan is as follows:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2007	928,933	9.47
Granted	50,000	16.64
Exercised	(348,075)	4.87
Forfeited or Expired	(51,282)	15.76
Outstanding at December 31, 2008	579,576	12.29
Granted	93,000	15.92
Exercised	(164,013)	7.53
Forfeited or Expired	(48,050)	17.00
Outstanding at December 31, 2009	460,513	14.22
Granted	81,000	22.70
Exercised	(99,613)	11.73
Forfeited or Expired	(22,400)	18.02
Outstanding at December 31, 2010	419,500	16.25	6.53	$5,017
Exercisable at December 31, 2010	212,900	$13.79	4.89	$3,071

The weighted average grant date fair value of options granted during 2010 and 2009 was $9.86 and $6.87, respectively.  The total intrinsic value of options exercised during December 31, 2010, 2009 and 2008 was $2.4 million, $3.3 million and $6.4 million, respectively.  The cash received from options exercised during December 31, 2010, 2009 and 2008 was $1.2 million, $1.2 million and $1.7 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the status of the unvested stock options is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2010	216,200	$6.77
Granted	81,000	9.86
Vested	(74,500)	6.41
Forfeited	(16,100)	7.39
Unvested at December 31, 2010	206,600	$8.06

The total grant date fair value of options vested during December 31, 2010 and 2009 was $0.5 million and $0.5 million, respectively.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  The weighted average grant date fair value of restricted stock awards granted during 2010 and 2009 was $22.24 and $19.72 per share, respectively. We recognized approximately $344,000, $364,000 and $350,000 at December 31, 2010, 2009 and 2008, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of December 31, 2010, unrecognized compensation cost related to unvested restricted stock awards was approximately $431,000 which is expected to be recognized over a weighted average period of 1.6 years.

A summary of the unvested restricted stock awards is as follows:
Shares

Unvested at January 1, 2010	33,250
Granted	14,850
Vested	(19,000)
Forfeited	(1,050)
Unvested at December 31, 2010	28,050

FASC Topic 718, Compensation – Stock Compensation requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs be classified as financing cash flows.  During December 31, 2010, 2009 and 2008, the excess tax benefits of stock options exercised and restricted stock awards vested was $0.4 million, $0.7 million and $1.6 million respectively.

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

8.  Stock Repurchase

On November 6, 2007, we began a stock buyback program, targeting repurchases of up to approximately 10% (1.8 million shares) of our outstanding stock from time to time in open market transactions.  On May 12, 2010, we completed the stock buyback program.  Through May 12, 2010, we repurchased a total of 1,800,000 shares under this program for an aggregate price of $36,061,425, or an average price of $20.03 per share.  We purchased the shares at current market prices.

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 850,000 shares) of our outstanding stock from time to time in open market transactions.  Through December 31, 2010, we repurchased a total of 478,493 shares under this program for an aggregate price of $11,509,433, or an average price of $24.05 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through December 31, 2010, we repurchased 993,155 shares for an aggregate price of $18,042,789, or an average price of $18.17 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through December 31, 2010, we repurchased 379,750 shares for an aggregate price of $7,894,792, or an average price of $20.79 per share.  We purchased the shares at current market prices.

9. Dividends

On February 14, 2006, the Board of Directors voted to initiate a semi-annual cash dividend.  We initially paid semi-annual dividends of $0.20 per share.  The Board of Directors approved dividend payments of $0.16 per share related to the 3 for 2 stock split effective August 21, 2007.  The Board of Directors approved future dividend payments of $0.18 per share on May 19, 2009.  Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Cash dividends of $9.2 million were paid in 2010.  Cash dividends of $5.9 million were paid in 2009, and we accrued a liability for payment of $3.1 million of dividends in January 2010.  Cash dividends of $5.8 million were paid in 2008, and $2.8 million in dividends were declared and accrued as a liability in December 2008 for payment in January 2009.

10.  Commitments and Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

11.  Canadian Facility

On May 18, 2009 we announced the closure of our Canadian facility and filed a form 8-K to that effect. At the same time, we notified the 47 Canadian employees of the expected closure date.  The actual closure date was at the end of September 2009.  We accrued and charged to expense $0.3 million through December 31, 2009, in closure costs related to employee termination benefits in accordance with Canadian labor laws and regulations.  We incurred employee termination costs as well as costs to dispose of inventory.  We accrued and charged to expense $0.4 million as an adjustment to our inventory reserve in second quarter 2009 to account for inventory items we did not transfer to our other locations.  The following closure costs were included in income from continuing operations in the income statement and paid as of December 31, 2009:

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

In September 2010, we sold the building and land.  The sale price was $1.5 million which was equivalent to the carrying value of the assets held for sale on our Consolidated Balance Sheets. We assumed a note receivable from one borrower secured by the property.  The $1.1 million, fifteen-year note receivable is based on a 4.0% interest rate with a $0.6 million balloon payment due in October 2025.  The note calls for monthly combined interest and principal payments beginning in October 2010.  Interest payments are recognized in interest income.  The products previously manufactured at the Canadian facility will be produced by the Tulsa, Oklahoma and Longview, Texas facilities in the future.

12.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2010 and 2009:

	Quarter Ended
	March 31	June 30	September 30		December 31
	(in thousands, except per share data)
2010
Net sales	$49,309	$64,531	$64,886		$65,826
Gross profit	12,994	15,506	12,497		14,191
Net income	5,118	5,821	5,173		5,782
Earnings per share:
Basic	0.30	0.34	0.31		0.35
Diluted	0.30	0.34	0.31		0.35

	Quarter Ended
	March 31	June 30	September 30		December 31
	(in thousands, except per share data)
2009
Net sales	$63,965	$68,597	$58,492		$54,228
Gross profit	16,934	18,104	17,728	*	14,779	*
Net income	6,728	7,097	7,741	*	6,155	*
Earnings per share:
Basic	0.39	0.41	0.45	*	0.36	*
Diluted	0.39	0.41	0.45	*	0.36	*

*Includes the impact of the unrealized gain from the derivative.