Form 10-Q
period 2011-03-31
AAON INC
filed 2011-05-05
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes   [X]       No   [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   [X]       No   [_]       Not Applicable   [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [_]       No   [X]

As of April 26, 2011 registrant had outstanding a total of 16,476,400 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AAON, Inc., and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31, 2011	December 31, 2010
Assets	(in thousands except share and per share data)
Current assets:
Cash and cash equivalents	$5,553	$2,393
Certificates of deposit	676	1,503
Investments held to maturity at amortized cost	5,249	9,520
Accounts receivable, net	38,582	39,901
Note receivable	26	26
Inventories, net	39,159	33,602
Prepaid expenses and other	603	656
Deferred tax assets	4,287	4,147
Total current assets	94,135	91,748

Property, plant and equipment:
Land	1,340	1,328
Buildings	46,798	45,482
Machinery and equipment	108,708	100,559
Furniture and fixtures	6,850	6,356
Total property, plant and equipment	163,696	153,725
Less: Accumulated depreciation	88,753	86,307
Property, plant and equipment, net	74,943	67,418

Note receivable, long-term	1,165	1,111
Total assets	$170,243	$160,277

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$7,639	$-
Accounts payable	13,683	13,017
Accrued liabilities	21,774	23,229
Total current liabilities	43,096	36,246

Deferred tax liabilities	7,257	7,292
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 7,500,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 75,000,000 shares authorized, 16,483,876 and 16,505,653 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	68	68
Retained earnings	119,822	116,671
Total stockholders’ equity	119,890	116,739
Total liabilities and stockholders’ equity	$170,243	$160,277

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands except per share amounts)

Net sales	$59,913	$49,309

Cost of sales	48,275	36,315

Gross profit	11,638	12,994

Selling, general and administrative expenses	5,543	4,828

Income from operations	6,095	8,166

Interest expense	(10)	-

Interest income	34	6

Other expense, net	(503)	(60)

Income before income taxes	5,616	8,112

Income tax provision	1,966	2,994

Net income	$3,650	$5,118

Earnings per share:
Basic	$0.22	$0.30
Diluted	$0.22	$0.30

Cash dividends declared per common share:	$0.00	$0.00

Weighted average shares outstanding:
Basic	16,496	17,186
Diluted	16,626	17,271

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)

Balance at December 31, 2010	16,506	$68	$–	$116,671	$116,739
Net income	–	–	–	3,650	3,650
Stock options exercised and restricted stock awards vested, including tax benefits	3	–	69		69
Share-based compensation	–	–	175	–	175
Stock repurchased and retired	(25)	–	(244)	(499)	(743)
Balance at March 31, 2011	16,484	$68	$–	$119,822	$119,890

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(in thousands)
Operating Activities
Net income	$3,650	$5,118

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,703	2,405
Amortization of bond premiums	90	-
Provision for losses on accounts receivable, net of adjustments	(10)	(96)
Share-based compensation	175	209
Excess tax benefits from stock options exercised
and restricted stock awards vested	(10)	(16)
Loss on disposition of assets	6	-
Other, effect of foreign currency (gain)loss	(60)	-
Deferred income taxes	(175)	(919)
Changes in assets and liabilities:
Accounts receivable	1,329	2,981
Inventories	(5,557)	(1,798)
Prepaid expenses and other	53	507
Financial derivative assets	-	526
Accounts payable	666	985
Accrued liabilities	(1,445)	2,882
Net cash provided by operating activities	1,415	12,784

Investing Activities
Proceeds from sale of property, plant and equipment	35	-
Investment in certificates of deposit	-	(2,744)
Maturities of certificates of deposit	827	240
Investments held to maturity	-	(12,118)
Maturities of investments	4,181	300
Capital expenditures	(10,270)	(3,529)
Proceeds from note receivable	7	-
Net cash used in investing activities	(5,220)	(17,851)

Financing Activities
Borrowings under revolving credit facility	12,643	-
Payments under revolving credit facility	(5,004)	-
Payments of long-term debt	-	(23)
Stock options exercised	59	128
Excess tax benefits from stock options exercised
and restricted stock awards vested	10	16
Repurchases of stock	(743)	(2,001)
Cash dividends paid to stockholders	-	(3,100)
Net cash provided by (used) in financing activities	6,965	(4,980)
Effect of exchange rate on cash	-	(2)
Net increase (decrease) in cash and cash equivalents	3,160	(10,049)
Cash and cash equivalents, beginning of year	2,393	25,639
Cash and cash equivalents, end of period	$5,553	$15,590

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2011
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

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2010, filed with the SEC.  In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented.  Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Representatives do not provide us with a break-out of the amount of the total order price over the minimum sales price which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our Representatives was $11.8 million and $10.6 million for the three months ending March 31, 2011 and 2010, respectively.

Investments

We made investments with a large firm which includes cash equivalents and money market accounts, certificates of deposit and corporate notes and bonds.  We record the amortized cost basis and accrued interest on the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premiums on the corporate notes and bonds to interest income in the Consolidated Statements of Income.

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 financial statement presentation. Such reclassifications have no effect on net income.

Subsequent Events

On May 4, 2011, the Company's Board of Directors approved a three-for-two stock split of the Company's outstanding stock for shareholders of record as of May 27, 2011. The stock split will be treated as a 50% stock dividend with an effective date of June 13, 2011.

2.  Certificates of Deposit

We invested $0.7 million of current assets in certificates of deposits as of March 31, 2011 with various maturities of one year or less.  We invested $1.5 million of current assets in certificates of deposit as of December 31, 2010 with various maturities of one year or less. The certificates of deposit bear interest ranging from 0.5% to 4.3% per annum.

3.  Investments Held to Maturity

Our investments held to maturity at March 31, 2011 include $5.2 million of current assets in corporate notes and bonds with maturities of one year or less.  Our investments held to maturity at December 31, 2010 were comprised of $9.5 million of current assets in corporate notes and bonds with maturities of one year or less.The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity:

	Amortized Cost(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)

Current Assets:
Investments held to maturity	$5,249	$3	$-	$5,252
Total	$5,249	$3	$-	$5,252

 (1) We evaluate for other-than-temporary impairments on a quarterly basis.

4.  Accounts Receivable

We grant credit to our customers and perform ongoing credit evaluations.  We generally do not require collateral or charge interest.  We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions and the age of the receivables.  Accounts are considered past due when the balance has been outstanding for greater than ninety days.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  There are no concentrations of credit risk.

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)

Accounts receivable	$39,172	$40,501
Less: Allowance for doubtful accounts	(590)	(600)
Total, net	$38,582	$39,901

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$600	$776
Provision for losses on accounts receivable	152	125
Adjustments to provision	(162)	(221)
Accounts receivable written off, net of recoveries	-	-
Balance, end of period	$590	$680

5.  Note Receivable

In September 2010, we sold our Canadian facility and assumed a note receivable from one borrower secured by the property.  The $1.1 million, fifteen-year note receivable is based on a 4.0% interest rate with a $0.6 million balloon payment due in October 2025.  The note calls for monthly combined interest and principal payments beginning in October 2010.  Interest payments are recognized in interest income.

We evaluate for impairment on a quarterly basis.  We determine the note receivable to be impaired if we are uncertain of the collectability of the note based on the contractual terms.  The loan was current as of March 31, 2011. The note receivable is not considered impaired and no impairment was recorded at March 31, 2011. There are no concentrations of credit risk or collectability issues related to the note receivable.

6.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Inventory balances are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)

Raw materials	$32,861	$28,560
Work in process	3,092	3,334
Finished goods	3,511	2,058
	39,464	33,952
Less: Allowance for excess and obsolete inventories	(305)	(350)
Total, net	$39,159	$33,602

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Allowance for excess and obsolete inventories:
Balance, beginning of period	$350	$760
Provision for excess and obsolete inventories	205	200
Adjustments to reserve	(250)	(200)
Inventories written off	-	(410)
Balance, end of period	$305	$350

7.  Financial Derivatives

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  We monitored our financial derivative and the credit worthiness of the financial institution.  We did not incur losses due to counterparty non-performance.  We do not use derivatives for speculative purposes.

The financial derivative contract began settling monthly in January 2010 and concluded in December 2010.  We were in an unrealized gain position on the financial derivative asset during 2010.  The contract was for a total of 2,250,000 pounds of copper at $2.383 per pound.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  Prior to locking in the settlement price, we would have been subject to gains which we would have recorded as a financial derivative asset if the forward copper commodity prices increased and losses which we would have recorded as a financial derivative liability if they decreased.

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

8.  Accrued Liabilities

Accrued liabilities are as follows:
	March 31, 2011	December 31, 2010
	(in thousands)

Warranties	$7,450	$7,300
Due to Representatives1	7,940	9,668
Payroll	1,851	2,398
Workers’ compensation	872	855
Medical self-insurance	1,062	734
Employee benefits and other	2,599	2,274
Total	$21,774	$23,229

1Due to Representatives was previously described as Commissions. We will use the term Due to Representatives going forward to better represent the true nature of these items, which is the excess of the total order price over the minimum sales price, which includes both the Representatives’ fee and Third Party Products.

9.  Supplemental Cash Flow Information

Interest payments of approximately $10,000 were made for the three months ended March 31, 2011. Interest payments were not made for the three months ended March 31, 2010.  Payments for income taxes of $2.2 million and $0.5 million were made during the three months ended March 31, 2011 and March 31, 2010 respectively.  Dividends payable of $3.1 million were accrued as of December 31, 2009 and paid in January 2010.  Dividends declared in December 2010 were also paid in December 2010.

10.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $2.4 million.  Borrowings available under the revolving credit facility at March 31, 2011, were $5.2 million.  Interest on borrowings is payable monthly at the greater of 4.0% or LIBOR plus 2.5% (4.0% at March 31, 2011).  No fees are associated with the unused portion of the committed amount. We had a $7.6 million outstanding balance under the revolving credit facility at March 31, 2011.  We had no borrowings outstanding under the revolving credit facility at December 31, 2010.

At March 31, 2011, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At March 31, 2011 our tangible net worth was $119.9 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 2.5 which meets the requirement of not being above 2 to 1.  Our working capital was $51.0 million which meets the requirement of being at or above $30.0 million.  On July 30, 2010, we renewed the line of credit with a maturity date of July 30, 2011 with terms substantially the same as the previous agreement.  Subsequently, as a requirement of our workers compensation insurance, our standby letter of credit was extended with an increase of $1.5 million to $2.4 million and will expire December 31, 2011.  We expect to renew our revolving credit agreement in July 2011.  We do not anticipate that the current situation in the credit market will impact our renewal.

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

We recognized approximately $105,000 and $113,000 for the three months ended March 31, 2011 and 2010, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income.  The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2011 is $1.0 million and is expected to be recognized over a weighted average period of 2.3 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options:

	Three Months Ended
	March 31, 2011	March 31, 2010

Directors and Officers:
Expected dividend yield	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected life	N/A	N/A
Forfeiture rate	N/A	N/A
Employees:
Expected dividend yield	N/A	1.72%
Expected volatility	N/A	45.95%
Risk-free interest rate	N/A	3.14%
Expected life	N/A	8.0 years
Forfeiture rate	N/A	31%

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

A summary of stock options outstanding is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at March 31, 2011	Weighted Average Exercise Price

9.68 – 10.82	68,900	2.94	$10.24	$22.66	68,900	$10.24
11.29 – 15.99	170,800	6.35	14.58	18.32	105,400	14.10
16.13 – 20.68	117,400	6.65	18.44	14.46	59,600	18.08
21.42 – 27.45	59,000	9.17	23.66	9.24	1,000	21.42
Total	416,100	6.27	$16.24	$18.89	234,900	$14.01

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	419,500	$16.25
Granted	-	-
Exercised	(3,400)	17.47
Forfeited or Expired	-	-
Outstanding at March 31, 2011	416,100	16.24	6.27	$6,932
Exercisable at March 31, 2011	234,900	$14.01	4.90	$4,438

No options were granted for the three months ended March 31, 2011.  The weighted average grant date fair value of options granted during the three months ended March 31, 2010 was $8.97. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was approximately $105,000 and $204,000, respectively.  The cash received from options exercised during the three months ended March 31, 2011 and 2010, was approximately $59,000 and $128,000, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2011	206,600	$8.06
Granted	-	-
Vested	(25,400)	6.88
Forfeited	-	-
Unvested at March 31, 2011	181,200	$8.23

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

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  We recognized approximately $70,000 and $96,000 for the three months ended March 31, 2011 and 2010, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of March 31, 2011, unrecognized compensation cost related to unvested restricted stock awards was approximately $0.4 million which is expected to be recognized over a weighted average period of 1.5 years.

A summary of the unvested restricted stock awards is as follows:
Shares

Unvested at January 1, 2011	28,050
Granted	-
Vested	-
Forfeited	-
Unvested at March 31, 2011	28,050

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

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands, except share and per share data)
Numerator:

Net income	$3,650	$5,118

Denominator:
Denominator for basic earnings per share – Weighted average shares	16,496,079	17,186,165
Effect of dilutive employee stock options and restricted stock awards	129,773	85,049
Denominator for diluted earnings per share – Weighted average shares	16,625,852	17,271,214
Earnings per share:
Basic	$0.22	$0.30
Diluted	$0.22	$0.30

Anti-dilutive shares	59,600	120,100
Weighted average exercise price	$23.56	$15.73

13.  Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions and account for income taxes in accordance with FASC Topic 740, Income Taxes.  As of March 31, 2011, we do not have any unrecognized tax benefits that if recognized would affect the effective tax rate.  We do not expect to record any unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At March 31, 2011, we did not have any accruals for the potential payment of interest or penalties.

As of March 31, 2011, we are subject to U.S. Federal income tax examinations for the tax years 2007 through 2009, and to non-U.S. income tax examinations for the tax years of 2007 through 2009.  In addition, we are subject to state and local income tax examinations for the tax years 2006 through 2009.

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

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 850,000 shares) of our outstanding stock from time to time in open market transactions.  Through March 31, 2011, we repurchased a total of 478,493 shares under this program for an aggregate price of $11,509,433, or an average price of $24.05 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through March 31, 2011, we repurchased 1,018,332 shares for an aggregate price of $18,785,717, or an average price of $18.45 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through March 31, 2011, we repurchased 379,750 shares for an aggregate price of $7,894,792, or an average price of $20.79 per share.  We purchased the shares at current market prices.

15.  Commitments and Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations from our fixed price contracts.  These contracts are not accounted for as derivative instruments because they meet the normal purchases and sales exemption.  In the normal course of business we expect to purchase 1.1 million pounds of aluminum at a price of $1.138 per pound or $1.2 million during the remainder of 2011.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada.  Foreign sales were approximately 7% of our 2011 first quarter to date sales.

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

The raw materials market was volatile during 2011 and 2010 due to the economic environment.   Prices increased by approximately 5% for steel, 61% for aluminum and 28% for copper from March 31, 2010 to March 31, 2011.  During 2010, we entered into an aluminum contract for 2011 purchases.  The contract price was below the average index price as of March 31, 2011.

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

Set forth below is unaudited income statement information for the periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011		March 31, 2010
	(in thousands)

Net sales	$59,913	100%	$49,309	100%

Cost of sales	48,275	80.6%	36,315	73.6%

Gross profit	11,638	19.4%	12,994	26.4%

Selling, general and administrative expenses	5,543	9.3%	4,828	9.8%

Income from operations	6,095	10.1%	8,166	16.6%

Interest expense	(10)	0.0%	-	0.0%
Interest income	34	0.1%	6	0.0%
Other income (expense), net	(503)	(0.8)%	(60)	(0.1)%

Income before income taxes	5,616	9.4%	8,112	16.5%
Income tax provision	1,966	3.3%	2,994	6.1%

Net income	$3,650	6.1%	$5,118	10.4%

Results of Operations

Key events impacting our cash balance, financial condition, and results of operations for the three months ended March 31, 2011, include the following:

•
A severe snowstorm in February caused extensive damage to the roof over the west manufacturing production area at our Tulsa facility affecting three production lines which resulted in eight and one-half days of lost production.  Repair costs to the facility are covered by an insurance policy with a $0.5 million deductible that was recorded in other expense in the first quarter of 2011.  The lost production resulted in increased labor costs and labor inefficiencies which increased our cost of sales in the first quarter of 2011.  The uninsured amount of damage to equipment is yet to be determined.

•	We have again taken a leading position in energy savings with the introduction of the direct drive blower which has eliminated the traditional V-belt drive, thus saving energy and maintenance problems associated with the V-belt drives. This has been made possible by advances in electronic motor control by use of variable frequency drive on larger motors and electrically commutated motors on smaller horsepowers. All of this is being further enhanced by requirements on buildings through ASHRAE (American Society of Heating, Refrigerating and Air-Conditioning Engineers) Standard 189-1 which requires one of these concepts on high efficiency buildings at the present time and will be required by ASHRAE Standard 90-1 on January 2012. We also utilize a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels. All of these innovations increase the demand for our products thus increasing market share.
•	We released new products and set up new manufacturing lines in the new Tulsa building addition in 2010.
•	We attempt to moderate the volatility of certain commodity costs by utilizing purchase agreements and pricing strategies which affect our gross margins.
•
In February 2006, our Board of Directors initiated a program of semi-annual cash dividend payments.  Cash payments of $9.2 million were made in 2010.  Dividends payable of $3.1 million were declared in December 2009 and paid in January 2010. Dividends payable of $3.1 million were declared in June 2010 and paid in July 2010.  Dividends payable of $3.0 million were declared and paid in December 2010.

•
Stock repurchases resulted in cash payments of $0.7 million.  This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program of $0.06 million.

•
We have a strong liquidity position at March 31, 2011 with cash on hand of approximately $5.6 million, $0.1 million in certificates of deposit and $5.2 million of current assets in corporate notes and bonds. In view of the current economic environment, our goal remains to maintain a healthy financial condition.

•
Purchases of equipment and renovations to manufacturing facilities remained a priority. Our capital expenditures were $10.3 million.  Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production.  We currently estimate dedicating $28 million to $30 million to capital expenditures in 2011 for continued growth.

Net Sales

Net sales increased $10.6 million or 22% to $59.9 million from $49.3 million for the three months ended March 31, 2011 and 2010, respectively.  The increase in net sales was a result of the favorable reception to our new products, a highly successful trade show on January 30, 2011 and increased market share despite eight and one-half days of lost production due to an unprecedented severe snowstorm in February which damaged the roof and several production lines at the Tulsa facility.

Gross Profit

Gross profit decreased $1.4 million or 11% to $11.6 million from $13.0 million for the three months ended March 31, 2011 and 2010, respectively.  As a percentage of sales, gross margins were 19.4% compared to 26.4% for the three months ended March 31, 2011 and 2010, respectively. The decrease was caused by a number of factors including increased labor costs and labor inefficiencies associated with the severe snow damage at our Tulsa production facility that affected three production lines, caused eight and one-half days of lost production and adversely affected productivity due to the inability to properly heat the facilities for the remainder of the quarter.  The decrease is also attributable to escalating raw material costs that we were unable to pass on to our customers and an increase in manufacturing supplies related to increased sales.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in our products.  The suppliers of these components are significantly affected by the raw material costs of steel, copper and aluminum used in their products.  The
raw materials market was volatile during 2011 and 2010 due to the economic environment.   Prices increased by approximately 5% for steel, 61% for aluminum and 28% for copper from March 31, 2010 to March 31, 2011.  These price increases impacted our gross margins and may impact margins in future periods.

We entered into a financial derivative instrument in the third quarter of 2009 with a large financial institution to mitigate our exposure to volatility in copper prices.  We monitored our financial derivative and the credit worthiness of the financial institution.  We did not incur losses due to counterparty non-performance.  The financial derivative contract began settling monthly in January 2010 and concluded in December 2010.  The contract was for a total of 2,250,000 pounds of copper at $2.383 per pound.  In March 2010, we locked in the settlement price of $3.3975 per pound for the remainder of 2010.  We were in an unrealized gain position on the financial derivative asset during 2010.

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

Selling, General and Administrative Expenses

SG&A expenses increased $0.7 million or 15% to $5.5 million from $4.8 million for the three months ended March 31, 2011 and 2010, respectively.  The increase was primarily due to an increase in selling expenses related to a specific trade show and warranty expense related to an increase in sales offset by a decrease in profit sharing which corresponds with lower net income.

Other Income (Expense)

Other expense was $0.5 million and $0.06 million for the three months ended March 31, 2011 and 2010, respectively.  The increase is primarily due to repair expenses related to the damage to the west manufacturing roof at our Tulsa facility caused by a severe snowstorm in February 2011. The amount of the expenses recorded meets our insurance deductible requirement of $0.5 million.

Analysis of Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and occasionally, based on current liquidity at the time, the revolving bank line of credit.

General

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $2.4 million.  The letter of credit is a requirement of our workers compensation insurance and will expire December 31, 2011.  Interest on borrowings is payable monthly at the greater of 4% or LIBOR plus 2.5% (4.0% at March 31, 2011).  No fees are associated with the unused portion of the committed amount.

We had a $7.6 million outstanding balance under the revolving credit facility at March 31, 2011.   We did not have an outstanding balance under the revolving credit facility at December 31, 2010.  Borrowings available under the revolving credit facility at March 31, 2011 were $5.2 million.  At March 31, 2011, we were in compliance with our financial ratio covenants.  The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At March 31, 2011 our tangible net worth was $119.9 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 1 to 2.5 which meets the requirement of not being above 2 to 1.  Our working capital was $51.0 million which meets the requirement of being at or above $30.0 million.  On July 30, 2010, we renewed the line of credit with a maturity date of July 30, 2011 with terms substantially the same as the previous agreement.  Subsequently, as a requirement of our workers compensation insurance, our standby letter of credit was extended with an increase of $1.5 million to $2.4 million and will expire December 31, 2011.  We expect to renew our revolving credit agreement in July 2011.  We do not anticipate that the current situation in the credit market will impact our renewal.

Management believes our projected cash flows from operations and bank revolving credit facility, or comparable financing, will provide the necessary liquidity and capital resources for fiscal year 2011 and the foreseeable future.  Our belief that we will have the necessary liquidity and capital resources is based upon our knowledge of the heating, ventilation, and air conditioning (“HVAC”) industry and our place in that industry, our ability to limit the growth of our business if necessary, our ability to adjust dividend cash payments, and our relationship with the existing bank lender.  For information concerning our revolving credit facility at March 31, 2011 (see Note 10, Revolving Credit Facility).

Cash Flows Provided by Operating Activities

Net cash provided by operating activities decreased in the three months ended March 31, 2011, by $11.4 million from the three months ended March 31, 2010.  The decrease was primarily due to decreases in net income and accrued liabilities and increases in inventories.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $5.2 million and $17.9 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease in cash flows used in investing activities in 2011 was related to maturities of investments of $3.3 million in certificates of deposit and $16.0 million in corporate notes and bonds, partially offset by an increase in capital expenditures of $6.8 million.  Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies.  We expect to expend approximately $28 million - $30 million in 2011 for a building addition at the Tulsa facility and machinery and equipment to accommodate anticipated growth. We expect the cash requirements to be primarily provided by cash flows from operations and matured investments.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities were $7.0 million for the three months ended March 31, 2011 as compared to cash flows used in financing activities of $5.0 million for the three months ended March 31, 2010.  The increase of cash provided by financing activities is due to borrowings on the revolving credit facility, a decrease in repurchase of stock and cash dividends declared in December 2010 were paid in the fourth quarter of 2010, while cash dividends declared in December 2009 were paid in the first quarter of 2010.

We had a $7.6 million outstanding balance under the revolving credit facility at March 31, 2011.   We did not have an outstanding balance under the revolving credit facility at December 31, 2010. We repurchased shares of stock from employees’ 401(k) savings and investment plan and from the open market in the amount of $0.7 million for 25,177 shares of stock and $2.0 million for 94,115 shares of stock for the three months ended March 31, 2011 and 2010, respectively.

We received cash from stock options exercised of approximately $59,000 and classified the excess tax benefit of stock options exercised and restricted stock awards vested of approximately $10,000 in financing activities for the three months ended March 31, 2011.  The cash received for options exercised and income tax effect partially offset the stock repurchase for the three months ended March 31, 2011.

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

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in critical accounting policies or management estimates other than as related to investments stated below since the year ended December 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon the greater of a rate of 4% or LIBOR plus 2.5%.  At March 31, 2011, the outstanding balance under the revolving credit facility was $7.6 million.

Commodity Price Risk

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2011 and 2010 due to the economic environment. Prices have increased by approximately 5% for steel, 61% for aluminum and 28% for copper from March 31, 2010 to March 31, 2011.  During 2010, we entered into an aluminum contract for 2011 purchases.  The contract price was below the average index price as of March 31, 2011.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 850,000 shares) of our outstanding stock from time to time in open market transactions.  Through March 31, 2011, we repurchased a total of 478,493 shares under this program for an aggregate price of $11,509,433, or an average price of $24.05 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through March 31, 2011, we repurchased 1,018,332 shares for an aggregate price of $18,785,717, or an average price of $18.45 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased is contingent upon the number of shares sold.  Through March 31, 2011, we repurchased 379,750 shares for an aggregate price of $7,894,792, or an average price of $20.79 per share.  We purchased the shares at current market prices.

Repurchases during the first quarter of 2011 were as follows:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2011	7,163	$27.63	7,163	-
February 2011	6,808	29.70	6,808	-
March 2011	11,206	30.59	11,206	-
Total	25,177	$29.51	25,177	-

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

AAON, INC.

Dated: May 5, 2011	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: May 5, 2011	By:	/s/ Kathy I. Sheffield
Kathy I. Sheffield Vice President/CFO