Form 10-Q
period 2011-06-30
AAON INC
filed 2011-08-04
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes   [_]       No   [X]

As of July 27, 2011 registrant had outstanding a total of 24,661,329 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AAON, Inc., and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30, 2011	December 31, 2010
Assets	(in thousands except share and per share data)
Current assets:
Cash and cash equivalents	$2,091	$2,393
Certificates of deposit	240	1,503
Investments held to maturity at amortized cost	2,328	9,520
Accounts receivable, net	42,694	39,901
Note receivable	26	26
Inventories, net	45,311	33,602
Prepaid expenses and other	422	656
Deferred tax assets	4,610	4,147
Total current assets	97,722	91,748

Property, plant and equipment:
Land	1,340	1,328
Buildings	50,584	45,482
Machinery and equipment	119,491	100,559
Furniture and fixtures	7,101	6,356
Total property, plant and equipment	178,516	153,725
Less: Accumulated depreciation	91,034	86,307
Property, plant and equipment, net	87,482	67,418

Note receivable, long-term	1,156	1,111
Total assets	$186,360	$160,277

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$7,628	$-
Accounts payable	24,621	13,017
Dividends payable	2,966	-
Accrued liabilities	23,047	23,229
Total current liabilities	58,262	36,246

Deferred tax liabilities	8,069	7,292
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 7,500,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 75,000,000 shares authorized, 24,670,026 and 24,758,480 issued and outstanding at June 30, 2011 and December 31, 2010, respectively*	99	99
Retained earnings	119,930	116,640
Total stockholders’ equity	120,029	116,739
Total liabilities and stockholders’ equity	$186,360	$160,277
* Reflects three-for-two stock split effective June 13, 2011.

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except per share data)

Net sales	$69,076	$64,531	$128,989	$113,840

Cost of sales	57,339	49,025	105,614	85,340

Gross profit	11,737	15,506	23,375	28,500

Selling, general and administrative expenses	5,697	6,598	11,240	11,426

Income from operations	6,040	8,908	12,135	17,074

Interest expense	(104)	-	(114)	-

Investment interest income	20	112	43	118

Note receivable interest income	11	-	22	-

Other income (expense), net	(65)	(62)	(568)	(122)

Income before income taxes	5,902	8,958	11,518	17,070

Income tax provision	2,063	3,137	4,029	6,131

Net income	$3,839	$5,821	$7,489	$10,939

Earnings per share:
Basic*	$0.16	$0.23	$0.30	$0.43
Diluted*	$0.15	$0.23	$0.30	$0.43

Cash dividends declared per common share:*	$0.12	$0.12	$0.12	$0.12

Weighted average shares outstanding:
Basic*	24,715	25,411	24,730	25,594
Diluted*	24,923	25,546	24,931	25,725

*Reflects three-for-two stock split effective June 13, 2011.

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(unaudited)

	Common Stock				Paid-in		Retained
	Shares		Amount		Capital		Earnings		Total
	(in thousands)

Balance at December 31, 2010	24,758	*	$99	*	$–		$116,640	*	$116,739
Net income	–		–		–		7,489		7,489
Stock options exercised and restricted stock awards vested, including tax benefits	28	*	–		209		–		209
Share-based compensation	–		–		346		–		346
Stock repurchased and retired	(116	)*	–		(546)		(1,233)		(1,779)
Dividends paid**	–		–		(9	)*	–		(9)
Dividends declared	–		–		–		(2,966)		(2,966)
Balance at June 30, 2011	24,670	*	$99	*	$–		$119,930	*	$120,029 *

*Reflects three-for-two stock split effective June 13, 2011.
**Cash payment in lieu of fractional shares resulting from three-for-two stock split effective June 13, 2011.

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(in thousands)
Operating Activities
Net income	$7,489	$10,939

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,449	4,812
Amortization of bond premiums	137	-
Provision for losses on accounts receivable, net of adjustments	(106)	(164)
Share-based compensation	346	421
Excess tax benefits from stock options exercised
and restricted stock awards vested	(77)	(342)
Gain on disposition of assets	(8)	-
Other	(59)	-
Deferred income taxes	314	(1,284)
Changes in assets and liabilities:
Accounts receivable	(2,687)	(2,914)
Inventories	(11,709)	(5,454)
Prepaid expenses and other	234	426
Financial derivative assets	-	1,211
Accounts payable	10,957	7,821
Accrued liabilities	(105)	6,936
Net cash provided by operating activities	10,175	22,408

Investing Activities
Proceeds from sale of property, plant and equipment	49	-
Investment in certificates of deposit	-	(2,744)
Maturities of certificates of deposit	1,263	719
Investments held to maturity	-	(13,692)
Maturities of investments	7,055	600
Capital expenditures	(24,907)	(6,472)
Proceeds from note receivable	14	-
Net cash used in investing activities	(16,526)	(21,589)

Financing Activities
Borrowings under revolving credit facility	36,231	-
Payments under revolving credit facility	(28,603)	-
Payments of long-term debt	-	(46)
Stock options exercised	132	976
Excess tax benefits from stock options exercised
and restricted stock awards vested	77	342
Repurchases of stock	(1,779)	(17,439)
Cash dividends paid to stockholders*	(9)	(6,192)
Net cash provided by (used) in financing activities	6,049	(22,359)
Effect of exchange rate on cash	-	2
Net decrease in cash and cash equivalents	(302)	(21,538)
Cash and cash equivalents, beginning of year	2,393	25,639
Cash and cash equivalents, end of period	$2,091	$4,101

*Cash payment in lieu of fractional shares resulting from three-for-two stock split effective June 13, 2011.

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(in thousands)
Non Cash Investing Activities
Capital expenditures accrued in accounts payable	$647	-

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2011
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

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2010, filed with the SEC.  In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented.  Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Representatives do not provide us with a break-out of the amount of the total order price over the minimum sales price which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our Representatives was $24.7 million and $24.0 million for the six months ending June 30, 2011 and 2010, respectively.

Common Stock Split

On May 4, 2011, the Company’s Board of Directors approved a three-for-two stock split of the Company’s outstanding stock for shareholders of record as of May 27, 2011.  The stock split was treated as a 50% stock dividend which was distributed on June 13, 2011. The applicable share and per share data for all periods included herein has been restated to reflect the stock split.

Investments

We made investments with a large firm which includes cash equivalents and money market accounts, certificates of deposit and corporate notes and bonds.  We record the amortized cost basis and accrued interest on the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premiums on the corporate notes and bonds to investment interest income in the Consolidated Statements of Income.

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 financial statement presentation. Such reclassifications have no effect on net income.

Subsequent Events

On May 17, 2011, the Board of Directors voted to pay a semi-annual cash dividend of $0.18 per share to the holders of our outstanding Common Stock as of the close of business on June 10, 2011, the record date.  Those dividends were paid on July 1, 2011.  The $0.18 per share dividend payment represents the amount per share prior to the June 13, 2011 stock split.

On July 30, 2011, we renewed the line of credit with a maturity date of July 29, 2012 (see Note 10, Revolving Credit Facility).

We have determined that no additional subsequent events exist which require recognition or disclosure in our Consolidated Financial Statements.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board “FASB” issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  The amendments in this update clarify the Board’s intent about the application of fair value measurement by specifying that the concept of highest and best use and valuation premise concepts are applicable only when measuring the fair value of non-financial assets.  The amendment includes specific requirements for measuring fair value of instruments classified in a reporting entity’s shareholders’ equity, however, per 820-10-15 Other Considerations, does not apply to share-based payment transactions which are covered under Topic 718.  The amendment also clarifies disclosures required regarding unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  In addition, the amendments provide an exception for measuring the fair value of financial instruments that are managed within a portfolio and on the basis of net exposure and provide clarification on the application of premiums and discounts in fair value measurement, specifically, that premiums or discounts related to the size of the holding, rather than the characteristic of the asset or liability, is not permitted.  The amendments also expand disclosures related to 1) Level 3 fair value measurements, 2) the use of non-financial assets that differs from the assets highest and best use and 3) categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which fair value is required to be disclosed.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. Adoption of ASU 2011-04 should not have a material impact on our Consolidated Financial Statements.

2.   Certificates of Deposit

We have $0.2 million invested in a certificate of deposit as of June 30, 2011 that matured July 13, 2011 with an interest rate of 1.2% per annum.  We invested $1.5 million in certificates of deposits as of December 31, 2010 with various maturities of one year or less and interest rates ranging from 0.5% to 4.2% per annum.

3.  Investments Held to Maturity

Our investments held to maturity at June 30, 2011 include $2.3 million of corporate notes and bonds with maturities of one year or less.  Our investments held to maturity at December 31, 2010 were comprised of $9.5 million in corporate notes and bonds with maturities of one year or less.The investments have moderate risk with S&P ratings ranging from A+ to BBB-.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity:

	Amortized Cost (1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Current Assets:
Investments held to maturity	$2,328	$-	$1	$2,327
Total	$2,328	$-	$1	$2,327

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)

Accounts receivable	$43,164	$40,501
Less: Allowance for doubtful accounts	(470)	(600)
Total, net	$42,694	$39,901

	Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$600	$776
Provision for losses on accounts receivable	326	288
Adjustments to provision	(432)	(452)
Accounts receivable written off, net of recoveries	(24)	(52)
Balance, end of period	$470	$560

5. Note Receivable

In September 2010, we sold our Canadian facility and assumed a note receivable from one borrower secured by the property.  The $1.1 million, fifteen-year note receivable is based on a 4.0% interest rate with a $0.6 million balloon payment due in October 2025.  The note calls for monthly combined interest and principal payments beginning in October 2010.  Interest payments are recognized in note receivable interest income.

We evaluate for impairment on a quarterly basis.  We determine the note receivable to be impaired if we are uncertain of the collectability of the note based on the contractual terms.  The loan was current as of June 30, 2011. The note receivable is not considered impaired and no impairment was recorded at June 30, 2011.

6.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Inventory balances are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)

Raw materials	$39,833	$28,560
Work in process	2,315	3,334
Finished goods	3,468	2,058
	45,616	33,952
Less: Allowance for excess and obsolete inventories	(305)	(350)
Total, net	$45,311	$33,602

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Allowance for excess and obsolete inventories:
Balance, beginning of period	$350	$760
Provision for excess and obsolete inventories	205	400
Adjustments to reserve	(250)	(400)
Inventories written off	-	(410)
Balance, end of period	$305	$350

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

We did not designate the financial derivative as a cash flow hedge.  We recorded changes in the financial derivative’s fair value in earnings based on mark-to-market accounting.  We recorded the following unrealized gain on financial derivative assets at fair value in the Consolidated Statements of Income for the six months ended June 30, 2010:

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

8. Accrued Liabilities

Accrued liabilities are as follows:	June 30, 2011	December 31, 2010
	(in thousands)

Warranties	$7,775	$7,300
Due to Representatives1	8,799	9,668
Payroll	1,970	2,398
Workers’ compensation	960	855
Medical self-insurance	1,018	734
Employee benefits and other	2,525	2,274
Total	$23,047	$23,229

1Due to Representatives was previously described as Commissions. We will use the term Due to Representatives going forward to better represent the true nature of these items, which is the excess of the total order price over the minimum sales price, which includes both the Representatives’ fee and Third Party Products.

9.  Supplemental Cash Flow Information

Interest payments of approximately $0.1 million were made for the six months ended June 30, 2011 related to our revolving credit facility.  Interest payments were not made for the six months ended June 30, 2010.  Payments for income taxes of $3.2 million and $4.2 million were made during the six months ended June 30, 2011 and June 30, 2010 respectively.  Dividends payable of $3.0 million were accrued in June 2011 and were paid in July 2011.  Dividends declared in December 31, 2009 were paid in January 2010.  Dividends payable of $3.1 million were declared in June 2010, released for payment to our transfer agent in June 2010 and paid to stockholders in July 2010.  Dividends declared in December 2010 were also paid in December 2010.

10.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $2.4 million.  Borrowings available under the revolving credit facility at June 30, 2011, were $5.2 million.  Interest on borrowings is payable monthly at the greater of 4.0% or LIBOR plus 2.5% (4.0% at June 30, 2011).  No fees are associated with the unused portion of the committed amount. We had a $7.6 million outstanding balance under the revolving credit facility at June 30, 2011.  We had no borrowings outstanding under the revolving credit facility at December 31, 2010.

At June 30, 2011, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At June 30, 2011 our tangible net worth was $120.0 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 0.55 to 1 which meets the requirement of not being above 2 to 1.  Our working capital was $39.5 million which meets the requirement of being at or above $30.0 million.  Effective January 1, 2011, as a requirement of our workers compensation insurance, our standby letter of credit was extended with an increase of $1.5 million to $2.4 million and will expire December 31, 2011.  On July 30, 2011, we renewed the line of credit with a maturity date of July 29, 2012.  The renewal increases our maximum borrowings to $30.0 million to accommodate our aggressive capital expenditure commitments. Per the renewed agreement, interest on borrowings will be payable monthly at LIBOR plus 2.5% per annum, the tangible net worth requirement shall be at or above $95.0 million and our working capital requirement remains at $30.0 million until December 31, 2011. As of December 31, 2011, the working capital requirement minimum will be $35.0 million and as of June 30, 2012 will increase to $40.0 million.  We expect to renew our revolving credit agreement again in July 2012.  We do not anticipate that the current situation in the credit market will impact that renewal.

11. Share-Based Compensation

We have historically maintained a stock option plan for key employees, directors and consultants (the “1992 Plan”).  The 1992 Plan provided for 6.6 million shares of common stock to be issued under the plan.  Under the terms of the 1992 Plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant.  Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for three years thereafter.  Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant.  All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provides an additional 1,125,000 shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards.  Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan.  Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

We apply the provisions of FASC Topic 718, Compensation – Stock Compensation.  The compensation cost is based on the grant date fair value of stock options issued calculated using a Black-Scholes-Merton Option Pricing Model, or the grant date fair value of a restricted stock award less the present value of dividends expected during the vesting period.

We recognized approximately $99,000 and $114,000 for the three months ended and $205,000 and $227,000 for the six months ended June 30, 2011 and 2010, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income. The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2011 is $0.9 million and is expected to be recognized over a weighted average period of 2.2 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options:

	Six Months Ended
	June 30, 2011	June 30, 2010

Directors and Officers:
Expected dividend yield	N/A	1.61%
Expected volatility	N/A	45.37%
Risk-free interest rate	N/A	2.63%
Expected life	N/A	7.0 years
Forfeiture rate	N/A	0%
Employees:
Expected dividend yield	N/A	1.61%
Expected volatility	N/A	45.75%
Risk-free interest rate	N/A	2.91%
Expected life	N/A	8.0 years
Forfeiture rate	N/A	31%

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

A summary of stock options outstanding is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices*	Number Outstanding at June 30, 2011*	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price*	Aggregate Intrinsic Value*	Number Exercisable at June 30, 2011*	Weighted Average Exercise Price*

6.45 – 7.21	103,350	2.69	$6.83	$15.01	103,350	$6.83
7.53 – 10.66	250,800	6.07	9.71	12.13	157,650	9.38
10.75 – 13.79	172,200	6.36	12.28	9.56	101,400	12.09
14.28 – 18.30	88,500	8.92	15.77	6.07	15,000	15.27
Total	614,850	5.99	$10.82	$12.20	377,400	$9.64

* Reflects three-for-two stock split effective June 13, 2011.

A summary of stock option activity is as follows:
	Shares*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)*

Outstanding at January 1, 2011	629,250	$10.83
Granted	-	-
Exercised	(12,000)	11.02
Forfeited or Expired	(2,400)	13.70
Outstanding at June 30, 2011	614,850	10.82	5.99	$6,777
Exercisable at June 30, 2011	377,400	$9.64	4.76	$4,603

* Reflects three-for-two stock split effective June 13, 2011.

No options were granted for the six months ended June 30, 2011.  The weighted average grant date fair value of options granted during the six months ended June 30, 2010 was $6.54. The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was approximately $0.6 million and $2.1 million, respectively.  The cash received from options exercised during the six months ended June 30, 2011 and 2010, was approximately $0.1 and $1.0 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:
	Shares*	Weighted Average Grant Date Fair Value*

Unvested at January 1, 2011	309,900	$5.37
Granted	-	-
Vested	(70,050)	5.12
Forfeited	(2,400)	6.19
Unvested at June 30, 2011	237,450	$5.44

* Reflects three-for-two stock split effective June 13, 2011.

Based upon recommendations of the Compensation Committee of the Board of Directors, the Board has authorized and issued restricted stock awards to our directors and key employees.  The restricted stock award program offers the opportunity to earn shares of AAON common stock over time, rather than options that give the right to purchase stock at a set price.  Restricted stock awards granted to directors vest one-third each year.  All other restricted stock awards vest at a rate of 20% per year.  Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms.  The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends expected during the vesting period.

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  We recognized approximately $72,000 and $98,000 for the three months and $141,000 and $194,000 for the six months ended June 30, 2011 and 2010, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of June 30, 2011, unrecognized compensation cost related to unvested restricted stock awards was approximately $0.6 million which is expected to be recognized over a weighted average period of 1.7 years.

A summary of the unvested restricted stock awards is as follows:
Shares*

Unvested at January 1, 2011	42,075
Granted	15,750
Vested	(17,475)
Forfeited	-
Unvested at June 30, 2011	40,350

* Reflects three-for-two stock split effective June 13, 2011.

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

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except share and per share data)
Numerator:
Net income	$3,839	$5,821	$7,489	$10,939

Denominator:
Denominator for basic earnings per share – Weighted average shares*	24,715,128	25,410,545	24,729,543	25,593,878
Effect of dilutive employee stock options and restricted stock awards*	207,702	135,063	201,181	131,318
Denominator for diluted earnings per share – Weighted average shares*	24,922,830	25,545,608	24,930,724	25,725,196
Earnings per share:
Basic*	$0.16	$0.23	$0.30	$0.43
Diluted*	$0.15	$0.23	$0.30	$0.43

Anti-dilutive shares*	81,750	120,975	81,750	120,975
Weighted average exercise price*	$16.00	$14.52	$16.00	$14.52

*Reflects three-for-two stock split effective June 13, 2011.

13.  Income Taxes

We file U.S. and various state income tax returns and account for income taxes in accordance with FASC Topic 740, Income Taxes.  As of June 30, 2011, we do not have any unrecognized tax benefits that if recognized would affect the effective tax rate.  We do not expect to record any unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At June 30, 2011, we did not have any accruals for the potential payment of interest or penalties.

As of June 30, 2011, we are subject to U.S. income tax examinations for the tax years 2007 through 2009, and to Canadian income tax examinations for the tax years of 2007 through 2009.  In addition, we are subject to state and local income tax examinations for the tax years 2006 through 2009.

14. Stock Repurchase

On November 6, 2007, we began a stock buyback program, targeting repurchases of up to approximately 10% (2.7 million shares) of our outstanding stock from time to time in open market transactions.  On May 12, 2010, we completed the stock buyback program, having repurchased  a total of 2,700,000 shares for an aggregate price of $36,061,425, or an average price of $13.36 per share.  We purchased the shares at current market prices.

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 1,275,000 shares) of our outstanding stock from time to time in open market transactions.  Through June 30, 2011, we repurchased a total of 717,740 shares under this program for an aggregate price of $11,509,433, or an average price of $16.04 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through June 30, 2011, we repurchased 1,605,047 shares for an aggregate price of $19,829,033, or an average price of $12.35 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through June 30, 2011, we repurchased 569,625 shares for an aggregate price of $7,894,792, or an average price of $13.86 per share.  We purchased the shares at current market prices.

15. Commitments and Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations from our fixed price contracts.  These contracts are not accounted for as derivative instruments because they meet the normal purchases and sales exemption.  In the normal course of business we expect to purchase 0.7 million pounds of aluminum at a price of $1.138 per pound or $0.8 million during the remainder of 2011.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada.  Foreign sales were approximately 5% of our 2011 sales.

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

Cost of goods sold consists primarily of labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.

The raw materials market was volatile during 2011 and 2010 due to the economic environment.   Prices increased by approximately 5% for steel and 62% for copper and decreased approximately 4% for aluminum from June 30, 2010 to June 30, 2011.  During 2010, we entered into an aluminum contract for 2011 purchases.  The contract price was approximately the same as the average index price as of June 30, 2011.

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

Set forth below is unaudited income statement information for the periods ended June 30, 2011 and 2010:

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	(In thousands)

Net sales	$69,076	100%	$64,531	100%	$128,989	100%	$113,840	100%

Cost of sales	57,339	83.0%	49,025	76.0%	105,614	81.9%	85,340	75.0%

Gross profit	11,737	17.0%	15,506	24.0%	23,375	18.1%	28,500	25.0%

Selling, general and administrative expenses	5,697	8.2%	6,598	10.2%	11,240	8.7%	11,426	10.0%

Income from operations	6,040	8.8%	8,908	13.8%	12,135	9.4%	17,074	15.0%

Interest expense	(104)	(0.2)%	-	0.0%	(114)	(0.1)%	-	0.0%
Investment interest income	20	0.0%	112	0.2%	43	0.0%	118	0.1%
Note receivable interest income	11	0.0%	-	0.0%	22	0.0%	-	0.0%
Other income (expense), net	(65)	(0.1)%	(62)	(0.1)%	(568)	(0.4)%	(122)	(0.1)%

Income before income taxes	5,902	8.5%	8,958	13.9%	11,518	8.9%	17,070	15.0%
Income tax provision	2,063	3.0%	3,137	4.9%	4,029	3.1%	6,131	5.4%

Net income	$3,839	5.5%	$5,821	9.0%	$7,489	5.8%	$10,939	9.6%

Results of Operations

Key events impacting our cash balance, financial condition and results of operations for the six months ended June 30, 2011, include the following:

•
A severe snowstorm in February caused extensive damage to the roof over the west manufacturing production area at our Tulsa facility affecting three production lines which resulted in eight and one-half days of lost production.  Repair costs to the facility are covered by an insurance policy with a $0.5 million deductible that was recorded in other expense in the first quarter of 2011.  The lost production resulted in increased labor costs and labor inefficiencies which increased our cost of sales.  Repair is expected to be completed in the third quarter.  The uninsured amount of damage to equipment is yet to be determined.

•
We have again taken a leading position in energy savings with the introduction of the direct drive blower which has eliminated the traditional V-belt drive, thus saving energy and maintenance problems associated with the V-belt drives. This has been made possible by advances in electronic motor control by use of variable frequency drive on larger motors and electrically commutated motors on smaller horsepowers. All of this is being further enhanced by requirements on buildings through American Society of Heating, Refrigerating and Air-Conditioning Engineers “ASHRAE” Standard 189-1 which requires one of these concepts on high efficiency buildings at the present time and will be required by ASHRAE Standard 90-1 on January 2012.  We also utilize a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels.  All of these innovations increase the demand for our products thus increasing market share.

•	We released new products and set up new manufacturing lines in the new Tulsa building addition in 2010.
•	We attempt to moderate the volatility of certain commodity costs by utilizing purchase agreements and pricing strategies which affect our gross margins.
•
In February 2006, our Board of Directors initiated a program of semi-annual cash dividend payments.  Dividends of $3.0 million were declared in June 2011 and were paid in July 2011.  Cash payments of $9.2 million were made in 2010 which included dividends of $3.0 million declared and paid in December 2010.

•	Stock repurchases totaling $1.8 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program of $0.1 million.
•
We had a strong liquidity position at June 30, 2011 with approximately $0.2 million in certificates of deposit, $2.3 million of current assets in corporate notes and bonds and no long term debt.  We have $7.6 million in current debt.

•
Purchases of equipment and renovations to manufacturing facilities remained a priority. Our capital expenditures were $25.6 million.  Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production.  We currently estimate dedicating $30 - $32 million to capital expenditures in 2011 for continued growth.

•	The gross margin decline is partially attributable to price increases for raw materials and component parts which will be offset by price increases to customers beginning in the third quarter.

Net Sales

Net sales increased $4.6 million or 7% to $69.1 million from $64.5 million for the three months, and $15.2 million or 13% to $129.0 million from $113.8 million for the six months ended, June 30, 2011 and 2010, respectively.  The increase in net sales was a result of the favorable reception to our new products, a significant increase in the replacement market which is up 10% from 2010, a highly successful trade show on January 30, 2011 and increased market share despite eight and one-half days of lost production due to an unprecedented severe snowstorm in February which damaged the roof and several production lines at the Tulsa facility.

Gross Profit

Gross profit decreased $3.8 million or 24.5% to $11.7 million from $15.5 million for the three months, and $5.1 million or 17.9% to $23.4 million from $28.5 million for the six months, ended June 30, 2011 and 2010, respectively.  As a percentage of sales, gross margins were 17.0% compared to 24.0% for the three months, and 18.1% compared to 25.0% for the six months, ended June 30, 2011 and 2010, respectively. The decrease in gross profit was caused by a number of factors including excess manufacturing supplies purchased in advance to avoid price increases, escalating raw material and component part costs that we were unable to pass on to our customers, increased labor costs and labor inefficiencies associated with the severe snow damage at our Tulsa production facility that affected three production lines, caused eight and one-half days of lost production and adversely affected productivity due to the inability to properly heat and cool the facilities and manufacturing inefficiencies related to production facilities rearrangement.

Cost of goods sold consists primarily of labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.  We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in our products.  The suppliers of these components are significantly affected by the raw material costs of steel, copper and aluminum used in their products.

The raw materials market was volatile during 2011 and 2010 due to the economic environment.   Prices increased by approximately 5% for steel and 62% for copper and decreased approximately 4% for aluminum from June 30, 2010 to June 30, 2011.  These price increases impacted our gross margins and may impact margins in future periods.

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

Selling, General and Administrative Expenses

SG&A expenses decreased $0.9 million or 14% to $5.7 million from $6.6 million for the three months, and decreased $0.2 million or 2% to $11.2 million from $11.4 million for the six months, ended June 30, 2011 and 2010, respectively.  The decrease was primarily due to lower warranty and selling related expenses.

Other Income (Expense)

Other expense stayed consistent at $0.1 million for the three months, and increased $0.5 million to $0.6 million from $0.1 million for the six months, ended June 30, 2011 and 2010, respectively.  The increase is primarily due to repair expenses related to the damage to the west manufacturing roof at our Tulsa facility caused by a severe snowstorm in February 2011. We have an insurance deductible of $0.5 million.

Analysis of Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and occasionally, based on current liquidity at the time, the revolving bank line of credit.

General

Our revolving credit facility provides for maximum borrowings of $15.2 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $2.4 million.  Borrowings available under the revolving credit facility at June 30, 2011, were $5.2 million.  Interest on borrowings is payable monthly at the greater of 4.0% or LIBOR plus 2.5% (4.0% at June 30, 2011).  No fees are associated with the unused portion of the committed amount. We had a $7.6 million outstanding balance under the revolving credit facility at June 30, 2011.  We had no borrowings outstanding under the revolving credit facility at December 31, 2010.

At June 30, 2011, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At June 30, 2011 our tangible net worth was $120.0 million which meets the requirement of being at or above $75.0 million.  Our total liabilities to tangible net worth ratio was 0.55 to 1 which meets the requirement of not being above 2 to 1.  Our working capital was $39.5 million which meets the requirement of being at or above $30.0 million.  Effective January 1, 2011, as a requirement of our workers compensation insurance, our standby letter of credit was extended with an increase of $1.5 million to $2.4 million and will expire December 31, 2011.  On July 30, 2011, we renewed the line of credit with a maturity date of July 29, 2012.  The renewal increases our maximum borrowings to $30.0 million to accommodate our aggressive capital expenditure commitments. Per the renewed agreement, interest on borrowings will be payable monthly at LIBOR plus 2.5% per annum, the tangible net worth requirement shall be at or above $95.0 million and our working capital requirement remains at $30.0 million until December 31, 2011. As of December 31, 2011, the working capital requirement minimum will be $35.0 million and as of June 30, 2012 will increase to $40.0 million.  We expect to renew our revolving credit agreement again in July 2012.  We do not anticipate that the current situation in the credit market will impact that renewal.

Management believes our projected cash flows from operations and bank revolving credit facility, or comparable financing, will provide the necessary liquidity and capital resources for fiscal year 2011 and the foreseeable future.  Our belief that we will have the necessary liquidity and capital resources is based upon our knowledge of the heating, ventilation, and air conditioning (“HVAC”) industry and our place in that industry, our ability to limit the growth of our business if necessary, our ability to adjust dividend cash payments, capital expenditures and our relationship with the existing bank lender.  For information concerning our revolving credit facility at June 30, 2011 see Note 10, Revolving Credit Facility.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities decreased in the six months ended June 30, 2011, by $12.2 million from the six months ended June 30, 2010.  The decrease was primarily due to a decline in net income and accrued liabilities and increases in inventories, partially offset by an increase in accounts payable.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $16.5 million and $21.6 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease in cash flows used in investing activities in 2011 was related to maturities of investments in certificates of deposit and corporate notes and bonds that were purchased in 2010, partially offset by an increase in capital expenditures.  Management utilizes cash flows provided from operating activities to fund capital expenditures that are expected to increase growth and create efficiencies.  We expect to expend approximately $30 - $32 million in 2011 for a building addition at the Tulsa facility and machinery and equipment to accommodate anticipated growth. We expect the cash requirements to be primarily provided by cash flows from operations, matured investments and borrowing from our revolving loan agreement.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities were $6.0 million for the six months ended June 30, 2011 as compared to cash flows used in financing activities of $22.4 million for the six months ended June 30, 2010.  The increase of cash provided by financing activities is due to borrowings on the revolving credit facility and decreases in the repurchase of stock and cash dividends paid.

We had a $7.6 million outstanding balance under the revolving credit facility at June 30, 2011.   We did not have an outstanding balance under the revolving credit facility at December 31, 2010. We repurchased shares of stock from employees’ 401(k) savings and investment plan in the amount of $1.8 million for 115,315 shares of stock and $17.4 million for 1,109,208 shares of stock for the six months ended June 30, 2011 and 2010, respectively.

We received cash from stock options exercised of approximately $132,000 and classified the excess tax benefit of stock options exercised and restricted stock awards vested of approximately $77,000 in financing activities for the six months ended June 30, 2011.  The cash received for options exercised and income tax effect partially offset the stock repurchase for the six months ended June 30, 2011.

Dividends payable of $3.0 million were declared in June 2011 and were paid in July 2011. Cash payments of $9.2 million were made in 2010 which included dividends of $3.0 million declared and paid in December 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

With the July 30, 2011 renewal of the revolving credit facility we are subject to interest rate risk of LIBOR plus 2.5%. Prior to the renewal, the rate was the greater of 4% or LIBOR plus 2.5%. At June 30, 2011, the outstanding balance under the revolving credit facility was $7.6 million.

Commodity Price Risk

Cost of goods sold consists primarily of labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2011 and 2010 due to the economic environment. Prices increased by approximately 5% for steel and 62% for copper and decreased approximately 4% for aluminum from June 30, 2010 to June 30, 2011.  During 2010, we entered into an aluminum contract for 2011 purchases.  The contract price was approximately the same as the average index price as of June 30, 2011.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of June 30, 2011.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On November 6, 2007, our Board of Directors authorized a stock buyback program, targeting repurchases of up to approximately 10% (2.7 million shares) of our outstanding stock from time to time in open market transactions. On May 12, 2010, we completed the stock buyback program, having repurchased a total of 2,700,000 shares for an aggregate price of $36,061,425, or an average price of $13.36 per share.  We purchased the shares at current market prices.

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 1,275,000 shares) of our outstanding stock from time to time in open market transactions.  Through June 30, 2011, we repurchased a total of 717,740 shares under this program for an aggregate price of $11,509,433, or an average price of $16.04 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The number of shares to be repurchased is contingent upon the number of shares sold by employees. Through June 30, 2011, we repurchased 1,605,047 shares for an aggregate price of $19,829,033, or an average price of $12.35 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The number of shares to be repurchased is contingent upon the number of shares sold.  Through June 30, 2011, we repurchased 569,625 shares for an aggregate price of $7,894,792, or an average price of $13.86 per share.  We purchased the shares at current market prices.

Repurchases during the first quarter of 2011 were as follows:
Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid Per Share (or Unit)*	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2011	16,067	$21.29	16,067	-
May 2011	11,467	21.67	11,467	-
June 2011	20,880	21.68	20,880	-
Total	48,414	$21.55	48,414	-

* Reflects three-for-two stock split effective June 13, 2011.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 17, 2011.  The Stockholders voted on the following:

1.	To elect two directors for three-year terms expiring at the 2014 Annual Meeting based on the following votes:

Director	“For”	“Against”	“Abstain”

Jack E. Short	13,428,005	-	663,248
Jerry Levine	11,330,916	1,685,303	1,075,034

2.	To approve an advisory resolution regarding compensation of AAON’s named executive officers:

“For”	“Against”	“Abstain”

13,986,865	60,766	43,622

3.	To approve an advisory vote on the frequency at which AAON should seek an advisory vote regarding the compensation of AAON’s named executive officers:

“Say on Pay 3 Years”	“Say on Pay 2 Years”	“Say on Pay 1 Year”	“Abstain”

8,457,271	1,039,954	4,552,273	41,755

Item 5.  Other Information.

On May 4, 2011, the Company’s Board of Directors approved a three-for-two stock split of AAON’s outstanding stock for shareholders of record as of May 27, 2011.  The stock split was treated as a 50% stock dividend which was distributed on June 13, 2011. The applicable share and per share data for all periods included herein has been restated to reflect the stock split.

On May 17, 2011, the Board of Directors approved a semi-annual cash dividend of $0.18 per share to the holders of our outstanding Common Stock as of the close of business on June 10, 2011, the record date.  Those dividends were paid on July 1, 2011.  The $0.18 per share dividend was effective prior to the June 13, 2011 stock split; but has been restated to $0.12 per share to reflect the split.

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

AAON, INC.

Dated: August 3, 2011	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: August 3, 2011	By:	/s/ Kathy I. Sheffield
Kathy I. Sheffield Vice President/CFO