Form 10-Q
period 2011-09-30
AAON INC
filed 2011-11-08
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes   [_]       No   [X]

As of October 28, 2011 registrant had outstanding a total of 24,641,082 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AAON, Inc., and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30, 2011	December 31, 2010
Assets	(in thousands except share and per share data)
Current assets:
Cash and cash equivalents	$2,278	$2,393
Certificates of deposit	-	1,503
Investments held to maturity at amortized cost	572	9,520
Accounts receivable, net	40,082	39,901
Note receivable	26	26
Inventories, net	42,256	33,602
Prepaid expenses and other	850	656
Deferred tax assets	4,735	4,147
Total current assets	90,799	91,748

Property, plant and equipment:
Land	1,340	1,328
Buildings	53,846	45,482
Machinery and equipment	121,256	100,559
Furniture and fixtures	7,456	6,356
Total property, plant and equipment	183,898	153,725
Less: Accumulated depreciation	93,533	86,307
Property, plant and equipment, net	90,365	67,418

Note receivable, long-term	1,090	1,111
Total assets	$182,254	$160,277

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$13,965	$-
Accounts payable	11,260	13,017
Accrued liabilities	23,923	23,229
Total current liabilities	49,148	36,246

Deferred tax liabilities	7,832	7,292
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 11,250,000 shares authorized, no shares issued*	-	-
Common stock, $.004 par value, 112,500,000 shares authorized, 24,653,493 and 24,758,480 issued and outstanding at September 30, 2011 and December 31, 2010, respectively*	99	99
Retained earnings	125,175	116,640
Total stockholders’ equity	125,274	116,739
Total liabilities and stockholders’ equity	$182,254	$160,277
* Reflects three-for-two stock split effective June 13, 2011.

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands, except per share data)

Net sales	$73,829	$64,886	$202,818	$178,726

Cost of sales	59,570	52,389	165,184	137,729

Gross profit	14,259	12,497	37,634	40,997

Selling, general and administrative expenses	5,445	5,166	16,685	16,592

Income from operations	8,814	7,331	20,949	24,405

Interest expense	(59)	(4)	(173)	(4)

Investment interest income	11	44	54	162

Note receivable interest income	11	-	33	-

Other income (expense), net	(122)	(64)	(690)	(186)

Income before income taxes	8,655	7,307	20,173	24,377

Income tax provision	3,029	2,134	7,058	8,265

Net income	$5,626	$5,173	$13,115	$16,112

Earnings per share:
Basic*	$0.23	$0.21	$0.53	$0.64
Diluted*	$0.23	$0.21	$0.53	$0.63

Cash dividends declared per common share*:	$0.12	$0.12	$0.12	$0.12

Weighted average shares outstanding:
Basic*	24,667	24,833	24,708	25,337
Diluted*	24,844	24,971	24,902	25,471

                 *Reflects three-for-two stock split effective June 13, 2011.

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock				Paid-in		Retained
	Shares		Amount		Capital		Earnings		Total
	(in thousands)

Balance at December 31, 2010	24,758	*	$99	*	$–		$116,640	*	$116,739
Net income	–		–		–		13,115		13,115
Stock options exercised and restricted stock awards vested, including tax benefits	58		–		549		–		549
Share-based compensation	–		–		509		–		509
Stock repurchased and retired	(163)		–		(1,048)		(1,614)		(2,662)
Dividends declared and paid	–		–		(10	)**	(2,966)		(2,976)
Balance at September 30, 2011	24,653	*	$99	*	$–		$125,175	*	$125,274

*Reflects three-for-two stock split effective June 13, 2011.
**Includes cash payment in lieu of fractional shares resulting from three-for-two stock split effective June 13, 2011.

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(in thousands)
Operating Activities
Net income	$13,115	$16,112

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	8,174	7,330
Amortization of bond premiums	155	-
Provision for losses on accounts receivable, net of adjustments	(242)	(36)
Share-based compensation	509	609
Excess tax benefits from stock options exercised
and restricted stock awards vested	(176)	(331)
Gain on disposition of assets	(14)	(105)
Deferred income taxes	(48)	(705)
Changes in assets and liabilities:
Accounts receivable	61	(3,522)
Inventories	(8,654)	(5,862)
Prepaid expenses and other	(194)	542
Financial derivative assets	-	1,743
Accounts payable	(2,281)	4,149
Accrued liabilities	870	3,748
Net cash provided by operating activities	11,275	23,672

Investing Activities
Proceeds from sale of property, plant and equipment	55	105
Investment in certificates of deposit	-	(2,744)
Maturities of certificates of deposit	1,503	799
Investments held to maturity	-	(13,692)
Maturities of investments	8,793	2,149
Capital expenditures	(30,638)	(13,050)
Deposits on sale of asset held for sale	-	453
Proceeds from note receivable	21	-
Net cash used in investing activities	(20,266)	(25,980)

Financing Activities
Borrowings under revolving credit facility	66,557	6,682
Payments under revolving credit facility	(52,592)	(2,691)
Payments of long-term debt	-	(68)
Stock options exercised	373	1,054
Excess tax benefits from stock options exercised
and restricted stock awards vested	176	331
Repurchases of stock	(2,662)	(18,377)
Cash dividends paid to stockholders	(2,976)*	(6,192)
Net cash provided by (used) in financing activities	8,876	(19,261)
Effect of exchange rate on cash	-	79
Net decrease in cash and cash equivalents	(115)	(21,490)
Cash and cash equivalents, beginning of year	2,393	25,639
Cash and cash equivalents, end of period	$2,278	$4,149

*Includes cash payment in lieu of fractional shares resulting from three-for-two stock split effective June 13, 2011.

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(unaudited)
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(in thousands)
Non Cash Investing Activities
Capital expenditures accrued in accounts payable	$524	-

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2011
(unaudited)

1.  Basis of Presentation

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987.  Our operating subsidiaries include AAON, Inc., an Oklahoma corporation and AAON Coil Products, Inc., a Texas corporation. The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries.  Unless the context otherwise requires, references in this Quarterly Report to “AAON,” the “Company,” “we,” “us,” “our” or “ours” refer to AAON, Inc., and our subsidiaries.

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our latest audited financial statements which were included in the Form 10-K Report for the fiscal year ended December 31, 2010, filed with the SEC.  In the opinion of management, the accompanying financial statements include all normal, recurring adjustments required for a fair presentation of the results of the periods presented.  Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Representatives do not provide us with a break-out of the amount of the total order price over the minimum sales price which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our Representatives was $39.3 million and $37.9 million for the nine months ending September 30, 2011 and 2010, respectively.

Common Stock Split

On May 4, 2011, the Company’s Board of Directors approved a three-for-two stock split of the Company’s outstanding stock for shareholders of record as of May 27, 2011.  The stock split was effected in the form of a 50% stock dividend which was distributed on June 13, 2011. The applicable share and per share data for all periods included herein has been restated to reflect the stock split.

Investments

We made investments with a large firm which included cash equivalents and money market accounts, certificates of deposit and corporate notes and bonds.  We record the amortized cost basis and accrued interest on the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premiums on the corporate notes and bonds to investment interest income in the Consolidated Statements of Income.

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 financial statement presentation. Such reclassifications have no effect on net income.

Subsequent Events

We have determined that no subsequent events exist which require recognition or disclosure in our Consolidated Financial Statements.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board “FASB” issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements.  The amendment includes specific requirements for measuring fair value of instruments classified in a reporting entity’s shareholders’ equity, however, per 820-10-15 Other Considerations, does not apply to share-based payment transactions which are covered under Topic 718.  The amendment also clarifies disclosures required regarding unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  FASB concluded that the amendments updating a requirement for measuring fair value do not affect many reporting entities, however, might affect entities that have been applying the in-use valuation premise more broadly than was intended.  Entities that apply a premium or discount when measuring the fair value of an asset or liability on the basis of a quantity differing from a unit of account specified in GAAP within Level 2 or Level 3 of the hierarchy may also be affected. The amendments also expand disclosures related to Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. Adoption of ASU 2011-04 should not have a material impact on our Consolidated Financial Statements.

2.   Certificates of Deposit

As of September 30, 2011, we have no investments in certificates of deposit.  We invested $1.5 million in certificates of deposits as of December 31, 2010 with various maturities of one year or less and interest rates ranging from 0.5% to 4.2% per annum.

3.  Investments Held to Maturity

Our investments held to maturity at September 30, 2011 include $0.6 million of corporate notes and bonds with maturities of one year or less.  Our investments held to maturity at December 31, 2010 were comprised of $9.5 million in corporate notes and bonds with maturities of one year or less.  Investments at December 31, 2010 had moderate risk with S&P ratings ranging from AA+ to BBB-.  Investments at September 30, 2011 had ratings of BBB.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity:

	Amortized Cost(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)

Current Assets:
Investments held to maturity	$572	$-	$-	$572
Total	$572	$-	$-	$572

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

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Accounts receivable	$40,397	$40,501
Less: Allowance for doubtful accounts	(315)	(600)
Total, net	$40,082	$39,901

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$600	$776
Provision for losses on accounts receivable	513	451
Adjustments to provision	(755)	(487)
Accounts receivable written off, net of recoveries	(43)	(60)
Balance, end of period	$315	$680

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

We evaluate for impairment on a quarterly basis.  We determine the note receivable to be impaired if we are uncertain of the collectability of the note based on the contractual terms.  The loan was current as of September 30, 2011. The note receivable is not considered impaired and no impairment was recorded at September 30, 2011.

6.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Inventory balances are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Raw materials	$38,132	$28,560
Work in process	2,247	3,334
Finished goods	2,182	2,058
	42,561	33,952
Less: Allowance for excess and obsolete inventories	(305)	(350)
Total, net	$42,256	$33,602

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Allowance for excess and obsolete inventories:
Balance, beginning of period	$350	$760
Provision for excess and obsolete inventories	205	600
Adjustments to reserve	(250)	(600)
Inventories written off	-	(410)
Balance, end of period	$305	$350

7. Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Warranties	$7,255	$7,300
Due to Representatives	9,877	9,668
Payroll	2,317	2,398
Income Taxes	913	-
Workers’ compensation	895	855
Medical self-insurance	712	734
Employee benefits and other	1,954	2,274
Total	$23,923	$23,229

8.  Supplemental Cash Flow Information

Interest payments of approximately $0.2 million and $4,000 were made for the nine months ended September 30, 2011 and September 30, 2010 respectively.  Payments for income taxes of $5.4 million and $6.7 million were made during the nine months ended September 30, 2011 and September 30, 2010 respectively.  Dividends payable of $3.0 million were accrued in June 2011 and were paid in July 2011.  Dividends declared in December 31, 2009 were paid in January 2010.  Dividends payable of $3.1 million were declared in June 2010, released for payment to our transfer agent in June 2010 and paid to stockholders in July 2010.  Dividends declared in December 2010 were also paid in December 2010.

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $2.4 million.  Borrowings available under the revolving credit facility at September 30, 2011, were $13.7 million.  Interest on borrowings is payable monthly at LIBOR plus 2.5% (2.7% at September 30, 2011).  No fees are associated with the unused portion of the committed amount.  We had a $14.0 million outstanding balance under the revolving credit facility at September 30, 2011.  We had no borrowings outstanding under the revolving credit facility at December 31, 2010.

On July 30, 2011, we renewed the line of credit with a maturity date of July 29, 2012.  The renewal increased our maximum borrowings to $30.0 million.  Interest on borrowings will be payable monthly at LIBOR plus 2.5% per annum, the tangible net worth requirement shall be at or above $95.0 million and our working capital requirement remains at $30.0 million until December 31, 2011. As of December 31, 2011, the working capital requirement minimum will be $35.0 million and as of June 30, 2012 will increase to $40.0 million.

At September 30, 2011, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2011 our tangible net worth was $125.3 million which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.45 to 1 which meets the requirement of not being above 2 to 1.  Our working capital was $41.7 million which meets the requirement of being at or above $30.0 million.  Effective January 1, 2011, as a requirement of our workers compensation insurance, our standby letter of credit was extended with an increase of $1.5 million to $2.4 million and will expire December 31, 2011.  We expect to renew our revolving credit agreement in July 2012.  We do not anticipate that the current situation in the credit market will impact that renewal.

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

We recognized approximately $88,000 and $107,000 for the three months ended and $293,000 and $334,000 for the nine months ended September 30, 2011 and 2010, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income. The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2011 is $1.2 million and is expected to be recognized over a weighted average period of 2.4 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options:

	Nine Months Ended
	September 30, 2011	September 30, 2010

Directors and Officers:
Expected dividend yield	N/A	1.59%
Expected volatility	N/A	45.37%
Risk-free interest rate	N/A	2.63%
Expected life	N/A	7.0 years
Forfeiture rate	N/A	0%
Employees:
Expected dividend yield	1.20%	1.59%
Expected volatility	45.13%	45.42%
Risk-free interest rate	1.40%	2.48%
Expected life	8.0 years	8.0 years
Forfeiture rate	31%	31%

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

A summary of stock options outstanding is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices*	Number Outstanding at September 30, 2011*	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price*	Aggregate Intrinsic Value	Number Exercisable at September 30, 2011*	Weighted Average Exercise Price*

6.45 – 7.21	92,650	2.54	$6.86	$8.89	92,650	$6.86
7.53 – 10.66	232,500	5.98	9.78	5.97	139,350	9.46
10.75 – 13.79	171,200	6.12	12.29	3.46	110,900	12.12
14.28 – 18.30	170,500	9.28	15.96	(0.21)	16,500	15.34
Total	666,850	6.38	$11.60	$5.87	359,400	$9.88

*Reflects three-for-two stock split effective June 13, 2011.

A summary of stock option activity is as follows:

	Shares*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2011	629,250	$10.83
Granted	82,000	16.15
Exercised	(42,000)	8.90
Forfeited or Expired	(2,400)	13.70
Outstanding at September 30, 2011	666,850	11.60	6.38	$2,769
Exercisable at September 30, 2011	359,400	$9.88	4.72	$2,109

*Reflects three-for-two stock split effective June 13, 2011.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $6.81 and $6.42, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was approximately $0.8 million and $2.6 million, respectively.  The cash received from options exercised during the nine months ended September 30, 2011 and 2010, was approximately $0.4 and $1.1 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:

	Shares*	Weighted Average Grant Date Fair Value*

Unvested at January 1, 2011	309,900	$5.37
Granted	82,000	6.81
Vested	(82,050)	5.16
Forfeited	(2,400)	6.19
Unvested at September 30, 2011	307,450	$5.81

*Reflects three-for-two stock split effective June 13, 2011.

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

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  We recognized approximately $75,000 and $80,000 for the three months and $216,000 and $275,000 for the nine months ended September 30, 2011 and 2010, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of September 30, 2011, unrecognized compensation cost related to unvested restricted stock awards was approximately $0.5 million which is expected to be recognized over a weighted average period of 1.6 years.

A summary of the unvested restricted stock awards is as follows:

Shares*

Unvested at January 1, 2011	42,075
Granted	15,750
Vested	(19,875)
Forfeited	-
Unvested at September 30, 2011	37,950

*Reflects three-for-two stock split effective June 13, 2011.

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands, except share and per share data)
Numerator:
Net income	$5,626	$5,173	$13,115	$16,112

Denominator:
Denominator for basic earnings per share – Weighted average shares*	24,666,775	24,832,961	24,708,391	25,337,451
Effect of dilutive employee stock options and restricted stock awards*	177,114	137,631	193,158	133,423
Denominator for diluted earnings per share – Weighted average shares*	24,843,889	24,970,592	24,901,549	25,470,874
Earnings per share:
Basic*	$0.23	$0.21	$0.53	$0.64
Diluted*	$0.23	$0.21	$0.53	$0.63

Anti-dilutive shares*	178,750	137,775	178,750	137,775
Weighted average exercise price*	$16.03	$14.79	$16.03	$14.79

*Reflects three-for-two stock split effective June 13, 2011.

12.  Income Taxes

We file U.S. and various state income tax returns and account for income taxes in accordance with FASC Topic 740, Income Taxes.  As of September 30, 2011, we do not have any unrecognized tax benefits that if recognized would affect the effective tax rate.  We do not expect to record any unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2011, we did not have any accruals for the potential payment of interest or penalties.

As of September 30, 2011, we are subject to U.S. income tax examinations for the tax year 2010, and to Canadian income tax examinations for the tax years of 2007 through 2009.  In addition, we are subject to state and local income tax examinations for the tax years 2006 through 2010.  Our 2008 and 2009 U.S. tax returns are currently under audit.

13.  Stock Repurchase

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

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 1,275,000 shares) of our outstanding stock from time to time in open market transactions.  Through September 30, 2011, we repurchased a total of 717,740 shares under this program for an aggregate price of $11,509,433, or an average price of $16.04 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The number of shares to be repurchased is unknown under the program as the amount is contingent on the number of shares sold by employees. Through September 30, 2011, we repurchased 1,651,579 shares for an aggregate price of $20,706,227, or an average price of $12.54 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The number of shares to be repurchased under the program is unknown as the amount is contingent on the number of shares sold.  Through September 30, 2011, we repurchased 569,625 shares for an aggregate price of $7,894,792, or an average price of $13.86 per share.  We purchased the shares at current market prices.

14.  Commitments and Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations or financial position.

We are a party to several short-term, cancelable and noncancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations from our fixed price contracts.  These contracts are not accounted for as derivative instruments because they meet the normal purchases and sales exemption.  In the normal course of business we expect to purchase 0.4 million pounds of aluminum at a price of $1.138 per pound or $0.4 million during the remainder of 2011.

15.  Fair Value Measurements

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

The raw materials market was volatile during 2011 and 2010 due to the economic environment.   Prices increased by approximately 8% for steel, 22% for copper and 6% for aluminum from September 30, 2010 to September 30, 2011.  During 2010, we entered into an aluminum contract for 2011 purchases.  The contract price was below the average index price as of September 30, 2011.

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

Set forth below is unaudited income statement information for the periods ended September 30, 2011 and 2010:

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	(In thousands)

Net sales	$73,829	100%	$64,886	100%	$202,818	100%	$178,726	100%

Cost of sales	59,570	80.7%	52,389	80.7%	165,184	81.5%	137,729	77.1%

Gross profit	14,259	19.3%	12,497	19.3%	37,634	18.5%	40,997	22.9%

Selling, general and administrative expenses	5,445	7.4%	5,166	8.0%	16,685	8.2%	16,592	9.2%

Income from operations	8,814	11.9%	7,331	11.3%	20,949	10.3%	24,405	13.7%

Interest Expense	(59)	(0.1)%	(4)	0.0%	(173)	(0.1)%	(4)	0.0%
Investment interest income	11	0.0%	44	0.1%	54	0.0%	162	0.1%
Note receivable interest
income	11	0.0%	-	0.0%	33	0.0%	-	0.0%
Other income (expense), net	(122)	(0.2)%	(64)	(0.1)%	(690)	(0.3)%	(186)	(0.1)%

Income before income taxes	8,655	11.6%	7,307	11.3%	20,173	9.9%	24,377	13.7%
Income tax provision	3,029	4.0%	2,134	3.3%	7,058	3.4%	8,265	4.7%

Net income	$5,626	7.6%	$5,173	8.0%	$13,115	6.5%	$16,112	9.0%

Results of Operations

Key events impacting our cash balance, financial condition and results of operations for the nine months ended September 30, 2011, include the following:

•
A severe snowstorm in February caused extensive damage to the roof over the west manufacturing production area at our Tulsa facility affecting three production lines which resulted in eight and one-half days of lost production.  Repair costs to the facility are covered by an insurance policy with a $0.5 million deductible that was recorded in other expense in the first quarter of 2011.  The lost production resulted in increased labor costs and labor inefficiencies which increased our cost of sales.  The majority of the repair was completed in the third quarter.  The uninsured amount of damage to equipment is yet to be determined.

•
We have again taken a leading position in energy savings with the introduction of the direct drive blower which has eliminated the traditional V-belt drive, thus saving energy and maintenance problems associated with the V-belt drives. This has been made possible by advances in electronic motor control by use of variable frequency drive on larger motors and electrically commutated motors on smaller horsepowers. All of this is being further enhanced by requirements on buildings through American Society of Heating, Refrigerating and Air-Conditioning Engineers “ASHRAE” Standard 189-1 which requires one of these concepts on high efficiency buildings at the present time and will be required by ASHRAE Standard 90-1 on January 1, 2012.  We also utilize a high performance composite foam panel to eliminate over half of the heat transfer from typical fiberglass insulated panels.  All of these innovations increase the demand for our products thus increasing market share.

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

•	Our stock repurchases totaled $2.7 million. This cash outlay is partially offset by cash received from options exercised by employees as a part of an incentive bonus program of $0.5 million.
•	Our operational efficiencies have contributed to a working capital balance of $41.7 million at September 30, 2011.
•
Purchases of equipment and renovations to manufacturing facilities remained a priority. Our capital expenditures were $31.2 million.  Equipment purchases create significant efficiencies, lower production costs and allow continued growth in production.  We currently estimate dedicating an additional $0.8 million to capital expenditures in 2011 for continued growth.

•	The gross margin decline is partially attributable to price increases for raw materials and component parts which were offset by price increases to customers during the third quarter.

Net Sales

Net sales increased $8.9 million or 14% to $73.8 million from $64.9 million for the three months, and $24.1 million or 13% to $202.8 million from $178.7 million for the nine months ended, September 30, 2011 and 2010, respectively.  The increase in net sales was a result of the favorable reception to our new products, a significant increase in the replacement market which is up 10% from 2010, a highly successful trade show on January 30, 2011, increased market share despite eight and one-half days of lost production due to an unprecedented severe snowstorm in February which damaged the roof and several production lines at the Tulsa facility and a price increase on one product line during the third quarter.

Gross Profit

Gross profit increased $1.8 million or 14% to $14.3 million from $12.5 million for the three months, and decreased $3.4 million or 8% to $37.6 million from $41.0 million for the nine months, ended September 30, 2011 and 2010, respectively.  As a percentage of sales, gross margins remained constant at 19.3% for the three months, and decreased to 18.5% from 22.9% for the nine months, ended September 30, 2011 and 2010, respectively. The three month gross margin was affected by raw material price increases which were offset by a price increase related to one product line.  The decrease in gross profit for the nine months was caused by a number of factors including escalating raw material and component part costs that we were unable to pass on to our customers, increased labor costs and labor inefficiencies associated with the severe snow damage at our Tulsa production facility that affected three production lines, caused eight and one-half days of lost production and adversely affected productivity due to the inability to properly heat and cool the facilities and manufacturing inefficiencies related to production facilities rearrangement.

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

The raw materials market was volatile during 2011 and 2010 due to the economic environment.   Prices increased by approximately 8% for steel, 22% for copper and 6% for aluminum from September 30, 2010 to September 30, 2011.  These price increases impacted our gross margins and may impact margins in future periods.

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

Selling, General and Administrative Expenses

SG&A expenses remained consistent at $5.4 million and $5.2 million for the three months and $16.7 million and $16.6 million for the nine months, ended September 30, 2011 and 2010, respectively.

Other Income (Expense)

Other expense stayed consistent at $0.1 million for the three months, and increased $0.5 million to $0.7 million from $0.2 million for the nine months, ended September 30, 2011 and 2010, respectively.  The increase is primarily due to repair expenses related to the damage to the west manufacturing roof at our Tulsa facility caused by a severe snowstorm in February 2011. We have an insurance deductible of $0.5 million.

Analysis of Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and occasionally, based on current liquidity at the time, the revolving bank line of credit.

General

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $2.4 million.  Borrowings available under the revolving credit facility at September 30, 2011, were $13.7 million.  Interest on borrowings is payable monthly at LIBOR plus 2.5% (2.7% at September 30, 2011).  No fees are associated with the unused portion of the committed amount.  We had a $14.0 million outstanding balance under the revolving credit facility at September 30, 2011.  We had no borrowings outstanding under the revolving credit facility at December 31, 2010.

On July 30, 2011, we renewed the line of credit with a maturity date of July 29, 2012.  The renewal increased our maximum borrowings to $30.0 million. Per the renewed agreement, interest on borrowings will be payable monthly at LIBOR plus 2.5% per annum, the tangible net worth requirement shall be at or above $95.0 million and our working capital requirement remains at $30.0 million until December 31, 2011. As of December 31, 2011, the working capital requirement minimum will be $35.0 million and as of June 30, 2012 will increase to $40.0 million.

At September 30, 2011, we were in compliance with our financial ratio covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2011 our tangible net worth was $125.3 million which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.45 to 1 which meets the requirement of not being above 2 to 1.  Our working capital was $41.7 million which meets the requirement of being at or above $30.0 million.  Effective January 1, 2011, as a requirement of our workers compensation insurance, our standby letter of credit was extended with an increase of $1.5 million to $2.4 million and will expire December 31, 2011.  We expect to renew our revolving credit agreement again in July 2012.  We do not anticipate that the current situation in the credit market will impact that renewal.

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

Cash Flows from Operating Activities

Net cash provided by operating activities decreased in the nine months ended September 30, 2011, by $12.4 million from the nine months ended September 30, 2010.  The decrease was primarily due to a decline in net income, accounts payable and accrued liabilities and increases in inventories, partially offset by a decrease in accounts receivable.

Cash Flows from Investing Activities

Cash flows used in investing activities were $20.3 million and $26.0 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in cash flows used in investing activities in 2011 was related to maturities of investments in certificates of deposit and corporate notes and bonds that were purchased in 2010, partially offset by an increase in capital expenditures.  Management utilizes cash flows provided from operating activities and investing activities to fund capital expenditures that are expected to increase growth and create efficiencies.  We expect to expend an additional $0.8 million in the remainder of 2011 for a building addition at the Tulsa facility and machinery and equipment to accommodate anticipated growth. We expect the cash requirements to be primarily provided by cash flows from operations, matured investments and borrowing from our revolving loan agreement.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $8.9 million for the nine months ended September 30, 2011 as compared to cash flows used in financing activities of $19.3 million for the nine months ended September 30, 2010.  The increase of cash provided by financing activities is due to borrowings on the revolving credit facility and decreases in the repurchase of stock and cash dividends paid.

We had a $14.0 million outstanding balance under the revolving credit facility at September 30, 2011.   We did not have an outstanding balance under the revolving credit facility at December 31, 2010. We repurchased shares of stock from employees’ 401(k) savings and investment plan in the amount of $2.7 million for 161,848 shares of stock and $18.4 million for 1,171,409 shares of stock for the nine months ended September 30, 2011 and 2010, respectively.

We received cash from stock options exercised of approximately $373,000 and classified the excess tax benefit of stock options exercised and restricted stock awards vested of approximately $176,000 in financing activities for the nine months ended September 30, 2011.  The cash received for options exercised and income tax effect partially offset the stock repurchase for the nine months ended September 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

With the July 30, 2011 renewal of the revolving credit facility, we are subject to interest rate risk of LIBOR plus 2.5%.  Prior to the renewal, the rate was the greater of 4% or LIBOR plus 2.5%.  At September 30, 2011, the outstanding balance under the revolving credit facility was $14.0 million.

Commodity Price Risk

Cost of goods sold consists primarily of labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The raw materials market was volatile during 2011 and 2010 due to the economic environment.  Prices increased by approximately 8% for steel, 22% for copper and 6% for aluminum from September 30, 2010 to September 30, 2011.  During 2010, we entered into an aluminum contract for 2011 purchases.  The contract price was below the average index price as of September 30, 2011.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of September 30, 2011.

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

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 1,275,000 shares) of our outstanding stock from time to time in open market transactions.  Through September 30, 2011, we repurchased a total of 717,740 shares under this program for an aggregate price of $11,509,433, or an average price of $16.04 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The number of shares to be repurchased is contingent upon the number of shares sold by employees. Through September 30, 2011, we repurchased 1,651,579 shares for an aggregate price of $20,706,227, or an average price of $12.54 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The number of shares to be repurchased is contingent upon the number of shares sold.  Through September 30, 2011, we repurchased 569,625 shares for an aggregate price of $7,894,792, or an average price of $13.86 per share.  We purchased the shares at current market prices.

The numbers of shares stated above have been adjusted for the three-for-two stock split effective June 13, 2011.

Repurchases during the third quarter of 2011 were as follows:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 2011	14,249	$22.88	14,249	-
August 2011	9,370	18.89	9,370	-
September 2011	22,914	16.33	22,914	-
Total	46,533	$18.85	46,533	-

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On May 4, 2011, the Company’s Board of Directors approved a three-for-two stock split of AAON’s outstanding stock for shareholders of record as of May 27, 2011.  The stock split was effected in the form of a 50% stock dividend which was distributed on June 13, 2011. The applicable share and per share data for all periods included herein has been restated to reflect the stock split.

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

AAON, INC.

Dated: November 8, 2011	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: November 8, 2011	By:	/s/ Kathy I. Sheffield
Kathy I. Sheffield Vice President/CFO