Form 10-Q
period 2012-03-31
AAON INC
filed 2012-05-08
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes   [_]       No   [X]

As of April 26, 2012 registrant had outstanding a total of 24,550,277 shares of its $.004 par value Common Stock.

AAON, Inc., and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2012	December 31, 2011
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$3,245	$13
Accounts receivable, net	34,523	34,137
Income tax receivable	10,253	10,016
Note receivable	27	27
Inventories, net	36,755	34,948
Prepaid expenses and other	805	723
Deferred tax assets	3,865	4,523
Total current assets	89,473	84,387
Property, plant and equipment:
Land	1,340	1,340
Buildings	57,399	56,057
Machinery and equipment	115,910	114,256
Furniture and fixtures	8,057	7,784
Total property, plant and equipment	182,706	179,437
Less: Accumulated depreciation	88,522	85,935
Property, plant and equipment, net	94,184	93,502
Note receivable, long-term	1,108	1,092
Total assets	$184,765	$178,981
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	-	4,575
Accounts payable	16,224	14,118
Accrued liabilities	25,111	19,994
Total current liabilities	41,335	38,687
Deferred tax liabilities	17,302	17,790
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 11,250,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 112,500,000 shares authorized, 24,563,272 and 24,618,324 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	98	98
Retained earnings	126,030	122,406
Total stockholders’ equity	126,128	122,504
Total liabilities and stockholders’ equity	$184,765	$178,981

AAON, Inc., and Subsidiaries
Consolidated Statements of Income
 (Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands except per share amounts)

Net sales	$64,957	$59,913
Cost of sales	51,439	48,275
Gross profit	13,518	11,638

Selling, general and administrative expenses	5,981	5,537
(Gain) loss on disposal of assets	(23)	6
Income from operations	7,560	6,095

Interest expense	(16)	(10)
Interest income	13	34
Other income (expense), net	48	(503)
Income before income taxes	7,605	5,616
Income tax provision	3,038	1,966

Net income	$4,567	$3,650

Earnings per share:
Basic	$0.19	$0.15
Diluted	$0.18	$0.15

Cash dividends declared per common share	$0.00	$0.00

Weighted average shares outstanding:
Basic	24,587	24,744
Diluted	24,772	24,939

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings
	(in thousands)

Balance at December 31, 2011	24,618	$98	$–	$122,406	$122,504
Net income	–	–	–	4,567	4,567
Stock options exercised and restricted stock awards vested, including tax benefits	5	–	68	–	68
Share-based compensation	–	–	169	–	169
Stock repurchased and retired	(60)	–	(237)	(943)	(1,180)
Balance at March 31, 2012	24,563	$98	$-	$126,030	$126,128

The accompanying notes are an integral part of these statements

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Operating Activities
Net income	$4,567	$3,650

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,394	2,703
Amortization of bond premiums	-	90
Provision for losses on accounts receivable, net of adjustments	4	(10)
Share-based compensation	169	175
Excess tax benefits from stock options exercised
and restricted stock awards vested	(13)	(10)
(Gain) Loss on disposition of assets	(23)	6
Effect of foreign currency (gain)loss	(23)	(60)
Deferred income taxes	170	(175)
Changes in assets and liabilities:
Accounts receivable	(390)	1,329
Income tax receivable	(237)	-
Inventories	(1,807)	(5,557)
Prepaid expenses and other	(82)	53
Accounts payable	712	666
Accrued liabilities	5,130	(1,445)
Net cash provided by operating activities	11,571	1,415

Investing Activities
Proceeds from sale of property, plant and equipment	300	35
Maturities of certificates of deposit	-	827
Maturities of investments	-	4,181
Proceeds from note receivable	7	7
Capital expenditures	(2,959)	(10,270)
Net cash used in investing activities	(2,652)	(5,220)

Financing Activities
Borrowings under revolving credit facility	13,111	12,643
Payments under revolving credit facility	(17,686)	(5,004)
Stock options exercised	55	59
Excess tax benefits from stock options exercised
and restricted stock awards vested	13	10
Repurchases of stock	(1,180)	(743)
Net cash (used in) provided by financing activities	(5,687)	6,965
Net increase in cash and cash equivalents	3,232	3,160
Cash and cash equivalents, beginning of year	13	2,393
Cash and cash equivalents, end of period	$3,245	$5,553

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of AAON, Inc., a Nevada corporation, and our operating subsidiaries, all of which are wholly-owned (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows.  We reevaluate our estimates and assumptions on an ongoing basis.

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in or critical accounting policies or management estimates.

2.  Revenue Recognition

Revenues are recognized when the products are shipped and the title and risk of ownership pass to the customer.  Final sales prices are fixed based on purchase orders.  Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates.

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

The Representatives do not provide us with a break-out of the amount of the total order price over the minimum sales price which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The due to Representatives amount is paid only after all amounts associated with the order is collected from the customer.

3.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

Accounts receivable	$37,784	$34,405
Less: Allowance for doubtful accounts	(261)	(268)
Total, net	$34,523	$34,137

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$268	$600
Provision for losses on accounts receivable	168	152
Adjustments to provision	(163)	(162)
Accounts receivable written off, net of recoveries	(12)	-
Balance, end of period	$261	$590

4.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	March 31, 2012	December 31, 2011
	(in thousands)

Raw materials	$32,775	$31,746
Work in process	2,306	1,979
Finished goods	1,974	1,523
	37,055	35,248
Less: Allowance for excess and obsolete inventories	(300)	(300)
Total, net	$36,755	$34,948

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period
Provision for excess and obsolete inventories	$300	$350
Adjustments to reserve	-	205
Inventories written off	-	(250)
Balance, end of period	-	-
	$300	$305

5.  Supplemental Cash Flow Information

We made interest payments of approximately $0.024 million and $0.010 million in the quarters ended March 31, 2012 and 2011 respectively.  We made no payments for income taxes during the quarter ended March 31, 2012 and $2.2 million were paid during the three months ended March 31, 2011.

Capital expenditures of approximately $2.9 million and $10.3 million were incurred in the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, $1.4 million of capital expenditures are accrued in accounts payable.

6. Accrued Liabilities

Accrued liabilities are as follows:	March 31, 2012	December 31, 2011
	(in thousands)

Warranties	$6,086	$6,093
Due to Representatives	8,519	7,891
Payroll	2,448	1,736
Workers’ compensation	792	886
Income taxes	3,038	-
Medical self-insurance	314	326
Employee benefits and other	3,914	3,062
Total	$25,111	$19,994

7.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million. Borrowings available under the revolving credit facility at March 31, 2012, were $29.1 million.  No fees are associated with the unused portion of the committed amount. We had no borrowings outstanding under the revolving credit facility at March 31, 2012 and $4.6 million outstanding at December 31, 2011.  Our weighted average interest rate for these borrowings was 2.76% at March 31, 2012 and 3.4% at December 31, 2011. We paid interest at a weighted average rate of 2.76% during the three months just ended, and 3.4% for the year ended December 31, 2011.

As of March 31, 2012, we were in compliance with our financial covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At March 31, 2012, our tangible net worth was $126.1 million and met the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.46 to 1, and met the requirement of not being above 2 to 1.  Our working capital was $48.1 million and met the requirement of being at or above $35.0 million.  Starting on June 30, 2012 our working capital requirement will change from $35.0 million to $40.0 million. We expect to renew our revolving credit agreement in July 2012.

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

The Company recognizes share-based compensation at fair value in the financial statements. The fair value of each share-based award is estimated at the date of grant using the Black-Scholes pricing model. Total compensation cost, net of estimated forfeitures, is amortized over the requisite service period of the related shared-based award.

We recognized approximately $0.094 million and $0.105 million for the three months ended March 31, 2012 and 2011, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income.  The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2012 is $1.0 million and is expected to be recognized over a weighted average period of 2.2 years.

We did not issue stock options during the quarter ended March 31, 2012 and 2011.

A summary of stock options outstanding is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at March 31, 2012	Weighted Average Exercise Price

6.45– 7.21	81,850	2.17	$6.91	$13.28	81,850	$6.91
7.53 – 10.66	221,250	5.43	9.76	10.43	172,650	9.63
10.75 – 13.79	171,200	5.61	12.29	7.90	129,840	12.09
15.51 – 21.57	170,500	8.89	16.28	3.91	16,200	15.91
Total	644,800	5.98	$11.79	$10.07	400,540	$10.12

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012	653,050	$11.77
Granted	-	-
Exercised	(5,250)	10.40
Forfeited or Expired	(3,000)	10.21
Outstanding at March 31, 2012	644,800	11.79	5.98	$5,416
Exercisable at March 31, 2012	400,540	$10.12	4.57	$4,032

No options were granted in the first quarter of 2012 and 2011.  The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was approximately $0.107 million and $0.105 million, respectively.  The cash received from options exercised during the three months ended March 31, 2012 and 2011, was approximately $0.055 million and $0.059 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:
	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2012	286,900	$5.97
Granted	-	-
Vested	(39,640)	4.58
Forfeited	(3,000)	4.36
Unvested at March 31, 2012	244,260	$6.22

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

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  We recognized approximately $0.075 million and $0.070 million for the three months ended March 31, 2012 and 2011, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of March 31, 2012, unrecognized compensation cost related to unvested restricted stock awards was approximately $0.391 million which is expected to be recognized over a weighted average period of 1.4 years.

A summary of the unvested restricted stock awards is as follows:
Shares

Unvested at January 1, 2012	37,350
Granted	-
Vested	-
Forfeited	-
Unvested at March 31, 2012	37,350

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

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands, except share and per share data)
Numerator:
Net income	$4,567	$3,650

Denominator:
Denominator for basic earnings per share – Weighted average shares	24,587,452	24,744,119
Effect of dilutive employee stock options and restricted stock awards	184,839	194,660
Denominator for diluted earnings per share – Weighted average shares	24,772,291	24,938,779
Earnings per share:
Basic	$0.19	$0.15
Diluted	$0.18	$0.15

Anti-dilutive shares	155,500	89,400
Weighted average exercise price	$16.35	$15.70

10.  Income Taxes

For the three months ended March 31, 2012, our effective tax rate was 40.0% compared to 35.0% for the same period in 2011. Our effective rate differs from the statutory federal rate of 35% for certain items, such as state and local taxes, the loss of certain State and Federal income tax credits, and certain return to provision adjustments.

As of March 31, 2012, we do not have any unrecognized tax benefits that if recognized would affect the effective tax rate.  We do not expect to record any unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to income tax balances in income tax expense.  For the quarter just ended March 31, 2012, we did not have any accruals for the potential payment of interest or penalties.

We made no payments for income taxes during the quarter ended March 31, 2012 and paid $2.2 million for income taxes in the same period a year ago.

We are currently under examination for our U.S. federal income taxes for 2008 and 2009 and are subject to examination for tax years 2010 and 2011, and to non-U.S. income tax examinations for the tax years of 2007 through 2010.  In addition, we are subject to state and local income tax examinations for the tax years 2006 through 2011. We believe our recorded tax liabilities as of March 31, 2012 sufficiently reflect the anticipated outcome of these examinations.

11. Stock Repurchases

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 1.3 million shares) of our outstanding stock from time to time in open market transactions.  Since the inception of the program and as of March 31, 2012, we have repurchased a cumulative total of approximately 0.718 million shares for an aggregate price of $11.5 million or at an average price of $16.04 per share.  We purchased the shares at current market prices. We did not repurchase any shares during the three months ended March 31, 2012.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  Through March 31, 2012, we repurchased 1.8 million shares for an aggregate price of $22.7 million or at an average price of $12.95 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  We did not repurchase any shares during the three months ended March 31, 2012. Since the inception of the program in 2006 and as of March 31, 2012, we have repurchased a cumulative total of approximately 0.580 million shares for an aggregate price of approximately $8.1 million or at an average price of $13.98 per share. These shares are purchased at current market prices.

12. Commitments and Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations, financial position or cash flows.

We are a party to several short-term, cancelable and non-cancelable, fixed and variable price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations these contracts.  These contracts are not accounted for as derivatives instruments because they meet the normal purchases and sales exemption.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada.  For the quarter just ended, foreign sales were approximately 6% of our total net sales and 7% of our 2011 first quarter sales.

Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate.  The recent state of the economy has negatively impacted the commercial and industrial new construction markets.  If there is a further decline in the economic activity in the U.S. or further deterioration in the capital markets it could affect the level of activity in the markets in which we operate and therefore could result in a decrease of our sales volume and profitability.  Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control.

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force.  Demand for our products is influenced by national and regional economic and demographic factors.  The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6 to 18 months.  Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population.  When new construction is down, we emphasize the replacement market.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.

The price levels of our raw materials have somehow moderated from the high prices we experienced a year ago, but the market continues to be volatile and unpredictable due to the economic environment and uncertainty in the financial and capital markets.   For the three months ended March 31, 2012, the price for steel increased by approximately 9.4%, while the cost for aluminum and copper slightly decreased approximately 2.7% and 1.6%, respectively from the quarter ended March 31, 2011.

We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of 6 to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations. In addition, from time to time we use derivative contracts to partially mitigate the volatility in the prices for some of these commodities. We have not entered into a derivative contract for any of our key raw materials during the quarter ended March 31, 2012 and 2011.

Key financial highlights impacting our financial condition, results of operations and cash position for the three months ended March 31, 2012 are as follows:

•
Net sales for the first quarter of 2012 increased by 8.4% to $64.9 million compared to $59.9 million for the same period in 2011. The increase in net sales was due to warmer than normal winter temperatures in comparison to a year ago and increase market share. These factors lead to increase demand for our products from new construction markets, coupled with slight price increases on some of our rooftop models earlier in the year.

•	Income from operations increased by $1.5 million, or 24% to $7.6 million from the same quarter a year ago.

•	We ended the quarter with a cash balance of $3.2 million and no debt in our balance sheet. Working capital was $48.1 million – an improvement of $2.4 million, or 5.3% from the fourth quarter of 2011.

•
Cash provided by operations was $11.6 million compared to $1.4 million in the first quarter of 2011. Cash used in in investing activities was $2.7 million, which is $2.5 million lower than the first quarter of 2011 of $5.2 million primarily as result of lower capital expenditures.

•
Net income was up by 25.1% or $0.917 million to $4.6 million in the first quarter of 2012 compared to a net income of $3.7 million for the same quarter in 2011. Basic and diluted earnings per share were $0.19 and $0.18 in the first quarter of 2012 compared to $0.15 in 2011.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)		Percent of sales
	2012	2011	$	%	2012	2011
Net sales	$64,957	$59,913	5,044	8.4	100	100
Cost of sales	51,439	48,275	3,164	6.6	79.2	80.6
Gross profit	13,518	11,638	1,880	16.2	20.8	19.4
Selling, general and administrative expenses	5,981	5,537	444	8.0	9.2	9.2
(Gain) loss on disposal of assets	(23)	6	29	(483.3)	0.0	0.0
Income from continuing operations	7,560	6,095	1,465	24.0	11.6	10.2
Interest expense	(16)	(10)	(6)	60.0	(0.0)	(0.0)
Interest income	13	34	(21)	(61.8)	0.0	0.0
Other income (expense), net	48	(503)	551	(109.5)	0.0	(0.8)
Income before income taxes	7,605	5,616	1,989	35.4	11.6	9.4
Income tax provision	3,038	1,966	1,072	54.5	4.7	3.3
Net income	$4,567	$3,650	917	25.1	6.9	6.1

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Net Sales

Net sales for the three month ended March 31, 2012 increased $5.0 million, or 8.4%, to $64.9 million from $59.9 million over the same period in 2011. The increase in net sales is primarily attributed to increase demand of our products in new construction markets and small targeted price increases for some of our rooftop models aided by warmer than normal winter temperatures as compared to the same period in 2011.

Gross Profit

For the quarter just ended March 31, 2012 gross profit increased $1.9 million, or 16.2% to $13.5 million from $11.6 million for the same period a year ago.  Gross margins as a percentage of net sales were 20.8% compared to 19.4%, an improvement of 1.4% from the first quarter of 2011, primarily due to higher production levels as a result of moderate improvement in the overall commercial and industrial construction spending activity, and improved sales mix led by our rooftop units coupled with small targeted price increases, partially offset by higher steel prices and component part and labor costs.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by $0.444 million, or 8.0% to $5.9 million for the quarter just ended compared to $5.5 million incurred in the first quarter of 2011. As a percentage of net sales, SG&A remained constant at 9.2% of total sales for the three months ended March 31, 2012 and 2011.  The increase in SG&A is primarily due to higher warranty charges, profit sharing expenses, professional services, salaries and employee benefits and insurance costs totaling in the aggregate approximately $0.804 million offset by a decrease in advertising expense of $0.400 million.

Other Income (Expense)

Other income was $0.048 million in the first quarter of 2012 compared to an expense of $0.503 million in the first quarter of 2011. For the quarter just ended, other income is the result of favorable foreign currency exchange rate and miscellaneous income. For the quarter ended March 31, 2011 other expense of $0.503 million was the result of repair expenses for approximately $0.5 million (our insurance deductible requirement) related to the damage of the roof for one of our manufacturing facilities in Tulsa caused by a severe snowstorm.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from our operating activities and the borrowing capacity under the revolving line of credit provided by the Bank of Oklahoma, National Association. Our primary uses of cash are working capital, capital expenditures, contractual obligations, stock repurchases, and dividend payments.

General

Our revolving credit facility provides for maximum borrowings of $30.0 million. We have a standby letter of credit that expires on December 31, 2012 of approximately $0.9 million, which meets the requirement for our worker’s compensation insurance program.  There are no fees associated with the unused portion of the committed amount.

During the quarter just ended March 31, 2012, we borrowed $13.1 million and made payments of $17.7 million under the revolving credit facility.   Interest on borrowings is payable monthly at LIBOR plus 2.5%.  We paid interest at a weighted average rate of 2.76% during the three months just ended, and 3.4% for the year ended December 31, 2011.

We had no outstanding balance under the revolving credit facility at March 31, 2012.  We had an outstanding balance of $4.6 million under the revolving credit facility at December 31, 2011 and $7.6 million at March 31, 2011.  Borrowings available under the revolving credit facility at March 31, 2012 were $29.1 million.

As of March 31, 2012, we were in compliance with the financial covenants in the revolving credit facility and anticipate our compliance will continue during the remainder of 2012.  These covenants require us to meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At March 31, 2012, our tangible net worth was $126.1 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.46 to 1, which meets the requirement of not being above 2 to 1.  Our working capital was $48.1 million which meets the requirement of being at or above $35.0 million.  Starting on June 30, 2012 our working capital requirement will change from $35.0 million to $40.0 million.

For the quarter just ended in 2012, we repurchased shares of stock under our authorized stock buyback programs, employees’ 401(k) savings, investment plan, and from options exercises of our directors and officers in the open market in the amount of $1.2 million for approximately 0.060 million shares, as compared to $0.743 million for approximately 0.038 million shares for the same period in 2011.

Management believes that our projected cash flows from operations and the revolving credit facility, or comparable financing, will provide the necessary liquidity and capital resources for fiscal year 2012 and the foreseeable future.  This expectation is based upon, among other things, our knowledge of the heating, ventilation, and air conditioning (“HVAC”) industry and our leadership in the industry, our sales volumes, market prices for our products, our ability to limit the growth of our business if necessary, our ability to adjust dividend cash payments, our relationship with the existing bank lender, and general industry and economic conditions.

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	2012	2011
	(in millions)

Net cash provided by operating activities	$11.6	$1.4
Net cash (used) in investing activities	(2.7)	(5.2)
Net cash (used) provided in financing activities	(5.7)	6.9

Cash Flows Provided by Operating Activities

In the first quarter of 2012, cash provided by operations amounted to $11.6 million as compared to $1.4 million in the first quarter of 2011. The increase in cash flows is due to higher net income of $0.917 million and favorable change in working capital. Significant fluctuations in working capital were as follows:

•	Inventory levels resulted in a use of cash of $1.8 million for the three months ended March 31, 2012 compared to $5.6 million for the same period in 2011 primarily due to increased sales and backlog.

•	Increased accounts receivable was a use of cash of $0.390 million during the quarter primarily as a result of our increased sales over the fourth quarter of 2011.

•	Payables and accrued expenses increased cash by $5.8 million mainly as a result of increased purchases of inventories and accrued liabilities for income taxes, payroll and employee benefits.

Cash Flows Used in Investing Activities

Cash used in investing activities was $2.7 million in the first quarter of 2012 as compared to cash used in investing activities of $5.2 million for the same period of 2011. The 2012 use of cash in investing activities is primarily related to capital expenditures of $2.9 million, partially offset by proceeds from the sale of assets of approximately $0.300 million.

Cash Flows (Used in) Provided by Financing Activities

Cash used in financing activities was $5.7 million in the first quarter of 2012 compared to $6.9 million provided by financing activities for the same period of 2011. The most significant items affecting the comparison of our financing cash flows for these quarters primarily relate to increase payments in the first quarter of 2012 of approximately $12.7 million to our revolving line of credit and repurchases of stock of approximately $0.437 million under the share repurchase program.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2012, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Contractual Obligations.”

Critical Accounting Policies

There has been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “will”, “should”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon a rate of LIBOR plus 2.5%.  At March 31, 2012, the available balance under the revolving credit facility was $29.1 million.

Commodity Price Risk

Our exposure to commodity cost risk is related primarily to the price of copper, steel, and aluminum, as these are major components of our product cost.  We are exposed to volatility in the prices of these commodities and occasionally we use fixed price cancellable and non-cancellable contracts with our major suppliers for periods of 6 to 18 months to manage this exposure.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that due to a material weakness in inventory valuation, these disclosure controls and procedures were not effective as of March 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the material weakness, the Company performed additional analysis and other post-closing procedures to insure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the quarter ended March 31, 2012.  As a result, notwithstanding the material weakness described below, management concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

The material weakness is the result of certain key controls not operating effectively to prevent errors related to the valuation of inventory impacted by manual processes.

Changes in internal controls

In response to the material weakness in internal control over financial reporting described above, we are undertaking additional efforts to remediate the material weakness, including enhancement and implementation of additional controls in the oversight and review of inventory costing standards and procedures.  Management has immediately substituted personnel with elevated capabilities in the analysis and implementation of the cost entries, pending determination of final controls in the oversight and review of inventory costing standards and procedures.

The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.  The remediation and ultimate resolution of our material weakness will be reviewed with the Audit Committee of our Board of Directors.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no other material changes to the risk factors included in our 2011 Annual Report, other than the risk described below.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 4 of Part I of this report, management identified a material weakness in our internal control over financial reporting related to our valuation of inventory. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this report. We are actively engaged in developing a remediation plan designed to address this material weakness. See Item 4 “Controls and Procedures.” If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On November 6, 2007, our Board of Directors authorized a stock buyback program, targeting repurchases of up to approximately 10% (2.7 million shares) of our outstanding stock from time to time in open market transactions. On May 12, 2010, we completed the stock buyback program.  Through May 12, 2010, we repurchased a total of 2,700,000 shares under this program for an aggregate price of $36,061,425, or an average price of $13.36 per share.  We purchased the shares at current market prices.

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 1,275,000 shares) of our outstanding stock from time to time in open market transactions.  Through March 31, 2012, we repurchased a total of 717,740 shares under this program for an aggregate price of $11,509,433, or an average price of $16.04 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through March 31, 2012, we repurchased 1.8 million shares for an aggregate price of $22.7 million, or an average price of $12.95 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased is contingent upon the number of shares sold.  Through March 31, 2012, we repurchased 579,625 shares for an aggregate price of $8.1 million, or an average price of $13.98 per share.  We purchased the shares at current market prices.

Repurchases during the first quarter of 2012 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 2012	18,598	$20.18	18,598	-

February 2012	27,918	19.45	27,918	-

March 2012	13,786	19.20	13,786	-
Total	60,302	$19.62	60,302	-

Item 4.  Mine Safety Disclosures

Not applicable

Item 4A.  Submission of Matters to a Vote of Security Holders.

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

AAON, INC.

Dated: May 8, 2012	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: May 8, 2012	By:	/s/ Kathy I. Sheffield
Kathy I. Sheffield Vice President/CFO