Form 10-Q
period 2012-06-30
AAON INC
filed 2012-08-08
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

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

Yes     ✓                                     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     ✓                                     No                                             Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer ✓
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                             No     ✓

As of July 27, 2012 registrant had outstanding a total of 24,530,687 shares of its $.004 par value Common Stock.

AAON, Inc., and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,082	$13
Certificates of deposit	2,259	-
Investments held to maturity at amortized cost	1,254	-
Accounts receivable, net	52,087	34,137
Income tax receivable	197	10,016
Note receivable	27	27
Inventories, net	39,142	34,948
Prepaid expenses and other	814	723
Deferred tax assets	4,330	4,523
Total current assets	103,192	84,387
Property, plant and equipment:
Land	1,340	1,340
Buildings	58,757	56,057
Machinery and equipment	116,255	114,256
Furniture and fixtures	8,318	7,784
Total property, plant and equipment	184,670	179,437
Less: Accumulated depreciation	91,472	85,935
Property, plant and equipment, net	93,198	93,502
Certificates of deposit	2,015	-
Investments held to maturity at amortized cost	4,079	-
Note receivable, long-term	1,070	1,092
Total assets	$203,554	$178,981
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	7,259	4,575
Accounts payable	16,978	14,118
Dividends payable	2,950	-
Accrued liabilities	27,656	19,994
Total current liabilities	54,843	38,687
Deferred tax liabilities	16,722	17,790
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 11,250,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 112,500,000 shares authorized, 24,543,861 and 24,618,324 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	98	98
Retained earnings	131,891	122,406
Total stockholders’ equity	131,989	122,504
Total liabilities and stockholders’ equity	$203,554	$178,981

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$83,333	$69,076	$148,290	$128,989
Cost of sales	62,230	57,339	113,669	105,614
Gross profit	21,103	11,737	34,621	23,375
Selling, general and administrative expenses	6,899	5,711	12,880	11,248
(Gain) loss on disposal of assets	10	(14)	(13)	(8)
Income from operations	14,194	6,040	21,754	12,135
Interest expense	(11)	(104)	(27)	(114)
Interest income	2	31	15	65
Other income (expense), net	(51)	(65)	(3)	(568)
Income before income taxes	14,134	5,902	21,739	11,518
Income tax provision	4,837	2,063	7,875	4,029
Net income	$9,297	$3,839	$13,864	$7,489
Earnings per share
Basic	$0.38	$0.16	$0.56	$0.30
Diluted	$0.38	$0.15	$0.56	$0.30
Cash dividends declared per common share:	$0.12	$0.12	$0.12	$0.12
Weighted average shares outstanding:
Basic	24,552	24,715	24,570	24,730
Diluted	24,728	24,923	24,750	24,931

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2011	24,618	$98	$–	$122,406	$122,504
Net income	–	–	–	13,864	13,864
Stock options exercised and tax benefits	23	–	102	–	102
Share-based compensation	–	–	364	–	364
Dividends	–	–	–	(2,950)	(2,950)
Stock repurchased and retired	(97)	–	(466)	(1,429)	(1,895)
Balance at June 30, 2012	24,544	$98	$–	$131,891	$131,989

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net income	$13,864	$7,489

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,747	5,449
Amortization of bond premiums	20	137
Provision for losses on accounts receivable, net of adjustments	(1)	(106)
Share-based compensation	364	346
Excess tax benefits from stock options exercised and restricted stock awards vested	(33)	(77)
Gain on disposition of assets	(13)	(8)
Foreign currency transaction (gain) losses	7	(59)
Deferred income taxes	(875)	314
Changes in assets and liabilities:
Accounts receivable	(17,949)	(2,687)
Income tax receivable	5,801	-
Inventories	(4,194)	(11,709)
Prepaid expenses and other	(91)	234
Accounts payable	4,215	10,957
Accrued liabilities	11,714	(105)
Net cash provided by operating activities	19,576	10,175

Investing Activities
Proceeds from sale of property, plant and equipment	306	49
Investment in certificates of deposits	(4,274)	-
Maturities of certificates of deposits	-	1,263
Purchases of investments held to maturity	(5,624)	-
Maturities of investments	-	7,055
Proceeds from called investment	270	-
Capital expenditures	(8,091)	(24,907)
Principal payments from note receivable	15	14
Net cash used in investing activities	(17,398)	(16,526)

Financing Activities
Borrowings under revolving credit facility	27,108	36,231
Payments under revolving credit facility	(24,424)	(28,603)
Stock options exercised	69	132
Excess tax benefits from stock options exercised and restricted stock awards vested	33	77
Repurchases of stock	(1,895)	(1,779)
Cash dividends paid to stockholders	-	(9)
Net cash provided by financing activities	891	6,049
Net increase (decrease) in cash and cash equivalents	3,069	(302)
Cash and cash equivalents, beginning of year	13	2,393
Cash and cash equivalents, end of period	$3,082	$2,091

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows.  We reevaluate our estimates and assumptions on an ongoing basis.

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in our critical accounting policies or management estimates.

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

3.   Certificates of Deposits

We have $4.3 million invested in a certificate of deposits as of June 30, 2012 with maturities of two years or less with interest rates ranging from 0.20% to 0.85% per annum.  We had no investments in certificates of deposit at December 31, 2011.

4.  Investments Held to Maturity

Our investments held to maturity at June 30, 2012 include $5.3 million of corporate notes and bonds with contractual maturities of two years or less.  We had no investments held to maturity at December 31, 2011.The investments have moderate risk with S&P ratings ranging from A- to BBB-.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity:

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
	(in thousands)

Current Assets:
Investments held to maturity	$1,254	$(3)	$1,251
Non-current Assets:
Investments held to maturity	$4,079	$(12)	$4,067
Total	$5,333	$(15)	$5,318

During the quarter just ended we received proceeds of $0.270 million from the sale of an investment called by the original seller.

5.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)

Accounts receivable	$52,329	$34,405
Less: Allowance for doubtful accounts	(242)	(268)
Total, net	$52,087	$34,137

	Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$268	$600
Provision for losses on accounts receivable	380	326
Adjustments to provision	(381)	(432)
Accounts receivable written off, net of recoveries	(25)	(24)
Balance, end of period	$242	$470

6.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Inventory balances are as follows:
	June 30, 2012	December 31, 2011
	(in thousands)

Raw materials	$35,458	$31,746
Work in process	1,860	1,979
Finished goods	2,124	1,523
	39,442	35,248
Less: Allowance for excess and obsolete inventories	(300)	(300)
Total, net	$39,142	$34,948

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)

Allowance for excess and obsolete inventories:
Balance, beginning of period	$300	$350
Provision for excess and obsolete inventories	-	205
Adjustments to reserve	-	(250)
Inventories written off	-	-
Balance, end of period	$300	$305

7. Accrued Liabilities

Accrued liabilities are as follows:	June 30, 2012	December 31, 2011
	(in thousands)

Warranties	$6,575	$6,093
Due to Representatives	11,355	7,891
Payroll and profit sharing	3,431	1,736
Workers’ compensation	827	886
Income Taxes	993	-
Medical self-insurance	333	326
Employee benefits and other	4,142	3,062
Total	$27,656	$19,994

8.  Supplemental Cash Flow Information

Interest payments of approximately $0.026 million and $0.092 million were made related to our revolving credit facility during the six months ended June 30, 2012 and 2011, respectively.

Payments for income taxes of $3.7 million and $3.2 million were made during the six months ended June 30, 2012 and 2011.

Accrued income tax payable was reduced by previous year tax over payments and NOLs of approximately $4.0 million.

Capital expenditures accrued in accounts payable for the six months ended June 30, 2012 and 2011 included $2.5 million and $0.647 million, respectively.

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  Borrowings available under the revolving credit facility at June 30, 2012, were $21.8 million.

Borrowings outstanding under the revolving credit facility at June 30, 2012, were $7.3 million and $4.6 million outstanding at December 31, 2011.  Our weighted average interest rate for these borrowings was approximately 2.8% at June 30, 2012 and 3.4% at December 31, 2011. No fees are associated with the unused portion of the committed amount.

As of June 30, 2012, we were in compliance with our financial covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At June 30, 2012, our tangible net worth was $132 million and met the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was .54 to 1, and met the requirement of not being above 2 to 1.  Our working capital was $48.3 million and met the requirement of being at or above $40.0 million.

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

We recognized approximately $0.115 million and $0.099 million for the three months ended and $0.209 million and $0.205 million for the six months ended June 30, 2012 and 2011, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income. The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2012 is $2.7 million and is expected to be recognized over a weighted average period of 2.7 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options:

	Six Months Ended
	June 30, 2012	June 30, 2011

Directors and Officers:
Expected dividend yield	1.23%	N/A
Expected volatility	47.54%	N/A
Risk-free interest rate	1.19%	N/A
Expected life	7.0 years	N/A
Forfeiture rate	0%	N/A
Employees:
Expected dividend yield	1.23%	N/A
Expected volatility	46.0%	N/A
Risk-free interest rate	1.19%	N/A
Expected life	8.0 years	N/A
Forfeiture rate	31%	N/A

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

A summary of stock options outstanding is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at June 30, 2012	Weighted Average Exercise Price

6.45 – 7.21	81,100	1.91	$6.91	$11.94	81,100	$6.91
7.53 – 10.66	220,350	5.17	9.75	9.10	169,950	9.62
10.75 – 13.79	171,200	5.36	12.29	6.56	128,900	12.08
15.51 – 21.57	456,575	9.41	18.28	0.57	28,200	15.74
Total	929,225	7.01	$14.16	$8.57	408,150	$10.28

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012	653,050	$11.77
Granted	286,075	19.47
Exercised	(6,900)	10.03
Forfeited or Expired	(3,000)	10.21
Outstanding at June 30, 2012	929,225	14.16	7.01	$4,358
Exercisable at June 30, 2012	408,150	$10.28	4.41	$3,497

The weighted average grant date fair value of options granted during the six months ended June 30, 2012 was $8.52. No options were granted for the six months ended June 30, 2011. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was approximately $0.1 million and $0.6 million, respectively.  The cash received from options exercised during the six months ended June 30, 2012 and 2011, was approximately $0.07 million and $0.1 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2012	286,900	$5.97
Granted	286,075	8.52
Vested	(48,900)	5.09
Forfeited	(3,000)	4.36
Unvested at June 30, 2012	521,075	$7.46

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

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  We recognized approximately $0.079 million and $0.072 million for the three months and $0.154 million and $0.141 million for the six months ended June 30, 2012 and 2011, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of June 30, 2012, unrecognized compensation cost related to unvested restricted stock awards was approximately $0.607 million which is expected to be recognized over a weighted average period of 1.6 years.

A summary of the unvested restricted stock awards is as follows:

Shares

Unvested at January 1, 2012	37,350
Granted	15,750
Vested	(15,825)
Forfeited	-
Unvested at June 30, 2012	37,275

11.  Earnings Per Share

On May 4, 2011, the Company’s Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend which was distributed to shareholders of record on June 13, 2011. All per share and weighted average share amounts in the accompanying condensed consolidated financial statements for all periods included herein have been restated to reflect the stock split.

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.  Dilutive common shares consist primarily of stock options and restricted stock awards.

The computations of basic and diluted earnings per share were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Numerator:
Net income	$9,297	$3,839	$13,864	$7,489

Denominator:
Denominator for basic earnings per share – Weighted average shares	24,552,433	24,715,128	24,569,942	24,729,543
Effect of dilutive employee stock options and restricted stock awards	175,252	207,702	180,046	201,181
Denominator for diluted earnings per share – Weighted average shares	24,727,685	24,922,830	24,749,988	24,930,724
Earnings per share:
Basic	$0.38	$0.16	$0.56	$0.30
Diluted	$0.38	$0.15	$0.56	$0.30

Anti-dilutive shares	467,825	81,750	467,825	81,750
Weighted average exercise price	$18.37	$16.00	$18.37	$16.00

12.  Income Taxes

For the six months ended June 30, 2012, our effective tax rate was 36.0% compared to 35.0% for the same period in 2011. Our effective rate differs from the statutory federal rate of 35.0% for certain items, such as state and local taxes, certain State and Federal income tax credits, and certain return to provision adjustments.  The change in our effective tax rate from 2011 reflects the loss of certain tax credits.

As of June 30, 2012, we do not have any unrecognized tax benefits that if recognized would affect the effective tax rate. We do not expect to record any unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to income tax balances in income tax expense. For the quarter just ended June 30, 2012, we did not have any accruals for the potential payment of interest or penalties.

We made payments of $3.7 million for income taxes during the quarter ended June 30, 2012 and paid $3.2 million for income taxes in the same period a year ago.

For the quarter just ended, we received a tax refund of $5.8 million from the IRS. We applied 2011 tax over payments and NOLs to offset current estimated tax payments and estimated income taxes payable that resulted in net cash savings of approximately $4.0 million.

We have recently closed the examination for our U.S. Federal Income Taxes for 2008 and 2009.  All adjustments have been reflected in our financial statements.  Additionally we are subject to examination for tax year 2010, and to non-U.S. income tax examinations for the tax years of 2007 through 2010. In addition, we are subject to state and local income tax examinations for the tax years 2006 through 2010.   We believe our recorded tax liabilities as of June 30, 2012 sufficiently reflect the anticipated outcome of these examinations.

13. Stock Repurchase

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 1.3 million shares) of our outstanding stock from time to time in open market transactions.  Since the inception of the program and as of June 30, 2012, we have repurchased a cumulative total of approximately 0.718 million shares for an aggregate price of $11.5 million or at an average price of $16.04 per share.  We purchased the shares at current market prices. We did not repurchase any shares under this stock buyback program during the six months ended June 30, 2012.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  Through June 30, 2012, we repurchased 1.8 million shares for an aggregate price of $23.4 million or at an average price of $13.09 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  We did not repurchase any shares during the six months ended June 30, 2012. Since the inception of the program in 2006 and as of June 30, 2012, we have repurchased a cumulative total of approximately 0.580 million shares for an aggregate price of approximately $8.1 million or at an average price of $13.98 per share. These shares are purchased at current market prices.

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

16. Subsequent Events

On July 29, 2012, we renewed our $30 million line of credit with a new maturity date of July 28, 2013.  Pursuant the renewed agreement, interest on borrowings are payable monthly at LIBOR plus 2.5% per annum, with our obligation to meet a tangible net worth requirement of or above $95.0 million and a working capital requirement of or above $40.0 million. We expect to renew our revolving credit agreement in July 2013.

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

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada. For the quarter just ended, foreign sales were approximately 5% of our total net sales.

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

The price levels of our raw materials have somehow moderated from the high prices we experienced a year ago, but the market continues to be volatile and unpredictable due to the economic environment and uncertainty in the financial and capital markets.  For the six months ended June 30, 2012, the price for steel increased by approximately 2%, while the cost for aluminum and copper decreased approximately 5% and 4%, respectively from the same period a year ago.

We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of 6 to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations. In addition, from time to time we use derivative contracts to partially mitigate the volatility in the prices for some of these commodities. We have not entered into a derivative contract for any of our key raw materials during the quarter ended June 30, 2012 and 2011.

Key financial highlights impacting our financial condition, results of operations and cash position for the quarter ended June 30, 2012 are as follows:

•
We had record net sales in the Company’s history for the three months and six months ended on June 30, 2012 of $83.3 million and $148.3 million, respectively an increase of $14.3 million or 20.6%, and $19.3 million or 14.9% each as compared to the same period in 2011.

•
Income from operations increased by $8.2 million, or 135% to $14.2 million for the three months ended as compared to $6.0 million in 2011, and $9.6 million, or 79.3% to $21.8 million in the first half of 2012 compared to the first half of 2011.

•
We declared dividends of $0.12 per share or $2.9 million payable to our shareholders on July 2, 2012. Working capital was $48.3 million – an improvement of $8.9 million, or 23% from the same period a year ago.

•
Cash provided by operations was $19.6 million compared to $10.2 million in the second quarter of 2011. Cash used in investing activities was $17.4 million and $16.5 million for the same period in 2011.

•
Net income for the second quarter was up by 142.2% or $5.5 million to $9.3 million compared to $3.8 million in 2011. Diluted earnings per share were $0.38 and $0.56 for the three months and six months ended on June 30, 2012 compared to $0.15 and $0.30 for the same periods in 2011.

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in thousands):

	Three Months Ended June 30,
			Increase (Decrease)		Percent of sales
	2012	2011	$	%	2012	2011
Net sales	$83,333	$69,076	14,257	20.6	100.0	100.0
Cost of sales	62,230	57,339	4,891	8.5	74.7	83.0
Gross profit	21,103	11,737	9,366	79.8	25.3	17.0
Selling, general and administrative expenses	6,899	5,711	1,188	20.8	8.3	8.3
(Gain) loss on disposal of assets	10	(14)	24	(171.4)	0.0	(0.0)
Income from continuing operations	14,194	6,040	8,154	135.0	17.0	8.7
Interest expense	(11)	(104)	93	(89.4)	(0.0)	(0.1)
Interest income	2	31	(29)	(93.6)	(0.0)	0.0
Other income (expense), net	(51)	(65)	14	(21.5)	(0.0)	(0.0)
Income before income taxes	14,134	5,902	8,232	139.5	17.0	8.6
Income tax provision	4,837	2,063	2,774	134.5	5.8	3.0
Net income	$9,297	$3,839	5,458	142.2	11.2	5.6

Net Sales

Net sales in the second quarter of 2012 increased $14.3 million, or 20.6%, to $83.3 million from $69.1 million compared to the same period in 2011. The increase in net sales is primarily attributed to gains in market share in the new commercial and industrial construction, and replacement markets and the result of product price increases introduced earlier in the year.

Gross Profit

Gross profit increased $9.4 million, or 79.8% to $21.1 million, in the second quarter of 2012 from $11.7 million in 2011. As a percentage of sales, gross margins were 25.3% in the quarter just ended compared to 17.0% in 2011. The improvement in gross margins can be attributed to higher and improved productivity due to our new sheet metal fabrication equipment put in service during the fourth quarter of 2011 and revamped production lines that resulted in the favorable absorption of fixed overhead costs due to higher production volume and greater manufacturing efficiencies, partially offset by higher component costs of steel, component parts and labor costs.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by $1.2 million, or 20.8% to $6.9 million for the quarter just ended compared to $5.7 million in 2011. As a percentage of net sales, SG&A remained constant at 8.3% of total sales in the second quarter of 2012 and 2011.  The increase in SG&A is primarily due to higher profit sharing expense of approximately $0.794 million a result of higher operating income before income taxes, and higher warranty charges of $0.115 million and bad debt expense of $0.069 million as a result of increased sales in the quarter just ended compared to 2011, and insurance expense of approximately $0.032 million.

Other Income (Expense), net

Other expense, net was $0.051 million in the second quarter of 2012 compared to an expense of $0.065 million in 2011. For the quarter just ended, other expense is primarily driven by foreign currency exchange rate losses of $0.030 million, realized loss of $0.001 million and miscellaneous non-operating charges of approximately $0.019 million.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in thousands):

	Six Months Ended June 30,
			Increase (Decrease)		Percent of sales
	2012	2011	$	%	2012	2011
Net sales	$148,290	$128,989	19,301	14.9	100.0	100.0
Cost of sales	113,669	105,614	8,055	7.6	76.7	81.9
Gross profit	34,621	23,375	11,246	48.1	23.3	18.1
Selling, general and administrative expenses	12,880	11,248	1,632	14.5	8.7	8.7
(Gain) loss on disposal of assets	(13)	(8)	(5)	62.5	0.0	0.0
Income from continuing operations	21,754	12,135	9,619	79.3	14.6	9.4
Interest expense	(27)	(114)	87	(76.3)	(0.0)	(0.1)
Interest income	15	65	(50)	(76.9)	0.0	0.0
Other income (expense), net	(3)	(568)	565	(99.5)	(0.0)	(0.4)
Income before income taxes	21,739	11,518	10,221	88.7	14.6	8.9
Income tax provision	7,875	4,029	3,846	95.5	5.3	3.1
Net income	$13,864	$7,489	6,375	85.1	9.3	5.8

Net Sales

Net sales increased $19.3 million or 14.9 % to $148.3 million in the first half of 2012 compared to $128.9 million in the same period in 2011. The overall increase in net sales is the result of warm winter weather that pulled forward construction and manufacturing spending activity early in the first half of the year. In addition, the increase is driven by gain in market share from new construction and replacement markets and product price increases introduced earlier in the year.

Gross Profit

Gross profit increased $11.2 million, or 48.1% to $34.6 million, in the first half of 2012 from $23.4 million in 2011. As a percentage of sales, gross margins were 23.3% for the six months ended June 30, 2012 compared to 18.1% for the same period in 2011. The improvement in gross margins can be attributed to higher and improved productivity due to our new sheet metal fabrication equipment put in service during the fourth quarter of 2011 and revamped production lines as a result of that resulted in the favorable absorption of fixed overhead costs due to higher production volume and greater manufacturing efficiencies, partially offset by higher component costs of steel, component parts and labor costs.

For the same period in 2011, gross profit was impacted by increased labor costs and labor inefficiencies associated with a severe snowstorm that caused some damages to one of our Tulsa production facilities that affected three production lines that resulted in lost production days. Also, gross margin was impacted by our inability to pass to our customers escalating costs of part components and raw material in the form of price increases.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by $1.6 million, or 14.5% to $12.9 million for the six months just ended compared to $11.3 million incurred in the same period a year ago. As a percentage of net sales, SG&A remained constant at 8.7% of total sales in the first half of 2012 and 2011.  The increase in SG&A is primarily due to higher profit sharing expenses of $0.969 million as a result of higher operating income before income taxes in the first half of 2012 compared to 2011, and higher warranty charges of $0.398 million and bad debt expense of approximately $0.093 million as a result of higher sales.

Other Income (Expense), net

Other expense, net was $0.003 million in the first half of 2012 compared to $0.568 million in 2011. Other expense, net was higher in 2011 as the Company incurred repair expenses to repair damages to the roof of one of our manufacturing facilities in Tulsa caused by a severe snowstorm in February 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from our operating activities and the borrowing capacity under the revolving line of credit provided by the Bank of Oklahoma, National Association. Our primary uses of cash are working capital, capital expenditures, contractual obligations, stock repurchases, and dividend payments.

General

At June 30, 2012 our revolving credit facility provided for maximum borrowings of $30.0 million. We have a standby letter of credit that expires on December 31, 2012 of approximately $0.9 million, which meets the requirement for our worker’s compensation insurance program.  There are no fees associated with the unused portion of the committed amount.

During the quarter just ended June 30, 2012, we borrowed $14 million and made payments of $6.7 million under the revolving credit facility.   Interest on borrowings is payable monthly at LIBOR plus 2.5%.  We paid interest at a weighted average rate of 2.8% during the six months just ended, and 3.4% for the year ended December 31, 2011.

We had an outstanding balance of $7.3 million under the revolving credit facility at June 30, 2012 and $4.6 million at December 31, 2011.  Borrowings available under the revolving credit facility at June 30, 2012 were $21.8 million.

As of June 30, 2012, we were in compliance with the financial covenants in the revolving credit facility and anticipate our compliance will continue during the remainder of 2012.  These covenants require us to meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At June 30, 2012, our tangible net worth was $132 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was .54 to 1, which meets the requirement of not being above 2 to 1.  Our working capital was $48.3 million which meets the requirement of being at or above $40.0 million.

On July 29, 2012, we renewed our $30 million line of credit with a new maturity date of July 28, 2013.  Pursuant the renewed agreement, interest on borrowings are payable monthly at LIBOR plus 2.5% per annum, with our obligation to meet a tangible net worth requirement of or above $95.0 million and a working capital requirement of or above $40.0 million. We expect to renew our revolving credit agreement in July 2013.

For the six months just ended in 2012, we repurchased shares of stock from our employees’ 401(k) savings and investment plan in the amount of $1.9 million for approximately 0.097 million shares, as compared to $1.8 million for approximately 0.086 million shares for the same period in 2011.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the first half of 2012. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	2012	2011
	(in millions)

Net cash provided by operating activities	$19.6	$10.2
Net cash (used) in investing activities	(17.4)	(16.5)
Net cash provided by financing activities	0.891	6.0

Cash Flows Provided by Operating Activities

For the first six months of 2012, cash provided by operations amounted to $15.7 million as compared to $10.2 million in the same period in 2011. The increase in cash flows is due to higher net income of $13.9 million in 2012 and favorable change in working capital. Significant fluctuations in working capital were as follows:

•
Inventory levels resulted in a use of cash of $4.2 million for the first six months of 2012 compared to a use of cash of $11.7 million for the same period in 2011 primarily due as a result of increased sales and backlog.

•	Increased accounts receivable was a use of cash of $17.9 million during the first six months primarily as a result of increased sales especially during the last two months of the quarter.

•
Payables and accrued expenses increased cash by $15.9 million mainly as a result of increased purchases of inventories and accrued liabilities for payroll, employee benefits and commissions due to our representatives.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $17.4 million for the first six months of 2012 as compared to cash used of $16.5 million for the same period of 2011. For the quarter just ended cash used in investing activities includes investments of $9.9 million in certificate of deposits and corporate bonds and notes, and capital expenditures of $4.2 million, offset by proceeds from the sale of assets of approximately $0.306 million.   For the same period in 2011, we invested $24.9 million in capital expenditures offset by proceeds of approximately $8.3 million from investments.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $0.891 million for the first six months of 2012 compared to $6.0 million for the same period in 2011. The most significant items affecting the comparison of our financing cash flows for these periods primarily relate to a decrease in net borrowings activity from our revolving line of credit of $4.9 million and increase in repurchases of stock of $0.116 million under the share repurchase program.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2012, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Contractual Obligations.”

Critical Accounting Policies

There has been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon a rate of LIBOR plus 2.5%.  At June 30, 2012, the available balance under the revolving credit facility was $21.8 million.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2012, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As previously reported in the first quarter, we identified a material weakness in our internal control over financial reporting as certain controls that were previously implemented to ensure that the portion of our raw material inventory, which is managed using a standard costing system, was recorded at the proper historical cost, but did not operate as designed as of March 31, 2012.  Those controls operated effectively as of June 30, 2012 and, consequently, had no negative impact on our overall assessment of our disclosure controls and procedures as of June 30, 2012.

Changes in internal controls

In response to the material weakness in internal control over financial reporting encountered during the first quarter of 2012, we are undertaking actions to further strengthen our internal controls related to the valuation of inventory.  Although we believe our existing internal controls are designed effectively to provide reasonable assurance that the financial statements are free of material misstatements provided that those internal controls operate as designed, we have decided to supplement our existing internal controls to further reduce the likelihood that material weaknesses will develop.  Our plans include the enhancement and implementation of additional controls in the oversight and review of inventory costing standards and procedures.  In addition, we have substituted personnel with elevated capabilities in the review of entries related to inventory valuation.  Lastly, we have begun the process of adding automated, system based, controls to processes that have traditionally relied on manual detective controls to further strengthen our system of internal controls.

We had not begun implementation of any changes to our internal controls during the second quarter of 2012.  Implementation is expected to occur during the last half of the year.

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION
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

During the first quarter of 2012 we identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 4 of Part I of this report, during the quarter ended March 31, 2012, management identified a material weakness in our internal control over financial reporting related to our valuation of inventory. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of the last day of the quarter ended March 31, 2012. We are actively engaged in developing a remediation plan designed to address this material weakness. See Item 4 “Controls and Procedures.” If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 1.3 million shares) of our outstanding stock from time to time in open market transactions.  Through June 30, 2012, we repurchased a total of 0.718 million shares under this program for an aggregate price of $11.5 million, or an average price of $16.04 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased is contingent upon the number of shares sold.  Through June 30, 2012, we repurchased 0.580 million shares for an aggregate price of $8.1 million, or an average price of $13.98 per share.  We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through June 30, 2012, we repurchased 1.8 million shares for an aggregate price of $23.4 million, or an average price of $13.09 per share.  We purchased the shares at current market prices.

Repurchases during the second quarter of 2012 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 2012	13,540	$19.62	13,540	-

May 2012	9,952	$19.34	9,952	-

June 2012	13,320	$19.38	13,320	-

Total	36,812	$19.46	36,812	-

Item 4.  Mine Safety Disclosures

Not applicable

Item 4A.  Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 15, 2012.  The Stockholders voted on the following:

To elect each of the nominees listed below to the Company’s Board of Directors to serve until the 2015 Annual Meeting of Stockholders or until their respective successors are elected and qualified based on the following votes:

Director	“For”	“Against”	“Abstain”	“Broker Non-Votes”
Norman H. Asbjornson	18,392,030	0	549,353	0
John B. Johnson, Jr.	17,684,546	0	1,256,837	0
Joseph E. Cappy	18,542,074	0	399,309	0

Item 5.  Other Information.

On May 17, 2012, the Board of Directors approved a semi-annual cash dividend of $0.12 per share to the holders of our outstanding Common Stock as of the close of business on June 11, 2012, the record date.  Those dividends were paid on July 2, 2012.

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

AAON, INC.

Dated: August 8, 2012	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: August 8, 2012	By:	/s/ Kathy I. Sheffield
Kathy I. Sheffield Vice President/CFO