Form 10-Q
period 2012-09-30
AAON INC
filed 2012-11-08
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to __________________

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

Yes                                             No     ✓

As of October 29, 2012 registrant had outstanding a total of 24,525,572 shares of its $.004 par value Common Stock.

AAON, Inc., and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,017	$13
Certificates of deposit	1,200	-
Investments held to maturity at amortized cost	2,077	-
Accounts receivable, net	42,371	34,137
Income tax receivable	2,313	10,016
Note receivable	28	27
Inventories, net	37,650	34,948
Prepaid expenses and other	575	723
Deferred tax assets	4,063	4,523
Total current assets	97,294	84,387
Property, plant and equipment:
Land	1,340	1,340
Buildings	59,615	56,057
Machinery and equipment	117,648	114,256
Furniture and fixtures	8,415	7,784
Total property, plant and equipment	187,018	179,437
Less: Accumulated depreciation	94,384	85,935
Property, plant and equipment, net	92,634	93,502
Certificates of deposit	2,020	-
Investments held to maturity at amortized cost	3,195	-
Note receivable, long-term	1,111	1,092
Total assets	$196,254	$178,981
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	-	4,575
Accounts payable	13,720	14,118
Accrued liabilities	29,200	19,994
Total current liabilities	42,920	38,687
Deferred tax liabilities	16,343	17,790
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 11,250,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 112,500,000 shares authorized, 24,537,657 and 24,618,324 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	98	98
Additional paid-in capital	249	-
Retained earnings	136,644	122,406
Total stockholders’ equity	136,991	122,504
Total liabilities and stockholders’ equity	$196,254	$178,981

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Income
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$76,816	$73,829	$225,106	$202,818
Cost of sales	59,667	59,570	173,336	165,184
Gross profit	17,149	14,259	51,770	37,634
Selling, general and administrative expenses	6,747	5,451	19,627	16,699
Gain on disposal of assets	4	6	17	14
Income from operations	10,406	8,814	32,160	20,949
Interest expense	(16)	(59)	(43)	(173)
Interest income	40	22	55	87
Other income (expense), net	53	(122)	50	(690)
Income before income taxes	10,483	8,655	32,222	20,173
Income tax provision	4,476	3,029	12,351	7,058
Net income	$6,007	$5,626	$19,871	$13,115
Earnings per share
Basic	$0.24	$0.23	$0.81	$0.53
Diluted	$0.24	$0.23	$0.80	$0.53
Cash dividends declared per common share:	$0.00	$0.00	$0.12	$0.12
Weighted average shares outstanding:
Basic	24,535	24,667	24,558	24,708
Diluted	24,667	24,844	24,722	24,902

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2011	24,618	$98	$–	$122,406	$122,504
Net income	–	–	–	19,871	19,871
Stock options exercised and restricted stock awards, including tax benefits	146	1	1,319	–	1,320
Share-based compensation	–	–	625	–	625
Dividends	–	–	–	(2,950)	(2,950)
Stock repurchased and retired	(226)	(1)	(1,695)	(2,683)	(4,379)
Balance at September 30, 2012	24,538	$98	$249	$136,644	$136,991

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income	$19,871	$13,115

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,079	8,174
Amortization of bond premiums	80	155
Provision for losses on accounts receivable, net of adjustments	(7)	(242)
Share-based compensation	625	509
Excess tax benefits from stock options exercised and restricted stock awards vested	(267)	(176)
Gain on disposition of assets	(17)	(14)
Foreign currency transaction gain	(40)	-
Deferred income taxes	(987)	(48)
Changes in assets and liabilities:
Accounts receivable	(8,227)	61
Income tax receivable	5,801	-
Inventories	(2,702)	(8,654)
Prepaid expenses and other	148	(194)
Accounts payable	2,681	(2,281)
Accrued liabilities	11,375	870
Net cash provided by operating activities	38,413	11,275

Investing Activities
Proceeds from sale of property, plant and equipment	311	55
Investment in certificates of deposits	(4,280)	-
Maturities of certificates of deposits	1,060	1,503
Purchases of investments held to maturity	(5,624)	-
Maturities of investments	-	8,793
Proceeds from called investment	270	-
Capital expenditures	(12,582)	(30,638)
Principal payments from note receivable	20	21
Net cash used in investing activities	(20,825)	(20,266)

Financing Activities
Borrowings under revolving credit facility	34,847	66,557
Payments under revolving credit facility	(39,422)	(52,592)
Stock options exercised	1,053	373
Excess tax benefits from stock options exercised and restricted stock awards vested	267	176
Repurchases of stock	(4,379)	(2,662)
Cash dividends paid to stockholders	(2,950)	(2,976)
Net cash (used) provided by financing activities	(10,584)	8,876
Net increase (decrease) in cash and cash equivalents	7,004	(115)
Cash and cash equivalents, beginning of year	13	2,393
Cash and cash equivalents, end of period	$7,017	$2,278

The accompanying notes are an integral part of these statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of AAON, Inc., a Nevada corporation, and our operating subsidiaries, both of which are wholly-owned (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows.  We reevaluate our estimates and assumptions on an ongoing basis.

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in our critical accounting policies or management estimates.

2. Revenue Recognition

Revenues are recognized when the products are shipped and the title and risk of ownership pass to the customer.  Final sales prices are fixed based on purchase orders.  Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates. In addition, the Company presents revenues net of sales taxes, and net of certain payments to our independent manufacturer representatives (“Representatives”).

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

The Representatives do not provide us with a breakout of the amount of the total order price over the minimum sales price which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.

3.   Certificates of Deposits

We have $3.2 million invested in certificates of deposits as of September 30, 2012 with maturities of two years or less with interest rates ranging from 0.30% to 0.85% per annum.  We had no investments in certificates of deposit at December 31, 2011.

4.  Investments Held to Maturity

Our investments held to maturity at September 30, 2012 include $5.3 million of corporate notes and bonds with contractual maturities of two years or less.  We had no investments held to maturity at December 31, 2011.The investments have moderate risk with S&P ratings ranging from A- to BBB-.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity:

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
	(in thousands)

Current Assets:
Investments held to maturity	$2,077	$(1)	$2,078
Non-current Assets:
Investments held to maturity	$3,195	$(10)	$3,205
Total	$5,272	$(11)	$5,283

5.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Accounts receivable	$42,603	$34,405
Less: Allowance for doubtful accounts	(232)	(268)
Total, net	$42,371	$34,137

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$268	$600
Provision for losses on accounts receivable	576	513
Adjustments to provision	(584)	(755)
Accounts receivable written off, net of recoveries	(28)	(43)
Balance, end of period	$232	$315

6.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Inventory balances are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Raw materials	$31,305	$31,746
Work in process	3,576	1,979
Finished goods	3,069	1,523
	37,950	35,248
Less: Allowance for excess and obsolete inventories	(300)	(300)
Total, net	$37,650	$34,948

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Allowance for excess and obsolete inventories:
Balance, beginning of period	$300	$350
Provision for excess and obsolete inventories	-	205
Adjustments to reserve	-	(250)
Inventories written off	-	-
Balance, end of period	$300	$305

7. Accrued Liabilities

Accrued liabilities are as follows:	September 30, 2012	December 31, 2011
	(in thousands)

Warranties	$6,668	$6,093
Due to Representatives	11,278	7,891
Payroll and profit sharing	3,558	1,736
Workers’ compensation	963	886
Medical self-insurance	456	326
Employee benefits and other	6,277	3,062
Total	$29,200	$19,994

8.  Supplemental Cash Flow Information

Interest payments of approximately $0.05 million and $0.2 million were made related to our revolving credit facility during the nine months ended September 30, 2012 and 2011, respectively.

Payments for income taxes of approximately $11.2 million and $5.4 million were made during the nine months ended September 30, 2012 and 2011.

Capital expenditures accrued in accounts payable for the nine months ended September 30, 2012 and 2011 were $0.773 million and $0.524 million, respectively.

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million, which is provided by the Bank of Oklahoma, National Association. Under the line of credit, there is one standby letter of credit totaling $0.9 million. Borrowings available under the revolving credit facility at September 30, 2012, were $29.1 million.

There were no borrowings outstanding under the revolving credit facility at September 30, 2012. We had an outstanding balance of $4.6 million under the revolving credit facility at December 31, 2011. Our weighted average interest rate for intra-period borrowing under the revolving credit facility was approximately 2.8% at September 30, 2012 and 3.4% at December 31, 2011. No fees are associated with the unused portion of the committed amount.

As of September, 2012, we were in compliance with our financial covenants. The covenants are related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2012, our tangible net worth was $137.0 million and met the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was .43 to 1, and met the requirement of not being above 2 to 1.  Our working capital was $54.0 million and met the requirement of being at or above $40.0 million.

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

We recognized approximately $0.174 million and $0.088 million for the three months ended, and $0.383 million and $0.293 million for the nine months ended, September 30, 2012 and 2011, respectively, in pre-tax compensation expense related to stock options in the Consolidated Statements of Income. The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2012 is $2.6 million and is expected to be recognized over a weighted average period of 2.6 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options:

	Nine Months Ended
	September 30, 2012	September 30, 2011

Directors and Officers:
Expected dividend yield	1.23%	N/A
Expected volatility	47.54%	N/A
Risk-free interest rate	1.19%	N/A
Expected life	7.0 years	N/A
Forfeiture rate	0%	N/A
Employees:
Expected dividend yield	1.23%	1.20%
Expected volatility	46.0%	45.13%
Risk-free interest rate	1.19%	1.40%
Expected life	8.0 years	8.0 years
Forfeiture rate	31%	31%

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

A summary of stock options outstanding is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at September 30, 2012	Weighted Average Exercise Price

7.21 – 9.71	93,350	2.90	$7.93	$11.76	93,350	$7.93
10.21 – 12.97	253,450	5.30	11.01	8.68	184,750	11.14
13.70 – 16.75	178,000	8.29	15.59	4.10	49,100	15.42
18.30 – 21.57	311,075	9.59	19.48	0.21	1,500	18.30
Total	835,875	7.27	$14.79	$8.79	328,700	$10.90

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012	653,050	$11.77
Granted	298,575	19.45
Exercised	(110,250)	9.55
Forfeited or Expired	(5,500)	14.42
Outstanding at September 30, 2012	835,875	14.79	7.27	$4,094
Exercisable at September 30, 2012	328,700	$10.90	4.85	$2,889

The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $8.51 and $6.81, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was approximately $2.1 million and $0.8 million, respectively.  The cash received from options exercised during the nine months ended September 30, 2012 and 2011, was approximately $1.1 million and $0.4 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested stock options is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2012	286,900	$5.97
Granted	298,575	8.51
Vested	(72,800)	5.57
Forfeited	(5,500)	6.26
Unvested at September 30, 2012	507,175	$7.52

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

These awards are recorded at their fair values on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  We recognized approximately $0.087 million and $0.075 million for the three months, and $0.241 million and $0.216 million for the nine months, ended September 30, 2012 and 2011, respectively in pre-tax compensation expense related to restricted stock awards in the Consolidated Statements of Income.  In addition, as of September 30, 2012, unrecognized compensation cost related to unvested restricted stock awards was approximately $0.807 million which is expected to be recognized over a weighted average period of 2.1 years.

A summary of the unvested restricted stock awards is as follows:

Shares

Unvested at January 1, 2012	37,350
Granted	35,750
Vested	(18,225)
Forfeited	-
Unvested at September 30, 2012	54,875

11.  Earnings Per Share

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

The computations of basic and diluted earnings per share are shown as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Numerator:
Net income	$6,007	$5,626	$19,871	$13,115

Denominator:
Denominator for basic earnings per share – Weighted average shares	24,535,490	24,666,775	24,558,457	24,708,391
Effect of dilutive employee stock options and restricted stock awards	131,928	177,114	164,006	193,158
Denominator for diluted earnings per share – Weighted average shares	24,667,418	24,843,889	24,722,463	24,901,549
Earnings per share:
Basic	$0.24	$0.23	$0.81	$0.53
Diluted	$0.24	$0.23	$0.80	$0.53

Anti-dilutive shares	497,575	178,750	497,575	178,750
Weighted average exercise price	$18.42	$16.03	$18.42	$16.03

12.  Income Taxes

For the nine months ended September 30, 2012, our effective tax rate was 38% compared to 35% for the same period in 2011. Our effective rate differs from the statutory federal rate of 35% for certain items, such as state and local taxes, certain State and Federal income tax credits, and certain return to provision adjustments.  The change in our effective tax rate from 2011 reflects the loss of certain tax credits.

As of September 30, 2012, we have no unrecognized tax benefits that if recognized would affect the effective tax rate. We do not expect to record any unrecognized tax benefits during the next twelve months.

We recognize accrued interest and penalties related to income tax balances in income tax expense. For the quarter ended September 30, 2012, we did not have any accruals for the potential payment of interest or penalties.

We made payments of approximately $7.4 million for income taxes during the quarter ended September 30, 2012 and paid $2.2 million for income taxes in the same period a year ago.

We are subject to examination for tax years 2010, 2011, and to non-U.S. income tax examinations for the tax years of 2007 through 2010. In addition, we are subject to state and local income tax examinations for the tax years 2006 through 2011.   We believe our recorded tax liabilities as of September 30, 2012 sufficiently reflect the anticipated outcome of these examinations.

13. Stock Repurchase

On July 1, 2005, we entered into a stock repurchase arrangement by which employee participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  Through September 30, 2012, we have repurchased 1.8 million shares for an aggregate price of $24.3 million, or an average price of $13.24 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  Since the inception of the program and as of September 30, 2012, we have repurchased a total of approximately 0.664 million shares for an aggregate price of approximately $9.7 million, or an average price of $14.64 per share. These shares are purchased at current market prices.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 1.3 million shares) of our outstanding stock from time to time in open market transactions.  Since the inception of the program and as of September 30, 2012, we have repurchased a total of approximately 0.718 million shares for an aggregate price of $11.5 million, or an average price of $16.04 per share.  We purchased the shares at current market prices. We did not repurchase any shares under this stock buyback program during the nine months ended September 30, 2012.

14. Commitments and Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations, financial position or cash flows.

We are a party to several short-term, cancelable and non-cancelable, fixed and variable price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations under these contracts.  These contracts are not accounted for as derivatives instruments because they meet the normal purchases and sales exemption.

15. Subsequent Events

On November 7, 2012, the Board of Directors declared a regular semi-annual cash dividend of $0.12 per share.  In addition, in view of our strong financial position, the Board also declared a one-time special cash dividend of $0.12 per share.  Both dividends will be paid to the holders of the outstanding Common Stock of the Company as of the close of business on December 3, 2012, the record date, payable December 24, 2012.

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

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada. For the quarter just ended, foreign sales were approximately 6% of our total net sales.

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

The price levels of our raw materials have moderated from the high prices we experienced a year ago, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy, a weakening global economy, and November 2012’s presidential election.   For the nine months ended September 30, 2012, the price for steel increased by approximately 1% and the cost for aluminum decreased approximately 10%, while the price of copper remained relatively unchanged from a year ago.

We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of 6 to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations. In addition, from time to time we use derivative contracts to partially mitigate the volatility in the prices for some of these commodities. We did not enter into a derivative contract for any of our key raw materials during the quarters ended September 30, 2012 and 2011.

Key financial highlights impacting our financial condition, results of operations and cash position for the quarter ended September 30, 2012 are as follows:

•
Net sales for the third quarter of 2012 increased to $76.8 million compared to $73.8 million in 2011, or a 4% increase. Year-to-date net sales increased 11% to $225.1 million compared to $202.8 million in 2011.

•
Income from operations for the third quarter of 2012 increased to $10.4 million, or 18.1% compared to $8.8 million in 2011. Income from operations for the nine months ended September 30 in 2012 increased 53.5% to $32.2 million compared to $20.9 million for the same period in 2011.

•	Working capital was $54 million in the third quarter of 2012 – an improvement of $12 million, or 30% from the same period a year ago.

•
Cash provided by operations was $38.4 million compared to $11.3 million in the third quarter of 2011. Cash used in investing activities was $20.8 million versus $20.3 million for the same period in 2011.

•	Net income for the third quarter of 2012 increased to $6.0 million or 6.8% compared to $5.6 million in 2011.

•	Diluted earnings per share were $0.24 and $0.80 for the three months and nine months ended on September 30, 2012 compared to $0.23 and $0.53 for the same periods in 2011.

Results of Operations

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in thousands):

	Three Months Ended September 30,
			Increase (Decrease)		Percent of sales
	2012	2011	$	%	2012	2011
Net sales	$76,816	$73,829	2,987	4.0	100.0	100.0
Cost of sales	59,667	59,570	97	0.2	77.7	80.7
Gross profit	17,149	14,259	2,890	20.3	22.3	19.3
Selling, general and administrative expenses	6,747	5,451	1,296	23.8	8.8	7.4
Gain on disposal of assets	4	6	(2)	(33.3)	0.0	0.0
Income from continuing operations	10,406	8,814	1,592	18.1	13.5	11.9
Interest expense	(16)	(59)	(43)	(72.9)	0.0	(0.1)
Interest income	40	22	18	81.8	0.1	0.0
Other income (expense), net	53	(122)	175	143.4	0.1	(0.2)
Income before income taxes	10,483	8,655	1,828	21.1	13.7	11.6
Income tax provision	4,476	3,029	1,447	47.8	5.9	4.0
Net income	$6,007	$5,626	381	6.8	7.8	7.6

Net Sales

Net sales in the third quarter of 2012 increased $3.0 million, or 4%, to $76.8 million from $73.8 million compared to the same period in 2011. The increase in net sales can be attributed to gains in market share in the non-residential and replacement markets along with price increases introduced earlier in the year.  Market conditions remain tight as HVAC industry players compete for the same customers who are cautious about spending funds in new projects because of the uncertainty surrounding the pending tax increases and government spending cuts that could take effect in January.

Gross Profit

Gross profit increased $2.9 million, or 20.3% to $17.1 million, in the third quarter of 2012 from $14.2 million in 2011. As a percentage of sales, gross margins were 22.3% in the quarter just ended compared to 19.3% in 2011. The improvement in gross margins can be attributed to cost savings in raw materials, increased product prices and product mix, and improved productivity.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by $1.2 million, or 23.8% to $6.7 million for the quarter just ended compared to $5.5 million in 2011. As a percentage of net sales, SG&A was 8.8% of total sales in the third quarter of 2012 and 7.4% in 2011.  The increase in SG&A is primarily due to higher profit sharing expense of approximately $0.258 million a result of higher operating income before income taxes, higher warranty charges of $0.285 million and bad debt expense of $0.008 million  as a result of increased sales in the quarter just ended compared to 2011, higher employee salaries of $0.649 million  as a result of salary pay increases and management discretionary bonus incentive plan, and insurance expense of approximately $0.026 million.

Interest Expense

Interest expense for the three months ended September 30, 2012 decreased $0.043 million to $0.016 million compared to $0.059 million in 2011 primarily as a result of higher net borrowings for the three months ended September 30, 2011.

Other Income (Expense), net

Other income, net was $0.053 million in the third quarter of 2012 compared to an expense of $0.122 million in 2011. For the quarter just ended, other income is primarily driven by foreign currency exchange rate gain of approximately $0.048 million, and miscellaneous non-operating charges of approximately $0.005 million.

Income Tax Expense

Income tax expense was $4.5 million in the third quarter of 2012 compared to $3.0 million in 2011. The effective tax rate was 43% for the third quarter of 2012 and 35% for the third quarter of 2011. Our effective rate differs from the statutory federal rate of 35% for certain items, such as state and local taxes, certain State and Federal income tax credits, and certain return to provision adjustments.  The change in our effective tax rate from 2011 reflects the loss of certain tax credits.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in thousands):

	Nine Months Ended September 30,
			Increase (Decrease)		Percent of sales
	2012	2011	$	%	2012	2011
Net sales	$225,106	$202,818	22,288	11.0	100.0	100.0
Cost of sales	173,336	165,184	8,152	4.9	77.0	81.4
Gross profit	51,770	37,634	14,136	37.6	23.0	18.6
Selling, general and administrative expenses	19,627	16,699	2,928	17.5	8.7	8.2
Gain on disposal of assets	17	14	3	21.4	0.0	0.0
Income from continuing operations	32,160	20,949	11,211	53.5	14.3	10.4
Interest expense	(43)	(173)	(130)	(75.1)	0.0	(0.1)
Interest income	55	87	(32)	(36.8)	0.0	0.0
Other income (expense), net	50	(690)	740	107.2	0.0	(0.3)
Income before income taxes	32,222	20,173	12,049	59.7	14.3	10.0
Income tax provision	12,351	7,058	5,293	75.0	5.5	3.5
Net income	$19,871	$13,115	6,756	51.5	8.8	6.5

Net Sales

Net sales increased $22.3 million or 11.0 % to $225.1 million for the nine months ended September 30, 2012 compared to $202.8 million in the same period in 2011. The overall increase in net sales is the result of gain in market share from new non-residential construction and replacement markets in addition to product price increases introduced earlier in the year.

Gross Profit

Gross profit increased $14.1 million or 37.6% to $51.8 million for the first nine months of 2012 from $37.6 million in 2011. As a percentage of sales, gross margins were 23.0% for the nine months ended September 30, 2012 compared to 18.6% for the same period in 2011. The improvement in gross margins can be attributed to raw material cost savings as a result of commodity prices declining due to the uncertainty in the U.S. economy, and improved productivity due to our new sheet metal fabrication equipment put in service during the fourth quarter of 2011 and revamped production lines that resulted in the favorable absorption of fixed overhead costs due to higher production volume and greater manufacturing efficiencies.

For the same period in 2011, gross profit was impacted by increased labor costs and labor inefficiencies associated with a severe snowstorm that caused some damages to one of our Tulsa production facilities that affected three production lines resulting in lost production days. Also, gross margin was impacted by our inability to pass on to our customers escalating costs of part components and raw material in the form of price increases.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by $2.9 million, or 17.5% to $19.6 million for the first nine months just ended compared to $16.7 million incurred in the same period a year ago.  As a percentage of net sales, SG&A was 8.7% of total sales in 2012 and 8.2% in 2011. The increase in SG&A is primarily due to higher profit sharing expense of approximately $1.23 million a result of higher operating income before income taxes, higher warranty charges of $0.683 million and bad debt expense of $0.063 million as a result of increased sales for the first nine months of 2012 compared to 2011, higher employee salaries of $0.769 million as a result of salary pay increases and management discretionary bonus incentive plan, and insurance expense of approximately $0.177 million.

Interest Expense

Interest expense for the nine months ended September 30, 2012 decreased $0.13 million compared with the same period of 2011 primarily as a result of lower net borrowing for the nine months ended September 30, 2012.

Other Income (Expense), net

Other income, net was $0.05 million for the first nine months of 2012 compared to an expense of $0.69 million in 2011. Other expense, net was higher in 2011 as the Company incurred repair expenses to repair damages to the roof of one of our manufacturing facilities in Tulsa caused by a severe snowstorm in February 2011.

Income Tax Expense

The income tax expense was $12.3 million in the first nine months of 2012 compared to $7.0 million in 2011. The effective tax rate was 38% for 2012 and 35% in 2011. Our effective rate differs from the statutory federal rate of 35% for certain items, such as state and local taxes, certain State and Federal income tax credits, and certain return to provision adjustments.  The change in our effective tax rate from 2011 reflects the loss of certain tax credits.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from our operating activities and the borrowing capacity under the revolving line of credit provided by the Bank of Oklahoma, National Association. Our primary uses of cash are working capital, capital expenditures, contractual obligations, stock repurchases, and dividend payments.

General

At September 30, 2012 our revolving credit facility provided for maximum borrowings of $30.0 million. We have a standby letter of credit that expires on December 31, 2012 of approximately $0.9 million, which meets the requirement for our worker’s compensation insurance program.  There are no fees associated with the unused portion of the committed amount.

During the quarter just ended September 30, 2012, we borrowed $7.7 million and made payments of $14.9 million under the revolving credit facility.   Interest on borrowings is payable monthly at LIBOR plus 2.5%.  We paid interest at a weighted average rate of 2.8% during the nine months just ended, and 3.4% for the year ended December 31, 2011.

We had no outstanding balance under the revolving credit facility at September 30, 2012 and $4.6 million at December 31, 2011.  Borrowings available under the revolving credit facility at September 30, 2012 were $29.1 million.

As of September 30, 2012, we were in compliance with the financial covenants in the revolving credit facility and anticipate our compliance will continue during the remainder of 2012.  These covenants require us to meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2012, our tangible net worth was $137.0 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was .43 to 1, which meets the requirement of not being above 2 to 1.  Our working capital was $54.0 million which meets the requirement of being at or above $40.0 million.

On July 29, 2012, we renewed our $30 million line of credit with a new maturity date of July 28, 2013.  We expect to renew our revolving credit agreement in July 2013.

On November 7, 2012, the Board of Directors declared a regular semi-annual cash dividend of $0.12 per share.  In addition, in view of our strong financial position, the Board also declared a one-time special cash dividend of $0.12 per share.  Both dividends will be paid to the holders of the outstanding Common Stock of the Company as of the close of business on December 3, 2012, the record date, payable December 24, 2012.

For the nine months just ended, we repurchased shares of stock from our employees’ 401(k) savings and investment plan in the amount of $2.8 million for approximately 0.142 million shares, as compared to $2.7 million for approximately 0.133 million shares for the same period in 2011.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2012 and 2011. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	2012	2011
	(in millions)

Net cash provided by operating activities	$38.4	$11.3
Net cash (used) in investing activities	(20.8)	(20.3)
Net cash (used) provided by financing activities	(10.6)	8.9

Cash Flows Provided by Operating Activities

For the first nine months of 2012, cash provided by operations amounted to $38.4 million as compared to $11.3 million in the same period in 2011. The increase in cash flows is due to higher net income of $19.9 million in 2012 and favorable change in working capital. Significant fluctuations in working capital were as follows:

•
Inventory levels resulted in a use of cash of $2.7 million for the first nine months of 2012 compared to a use of cash of $8.7 million for the same period in 2011 primarily as a result of increased sales and backlog.

•	Increased accounts receivable was a use of cash of $8.2 million during the first nine months primarily as a result of increased sales.

•
Payables and accrued expenses increased cash by approximately $14.1 million, mainly as a result of increased purchases of inventories and accrued liabilities for payroll, employee benefits and commissions due to our representatives.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $20.8 million for the first nine months of 2012 as compared to cash used of $20.3 million for the same period of 2011. For the quarter just ended cash used in investing activities includes investments of $9.9 million in certificate of deposits and corporate bonds and notes, and capital expenditures of $12.6 million, offset by proceeds from the sale of assets of approximately $0.311 million and proceeds from the maturities of certificates of deposits of $1.1 million.   For the same period in 2011, we invested $30.6 million in capital expenditures offset by proceeds of approximately $10.3 million from investments.

Cash Flows (Used) Provided by Financing Activities

Net cash used by financing activities was $10.6 million for the first nine months of 2012 compared to net cash provided of $8.9 million for the same period in 2011. The most significant items affecting the comparison of our financing cash flows for these periods primarily relate to a decrease in net borrowings activity from our revolving line of credit of approximately $18.5 million and an increase in repurchases of stock of $1.7 million under the share repurchase program, offset by an overall net increase in stock options and restricted stock awards exercised of $0.771 million.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2012, there were no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Contractual Obligations.”

Critical Accounting Policies

There has been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon a rate of LIBOR plus 2.5%.  At September 30, 2012, the available balance under the revolving credit facility was $29.1 million.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that due to a material weakness in the review procedures associated with key financial statement elements related to intercompany activities, income taxes and inventory, disclosure controls and procedures were not effective as of September 30, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the quarter ended September 30, 2012. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in internal controls

In response to the material weakness in internal control over financial reporting encountered during the third quarter of 2012, we are undertaking efforts to remediate the material weakness. The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.  The remediation and ultimate resolution of our material weakness will be reviewed with the Audit Committee of our Board of Directors.

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first and third quarters of 2012 we identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As previously disclosed in Item 4 of Part I of this report, during the quarter ended March 31, 2012, management identified a material weakness in our internal control over financial reporting related to our valuation of inventory. During the quarter ended September 30, 2012 management identified a material weakness in the review procedures associated with key financial statement elements related to intercompany activities, income taxes and inventory, and concluded that disclosure controls and procedures were not effective.  As a result of this weakness, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this report. We are actively engaged in developing a remediation plan designed to address the material weaknesses. See Item 4 “Controls and Procedures.” If our remedial measures are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  Through September 30, 2012, we have repurchased 1.8 million shares for an aggregate price of $24.3 million, or an average price of $13.24 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  Since the inception of the program and as of September 30, 2012, we have repurchased a total of approximately 0.664 million shares for an aggregate price of approximately $9.7 million, or an average price of $14.64 per share. These shares are purchased at current market prices.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 1.3 million shares) of our outstanding stock from time to time in open market transactions.  Since the inception of the program and as of September 30, 2012, we have repurchased a total of approximately 0.718 million shares for an aggregate price of $11.5 million, or an average price of $16.04 per share.  We purchased the shares at current market prices. We did not repurchase any shares under this stock buyback program during the nine months ended September 30, 2012.

Repurchases during the third quarter of 2012 were as follows:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2012	19,407	$19.68	19,407	-

August 2012	18,378	$18.76	18,378	-

September 2012	6,919	$19.88	6,919	-
Total	44,704	$19.34	44,704	-

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

AAON, INC.

Dated: November 8, 2012	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: November 8, 2012	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Vice President/CFO