Form 10-K
period 2012-12-31
AAON INC
filed 2013-03-14
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.004
(Title of Class)
Rights to Purchase Series A Preferred Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes        ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐  Yes        ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

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
☐  Yes        ☑  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2012 was $346.1 million.

As of February 28, 2013, registrant had outstanding a total of 24,497,978 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 21, 2013, are incorporated into Part III.

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

We are engaged in the manufacture and sale of air-conditioning and heating equipment.  Our products consist of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial-self contained units and coils.

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets.  To date, our sales have been primarily to the domestic market.  Foreign sales accounted for approximately 5% of our sales in 2012.

Our rooftop and condenser markets consist of units installed on commercial or industrial structures of generally less than 10 stories in height.  Our air-handling units, commercial self-contained units, chillers, and coils are applicable to all sizes of commercial and industrial buildings.

The size of these markets is determined primarily by the number of commercial and industrial building completions.  The replacement market consists of products installed to replace existing units/components that are worn or damaged.  Currently, slightly over half of the industry's market consists of replacement units.

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

Based on our 2012 level of sales of $303.1 million, we estimate that we have approximately a 14% share of the rooftop market and a 1% share of the coil market.  Approximately 55% of our sales were generated from the sale to the renovation and replacement markets and 45% from new construction. The percentage of sales for new construction vs. replacement to particular customers is related to the customer’s stage of development.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products.  Our primary finished products consist of a single unit system containing heating, cooling and/or heat recovery components in a self-contained cabinet, referred to in the industry as "unitary products”.  Our other finished products are chillers, coils, air-handling units, condensing units, make-up air units, heat recovery units and commercial self-contained units.

We offer four groups of rooftop units.  The RQ Series consisting of six cooling sizes ranging from one to six tons; the RN Series offered in 18 cooling sizes ranging from six to 70 tons, and an expansion of the RN series introduced in 2012 that increased the cooling range up to 140 tons and the number of cooling sizes from 18 to 26.   The RL Series, which is offered in 15 cooling sizes ranging from 40 to 230 tons; and the HA Series, which is a horizontal discharge package for either rooftop or ground installation offered in eight sizes ranging from seven and one-half to 50 tons.  We also offer the SA and SB models as an indoor package water cooled units with cooling capacities of 3 to 70 tons.

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

Performance characteristics of our products range in cooling capacity from 1½ to 540 tons and in heating capacity from 69,000 - 9,000,000 BTU's.  All of our products meet the Department of Energy's (“DOE”) minimum efficiency standards, which define the maximum amount of energy to be used in producing a given amount of cooling.  Many of our units far exceed these minimum standards and are among the highest efficiency units currently available.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which can involve multiple units.

Major Customers

No customer accounted for 10% of our sales during 2012, 2011 or 2010.

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

Distribution

We employ a sales staff of 20 individuals and utilize approximately 93 independent manufacturer representatives' organizations (“Representatives”) having 108 offices to market our products in the United States and Canada.  We also have one international sales organization, which utilizes 12 distributors in other countries.  Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma and Longview, Texas plants to the job site.

Our products and sales strategy focus on niche markets.  The targeted markets for our equipment are customers seeking products of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service our customers and the ultimate consumer, we provide parts availability through our sales offices and have factory service organizations at each of our plants.  Also, a number of the Representatives we utilize have their own service organizations, which, in connection with us, provide the necessary warranty work and/or normal service to customers.

Our product warranty policy is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and 10 years on gas-fired heat exchangers in RL products (if applicable).   Our warranty policy for the RQ series covers parts for two years from date of unit shipment and labor for one year from date of unit shipment.

Research and Development

Our products are engineered for performance, flexibility and serviceability.  This has become a critical factor in competing in the heating, ventilation and air conditioning (“HVAC”) equipment industry.  We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines.

All of our R&D activities are self-sponsored, rather than customer-sponsored.  R&D has involved the RQ, RN and RL (rooftop units), F1, H/V, M2 and M3 (air handlers), LC and LL (chillers), CB and CC (condensing units), SA (commercial self-contained units) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development.  We incurred research and development expenses of approximately $3.6 million, $4.8 million, and $3.6 million in 2012, 2011 and 2010, respectively.

Backlog

Our current backlog as of March 1, 2013 was approximately $51.1 million compared to approximately $55.3 million as of March 1, 2012.  The current backlog consists of orders considered by management to be firm and generally are filled on average within approximately 60 days to 92 days after an order is deemed to become firm; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable.  Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation.  Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable.  Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $30 million (currently unused).  We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

Seasonality

Sales of our products are moderately seasonal with the peak period being July - November of each year.

Competition

In the standardized market, we compete primarily with Lennox International, Inc., Trane (Ingersoll Rand Limited), York (Johnson Controls Inc.) and Carrier (United Technologies Corporation).  All of these competitors are substantially larger and have greater resources than we do.  Our products compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet.  However, in new construction where the contractor is the purchasing decision maker, we are often at a competitive disadvantage because of the emphasis placed on initial cost.  In the replacement market and other owner-controlled purchases, we have a better chance of getting the business since quality and long-term cost are generally taken into account.

Employees

As of March 1, 2013, we employed 1,392 permanent employees and 4 temporary employees.  Our employees are not currently represented by unions.  Management considers its relations with our employees to be good.

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

Our business can be hurt by economic conditions.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate.  Since 2008, the state of the United States economy has negatively impacted the commercial and industrial new construction markets.  The decline in economic activity in the United States has materially affected our financial condition and results of operations.  Sales in the commercial and industrial new construction markets correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control.  In the HVAC business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases; but, thus far, has not resulted in a decrease in our sales volume and profitability.

We may be adversely affected by problems in the availability, or increases in the prices, of raw materials and components.

Problems in the availability, or increases in the prices, of raw materials or components could depress our sales or increase the costs of our products.  We are dependent upon components purchased from third parties, as well as raw materials such as steel, copper and aluminum.  Occasionally, we enter into cancelable and noncancelable contracts on terms from six months to one year for raw materials and components at fixed prices. However, if a key supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit.

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

Norman H. Asbjornson, our founder, has served as our President and Chief Executive Officer from inception to date.  He has provided the leadership and vision for our growth.  Although important responsibilities and functions have been delegated to other highly experienced and capable management personnel, and our products are technologically advanced and well positioned for sales into the future, his death, disability or retirement could impair the growth of our business.  We do not have an employment agreement with Mr. Asbjornson.

It should be noted, however, that the Board of Directors is in the process of evolving a succession plan relating to Mr. Asbjornson and the positions currently held by him.

Our business is subject to the risks of interruptions by problems such as computer viruses.

We depend upon information technology infrastructure, including network, hardware and software systems to conduct our business.  Despite our implementation of network and other cyber security  measures, our information technology system and networks could be disrupted or experience a security breach from computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems.  Any such event could have a material adverse effect on our business.

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

Extreme governmental regulations.

We always face the possibility of new governmental regulations which could have a substantial or even extreme negative effect on our operations and profitability.  Specifically, Final Rule, Regulatory Identification No. 1904-AC23, published on March 7, 2011, which, if fully implemented subsequent to the current extension to the implementation date of January 1, 2014, would have highly detrimental consequences to all industries involving sales of energy using products by imposing burdensome, excessive and, in part, impossible testing requirements.

In addition, several other intrusive component part regulations have been proposed recently.  If these proposals become final rules, the effect would be the regulation of compressors and fans in products for which the DOE does not have current authority.  This could affect equipment we currently manufacture and could have an impact on our product design, operations and profitability.

We are subject to adverse changes in tax laws.

Our tax expense or benefits could be adversely affected by changes in tax provisions, unfavorable findings in tax examinations or differing interpretations by tax authorities.  We are unable to estimate the impact that current and future tax proposals and tax laws could have on our results of operations.    We are currently subject to state and local tax examinations for which we do not expect any major assessments.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2012, we own approximately 1.5 million square feet of space for office, manufacturing, warehouse and assembly operations in Tulsa, Oklahoma and Longview, Texas.  We believe that our facilities are well maintained and are in good condition and suitable for the conduct of our business.

Our plant and office facilities in Tulsa, Oklahoma, consist of a 342,000 sq. ft. building (327,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue (the “original facility”), and a 861,000 sq. ft. manufacturing/warehouse building and a 70,000 sq. ft. office building (the “expansion facility”) located on a 40-acre tract of land across the street from the original facility (2440 South Yukon Avenue).  We own the original facility and the expansion facility.  Both plants are of sheet metal construction.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "AAON".  The table below summarizes the high and low reported sale prices for our common stock for the past two fiscal years. As of the close of business on February 28, 2013, there were 1,011 holders of record, and approximately 4,144 beneficial owners, of our common stock.

Quarter Ended	High	Low

March 31, 2011	$21.98	$17.51
June 30, 2011	$23.44	$20.07
September 30, 2011	$24.23	$14.91
December 31, 2011	$22.98	$14.64

March 31, 2012	$22.04	$17.75
June 30, 2012	$20.99	$18.00
September 30, 2012	$20.81	$17.55
December 31, 2012	$22.41	$18.34

At the discretion of the Board of Directors we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment. The Board of Directors approved dividend payments of $0.12 per share related to the 3-for-2 stock split effective June 13, 2011.

We declared dividends to shareholders of record at the close of business on June 11, 2012, which were paid on July 2, 2012.  At a meeting of the Board of Directors on November 7, 2012, the Board declared a regular semi-annual cash dividend of $0.12 per share, and, in view of our strong financial position, the Board also declared a one-time special cash dividend of $0.12 per share.  Both dividends were paid to shareholders of record at the close of business on December 3, 2012 and paid on December 24, 2012.

We paid cash dividends of $8.8 million, $5.9 million, and $9.2 million in 2012, 2011, and 2010, respectively.

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

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (1.3 million shares) of our outstanding stock from time to time in open market transactions.  Through June 28, 2010, we repurchased a total of approximately 0.718 million shares under this program for an aggregate price of $11.5 million, or an average price of $16.04 per share.  We purchased the shares at current market prices. We did not repurchase any of our equity securities during 2012.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through December 31, 2012, we repurchased approximately 1.9 million shares for an aggregate price of $25.1 million, or an average price of $13.38 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased is contingent upon the number of shares sold.  Through December 31, 2012, we repurchased approximately 0.734 million shares for an aggregate price of $11.2 million, or an average price of $15.25 per share.  We purchased the shares at current market prices.

Repurchases during the fourth quarter of 2012 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number	Maximum Number (or
	Total	Average	of Shares (or	Approximate Dollar
	Number	Price	Units) Purchased	Value) of Shares (or
	of Shares	Paid	as part of	Units) that may yet be
	(or Units	(Per Share	Publicly Announced	Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2012	18,347	$19.69	18,347	-
November 2012	24,458	19.99	24,458	-
December 2012	67,253	21.26	67,253	-
Total	110,058	$20.72	110,058	-

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return, the NASDAQ Composite and a peer group of U.S. industrial manufacturing companies in the air conditioning, ventilation, and heating exchange equipment markets from December 31, 2007 through December 31, 2012.  The graph assumes that $100 was invested at the close of trading December 31, 2007, with reinvestment of dividends. Our peer group includes Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc., and United Technologies Corporation.   This table is not intended to forecast future performance of our Common Stock.

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

	Years Ended December 31,

Results of Operations:	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Net sales	$303,114	$266,220	$244,552	$245,282	$279,725
Net income	$27,449	$13,986	$21,894	$27,721	$28,589
Earnings per share:
Basic	$1.12	$0.57	$0.87	$1.07	$1.09
Diluted	$1.11	$0.56	$0.87	$1.07	$1.07

Dividends per share	$0.36	$0.24	$0.24	$0.24	$0.21
Weighted average shares outstanding:
Basic	24,550	24,690	25,198	25,780	26,340
Diluted	24,699	24,881	25,339	25,963	26,782

	December 31,
Financial Position at End of Fiscal Year:	2012	2011	2010	2009	2008
	(in thousands)

Working capital	$51,922	$45,700	$55,502	$65,354	$40,600
Total assets	193,493	178,981	160,277	156,211	140,743
Long-term and current debt	-	4,575	-	76	3,113
Total stockholders’ equity	138,136	122,504	116,739	117,999	96,522

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market our products to all 50 states in the United States and certain provinces in Canada.  Foreign sales were approximately 5% of our 2012 sales.

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

The price levels of our raw materials have moderated from the high prices we experienced a year ago, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy, a weakening global economy, and November 2012’s presidential election.   For the year ended December 31, 2012, the price for copper increased by approximately 0.5% and the cost for steel and aluminum decreased approximately 2.5% and 8.0% respectively, from a year ago.  For the year ended December 31, 2011 prices for copper and steel increased approximately 3% and 10%, respectively from prior year, while the cost of aluminum decreased approximately 2%.

We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of 6 to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations. In addition, from time to time we use derivative contracts to partially mitigate the volatility in the prices for some of these commodities. We did not enter into a derivative contract for any of our key raw materials during the years ended December 31, 2012 and 2011.

The following are key highlights and events that impacted our results of operations, cash flows, and financial condition in 2012:

•
Net sales for 2012 were $303.1 million, the highest in the Company’s history, compared to $266.2 million in 2011. The increase in net sales can be attributed to gains in market share in the non-residential and replacement markets along with price increases introduced earlier in the year.

•
We estimate that we have captured approximately 14% share of the rooftop market and a 1% share of the coil market.  Approximately 55% of our sales were generated from the sale to the renovation and replacement markets and 45% from new construction markets.

•	Income from operations was $44.2 million compared to $22.2 million in 2011. The increase in operational income can be attributed to higher sales and improved productivity during the year.

•	Net income for 2012 was $27.4 million, up by $13.4 million, compared to $14.0 million in 2011.

•	We paid $14.1 million in capital expenditures, a decrease of $21.8 million from 2011.

•
We paid cash dividends of $8.8 million in 2012 compared to $5.9 million in 2011.  The 2012 dividends included a one-time special dividend of $0.12, in addition to the regular semi-annual dividend of $0.12, declared by the Board on November 7, 2012, due to our strong financial position.

Results of Operations

The following is a summary of the income statement information as a percentage of net sales:

	Years Ending December 31,
	2012		2011		2010

Net sales	$303,114	100.0%	$266,220	100.0%	$244,552	100.0%
Cost of sales	232,615	76.7%	219,939	82.6%	189,364	77.4%
Gross profit	70,499	23.3%	46,281	17.4%	55,188	22.6%
Selling, general and administrative expenses	26,261	8.7%	22,310	8.4%	22,546	9.2%
Loss (gain) on disposal of assets	4	0.0%	1,802	0.7%	(73)	0.0%
Income from operations	44,234	14.6%	22,169	8.3%	32,715	13.4%
Interest expense	(44)	(0.0)%	(277)	(0.1)%	(45)	(0.02)%
Interest income	86	0.0%	98	0.0%	258	0.1%
Other income(expense), net	41	0.0%	(477)	(0.2)%	(235)	(0.1)%
Income before taxes	44,317	14.6%	21,513	8.1%	32,693	13.4%
Income tax provision	16,868	5.5%	7,527	2.8%	10,799	4.4%
Net income	$27,449	9.1%	$13,986	5.3%	$21,894	9.0%

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Net Sales

Net sales for the year ended December 31, 2012 increased by 13.9%, or $36.9 million to $303.1 million, compared with the same period in 2011. The increase in net sales was the result of the favorable reception to our new products, increased market share along with price increases introduced earlier in the year.

Gross Profit

Gross profit increased by 52.3%, or $24.2 million, to $70.5 million in 2012 compared to 2011.  As a percentage of sales, gross profit was 23.3% and 17.4% in 2012 and 2011, respectively.  The improvement in gross profit can be attributed to cost savings in raw materials, increased product prices, product mix and improved productivity.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. For the year ended December 31, 2012, the price for copper increased by approximately 0.5% and the cost for steel and aluminum decreased approximately 2.5% and 8.0% respectively, from a year ago.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by 17.7%, or $4.0 million, to $26.3 million in 2012 compared to 2011, and as a percentage of net sales, SG&A expenses increased to 8.7% in 2012 from 8.4% in 2011. The increase in SG&A is primarily due to higher profit sharing expense as a result of higher operating income before income taxes of approximately $2.5 million and higher employee salaries of approximately $2.1 million as a result of salary pay increases and management discretionary bonus incentive plan, partially offset by decreases in our warranty expenses of $0.6 million and advertising expenses of approximately $0.3 million.

Interest Expense

Interest expense was approximately $0.044 million and $0.277 million in 2012 and 2011, respectively.  The decrease in interest expense of $0.233 million in 2012 from prior year was due to decreased borrowings on the revolving credit facility.  During 2012 we borrowed $34.8 million from the revolving credit facility as compared to $82.1 million in 2011.  Interest on borrowings is payable monthly at LIBOR plus 2.5%.  For the year ended December 31, 2012, we paid a weighted average interest rate of approximately 2.8%.

Interest Income

Interest income decreased by approximately $0.012 million to $0.086 million in 2012 compared to the same period in 2011.  The decrease was due primarily to the fact that we held investments from January of 2011 until November 2011, when the investments fully matured, and we did not purchase additional interest bearing investments until May of 2012.

Other Income (Expense)

Other income, net was $0.041 million for the year ended 2012, an increase of $0.518 million from $0.477 million of expense in 2011.  The higher 2011 expense was primarily due to repair expenses related to roof damages to one of our manufacturing facilities in Tulsa, Oklahoma caused by a severe snowstorm in February 2011.

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

Gross Profit

Gross profit decreased by 16.1%, or $8.9 million, to $46.3 million in 2011 compared to 2010. As a percentage of sales, gross profit was 17.4% and 22.6% in 2011 and 2010, respectively. The decrease in gross profit was caused by increases in raw material and component part costs of approximately 6% that we were unable to neutralize completely with price increases for some of our product lines, and increased labor costs and freight cost of 8% and 1%, respectively.

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

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased by $0.236 million, or 1.0% to $22.3 million in 2011 compared to 2010, and as a percentage of net sales, SG&A expenses declined to 8.4% in 2011 from 9.2% in 2010. The decrease was primarily due to lower profit sharing expense of approximately $1.4 million as a result of lower operating income before income tax offset by increases in salaries and employee benefits of $0.6 million, and advertising expense and professional fees of approximately $0.6 million.

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

Other Income (Expense)

Other expense, net increased by $0.242 million to $0.477 million in 2011 from $0.235 million in 2010 due to repair expenses related to the snowstorm in February of 2011, as noted above.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

General

On July 29, 2012 we renewed the line of credit with the Bank of Oklahoma, National Association. The revolving line of credit matures on July 28, 2013. We expect to renew our line of credit in July 2013 with favorable terms as we do not anticipate a tightening of funds in the financial markets.  Under the line of credit, there is one standby letter of credit of $0.9 million.  At December 31, 2012 we have approximately $29.1 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

As of December 31, 2012, there was no outstanding balance under the revolving credit facility and $4.6 million borrowings were outstanding at December 31, 2011.   Interest on borrowings is payable monthly at LIBOR plus 2.5%.  The weighted average interest rate was 2.8% and 3.4% for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012 we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility.  These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At December 31, 2012 our tangible net worth was $138.1 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.4 to 1.0 which meets the requirement of not being above 2 to 1.  Our working capital was $51.9 million, which meets the requirement of being at or above $40.0 million.

We repurchased shares of stock under our authorized stock buyback programs, employees’ 401(k) savings, investment plan, and from option exercises of our directors and officers in the open market in the amount of $6.7 million for 0.336 million shares, $3.7 million for 0.212 million shares and $19.5 million for approximately 1.2 million shares of stock in 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, 2011 and 2010 we paid cash dividends of $8.8 million, $5.9 million, and $9.2 million respectively.

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2013 and the foreseeable future.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows used in financing activities for the years indicated.

	2012	2011	2010
	(in millions)

Net cash provided by operating activities	$51.2	$26.5	$32.2
Net cash used in investing activities	(30.3)	(24.5)	(28.3)
Net cash used in financing activities	(17.7)	(4.3)	(27.2)

Cash Flows from Operating Activities

Net cash provided by operating activities was $51.2 million in 2012 compared to $26.5 million in 2011. This increase was due to higher net income and a favorable change in working capital. For the year ended December 31, 2012, net income increased by $13.5 million. For 2011, net income decreased by $7.9 million from 2010.

Significant fluctuations in working capital were as follows:

•
Inventory - less cash was used in 2012 as we experienced decreases in raw materials prices from the prior year end.  Overall, inventories decreased $2.3 million to $32.6 million at December 31, 2012 compared to $34.9 million the previous year. More cash was used in 2011 as improved demand resulted in increased volume and higher prices for raw materials, component, and parts in our inventory balance as compared to 2010 resulting in decreased cash flows of $1.3 million.

•
Accounts receivable – increased by approximately $9.6 million from the prior year primarily as a result of increased sales. In 2011, we experienced improved collection rates as a result of targeted sales discounts for some of our selected customers.  This resulted in a decrease in our accounts receivable balance of approximately $6.1 million from 2010.

•
Accrued liabilities – accrued liabilities increased cash flows by approximately $6.6 million due to an increase in customer product pre-payments and credits of approximately $2.1 million, an increase in payroll and employee benefit accruals of approximately $3.0 million and an increase in the accrual of amounts due to our representatives of approximately $1.5  million. Accrued liabilities decreased cash flows by approximately $3.0 million in 2011 due to changes in certain reserves estimates as a result of better and improved experience and a decreased in amounts due to our representatives offset by a slight increase in accrued payroll and employee benefits.

Cash Flows from Investing Activities

Net cash used in investing activities was $30.3 million for the year ended December 31, 2012 compared with net cash used in investing activities of $24.5 million in 2011. The change is primarily attributable to 2012 investments of $6.5 million in certificates of deposit and $11.7 million in corporate notes and bonds, proceeds from investments in 2012 of $1.3 million compared to approximately $10.9 million in 2011, offset by a decrease in capital expenditures of $21.7 million from the prior year. Net cash used in investing activities was $24.5 million for the year ended December 31, 2011 compared with $28.3 million in 2010. The change in investing activities is primarily attributable to the net proceeds from investments in 2011 that were offset by a net increase in capital expenditures during 2011.

Capital expenditures were $14.1 million, $35.9 million and $17.5 million in 2012, 2011 and 2010, respectively. Capital expenditures in 2012 were primarily investments in our manufacturing and production equipment to support our growth and improve efficiencies with equipment which combines the latest advancement in automation and laser technology.

The capital expenditure program for 2013 is estimated to be approximately $10 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2012 was $17.7 million, compared with $4.3 million during 2011. The change in financing activities is primarily related to approximately $6.7 million of share repurchases as well as dividend payments of $8.8 million, and reduced borrowings and increased payments on our credit facility resulting in no outstanding borrowings at December 31, 2012.

Net cash used in financing activities during the year ended December 31, 2011 was $4.3 million, compared with $27.2 million during 2010. The change in financing activities is primarily related to approximately $3.7 million of share repurchases as well as dividend payments of $5.9 million, partially offset by an increase in net borrowing of approximately $4.6 million and stock options and restricted stock awards exercised.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Agreements

We have no material contractual agreements as of December 31, 2012.

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

Revenue Recognition – We recognize revenues from sales of products when the products are shipped and the title and risk of ownership pass to the customer.  Final sales prices are fixed and based on purchase orders.  Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates.

In addition, the Company presents revenues net of sales tax and net of certain payments to our independent manufacturer representatives (“Representatives”).  Representatives are national companies that are in the business of providing HVAC units and other related products and services to customers.  The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order.  Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order.  We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price which is negotiated by the Representative with the end user customer.

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

The Representatives do not provide us with a break-out of the amount of the total order price over the minimum sales price which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our Representatives was $57.1 million, $51.6 million and $51.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Stock Compensation – We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock awards, based on their fair values at the time of grant. Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis during the service period of the related share-based compensation award. Forfeitures are estimated based on the Company's historical experience. The fair value of each option award and restricted stock award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes option valuation model requires the input of subjective assumptions such as: the expected volatility, the expected term of the options granted, expected dividend yield, and the risk free rate.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income and the update to this standard was issued December 2011. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendment must be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility, which bears a variable interest rate of LIBOR plus 2.5%.  At December 31, 2012 we had no borrowings outstanding under the revolving credit facility.  The weighted average interest rate was 2.8% and 3.4% for the years ended December 31, 2012 and 2011, respectively.

Commodity Price Risk

We are exposed to volatility in the prices of commodities used in some of our products and occasionally we use fixed price cancellable and non-cancellable contracts with our major suppliers for periods of 6 to 18 months to manage this exposure. From time to time we use financial derivatives to economically hedge our commodity price risk. We do not have committed commodity derivative instruments in place at December 31, 2012.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included commencing at page 28.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer with the oversight of the Audit Committee, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Annual Report, that our disclosure controls and procedures were not effective as a result of the identified material weakness in internal control over financial reporting, the nature of which is summarized below.

(b)  Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to a material weakness in the review procedures associated with key financial statement elements related to intercompany activities, income taxes and inventory.

In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the year ended December 31, 2012.  As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-K present fairly in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c)  Remediation of Material Weakness

To remediate the material weakness described above and improve the operational effectiveness of our internal control over financial reporting, management is in the process of implementing the following items:
•	Hire a new Chief Accounting Officer with requisite technical and financial reporting skills to help address the identified matters.
•	Create a better model for analyzing inventory variances and automating this process to help eliminate errors.
•	Verify the accuracy of reports and data used in critical calculations.
•	Design a process and controls to ensure a more precise review is performed for manual journal entries relating to critical calculations and estimates.

The Company began implementing these items in the fourth quarter of 2012.  However, not all items have been implemented yet and some items will be implemented subsequent to the filing of this Form 10-K.  The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.  The remediation and ultimate resolution of our material weakness will be reviewed by the Audit Committee of our Board of Directors.

(d)  Changes in Internal Control over Financial Reporting

Except as discussed in item (c) above, there have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•
As indicated in the accompanying Management’s Report, management has identified a material weakness in the review procedures associated with key financial statement elements related to intercompany activities, income taxes and inventory.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 14, 2013, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 14, 2013

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 21, 2013.

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

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 21, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 21, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item  407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our  2013 annual meeting of shareholders scheduled to be held May 21, 2013.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions.  Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors.  Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations.  We have not entered into any new related party transactions and have no preexisting related party transactions in 2012, 2011 or 2010.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 21, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
See Index to Consolidated Financial Statements on page 27.

(b)	Exhibits:

	(3)	(A)	Articles of Incorporation (i)
		(A-1)	Article Amendments (ii)
		(B)	Bylaws (i)
		(B-1)	Amendments of Bylaws (iii)

	(4)	(A)	Third Restated Revolving Credit and Term Loan Agreement and related documents (iv)

		(A-1)	Amendment Eight to Third Restated Revolving Credit Loan Agreement (v)

		(B)	Rights Agreement dated February 19, 1999, as amended (vi)

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (vii)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (viii)

	(21)		List of Subsidiaries (ix)

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO
_________________

	(i)		Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

(ii)
Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and to our Forms 8-K dated March 21, 1994, March 10, 1997, and March 17, 2000.

	(iii)		Incorporated herein by reference to our Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

	(iv)		Incorporated by reference to exhibit to our Form 8-K dated July 30, 2004.

	(v)		Incorporated herein by reference to exhibit to our Form 8-K dated July 29, 2012

	(vi)		Incorporated by reference to exhibits to our Forms 8-K dated February 25, 1999, and August 20, 2002, and Form 8-A Registration Statement No. 000-18953, as amended.

(vii)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 33-78520, as amended.

(viii)	Incorporated herein by reference to Appendix B to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders filed April 23, 2007.

(ix)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated: March 14, 2013	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 14, 2013	/s/ Norman H. Asbjornson
Norman H. Asbjornson President and Director (principal executive officer)

Dated: March 14, 2013	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer (principal financial officer)

Dated: March 14, 2013	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Accounting Officer (principal accounting officer)

Dated: March 14, 2013	/s/ John B. Johnson, Jr.
John B. Johnson, Jr. Director

Dated: March 14, 2013	/s/ Jack E. Short
Jack E. Short Director

Dated: March 14, 2013	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated: March 14, 2013	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated: March 14, 2013	/s/ Jerry R. Levine
Jerry R. Levine Director

Dated: March 14, 2013	/s/ Joseph E. Cappy
Joseph E. Cappy Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013, expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 14, 2013

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31
	2012	2011
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$3,159	$13
Certificates of deposit	3,120	-
Investments held to maturity at amortized cost	2,832	-
Accounts receivable, net	43,866	34,137
Income tax receivable	694	10,016
Notes receivable	28	27
Inventories, net	32,614	34,948
Prepaid expenses and other	740	723
Deferred tax assets	4,493	4,523
Total current assets	91,546	84,387
Property, plant and equipment:
Land	1,340	1,340
Buildings	59,761	56,057
Machinery and equipment	117,617	114,256
Furniture and fixtures	8,906	7,784
Total property, plant and equipment	187,624	179,437
Less: Accumulated depreciation	96,929	85,935
Property, plant and equipment, net	90,695	93,502
Certificates of deposit	2,120	-
Investments held to maturity at amortized cost	8,041	-
Note receivable, long-term	1,091	1,092
Total assets	$193,493	$178,981

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$-	$4,575
Accounts payable	13,047	14,118
Accrued liabilities	26,578	19,994
Total current liabilities	39,625	38,687
Deferred tax liabilities	15,732	17,790

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 11,250,000 shares authorized, no shares issued	-	-
Common stock, $.004 par value, 112,500,000 shares authorized, 24,517,749 and 24,618,324 issued and outstanding at December 31, 2012 and 2011, respectively	98	98
Additional paid-in capital	-	-
Retained earnings	138,038	122,406
Total stockholders' equity	138,136	122,504
Total liabilities and stockholders' equity	$193,493	$178,981

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ending December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net sales	$303,114	$266,220	$244,552
Cost of sales	232,615	219,939	189,364
Gross profit	70,499	46,281	55,188
Selling, general and administrative expenses	26,261	22,310	22,546
Loss (gain) on disposal of assets	4	1,802	(73)
Income from operations	44,234	22,169	32,715
Interest expense	(44)	(277)	(45)
Interest income	86	98	258
Other income (expense), net	41	(477)	(235)
Income before taxes	44,317	21,513	32,693
Income tax provision	16,868	7,527	10,799
Net income	$27,449	$13,986	$21,894

Earnings per share:
Basic	$1.12	$0.57	$0.87
Diluted	$1.11	$0.56	$0.87
Cash dividends declared per common share:	$0.36	$0.24	$0.24
Weighted average shares outstanding:
Basic	24,550	24,690	25,198
Diluted	24,699	24,881	25,339

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ending December 31,
	2012	2011	2010
	(in thousands)
Net income	$27,449	$13,986	$21,894
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	(1,077)
Other comprehensive income	-	-	(1,077)
Comprehensive income	$27,449	$13,986	$20,817

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
	(in thousands)
Balance at December 31, 2009	25,821	$102	$644	$1,077	$116,176	$117,999
Net income	-	-	-	-	21,894	21,894
Foreign currency translation adjustment (net of taxes of $0.6 million)	-	-	-	(1,077)	1,155	78
Stock options exercised and restricted	170	-	1,524	-	-	1,524
stock awards vested, including tax benefits
Share-based compensation	-	-	791	-	-	791
Stock repurchased and retired	(1,233)	(3)	(2,959)	-	(16,518)	(19,480)
Dividends	-	-	-	-	(6,067)	(6,067)
Balance at December 31, 2010	24,758	99	-	-	116,640	116,739
Net income	-	-	-	-	13,986	13,986
Stock options exercised and restricted	72	-	705	-	-	705
stock awards vested, including tax benefits
Share-based compensation	-	-	680	-	-	680
Stock repurchased and retired	(212)	(1)	(1,375)	-	(2,295)	(3,671)
Dividends	-	-	(10)	-	(5,925)	(5,935)
Balance at December 31, 2011	24,618	98	-	-	122,406	122,504
Net income					27,449	27,449
Stock options exercised and restricted	236	1	2,388	-	-	2,389
stock awards vested, including tax benefits
Share-based compensation	-	-	1,294	-	-	1,294
Stock repurchased and retired	(336)	(1)	(3,682)	-	(2,977)	(6,660)
Dividends	-	-	-	-	(8,840)	(8,840)
Balance at December 31, 2012	24,518	$98	$-	$-	$138,038	$138,136

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ending December 31,
	2012	2011	2010
Operating Activities	(in thousands)
Net income	$27,449	$13,986	$21,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,407	11,397	9,886
Amortization of bond premiums	155	156	379
Provision for losses on accounts receivable, net of adjustments	(83)	(289)	(117)
Provision for excess and obsolete inventories	63	(50)	-
Share-based compensation	1,294	680	791
Excess tax benefits from stock options exercised and restricted stock awards vested	(393)	(211)	(356)
(Gain) loss on disposition of assets	4	1,802	(73)
Unrealized gain on financial derivative asset	-	-	(14)
Foreign currency transaction gain	(27)	(8)	-
Interest income on note receivable	(42)	-	-
Deferred income taxes	(2,028)	10,122	(558)
Changes in assets and liabilities:
Accounts receivable	(9,646)	6,053	(6,403)
Income tax receivable	9,715	(10,016)	-
Inventories	2,271	(1,296)	(4,814)
Prepaid expenses and other	(17)	(67)	431
Financial derivative asset	-	-	2,214
Accounts payable	2,461	(2,751)	6,522
Accrued liabilities	6,584	(3,024)	2,370
Net cash provided by operating activities	51,167	26,484	32,152

Investing Activities
Proceeds from sale of property, plant and equipment	11	482	136
Investment in certificates of deposits	(6,540)	-	(2,745)
Maturities of certificates of deposits	1,300	1,503	1,242
Purchases of investments held to maturity	(11,654)	-	(12,018)
Maturities of investments	-	9,364	2,119
Proceeds from assets held for sale	-	-	460
Proceeds from called investment	626	-	-
Capital expenditures	(14,147)	(35,914)	(17,470)
Principal payments from note receivable	69	27	-
Net cash used in investing activities	(30,335)	(24,538)	(28,276)

Financing Activities
Borrowings under revolving credit facility	34,847	82,078	20,839
Payments under revolving credit facility	(39,422)	(77,503)	(20,839)
Payments of long-term debt	-	-	(76)
Stock options exercised	1,996	494	1,168
Excess tax benefits from stock options exercised and restricted stock awards vested	393	211	356
Repurchase of stock	(6,660)	(3,671)	(19,480)
Cash dividends paid to stockholders	(8,840)	(5,935)	(9,168)
Net cash used in financing activities	(17,686)	(4,326)	(27,200)

Effects of exchange rate on cash	-	-	78
Net increase (decrease) in cash and cash equivalents	3,146	(2,380)	(23,246)
Cash and cash equivalents, beginning of year	13	2,393	25,639
Cash and cash equivalents, end of year	$3,159	$13	$2,393

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Cash and Cash Equivalents

We consider all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds. The Company's cash and cash equivalents are held in a few financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company's counterparty risks are minimal based on the reputation and history of the institutions selected.

Investments

Certificates of Deposit

We invested $6.5 million in certificates of deposit for the year ending December 31, 2012 with various maturities ranging from two months to two years. The certificates of deposit bear interest ranging from 0.3% to 0.85% per annum.  We did not invest in any certificates of deposit in 2011.

Investments Held to Maturity

Our investments held to maturity are comprised of $10.9 million of corporate notes and bonds with various maturities ranging from two months to 25 months.  The investments have moderate risk with S&P ratings ranging from A+ to BBB-.  We did not invest in any investments held to maturity in 2011.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity at December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Current assets:	(in thousands)
Investments held to maturity	$2,832	$-	$(1)	$2,831
Non current assets:
Investments held to maturity	8,041	-	(9)	8,032
Total	$10,873	$-	$(10)	$10,863

We evaluate these investments for other-than-temporary impairments on a quarterly basis.  We do not believe that any of the unrealized losses represent an other-than-temporary impairment.

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

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets.  To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 5% of revenues for the years ended December 31, 2012, 2011 and 2010.  No customer accounted for 10% of our sales during 2012, 2011 or 2010.  Other than one customer who placed an exceptionally large order with an invoice date of 12/27/12 and a payment date of 1/17/13, no customer accounted for more than 5% of our accounts receivable balance at December 31, 2012, 2011 or 2010.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of the items.  The carrying amount of the Company's revolving line of credit, and other payables, approximate their fair values either due to their short term nature, the variable rates associated with the debt or based on current rates offered to the Company for debt with similar characteristics.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	3-40 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-7 years

Impairment of Long-Lived Assets

We review long-lived assets for possible impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to its estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the undiscounted cash flows are less than the carrying amount of the asset or asset group, an impairment loss is recognized for the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2012, 2011, and 2010 research and development costs amounted to approximately $3.6 million, $4.8 million, and $3.6 million, respectively.

Advertising

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2012, 2011, and 2010 was approximately $0.9 million, $1.2 million, and $0.9 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales.  Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2012, 2011 and 2010 shipping and handling fees amounted to approximately $8.6 million, $8.7 million, and $8.6 million, respectively.

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

Stock Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The Company’s share-based compensation plans provide for the granting of stock options, and restricted stock. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model. The use of the Black-Scholes option valuation model requires the input of subjective assumptions. Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related share-based compensation award. Forfeitures are estimated based on the Company's historical experience. The fair value of restricted stock awards is determined based on the market value of the Company’s shares on the grant date and the compensation expense is recognized on a straight-line basis during the service period of the respective grant.

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

Revenue Recognition

We recognize revenues from sales of products when the products are shipped and the title and risk of ownership pass to the customer.  Final sales prices are fixed and based on purchase orders.  Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates.

In addition, the Company presents revenues net of sales tax and net of certain payments to our independent manufacturer representatives (“Representatives”).  Representatives are national companies that are in the business of providing HVAC units and other related products and services to customers.  The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order.  Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order.  We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price which is negotiated by the Representative with the end user customer.

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

The Representatives do not provide us with a break-out of the amount of the total order price over the minimum sales price which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our representatives was $57.1 million, $51.6 million, and $51.4 million for each of the years ended December 31, 2012, 2011, and 2010, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because these estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows.  We reevaluate our estimates and assumptions on a monthly basis. The most significant estimates include the allowance for doubtful accounts, inventory reserves, warranty accrual, workers compensation accrual, medical insurance accrual, share-based compensation and the fair value of derivative financial instruments.  Actual results could differ materially from those estimates.

3. Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	December 31
	2012	2011
	(in thousands)
Accounts receivable	$43,918	$34,405
Less: Allowance for doubtful accounts	(52)	(268)
Total, net	$43,866	$34,137

	Years Ending December 31,
	2012	2011	2010
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$268	$600	$776
Provisions for losses on accounts receivables	(83)	(289)	(117)
Accounts receivable written off, net of recoveries	(133)	(43)	(59)
Balance, end of period	$52	$268	$600

4. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31
	2012	2011
	(in thousands)
Raw materials	$28,155	$31,746
Work in process	2,757	1,979
Finished goods	2,065	1,523
	32,977	35,248
Less: Allowance for excess and obsolete inventories	(363)	(300)
Total, net	$32,614	$34,948

	Years Ending December 31,
	2012	2011	2010
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$300	$350	$760
Provisions for excess and obsolete inventories	63	(50)	-
Inventories written off	-	-	(410)
Balance, end of period	$363	$300	$350

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

We evaluate the note for impairment on a quarterly basis.  We determine the note receivable to be impaired if we are uncertain of its collectability based on the contractual terms.  At December 31, 2012 and 2011 there was no impairment.

6.  Supplemental Cash Flow Information

	Years Ending December 31,
	2012	2011	2010
Supplemental disclosures:	(in thousands)
Interest paid	$44	$277	$45
Income taxes paid	15,128	6,377	7,800

Non-cash investing and financing activities:
Non-cash capital expenditures	(3,670)	3,852	-
Trade-in of equipment	300	1,802	14

7. Warranties

A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.  Warranty expense was $3.5 million, $4.2 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Changes in the warranty accrual are as follows:

	Years Ending December 31,
	2012	2011	2010
Warranty accrual:	(in thousands)
Balance, beginning of period	$6,093	$7,300	$7,200
Payments made	(3,861)	(5,387)	(4,405)
Provisions	3,304	5,146	3,987
Adjustments related to changes in estimates	240	(966)	518
Balance, end of period	$5,776	$6,093	$7,300

8. Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	December 31
	2012	2011
	(in thousands)
Warranty	$5,776	$6,093
Due to representatives	9,439	7,891
Payroll	3,852	1,736
Workers' compensation	928	886
Medical self-insurance	420	326
Customer prepayments	3,933	1,784
Employee benefits and other	2,230	1,278
Total	$26,578	$19,994

9. Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  Borrowings available under the revolving credit facility at December 31, 2012, were $29.1 million.  Interest on borrowings is payable monthly at LIBOR plus 2.5%.  No fees are associated with the unused portion of the committed amount.  As of December 31, 2012, we had no balance outstanding under our revolving credit facility and $4.6 million was outstanding at December 31, 2011.  At December 31, 2012 and 2011, the weighted average interest rate was 2.8% and 3.4%, respectively

At December 31, 2012, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At December 31, 2012 our tangible net worth was $138.1 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.4 to 1.0, which meets the requirement of not being above 2 to 1.  Our working capital was $51.9 million which meets the requirement of being at or above $40.0 million.

10.  Income Taxes

The provision for income taxes consists of the following:

	Years Ending December 31,
	2012	2011	2010
	(in thousands)
Current	$18,896	$(2,595)	$11,357
Deferred	(2,028)	10,122	(558)
	$16,868	$7,527	$10,799

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ending December 31,
	2012	2011	2010
Federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	5%	4%	4%
Other	(2)%	(4)%	(6)%
	38%	35%	33%

Other primarily relates to the domestic production activity credit, certain domestic credits and a change in rate applied to deferred taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2012	2011
	(in thousands)
Net current deferred assets and (liabilities) relating to:
Valuation reserves	$164	$221
Warranty accrual	2,287	2,376
Other accruals	1,996	1,216
Other, net	46	710
	$4,493	$4,523

Net long-term deferred assets and (liabilities) relating to:
Depreciation	$(16,659)	$(18,802)
Share-based compensation	653	648
Other, net	274	364
	$(15,732)	$(17,790)

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions.   We are subject to U.S. examinations for tax years 2010 through 2012, and to non-U.S. income tax examinations for the tax years of 2007 through 2010.  In addition, we are subject to state and local income tax examinations for the tax years 2009 through 2012.

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements.  The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  The Company had no uncertain tax positions that required recognition in the consolidated financial statements at December 31, 2012 and 2011.  Any interest or penalties would be recognized as a component of income tax expense.

The year ended December 31, 2011 resulted in a net operating loss (NOL) of $4.6 million.  The full amount of the NOL is expected to be utilized with the filing of the 2012 federal tax return.

On January 2, 2013 the American Taxpayer Relief Act (ATRA) of 2012 was signed into law.  Some of the provisions were retroactive to January 1, 2012, including the extension of certain tax credits.  The tax rate above reflects the tax law that was in place as of December 31, 2012. Had the ATRA had been enacted prior to January 1, 2013, our overall tax expense would have been approximately $0.53 million lower at an overall effective rate of 37%.  This $0.53 million difference will be reflected as a reduction in expense in the first quarter of 2013.

11.  Share-Based Compensation

We have historically maintained a stock option plan for key employees, directors and consultants (“the 1992 Plan”). The 1992 Plan provided for 6.6 million shares to be issued under the plan in the form of stock options.  Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant.  Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter.  Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant.  All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

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

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2012 is $2.4 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2012, 2011 and 2010 using a Black Scholes Model:

	2012	2011	2010
Director and Officers:
Expected dividend yield	1.22%	N/A	1.53%
Expected volatility	47.54%	N/A	45.37%
Risk-free interest rate	1.19%	N/A	2.63%
Expected life (in years)	7	N/A	7

Employees:
Expected dividend yield	1.22%	1.19%	1.53%
Expected volatility	45.99%	45.22%	45.29%
Risk-free interest rate	1.19%	1.41%	2.44%
Expected life (in years)	8	8	8

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

The following is a summary of stock options vested and exercisable as of December 31, 2012:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$7.21 - 9.71	66,350	2.86	$8.04	$851
$10.21 - 12.97	135,050	5.22	10.78	1,362
$13.70 - 18.30	50,100	7.86	15.63	263
Total	251,500	5.12	$11.03	$2,476

The following is a summary of stock options vested and exercisable as of December 31, 2011:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$6.45 - 7.21	81,850	2.42	$6.91	$1,111
$7.53 - 10.66	153,900	5.00	9.56	1,682
$10.75 - 13.79	114,200	5.13	12.12	957
$15.51 - 18.30	16,200	8.50	15.91	74
Total	366,150	4.62	$10.05	$3,824

The following is a summary of stock options vested and exercisable as of December 31, 2010:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$6.45 - 7.21	103,350	3.18	$6.83	$1,238
$7.53 - 10.66	138,300	5.57	9.29	1,317
$10.75 - 14.28	77,700	5.93	12.16	516
Total	319,350	4.89	$9.19	$3,071

A summary of option activity under the plan is as follows:

		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at December 31, 2011	653,050	$11.77
Granted	301,575	19.47
Exercised	(197,950)	10.08
Forfeited or Expired	(13,000)	18.54
Outstanding at December 31, 2012	743,675	$15.23
Exercisable at December 31, 2012	251,500	$11.03

The total intrinsic value of options exercised during December 31, 2012, 2011 and 2010 was $4.0 million, $1.1 million and $2.4 million, respectively.  The cash received from options exercised during December 31, 2012, 2011 and 2010 was $2.0 million, $0.5 million and $1.2 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  At December 31, 2012, unrecognized compensation cost related to unvested restricted stock awards was approximately $0.837 million which is expected to be recognized over a weighted average period of 2.2 years.

A summary of the unvested restricted stock awards is as follows:

		Weighted
		Average
		Grant date
Restricted stock	Shares	Fair Value
Unvested at December 31, 2011	37,350	$20.65
Granted	45,550	18.21
Vested	(18,825)	19.20
Forfeited	-	-
Unvested at December 31, 2012	64,075	$18.16

A summary of share-based compensation is as follows for the years ending December 31, 2012, 2011 and 2010:

	2012	2011	2010
Grant date fair value of awards during the period:	(in thousands)
Options	$2,569	$632	$799
Restricted stock	830	325	330
Total	$3,399	$957	$1,129

Share-based compensation expense:	2012	2011	2010
Options	$958	$389	$446
Restricted stock	336	291	345
Total	$1,294	$680	$791

Income tax benefit related to share-based compensation:	2012	2011	2010
Options	$370	$154	$334
Restricted stock	23	57	22
Total	$393	$211	$356

12. Employee Benefits

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

Under the plan the Company contributes a specified percentage of each eligible employee’s compensation. In addition, the Company contributes 1.5% of eligible payroll to the 401(k) plan each year.  We contribute in the form of cash and direct the investment to shares of AAON stock.  Employees are 100% vested in salary deferral contributions and vest 20% per year at the end of years two through six of employment in employer matching contributions.  For the year ended December 31, 2012, 2011 and 2010 we made matching contributions of $2.4 million, $2.2 million and $1.7 million, respectively. Administrative expenses remained consistent at approximately $0.1 million for the years ended 2012, 2011 and 2010, respectively.

Profit Sharing Bonus Plan - We maintain a discretionary profit sharing bonus plan under which 10% of pre-tax profit is paid to eligible employees on a quarterly basis in order to reward employee productivity.  Eligible employees are regular full-time employees who are actively employed and working on the first day of the calendar quarter and remain continuously, actively employed and working through the 15th of the third month following the calendar quarter and who work at least 80% of the five and one-half month period. Profit sharing expense was $4.9 million, $2.4 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

13.  Shareholders’ Equity

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

The rights may be redeemed by us for $0.001 per right until a person or group has acquired 15% of our Common Stock.  The rights expired on August 20, 2012.

Stock Repurchase - On May 12, 2010, we completed a stock buyback program under a Board of Directors authorization dated November 6, 2007.  As authorized we repurchased a total of 2.7 million shares under this program for an aggregate price of approximately $36.1 million, or an average price of $13.36 per share.  We purchased these shares at current market prices.

On May 17, 2010, the Board authorized a new stock buyback program, targeting repurchases of up to approximately 5% (approximately 1.3 million shares) of our outstanding stock from time to time in open market transactions.  Through June 28, 2010, we repurchased a total of approximately 0.718 million shares for an aggregate price of $11.5 million, or an average price of $16.04 per share.  We purchased the shares at current market prices.  No purchases were made for the years ended December 31, 2012 and 2011.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through December 31, 2012, we repurchased approximately 1.9 million shares for an aggregate price of $25.1 million, or an average price of $13.38 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased is contingent upon the number of shares sold.  Through December 31, 2012, we repurchased approximately 0.734 million shares for an aggregate price of $11.2 million, or an average price of $15.25 per share.  We purchased the shares at current market prices.

Dividends - At the discretion of the Board of Directors we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment. The Board of Directors approved dividend payments of $0.12 per share related to the 3-for-2 stock split effective on June 13, 2011.

We declared dividends to shareholders of record at the close of business on June 11, 2012, which were paid on July 2, 2012.  At a meeting of the Board of Directors on November 7, 2012, the Board declared a regular semi-annual cash dividend of $0.12 per share, and, in view of our strong financial position, the Board also declared a one-time special cash dividend of $0.12 per share.  Both dividends were paid to shareholders of record at the close of business on December 3, 2012 and paid on December 24, 2012.

We paid cash dividends of $8.8 million, $5.9 million and $9.2 million in 2012, 2011 and 2010, respectively.

14.  Commitments and Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate.

We are party to several short-term, cancelable and occasionally non-cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations.  These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption.

15. New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income and the update to this standard was issued December 2011. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendment must be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	2012	2011	2010
Numerator:	(in thousands, except share and per share data)
Net income	$27,449	$13,986	$21,894

Denominator:
Basic weighted average shares	24,550,113	24,689,852	25,198,166
Effect of dilutive stock options and restricted stock	149,104	191,294	141,227
Diluted weighted average shares	24,699,217	24,881,146	25,339,393

Earnings per share:
Basic	$1.12	$0.57	$0.87
Dilutive	$1.11	$0.56	$0.87
Anti-dilutive shares:
Shares	413,275	171,250	121,500
Weighted average exercise price	$18.54	$16.35	$15.23

17.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2012 and 2011:

	Quarter
	First	Second	Third	Fourth
	(in thousands, excpet per share data)
2012
Net sales	$64,957	$83,333	$76,816	$78,008
Gross profit	13,518	21,103	17,149	18,729
Net income	4,567	9,297	6,007	7,578
Earnings per share:
Basic	0.19	0.38	0.24	0.31
Diluted	0.18	0.38	0.24	0.31

2011
Net sales	$59,913	$69,076	$73,829	$63,402
Gross profit	11,638	11,737	14,259	8,647
Net income	3,650	3,839	5,626	871
Earnings per share:
Basic	0.15	0.16	0.23	0.04
Diluted	0.15	0.15	0.23	0.04

Higher component prices adversely affected both gross margins and profits in the fourth quarter of 2011.  Also, the Company experienced the negative effect of manufacturing inefficiencies due to the introduction of new products and, quite significantly, a $1.8 million charge to earnings caused by our decision to replace approximately 50% of AAON’s heavily-used sheet metal equipment to benefit from a Federal law allowing 100% depreciation (for tax purposes) of qualified capital expenditures put in service in calendar year 2011 and to gain greatly improved manufacturing efficiencies in 2012 and beyond. The charge to earnings was caused by a pre-tax loss of $1.8 million on the trade in of the old equipment. The new equipment is state of the art and combines the latest advancements in automation and laser technology, in furtherance of our strategic vision to improve manufacturing efficiencies.

A number of additional one-time charges were incurred in the fourth quarter of 2011:

•	Inefficient sheet metal production due to the changing out of approximately 50% of our capacity in a short period of time in order to have our new equipment operable by the end of the year.

•	Numerous costs expensed during the change out of the equipment.

•	Inefficiencies in production due to lack of sheet metal parts in a timely fashion.

•	Costs associated with relocating three assembly lines and rearranging two other assembly lines.