Form 10-Q
period 2013-03-31
AAON INC
filed 2013-05-09
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Yes                                             No     ✓

As of April 25, 2013, registrant had outstanding a total of 24,490,154 shares of its $.004 par value Common Stock.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$9,717	$3,159
Certificates of deposit	2,400	3,120
Investments held to maturity at amortized cost	4,736	2,832
Accounts receivable, net	38,551	43,866
Income tax receivable	975	694
Note receivable	28	28
Inventories, net	33,986	32,614
Prepaid expenses and other	839	740
Deferred tax assets	4,795	4,493
Total current assets	96,027	91,546
Property, plant and equipment:
Land	1,340	1,340
Buildings	59,878	59,761
Machinery and equipment	118,005	117,617
Furniture and fixtures	9,100	8,906
Total property, plant and equipment	188,323	187,624
Less: Accumulated depreciation	100,093	96,929
Property, plant and equipment, net	88,230	90,695
Certificates of deposit	2,358	2,120
Investments held to maturity at amortized cost	6,796	8,041
Notes receivable	1,062	1,091
Total assets	$194,473	$193,493

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$-	$-
Accounts payable	10,945	13,047
Accrued liabilities	23,683	26,578
Total current liabilities	34,628	39,625
Deferred tax liabilities	14,829	15,732

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 11,250,000 shares authorized,	-	-
no shares issued
Common stock, $.004 par value, 112,500,000 shares authorized,	98	98
24,510,111 and 24,517,749 issued and outstanding at March 31, 2013 and December 31, 2012, respectively
Additional paid-in capital	-	-
Retained earnings	144,918	138,038
Total stockholders' equity	145,016	138,136
Total liabilities and stockholders' equity	$194,473	$193,493

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands, except per share data)
Net sales	$66,833	$64,957
Cost of sales	51,521	51,439
Gross profit	15,312	13,518
Selling, general and administrative expenses	6,967	5,981
Loss (gain) on disposal of assets	7	(23)
Income from operations	8,338	7,560
Interest expense	(1)	(16)
Interest income	35	13
Other income(expense), net	(16)	48
Income before taxes	8,356	7,605
Income tax provision	1,216	3,038
Net income	$7,140	$4,567

Earnings per share:
Basic	$0.29	$0.19
Diluted	$0.29	$0.18
Cash dividends declared per common share:	$-	$-
Weighted average shares outstanding:
Basic	24,507	24,587
Diluted	24,641	24,772

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at January 1, 2013	24,518	$98	$-	$138,038	$138,136
Net income	-	-	-	7,140	7,140
Stock options exercised and restricted	39	-	463	-	463
stock awards vested, including tax benefits
Share-based compensation	-	-	392	-	392
Stock repurchased and retired	(47)	-	(855)	(260)	(1,115)
Balances at March 31, 2013	24,510	$98	$-	$144,918	$145,016

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31, 2013	March 31, 2012
Operating Activities	(in thousands)
Net income	$7,140	$4,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,191	3,394
Amortization of bond premiums	127	-
Provision for losses on accounts receivable, net of adjustments	269	4
Provision for excess and obsolete inventories	169	-
Share-based compensation	392	169
Excess tax benefits from stock options exercised and restricted stock awards vested	(109)	(13)
(Gain) loss on disposition of assets	7	(23)
Foreign currency transaction gain	19	(23)
Interest income on note receivable	(10)	-
Deferred income taxes	(1,205)	170
Changes in assets and liabilities:
Accounts receivable	5,046	(390)
Income tax receivable	(172)	(237)
Inventories	(1,541)	(1,807)
Prepaid expenses and other	(99)	(82)
Accounts payable	(1,838)	712
Accrued liabilities	(2,895)	5,130
Net cash provided by operating activities	8,491	11,571

Investing Activities
Proceeds from sale of property, plant and equipment	-	300
Investment in certificates of deposits	(238)	-
Maturities of certificates of deposits	720	-
Purchases of investments held to maturity	(1,396)	-
Maturities of investments	610	-
Capital expenditures	(997)	(2,959)
Principal payments from note receivable	20	7
Net cash used in investing activities	(1,281)	(2,652)

Financing Activities
Borrowings under revolving credit facility	1,955	13,111
Payments under revolving credit facility	(1,955)	(17,686)
Stock options exercised	354	55
Excess tax benefits from stock options exercised and restricted stock awards vested	109	13
Repurchase of stock	(1,115)	(1,180)
Net cash used in financing activities	(652)	(5,687)

Net increase (decrease) in cash and cash equivalents	6,558	3,232
Cash and cash equivalents, beginning of period	3,159	13
Cash and cash equivalents, end of period	$9,717	$3,245

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of AAON, Inc., a Nevada corporation, and our operating subsidiaries, all of which are wholly-owned (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2012 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. All intercompany balances and transactions have been eliminated in consolidation.

We are engaged in the manufacture and sale of air conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units and coils.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows.  We reevaluate our estimates and assumptions on a monthly basis.  The most significant estimates include the allowance for doubtful accounts, inventory reserves, warranty accrual, workers compensation accrual, medical insurance accrual and share-based compensation.  Actual results could differ materially from those estimates.

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in our critical accounting policies.

2.  Revenue Recognition

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

In addition, we present revenues net of sales tax and net of certain payments to our independent manufacturer representatives (“Representatives”).  Representatives are national companies that are in the business of providing HVAC units and other related products and services to customers.  The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order.  Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order.  We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer.

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

The Representatives do not provide us with a break-out of the amount of the total order price over the minimum sales price, which includes the Representatives’ fee and Third Party Product amounts (“Due to Representatives”).  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our representatives was $13.6 million and $12.9 million for each of the three months ended March 31, 2013 and 2012, respectively.

3.  Investments

Certificates of Deposit – We invested $4.8 million and $6.5 million in certificates of deposit as of March 31, 2013, and December 31, 2012, respectively. The certificates of deposit bear interest ranging from 0.35% to 0.85% per annum and have various maturities ranging from two months to two years.

Investments Held to Maturity – Our investments held to maturity are comprised of $11.5 million of corporate notes and bonds with original maturities ranging from six to 25 months.  The investments have moderate risk with S&P ratings ranging from A+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of March 31, 2013 and December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
March 31, 2013:	(in thousands)
Current assets:
Investments held to maturity	$4,736	$12	$-	$4,748
Non current assets:
Investments held to maturity	6,796	-	(6)	6,790
Total	$11,532	$12	$(6)	$11,538
December 31, 2012:
Current assets:
Investments held to maturity	$2,832	$-	$(1)	$2,831
Non current assets:
Investments held to maturity	8,041	-	(9)	8,032
Total	$10,873	$-	$(10)	$10,863

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Accounts receivable	$38,872	$43,918
Less: Allowance for doubtful accounts	(321)	(52)
Total, net	$38,551	$43,866

	Three months ended
	March 31, 2013	March 31, 2012
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$52	$268
Provisions for losses on accounts receivables	269	5
Accounts receivable written off, net of recoveries	-	(12)
Balance, end of period	$321	$261

5.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$29,310	$28,155
Work in process	3,282	2,757
Finished goods	1,926	2,065
	34,518	32,977
Less: Allowance for excess and obsolete inventories	(532)	(363)
Total, net	$33,986	$32,614

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended
	March 31, 2013	March 31, 2012
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$363	$300
Provisions for excess and obsolete inventories	196	-
Inventories written off	(27)	-
Balance, end of period	$532	$300

6.  Supplemental Cash Flow Information

	Three months ended
	March 31, 2013	March 31, 2012
Supplemental disclosures:	(in thousands)
Interest paid	$-	$24
Income taxes paid	185	-

Non-cash investing and financing activities:
Non-cash capital expenditures	16	1,394
Trade-in of equipment	-	300

7.  Warranties

The Company has warranties with various terms from eighteen months for parts to twenty-five years for certain heat exchangers.  The Company has an obligation to replace parts or service its products if conditions under the warranty are met.  A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.  Warranty expense was $0.847 million and $0.715 million for the three months ended March 31, 2013 and 2012, respectively.

Changes in the warranty accrual are as follows:

	Three months ended
	March 31, 2013	March 31, 2012
Warranty accrual:	(in thousands)
Balance, beginning of period	$5,776	$6,093
Payments made	(733)	(722)
Provisions	847	715
Balance, end of period	$5,890	$6,086

8.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Warranty	$5,890	$5,776
Due to representatives	8,534	9,439
Payroll	2,448	3,852
Workers' compensation	814	928
Medical self-insurance	495	420
Customer prepayments	3,040	3,933
Employee benefits and other	2,462	2,230
Total	$23,683	$26,578

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by the Bank of Oklahoma, National Association.  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  Borrowings available under the revolving credit facility at March 31, 2013, were $29.1 million.  Interest on borrowings is payable monthly at LIBOR plus 2.5%.  No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at March 31, 2013 and December 31, 2012.  Our weighted average interest rate for borrowings during the periods was 2.71% at March 31, 2013 and 2.8% at December 31, 2012.

As of March 31, 2013, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At March 31, 2013, our tangible net worth was $145.0 million and met the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.34 to 1, and met the requirement of not being above 2 to 1.  Our working capital was $61.4 million and met the requirement of being at or above $40.0 million.

10.  Income Taxes

Income tax expense for the three months ended March 31, 2013, was $1.2 million, or 14.6% of pre-tax income, compared with $3.0 million, or 39.9% of pre-tax income for the three months ended March 31, 2012. The Company’s estimated annual effective tax rate for the year is 34.5%.  This differs from the U.S. federal statutory rate of 35% due to items such as state and local income taxes, and various federal and state income tax credits.  Additionally, the income tax provision for the three months ended March 31, 2013 also reflected discrete benefits related to the Research and Development (“R&D”) Credit and the Indian Employment Credit.  These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.  No R&D Credit or Indian Employment Credit benefits were recorded in the income tax provision for the three months ended March 31, 2012.  The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013, causing our effective tax rate to be lower than expected.  This change in estimate was the result of additional and better information.

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2010 to present, and to non-U.S. income tax examinations for the tax years of 2007 through 2010. In addition, we are subject to state and local income tax examinations for the tax years 2009 to present.  The Company had no uncertain tax positions that required recognition in the consolidated financial statements at March 31, 2013 or December 31, 2012.  Any interest or penalties would be recognized as a component of income tax expense.

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

The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2013 is $2.3 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2013 and 2012 using a Black Scholes Model:

	Three months ended
	March 31, 2013	March 31, 2012
Director and Officers:
Expected dividend yield	0%	0%
Expected volatility	0%	0%
Risk-free interest rate	0%	0%
Expected life (in years)	-	-

Employees:
Expected dividend yield	1.00%	0%
Expected volatility	45.62%	0%
Risk-free interest rate	1.23%	0%
Expected life (in years)	8	-

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

The following is a summary of stock options vested and exercisable as of March 31, 2013:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average	Intrinsic
Exercise	of	Contractual	Exercise	Value
Prices	Shares	Life	Price	(in thousands)
$7.21 - 9.71	59,600	2.68	$8.14	$1,159
$10.21 - 12.97	146,450	5.05	10.78	2,462
$13.70 - 21.01	44,200	7.55	15.43	538
Total	250,250	4.92	$10.97	$4,159

The following is a summary of stock options vested and exercisable as of March 31, 2012:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average	Intrinsic
Exercise	of	Contractual	Exercise	Value
Prices	Shares	Life	Price	(in thousands)
$6.45 - 7.21	81,850	2.17	$6.91	$1,087
$7.53 - 10.66	172,650	5.02	9.63	1,824
$10.75 - 13.79	129,840	5.02	12.09	1,052
$15.51 - 21.57	16,200	8.25	15.91	69
Total	400,540	4.57	$10.12	$4,032

A summary of option activity under the plans is as follows:

		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at December 31, 2012	743,675	$15.23
Granted	16,000	21.30
Exercised	(31,550)	11.21
Forfeited or Expired	(10,550)	16.39
Outstanding at March 31, 2013	717,575	$15.52
Exercisable at March 31, 2013	250,250	$10.97

The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $0.785 million and $0.107 million, respectively.  The cash received from options exercised during the three months ended March 31, 2013 and 2012 was $0.354 million and $0.055 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  At March 31, 2013, unrecognized compensation cost related to unvested restricted stock awards was approximately $0.822 million, which is expected to be recognized over a weighted average period of 2.2 years.

A summary of the unvested restricted stock awards is as follows:

		Weighted
		Average
		Grant date
Restricted stock	Shares	Fair Value
Unvested at December 31, 2012	64,075	$18.16
Granted	5,425	23.01
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2013	69,500	$18.54

A summary of share-based compensation is as follows for the three months ending March 31, 2013 and 2012:

	2013	2012
Grant date fair value of awards during the period:	(in thousands)
Options	$151	$-
Restricted stock	125	-
Total	$276	$-

Share-based compensation expense:	2013	2012
Options	$279	$94
Restricted stock	113	75
Total	$392	$169

Income tax benefit related to share-based compensation:	2013	2012
Options	$109	$13
Restricted stock	-	-
Total	$109	$13

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

	Three months ended
	March 31, 2013	March 31, 2012
	(in thousands, except share and per share data)
Numerator:
Net income	$7,140	$4,567

Denominator:
Basic weighted average shares	24,507,088	24,587,452
Effect of dilutive stock options and restricted stock	134,341	184,839
Diluted weighted average shares	24,641,429	24,772,291

Earnings per share:
Basic	$0.29	$0.19
Diluted	$0.29	$0.18
Anti-dilutive shares:
Shares	333,425	155,500
Weighted average exercise price	$19.35	$16.35

13. Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 1.3 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 0.718 million shares for an aggregate price of $11.5 million, or an average price of $16.04 per share. We purchased the shares at current market prices. No repurchases were made for the three month period ended March 31, 2013 or the year ended December 31, 2012.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through March 31, 2013, we repurchased approximately 1.9 million shares for an aggregate price of $26.2 million, or an average price of $13.64 per share. We purchased the shares at current market prices.  For the three-months ended March 31, 2013 and 2012 we repurchased shares of 0.047 million and 0.060 million, respectively.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options. The maximum number of shares to be repurchased is contingent upon the number of shares sold. Through March 31, 2013, we repurchased approximately 0.734 million shares for an aggregate price of $11.2 million, or an average price of $15.25 per share. We purchased the shares at current market prices.  For the three-months ended March 31, 2013 and 2012 we repurchased no shares under this program.

Dividends - At the discretion of the Board of Directors we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

We declared dividends to shareholders of record at the close of business on June 11, 2012, which were paid on July 2, 2012. At a meeting of the Board of Directors on November 7, 2012, the Board declared a regular semi-annual cash dividend of $0.12 per share, and, in view of our strong financial position, the Board also declared a one-time special cash dividend of $0.12 per share. The dividends were paid to shareholders of record at the close of business on December 3, 2012 and paid on December 24, 2012, respectively.

We paid no dividends during the three-months ended March 31, 2013 or 2012.

14. Commitments and Contingencies

We are subject to claims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability from these claims and actions, if any, will not have a material effect on our results of operations, financial position or cash flows.

We sometimes are party to short-term, cancelable and non-cancelable, fixed and variable price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations.  These contracts are not accounted for as derivatives instruments because they meet the normal purchases and sales exemption.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada.  Foreign sales were approximately 7% of our total net sales for the quarter just ended and 6% of our 2012 first quarter sales.

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

The price levels of our raw materials have somehow moderated from the high prices we experienced a year ago, but the market continues to be volatile and unpredictable due to the economic environment and uncertainty in the financial and capital markets.   For the three months ended March 31, 2013, the prices for steel and aluminum decreased by approximately 2.78% and 6.17%, respectively, while the price of copper remained relatively unchanged from the quarter ended March 31, 2012.

We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of 6 to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations. In addition, from time to time we use derivative contracts to partially mitigate the volatility in the prices for some of these commodities. We did not enter into a derivative contract for any of our key raw materials during the quarters ended March 31, 2013 or 2012.

Key financial highlights impacting our financial condition, results of operations and cash position for the three months ended March 31, 2013 are as follows:

•	Net sales for the first quarter of 2013 increased by 2.9% to $66.8 million compared to $64.9 million for the same period in 2012.

•	Income from operations increased by $0.778 million, or 10.3% to $8.3 million from the same quarter a year ago.

•	We ended the quarter with a cash balance of $9.7 million and no debt on our balance sheet. Working capital was $61.4 million – an improvement of $9.5 million, or 18.3% from the fourth quarter of 2012.

•
Cash provided by operations was $8.5 million compared to $11.6 million in the first quarter of 2012. Cash used in investing activities was $1.3 million, which is $1.4 million lower than the first quarter of 2012 primarily as a result of lower capital expenditures.

•
Net income was up by 56.3% or $2.6 million to $7.1 million in the first quarter of 2013 compared with net income of $4.6 million for the same quarter in 2012. Basic and diluted earnings per share were both $0.29 in the first quarter of 2013 compared to $0.19 and $0.18 in 2012, respectively.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in thousands):

	Three months ended March 31,
			Increase (Decrease)		Percent of sales
	2013	2012	$	%	2013	2012
Net sales	$66,833	$64,957	$1,876	2.9	100.0%	100.0%
Cost of sales	51,521	51,439	82	0.2	77.1%	79.2%
Gross profit	15,312	13,518	1,794	13.3	22.9%	20.8%
Selling, general and administrative expenses	6,967	5,981	986	16.5	10.4%	9.2%
Loss (gain) on disposal of assets	7	(23)	30	(130.4)	0.0%	0.0%
Income from operations	8,338	7,560	778	10.3	12.5%	11.6%
Interest expense	(1)	(16)	15	(93.8)	0.0%	0.0%
Interest income	35	13	22	169.2	0.1%	0.0%
Other income (expense), net	(16)	48	(64)	(133.3)	0.0%	0.1%
Income before taxes	8,356	7,605	751	9.9	12.5%	11.7%
Income tax provision	1,216	3,038	(1,822)	(60.0)	1.8%	4.7%
Net income	$7,140	$4,567	$2,573	56.3	10.7%	7.0%

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Net Sales

Net sales for the three month ended March 31, 2013 increased $1.9 million, or 2.9%, to $66.8 million from $64.9 million over the same period in 2012. The increase in net sales is primarily attributed to price increases during 2012.

Gross Profit

For the quarter just ended March 31, 2013, gross profit increased $1.8 million, or 13.3% to $15.3 million from $13.5 million for the same period a year ago.  Gross profit as a percentage of net sales were 22.9% compared to 20.8%, an improvement of 2.1% from the first quarter of 2012, primarily due to higher average sales prices per unit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by $1.0 million, or 16.5% to $7.0 million for the quarter just ended compared to $6.0 million incurred in the first quarter of 2012. As a percentage of net sales, SG&A increased slightly at 10.4% of total sales for the three months ended March 31, 2013 compared to 9.2% for the same period in 2012.  The increase in SG&A is primarily due to hiring of new employees, increased advertising expense related to a sales show, increased professional fees to our external auditors and other consultants and increases in employee compensation.

Other Income (Expense)

Other expense was $0.016 million in the first quarter of 2013 compared to other income of $0.048 million in the first quarter of 2012.  The changes in other income (expense) are primarily due to foreign currency exchange rate fluctuations.

Income Taxes

Our effective rate for the first quarter of 2013 was 14.6% compared to 39.9% in the first quarter of 2012.  The income tax provision for the three months ended March 31, 2013 reflected discrete benefits related to the Research and Development (“R&D”) Credit and the Indian Employment Credit.  These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.  No R&D Credit or Indian Employment Credit benefits were recorded in the income tax provision for the three months ended March 31, 2012.  The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013, causing our effective tax rate to be lower than expected.  This change in estimate was the result of additional and better information.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from our operating activities and the borrowing capacity under the revolving line of credit provided by the Bank of Oklahoma, National Association. Our primary uses of cash are working capital, capital expenditures, contractual obligations, stock repurchases, and dividend payments.

General

Our revolving credit facility provides for maximum borrowings of $30.0 million. We have a standby letter of credit that expires on December 31, 2013 of approximately $0.9 million, which meets the requirement for our worker’s compensation insurance program.  There are no fees associated with the unused portion of the committed amount.

During the quarter just ended March 31, 2013, we borrowed $1.9 million and made payments of $1.9 million under the revolving credit facility.   Interest on borrowings is payable monthly at LIBOR plus 2.5%.  We paid interest at a weighted average rate of 2.7% during the three months just ended, and 2.8% for the year ended December 31, 2012.

We had no outstanding balance under the revolving credit facility at March 31, 2013 and December 31, 2012.  Borrowings available under the revolving credit facility at March 31, 2013 were $29.1 million.

As of March 31, 2013, we were in compliance with the financial covenants in the revolving credit facility and anticipate our compliance will continue during the remainder of 2013.  These covenants require us to meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At March 31, 2013, our tangible net worth was $145.0 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.34 to 1, which meets the requirement of not being above 2 to 1.  Our working capital was $61.4 million which meets the requirement of being at or above $40.0 million.

For the quarter just ended in 2013, we repurchased shares of stock under our authorized stock buyback programs, employees’ 401(k) savings, investment plan, and from options exercised by our directors and officers in the open market in the amount of $1.1 million for approximately 0.047 million shares, as compared to $1.2 million for approximately 0.060 million shares for the same period in 2012.

Management believes that our projected cash flows from operations and the revolving credit facility, or comparable financing, will provide the necessary liquidity and capital resources for fiscal year 2013 and the foreseeable future.  This expectation is based upon, among other things, our knowledge of the heating, ventilation, and air conditioning (“HVAC”) industry, our leadership in the industry, our sales volumes, market prices for our products, our ability to limit the growth of our business if necessary, our ability to adjust dividend cash payments, our relationship with the existing bank lender, in addition to general industry and economic conditions.

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	2013	2012
	(in millions)
Net cash provided by operating activities	$8.5	$11.6
Net cash used in investing activities	(1.3)	(2.7)
Net cash used in financing activities	(0.7)	(5.7)

Cash Flows Provided by Operating Activities

In the first quarter of 2013, cash provided by operations amounted to $8.5 million as compared to $11.6 million in the first quarter of 2012. The decrease in cash flows is due to higher net income of $2.6 million offset by changes in working capital. Significant fluctuations in working capital were as follows:

•
Inventory levels resulted in a use of cash of $1.6 million for the three months ended March 31, 2013 compared to $1.9 million for the same period in 2012 primarily due to increased purchases to replenish inventory.

•	Accounts receivable increased cash $5.1 million during the quarter primarily as a result of collecting our increased sales from the fourth quarter of 2012.

•	Payables and accrued expenses decreased cash by $4.7 million mainly as a result of increased payments on accrued liabilities, payroll and employee benefits.

Cash Flows Used in Investing Activities

Cash used in investing activities was $1.3 million in the first quarter of 2013 as compared to $2.7 million for the same period of 2012. The 2013 use of cash in investing activities is primarily related to capital expenditures of $1.0 million, purchases of CDs and investments of $1.6 million, partially offset by proceeds from the maturity of CDs and investments of approximately $1.3 million.

Cash Flows Used in Financing Activities

Cash used in financing activities was $0.652 million in the first quarter of 2013 compared to $5.7 million for the same period of 2012. The most significant items affecting the comparison of our financing cash flows for these quarters primarily relate to increase net payments in the first quarter of 2012 of approximately $4.6 million to our revolving line of credit.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2013, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Contractual Obligations.”

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon a rate of LIBOR plus 2.5%.  At March 31, 2013, the available balance under the revolving credit facility was $29.1 million.

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

Item 4.  Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer with the oversight of the Audit Committee, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were ineffective as a result of the identified material weakness in internal control over financial reporting, the nature of which is summarized below.

(b)    Management's Annual Report on Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, included in “Item 9A. Controls and Procedures” of Form 10-K for the year ended December 31, 2012, a material weakness existed in the review procedures associated with key financial statement elements related to intercompany activities, income taxes and inventory.

To remediate the material weakness described above and improve the operational effectiveness of our internal control over financial reporting, management has developed and initiated a plan to implement the following changes:
•	The Company hired a new Chief Accounting Officer with requisite technical and financial reporting skills to help address the identified matters.
•	Management has created a better model for analyzing inventory variances and is in the process of automating this process to help eliminate errors.
•	Management is improving the verification process relating to accuracy of reports and data used in critical calculations.
•	Management is designing a process and controls to ensure a more precise review is performed for manual journal entries relating to critical calculations and estimates.

Management believes that these measures, when fully implemented, will mitigate the material weakness described above.  The Audit Committee and the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis.  The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

(c)    Changes in Internal Control over Financial Reporting

Except as discussed in item (b) above, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no other material changes to the risk factors included in our 2012 Annual Report.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (1.3 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 0.718 million shares under this program for an aggregate price of $11.5 million, or an average price of $16.04 per share. We purchased the shares at current market prices. No purchases were made for the three month period ended March 31, 2013 or the year ended December 31, 2012.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through March 31, 2013, we repurchased approximately 1.9 million shares for an aggregate price of $26.2 million, or an average price of $13.64 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options. The maximum number of shares to be repurchased is contingent upon the number of shares sold. Through March 31, 2013, we repurchased approximately 0.734 million shares for an aggregate price of $11.2 million, or an average price of $15.25 per share. We purchased the shares at current market prices.

Repurchases during the first quarter of 2013 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number	Maximum Number (or
	Total	Average	of Shares (or	Approximate Dollar
	Number	Price	Units) Purchased	Value) of Shares (or
	of Shares	Paid	as part of	Units) that may yet be
	(or Units)	Per Share	Publicly Announced	Purchased under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

January 2013	19,304	$22.39	19,304	-
February 2013	16,067	23.91	16,067	-
March 2013	11,692	26.10	11,692	-
Total	47,063	$23.83	47,063	-

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

AAON, INC.

Dated: May 9, 2013	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: May 9, 2013	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer