Form 10-Q
period 2013-06-30
AAON INC
filed 2013-08-08
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  0-18953

AAON, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0448736
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
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

Yes     •                                     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     •                                     No                                             Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer •
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                             No     •

As of August 5, 2013, registrant had outstanding a total of 36,726,733 shares of its $.004 par value Common Stock.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2013	December 31, 2012
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$19,415	$3,159
Certificates of deposit	3,460	3,120
Investments held to maturity at amortized cost	7,353	2,832
Accounts receivable, net	50,108	43,866
Income tax receivable	410	694
Note receivable	29	28
Inventories, net	34,131	32,614
Prepaid expenses and other	900	740
Deferred tax assets	5,605	4,493
Total current assets	121,411	91,546
Property, plant and equipment:
Land	1,340	1,340
Buildings	60,126	59,761
Machinery and equipment	118,253	117,617
Furniture and fixtures	9,322	8,906
Total property, plant and equipment	189,041	187,624
Less: Accumulated depreciation	102,963	96,929
Property, plant and equipment, net	86,078	90,695
Certificates of deposit	1,298	2,120
Investments held to maturity at amortized cost	11,475	8,041
Note receivable	952	1,091
Total assets	$221,214	$193,493

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	13,858	13,047
Dividends payable	3,712	—
Accrued liabilities	36,045	26,578
Total current liabilities	53,615	39,625
Deferred revenue	201	—
Deferred tax liabilities	14,878	15,732
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 16,875,000 shares authorized, no shares issued*	—	—
Common stock, $.004 par value, 168,750,000 shares authorized,	147	147
36,754,988 and 36,776,624 issued and outstanding at June 30, 2013 and December 31, 2012, respectively*
Additional paid-in capital	—	—
Retained earnings	152,373	137,989
Total stockholders' equity	152,520	138,136
Total liabilities and stockholders' equity	$221,214	$193,493
 *Reflects three-for-two stock split effective July 2, 2013
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Net sales	$91,241	$83,333	$158,074	$148,290
Cost of sales	63,565	62,230	115,086	113,669
Gross profit	27,676	21,103	42,988	34,621
Selling, general and administrative expenses	9,089	6,899	16,056	12,880
(Gain) loss on disposal of assets	(59)	10	(52)	(13)
Income from operations	18,646	14,194	26,984	21,754
Interest expense	—	(11)	(1)	(27)
Interest income	57	2	92	15
Other income (expense), net	253	(51)	237	(3)
Income before taxes	18,956	14,134	27,312	21,739
Income tax provision	6,837	4,837	8,053	7,875
Net income	$12,119	$9,297	$19,259	$13,864
Earnings per share:
Basic*	$0.33	$0.25	$0.52	$0.38
Diluted*	$0.33	$0.25	$0.52	$0.37
Cash dividends declared per common share*:	$0.10	$0.08	$0.10	$0.08
Weighted average shares outstanding:
Basic*	36,759,718	36,828,650	36,760,173	36,854,913
Diluted*	37,150,262	37,091,528	37,056,201	37,124,982
 *Reflects three-for-two stock split effective July 2, 2013

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares*	Amount*	Capital	Earnings*	Total
	(in thousands)
Balances at December 31, 2012	36,777	$147	$—	$137,989	$138,136
Net income	—	—	—	19,259	19,259
Stock options exercised and restricted	139	1	1,151	—	1,152
stock awards vested, including tax benefits
Share-based compensation	—	—	695	—	695
Stock repurchased and retired	(161)	(1)	(1,846)	(1,163)	(3,010)
Dividends**	—	—	—	(3,712)	(3,712)
Balances at June 30, 2013	36,755	$147	$—	$152,373	$152,520
*Reflects three-for-two stock split effective July 2, 2013
**Includes cash payment of fractional shares from three-for-two stock split effective July 2, 2013

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2013	2012
Operating Activities	(in thousands)
Net income	$19,259	$13,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,268	6,747
Amortization of bond premiums	304	20
Provision for losses on accounts receivable, net of adjustments	102	(1)
Provision for excess and obsolete inventories	201	—
Share-based compensation	695	364
Excess tax benefits from stock options exercised and restricted stock awards vested	(385)	(33)
Gain on disposition of assets	(52)	(13)
Foreign currency transaction gain	43	7
Interest income on note receivable	(20)	—
Deferred income taxes	(1,966)	(875)
Write-off of note receivable	75	—
Changes in assets and liabilities:
Accounts receivable	(6,344)	(17,949)
Income tax receivable	3,942	5,801
Inventories	(1,718)	(4,194)
Prepaid expenses and other	(160)	(91)
Accounts payable	1,101	4,215
Deferred revenue	201	—
Accrued liabilities	6,194	11,714
Net cash provided by operating activities	27,740	19,576
Investing Activities
Capital expenditures	(1,949)	(8,091)
Proceeds from sale of property, plant and equipment	60	306
Investment in certificates of deposits	(958)	(4,274)
Maturities of certificates of deposits	1,440	—
Purchases of investments held to maturity	(9,969)	(5,624)
Maturities of investments	1,710	—
Proceeds from called investment	—	270
Principal payments from note receivable	40	15
Net cash used in investing activities	(9,626)	(17,398)
Financing Activities
Borrowings under revolving credit facility	2,321	27,108
Payments under revolving credit facility	(2,321)	(24,424)
Stock options exercised	767	69
Excess tax benefits from stock options exercised and restricted stock awards vested	385	33
Repurchase of stock	(3,010)	(1,895)
Net cash (used in) provided by financing activities	(1,858)	891
Net increase in cash and cash equivalents	16,256	3,069
Cash and cash equivalents, beginning of period	3,159	13
Cash and cash equivalents, end of period	$19,415	$3,082

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of AAON, Inc., a Nevada corporation, and our operating subsidiaries, all of which are wholly-owned, (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2012 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. All inter-company balances and transactions have been eliminated in consolidation.

We are engaged in the manufacture and sale of air conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units and coils.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows.  We reevaluate our estimates and assumptions on a monthly basis.  The most significant estimates include, but are not limited to, the allowance for doubtful accounts, inventory reserves, warranty accrual, workers compensation accrual, medical insurance accrual and share-based compensation.  Actual results could differ materially from those estimates.

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in our critical accounting policies.

2.  Revenue Recognition

We recognize revenues from sales of products when the title and risk of ownership pass to the customer.  Final sales prices are fixed based on purchase orders.  Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates.  Sales of our products are moderately seasonal with the peak period being July - November of each year.

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

The Representatives’ fee and Third Party Product amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our representatives were $15.2 million and $15.1 million for each of the three months ended June 30, 2013 and 2012, respectively. The amount of payments to our representatives were $28.8 million and $28.0 million for each of the six months ended June 30, 2013 and 2012, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $4.8 million and $5.2 million in certificates of deposit at June 30, 2013, and December 31, 2012, respectively. At June 30, 2013, the certificates of deposit bear interest ranging from 0.25% to 0.85% per annum and have various maturities ranging from approximately five months to two years.

Investments Held to Maturity – Our investments held to maturity are comprised of $18.8 million of corporate notes and bonds with original maturities ranging from less than one month to 22 months.  The investments have moderate risk with S&P ratings ranging from A+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of June 30, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2013:	(in thousands)
Current assets:
Investments held to maturity	$7,353	$3	$—	$7,356
Non current assets:
Investments held to maturity	11,475	—	(59)	11,416
Total	$18,828	$3	$(59)	$18,772
December 31, 2012:
Current assets:
Investments held to maturity	$2,832	$—	$(1)	$2,831
Non current assets:
Investments held to maturity	8,041	—	(9)	8,032
Total	$10,873	$—	$(10)	$10,863

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Accounts receivable	$50,262	$43,918
Less: Allowance for doubtful accounts	(154)	(52)
Total, net	$50,108	$43,866

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$321	$261	$52	$268
Provisions for losses on accounts receivables	(167)	(6)	102	(1)
Accounts receivable written off, net of recoveries	—	(13)	—	(25)
Balance, end of period	$154	$242	$154	$242

5.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$29,606	$28,155
Work in process	2,477	2,757
Finished goods	2,585	2,065
	34,668	32,977
Less: Allowance for excess and obsolete inventories	(537)	(363)
Total, net	$34,131	$32,614

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$532	$300	$363	$300
Provisions for excess and obsolete inventories	5	—	201	—
Inventories written off	—	—	(27)	—
Balance, end of period	$537	$300	$537	$300

6.  Supplemental Cash Flow Information

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Supplemental disclosures:	(in thousands)
Interest paid	$—	$2	$—	$26
Income taxes paid	5,904	3,700	6,089	3,700

Non-cash investing and financing activities:
Non-cash capital expenditures	274	(2,750)	290	(1,356)
Trade-in of equipment	—	—	—	300

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

Changes in the warranty accrual are as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Warranty accrual:	(in thousands)
Balance, beginning of period	$5,890	$6,086	$5,776	$6,093
Payments made	(1,184)	(1,370)	(1,917)	(2,092)
Provisions	2,060	1,859	2,907	2,574
Balance, end of period	$6,766	$6,575	$6,766	$6,575

Warranty expense:	$2,196	$1,859	$3,043	$2,574

8.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Warranty	$6,766	$5,776
Due to representatives	14,017	9,439
Payroll	3,755	3,852
Workers' compensation	609	928
Medical self-insurance	504	420
Customer prepayments	3,735	3,933
Income tax payable	3,273	—
Employee benefits and other	3,386	2,230
Total	$36,045	$26,578

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma").  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  Borrowings available under the revolving credit facility at June 30, 2013, were $29.1 million.  Interest on borrowings is payable monthly at LIBOR plus 2.5%.  No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at June 30, 2013 and December 31, 2012.  Our weighted average interest rate was 2.71% at June 30, 2013 and 2.8% at December 31, 2012.

As of June 30, 2013, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At June 30, 2013 our tangible net worth was $152.5 million and met the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.45 to 1, and met the requirement of not being above 2 to 1.  Our working capital was $67.8 million and met the requirement of being at or above $40.0 million.

Effective July 28, 2013, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2014.

10.  Income Taxes

Income tax expense for each of the three months ended June 30, 2013 and 2012, was $6.8 million, or 36.1% of pre-tax income, and $4.8 million, or 34.2% of pre-tax income, respectively. Income tax expense for each of the six months ended June 30, 2013 and 2012, was $8.1 million, or 29.5% of pre-tax income and $7.9 million, or 36.2% of pre-tax income, respectively. The Company’s estimated annual effective tax rate for the year is 34.5%.  This differs from the U.S. federal statutory rate of 35% due to items such as state and local income taxes, and various federal and state income tax credits.  Additionally, the income tax provision for the three months ended March 31, 2013 reflected discrete benefits related to the Research and Development (“R&D”) Credit and the Indian Employment Credit.  These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.  No R&D Credit or Indian Employment Credit benefits were recorded in the income tax provision for 2012.  The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013, causing our effective tax rate to be lower than expected.  This change in estimate was the result of additional and better information.

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2010 to present, and to non-U.S. income tax examinations for the tax years of 2007 through 2010. In addition, we are subject to state and local income tax examinations for the tax years 2009 to present.  The Company continues to evaluate its need to file returns in various state jurisdictions and recorded $0.2 million in additional state income tax expense, net of Federal benefit, during the quarter ended June 30, 2013, related to our updated assessment of required state filings.  Any interest or penalties would be recognized as a component of income tax expense.

11. Share-Based Compensation

As discussed in Note 13, the Company had a three-for-two stock split effective July 2, 2013. All share information herein has been updated to reflect the effect of this stock split.

We have historically maintained a stock option plan for key employees, directors and consultants (“the 1992 Plan”). The 1992 Plan provided for 9.9 million shares to be issued under the plan in the form of stock options.  Under the terms of the plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant.  Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter.  Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant.  All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provides an additional 1,687,500 shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards.  Since inception of the plan, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan.  Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2013 is $2.2 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2013 and 2012 using a Black Scholes Model:

	Six months ended
	June 30, 2013	June 30, 2012
Director and Officers:
Expected dividend yield	1.19%	1.23%
Expected volatility	47.08%	47.54%
Risk-free interest rate	1.55%	1.19%
Expected life (in years)	7	7

Employees:
Expected dividend yield	1.03%	1.23%
Expected volatility	45.66%	46.00%
Risk-free interest rate	1.23%	1.19%
Expected life (in years)	8	8

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

The following is a summary of stock options vested and exercisable as of June 30, 2013:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.81-$6.47	77,400	2.51	$5.48	$1,282
$6.80-$8.65	220,650	4.86	7.18	3,281
$9.13-$12.98	189,578	7.96	11.46	2,007
Total	487,628	5.70	$8.58	$6,570

The following is a summary of stock options vested and exercisable as of June 30, 2012:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.30-$4.81	121,650	1.91	$4.61	$968
$5.02-$7.11	254,925	4.74	6.41	1,569
$7.17-$9.19	193,350	4.76	8.05	872
$10.34-$14.38	42,300	7.96	10.49	87
Total	612,225	4.41	$6.85	$3,496

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,115,513	$10.15
Granted	37,500	16.16
Exercised	(99,645)	7.54
Forfeited or Expired	(22,575)	11.31
Outstanding at June 30, 2013	1,030,793	$10.58
Exercisable at June 30, 2013	487,628	$8.58

The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $1.1 million and $0.1 million, respectively.  The cash received from options exercised during the six months ended June 30, 2013 and 2012 was $0.8 million and $0.1 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  At June 30, 2013, unrecognized compensation cost related to unvested restricted stock awards was approximately $1.2 million, which is expected to be recognized over a weighted average period of 2.2 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	96,113	$12.11
Granted	34,016	19.08
Vested	(26,888)	11.79
Forfeited	(900)	8.50
Unvested at June 30, 2013	102,341	$14.54

A summary of share-based compensation is as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Grant date fair value of awards during the period:	(in thousands)
Options	$121	$2,437	$272	$2,437
Restricted stock	524	296	649	296
Total	$645	$2,733	$921	$2,733

Share-based compensation expense:
Options	$182	$115	$461	$209
Restricted stock	121	79	234	155
Total	$303	$194	$695	$364

Income tax benefit related to share-based compensation:
Options	$183	$5	$292	$18
Restricted stock	93	15	93	15
Total	$276	$20	$385	$33

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

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands, except share and per share data)
Numerator:
Net income	$12,119	$9,297	$19,259	$13,864
Denominator:
Basic weighted average shares*	36,759,718	36,828,650	36,760,173	36,854,913
Effect of dilutive stock options and restricted stock*	390,544	262,878	296,028	270,069
Diluted weighted average shares*	37,150,262	37,091,528	37,056,201	37,124,982
Earnings per share:
Basic*	$0.33	$0.25	$0.52	$0.38
Diluted*	$0.33	$0.25	$0.52	$0.37
Anti-dilutive shares:
Shares*	7,500	701,738	7,500	701,738
Weighted average exercise price*	$21.45	$12.25	$21.45	$12.25
 *Reflects three-for-two stock split effective July 2, 2013

13. Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 1.95 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 1.1 million shares for an aggregate price of $11.5 million, or an average price of $10.69 per share. We purchased the shares at current market prices. No repurchases were made for the six month period ended June 30, 2013 or 2012.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through June 30, 2013, we repurchased approximately 2.9 million shares for an aggregate price of $27.3 million, or an average price of $9.32 per share. We purchased the shares at current market prices.  For the six months ended June 30, 2013 and 2012 we repurchased shares of approximately 0.13 million and 0.15 million, respectively.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options. The maximum number of shares to be repurchased is contingent upon the number of shares sold. Through June 30, 2013, we repurchased approximately 1.1 million shares for an aggregate price of $11.7 million, or an average price of $10.42 per share. We purchased the shares at current market prices.  For the six months ended June 30, 2013 and 2012 we repurchased approximately 0.03 million and zero shares, respectively, under this program.

Dividends - At the discretion of the Board of Directors we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

We declared dividends to shareholders of record at the close of business on June 11, 2012, which were paid on July 2, 2012. At a meeting of the Board of Directors on November 7, 2012, the Board declared a regular semi-annual cash dividend of $0.08 per share, and, in view of our strong financial position, the Board also declared a one-time special cash dividend of $0.08 per share. The dividends were paid to shareholders of record at the close of business on December 3, 2012 and paid on December 24, 2012, respectively.

On May 21, 2013, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 2, 2013. Stockholders of record at the close of business on June 13, 2013 received one additional share for every two shares they held as of that date. All share and per share information has been updated to reflect the effects of this stock split.

On May 21, 2013, the Board of Directors approved a semi-annual cash dividend of $0.10 per share, post split, to the holders of our outstanding Common Stock as of the close of business on June 13, 2013, the record date. Those dividends were paid on July 2, 2013.

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

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada.  Foreign sales were approximately 6.1% of our total net sales for the six months just ended and 5% of our sales during the same period of 2012.

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

The price levels of our raw materials have somewhat moderated from the high prices we experienced a year ago, but the market continues to be volatile and unpredictable due to the economic environment and uncertainty in the financial and capital markets.   For the six months ended June 30, 2013, the prices for copper, steel and aluminum decreased by approximately 0.98%, 1.78% and 6.60%, respectively, from the six months ended June 30, 2012.

We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of 6 to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations. In addition, from time to time we use derivative contracts to partially mitigate the volatility in the prices for some of these commodities. We did not enter into a derivative contract for any of our key raw materials during the periods ended June 30, 2013 and 2012.

Key financial highlights impacting our financial condition, results of operations and cash position for the three months ended June 30, 2013 are as follows:

•	Net sales for the second quarter of 2013 increased by 9.5% to $91.2 million compared to $83.3 million for the same period in 2012.

•	Income from operations increased by $4.5 million, or 31.4% to $18.6 million from the same quarter a year ago.

•
We ended the quarter with a cash balance of $19.4 million and no debt on our balance sheet. Working capital was $67.8 million – an improvement of $15.9 million, or 30.6% from the fourth quarter of 2012.

•
Cash provided by operations was $27.7 million compared to $19.6 million in the second quarter of 2012. Cash used in investing activities was $9.6 million, which is $7.8 million lower than the same period in 2012 primarily as a result of lower capital expenditures.

•
Net income was up by 30.4% or $2.8 million to $12.1 million in the second quarter of 2013 compared with net income of $9.3 million for the same quarter in 2012. Basic and diluted earnings per share were both $0.33 in the second quarter of 2013 compared to $0.25 for both in 2012.

Results of Operations

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in thousands):

	Three months ended June 30,
			Increase (Decrease)		Percent of sales
	2013	2012	$	%	2013	2012
Net sales	$91,241	$83,333	$7,908	9.5	100.0	100.0
Cost of sales	63,565	62,230	1,335	2.1	69.7	74.7
Gross profit	27,676	21,103	6,573	31.1	30.3	25.3
Selling, general and administrative expenses	9,089	6,899	2,190	31.7	10.0	8.3
(Gain) loss on disposal of assets	(59)	10	(69)	(690.0)	(0.1)	—
Income from operations	18,646	14,194	4,452	31.4	20.4	17.0
Interest expense	—	(11)	11	(100.0)	—	—
Interest income	57	2	55	2,750.0	0.1	—
Other income (expense), net	253	(51)	304	(596.1)	0.3	(0.1)
Income before taxes	18,956	14,134	4,822	34.1	20.8	17.0
Income tax provision	6,837	4,837	2,000	41.3	7.5	5.8
Net income	$12,119	$9,297	$2,822	30.4	13.3	11.2

Net Sales

Net sales for the three months ended June 30, 2013 increased $7.9 million, or 9.5%, to $91.2 million from $83.3 million over the same period in 2012. The increase in net sales is primarily attributed to gains in market share in the new commercial and industrial construction, and replacement markets and the result of product price increases introduced earlier in the year.

Gross Profit

For the quarter just ended June 30, 2013, gross profit increased $6.6 million, or 31.1% to $27.7 million from $21.1 million for the same period a year ago.  Gross profit as a percentage of net sales was 30.3% compared to 25.3%, an improvement of 5.0% from the second quarter of 2012, primarily due to decreases in our raw material costs and the price increases from May 2012 and April 2013.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by $2.2 million, or 31.7% to $9.1 million for the quarter just ended compared to $6.9 million incurred in the second quarter of 2012. As a percentage of net sales, SG&A increased 1.7% to 10.0% of total sales for the three months ended June 30, 2013 compared to 8.3% for the same period in 2012.  Warranty expense increased $0.3 million primarily due to the increases in sales. Profit sharing expense for the quarter increased $0.5 million due to more favorable results in 2013 compared to 2012. Other primary increases in SG&A expense for the quarter include share-based compensation, sales taxes and other employee benefits.

Other Income (Expense)

Other income was $0.253 million in the second quarter of 2013 compared to other expense of $0.051 million in the second quarter of 2012.  In the second quarter 2013, the Company completed work done to repair its facilities from an ice storm in a prior year. The insurance proceeds received for this damage exceeded the cost to repair the buildings resulting in a gain of $0.266 million.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in thousands):

	Six months ended June 30,
			Increase (Decrease)		Percent of sales
	2013	2012	$	%	2013	2012
Net sales	$158,074	$148,290	$9,784	6.6	100.0	100.0
Cost of sales	115,086	113,669	1,417	1.2	72.8	76.7
Gross profit	42,988	34,621	8,367	24.2	27.2	23.3
Selling, general and administrative expenses	16,056	12,880	3,176	24.7	10.2	8.7
(Gain) loss on disposal of assets	(52)	(13)	(39)	300.0	—	—
Income from operations	26,984	21,754	5,230	24.0	17.1	14.7
Interest expense	(1)	(27)	26	(96.3)	—	—
Interest income	92	15	77	513.3	0.1	—
Other income (expense), net	237	(3)	240	(8,000.0)	0.1	—
Income before taxes	27,312	21,739	5,573	25.6	17.3	14.7
Income tax provision	8,053	7,875	178	2.3	5.1	5.3
Net income	$19,259	$13,864	$5,395	38.9	12.2	9.3

Net Sales

Net sales for the six months ended June 30, 2013 increased $9.8 million, or 6.6%, to $158.1 million from $148.3 million over the same period in 2012. The overall increase in net sales is the result of warm winter weather that pulled forward construction and manufacturing spending activity early in the first half of the year. In addition, the increase is driven by gain in market share from new construction and replacement markets and product price increases introduced earlier in the year.

Gross Profit

For the six months ended June 30, 2013, gross profit increased $8.4 million, or 24.2% to $43.0 million from $34.6 million for the same period a year ago.  Gross profit as a percentage of net sales were 27.2% compared to 23.3%, an improvement of 3.9% from the first quarter of 2012, primarily due to decreases in our raw material costs and the prices increases from May 2012 and April 2013.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by $3.2 million, or 24.7% to $16.1 million for the six months just ended compared to $12.9 million incurred in the first half of 2012. As a percentage of net sales, SG&A increased 1.5% to 10.2% of total sales for the six months ended June 30, 2013 compared to 8.7% for the same period in 2012.  Warranty expense increased $0.5 million due to increases in the Company's sales in recent periods. Profit sharing expense increased $0.6 million due to more favorable results in 2013 compared to 2012. Other significant increases include stock-based compensation, employee benefits, professional fees from our auditors and external consultants, advertising and sales tax.

Other Income (Expense)

Other income was $0.237 million in the first half of 2013 compared to other expense of $0.003 million in the first six months of 2012.  In the second quarter 2013, the Company completed work done to repair its facilities from an ice storm in a prior year. The insurance proceeds received for this damage exceeded the cost to repair the buildings resulting in a gain of $0.266 million.

Income Taxes

Our effective rate for the first half of 2013 was 29.5% compared to 36.2% in the first six months of 2012.  The income tax provision for the six months ended June 30, 2013 reflected discrete benefits related to the Research and Development (“R&D”) Credit and the Indian Employment Credit.  These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.  No R&D Credit or Indian Employment Credit benefits were recorded in the income tax provision for the six months ended June 30, 2012.  The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013, causing our effective tax rate to be lower than expected.  This change in estimate was the result of additional and better information.

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

During the six months ended June 30, 2013, we borrowed $2.3 million and made payments of $2.3 million under the revolving credit facility.   Interest on borrowings is payable monthly at LIBOR plus 2.5%.  We paid interest at a weighted average rate of 2.7% during the six months just ended, and 2.8% for the year ended December 31, 2012.

We had no outstanding balance under the revolving credit facility at June 30, 2013 and December 31, 2012.  Borrowings available under the revolving credit facility at June 30, 2013 were $29.1 million.

As of June 30, 2013, we were in compliance with the financial covenants in the revolving credit facility and anticipate our compliance will continue during the remainder of 2013.  These covenants require us to meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At June 30, 2013, our tangible net worth was $152.5 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.45 to 1, which meets the requirement of not being above 2 to 1.  Our working capital was $67.8 million which meets the requirement of being at or above $40.0 million.

For the six months just ended in 2013, we repurchased shares of stock under our authorized stock buyback programs, employees’ 401(k) savings, investment plan, and from options exercised by our directors and officers in the open market in the amount of $3.0 million for approximately 0.161 million shares, as compared to $1.9 million for approximately 0.097 million shares for the same period in 2012.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2013 and 2012. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	2013	2012
	(in thousands)
Net cash provided by operating activities	$27,740	$19,576
Net cash used in investing activities	(9,626)	(17,398)
Net cash (used in) provided by financing activities	(1,858)	891

Cash Flows Provided by Operating Activities

In the first half of 2013, cash provided by operations amounted to $27.7 million as compared to $19.6 million in the first six months of 2012. The increase in cash flows is due to an increase in net income of $5.4 million and changes in working capital. Significant fluctuations in working capital were as follows:

•	Inventory levels resulted in a use of cash of $1.7 million for the six months ended June 30, 2013 compared to $4.2 million for the same period in 2012 primarily due to increased sales and backlog.

•	Increased accounts receivable was a use of cash of $6.3 million during the first half of 2013 primarily as a result of increased sales.

•	Income tax receivable increased cash by $3.9 million during the six months ended June 30, 2013, as the Company had overpayments which can be applied in the current period.

•	Payables and accrued expenses increased cash by $7.3 million mainly as a result of increased payments due to our representatives, payroll and employee benefits.

Cash Flows Used in Investing Activities

Cash used in investing activities was $9.6 million in the first half of 2013 as compared to $17.4 million for the same period of 2012. The 2013 use of cash in investing activities is primarily related to capital expenditures of $1.9 million, purchases of CDs and investments of $10.9 million, partially offset by proceeds from the maturity of CDs and investments of approximately $3.2 million.

Cash Flows Used in Financing Activities

Cash used in financing activities was $1.9 million in the first six months of 2013 compared to cash provided by financing activities of $0.891 million for the same period of 2012. The most significant items affecting the comparison of our financing cash flows for these periods relate to increased repurchases of stock of $3.0 million in year to date 2013 compared to $1.9 million in the same period of 2012 and net borrowings of zero on our line of credit in the first half of 2013 compared to $2.7 million in year to date 2012.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2013, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Contractual Obligations.”

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon a rate of LIBOR plus 2.5%.  At June 30, 2013, the available balance under the revolving credit facility was $29.1 million.

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

Item 4.  Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer with the oversight of the Audit Committee, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were effective.

(b) Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As reported in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, included in “Item 9A. Controls and Procedures” of Form 10-K for the year ended December 31, 2012, a material weakness existed in the review procedures associated with key financial statement elements related to inter-company activities, income taxes and inventory.

Remediation Efforts in 2013
To remediate the material weakness described above and improve the operational effectiveness of our internal control over financial reporting, management made the following changes in the first quarter of 2013:

•	The Company hired a new Chief Accounting Officer with requisite technical and financial reporting skills to help address the identified matters.

•	Management created a better model for analyzing inventory variances.

•	Management improved the verification process relating to accuracy of reports and data used in critical calculations.

•	Management designed a process and controls to ensure a more precise review is performed for manual journal entries relating to critical calculations and estimates.

The Company plans to continue to improve its processes and controls through training and education, automation and strengthening of controls procedures in areas which involve significant judgments and estimates.

Management believes that these measures will mitigate the material weakness described above.  The Audit Committee and the Board of Directors and management monitor the effectiveness of our internal controls and procedures on an ongoing basis.  The material weakness is fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The Company anticipates that it will complete its testing of the additional internal control processes during the balance of 2013. We will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

(c)    Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (1.95 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 1.1 million shares under this program for an aggregate price of $11.5 million, or an average price of $10.69 per share. We purchased the shares at current market prices. No purchases were made for the six month period ended June 30, 2013 or 2012.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through June 30, 2013, we repurchased approximately 2.9 million shares for an aggregate price of $27.3 million, or an average price of $9.32 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options. The maximum number of shares to be repurchased is contingent upon the number of shares sold. Through June 30, 2013, we repurchased approximately 1.1 million shares for an aggregate price of $11.7 million, or an average price of $10.42 per share. We purchased the shares at current market prices.

Repurchases during the second quarter of 2013 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2013	37,085	$18.33	37,085	—
May 2013	10,690	20.76	10,690	—
June 2013	45,624	21.79	45,624	—
Total	93,399	$20.30	93,399	—

Item 4.  Mine Safety Disclosures

Not applicable

Item 4A.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 21, 2013. The Stockholders voted on the following:

To elect each of the nominees listed below to the Company's Board of Directors to serve until the 2016 Annual Meeting of Stockholders or until their respective successors are elected and qualified based on the following votes:

Director	"For"	"Against"	"Abstain"	"Broker Non-Votes"
Paul K. Lackey, Jr.	15,468,924	3,674,453	7,584	—
A.H. McElroy II	18,653,266	490,111	7,584	—

Item 5.  Other Information.

On December 28, 2012, the Board of Directors (the “Board”) of AAON, Inc. (the “Company”) appointed Ms. Rebecca Thompson, age 34, to the office of Chief Accounting Officer. Ms. Thompson previously served as a Senior Manager at Grant Thornton, LLP ("Grant Thornton"). During her time at Grant Thornton, Ms. Thompson never worked on the Company's audit engagement. Ms. Thompson holds a Bachelor of Business Administration degree in Accounting and Masters in Information Systems and Accounting degree from the University of Tulsa and is a licensed certified public accountant. In this new position, Ms. Thompson will serve as the Company’s principal accounting officer. Scott Asbjornson, Chief Financial Officer, previously served as the Company’s principal accounting officer, and Mr. Asbjornson will continue to serve as the Company’s principal financial officer.

There are no understandings or arrangements between Ms. Thompson and any other person pursuant to which Ms. Thompson was appointed to serve as an officer of the Company. There are no relationships between Ms. Thompson and the Company or any of its subsidiaries that would require disclosure pursuant to Item 401(d) or Item 404(a) of Regulation S-K.

On May 21, 2013, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 2, 2013. Stockholders of record at the close of business on June 13, 2013 received one additional share for every two shares they held as of that date.

On May 21, 2013, the Board of Directors approved a semi-annual cash dividend of $0.10 per share, post split, to the holders of our outstanding Common Stock as of the close of business on June 13, 2013, the record date. Those dividends were paid on July 2, 2013.

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

AAON, INC.

Dated: August 8, 2013	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: August 8, 2013	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer