Form 10-Q
period 2013-09-30
AAON INC
filed 2013-11-07
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Yes                                             No     •

As of November 5, 2013, registrant had outstanding a total of 36,748,489 shares of its $.004 par value Common Stock.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2013	December 31, 2012
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$2,289	$3,159
Certificates of deposit	8,186	3,120
Investments held to maturity at amortized cost	11,421	2,832
Accounts receivable, net	46,129	43,866
Income tax receivable	1,769	694
Note receivable	29	28
Inventories, net	33,383	32,614
Prepaid expenses and other	619	740
Deferred tax assets	5,296	4,493
Total current assets	109,121	91,546
Property, plant and equipment:
Land	1,353	1,340
Buildings	60,435	59,761
Machinery and equipment	122,356	117,617
Furniture and fixtures	9,539	8,906
Total property, plant and equipment	193,683	187,624
Less: Accumulated depreciation	105,975	96,929
Property, plant and equipment, net	87,708	90,695
Certificates of deposit	4,483	2,120
Investments held to maturity at amortized cost	17,867	8,041
Note receivable	959	1,091
Total assets	$220,138	$193,493

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	12,795	13,047
Accrued liabilities	30,314	26,578
Total current liabilities	43,109	39,625
Deferred revenue	358	—
Deferred tax liabilities	14,741	15,732
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 168,750,000 shares authorized,	147	147
36,709,890 and 36,776,624 issued and outstanding at September 30, 2013 and December 31, 2012, respectively*
Additional paid-in capital	—	—
Retained earnings	161,783	137,989
Total stockholders' equity	161,930	138,136
Total liabilities and stockholders' equity	$220,138	$193,493
 *Reflects three-for-two stock split effective July 2, 2013
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Net sales	$89,690	$76,816	$247,764	$225,106
Cost of sales	63,074	59,667	178,160	173,336
Gross profit	26,616	17,149	69,604	51,770
Selling, general and administrative expenses	9,687	6,747	25,743	19,627
Gain on disposal of assets	—	4	52	17
Income from operations	16,929	10,406	43,913	32,160
Interest expense	(1)	(16)	(2)	(43)
Interest income	61	40	153	55
Other income (expense), net	15	53	252	50
Income before taxes	17,004	10,483	44,316	32,222
Income tax provision	6,482	4,476	14,535	12,351
Net income	$10,522	$6,007	$29,781	$19,871
Earnings per share:
Basic*	$0.29	$0.16	$0.81	$0.54
Diluted*	$0.28	$0.16	$0.80	$0.54
Cash dividends declared per common share*:	$—	$—	$0.10	$0.08
Weighted average shares outstanding:
Basic*	36,742,262	36,803,235	36,752,657	36,837,686
Diluted*	37,017,561	37,001,127	37,041,775	37,083,695
 *Reflects three-for-two stock split effective July 2, 2013

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares*	Amount*	Capital	Earnings*	Total
	(in thousands)
Balances at December 31, 2012	36,777	$147	$—	$137,989	$138,136
Net income	—	—	—	29,781	29,781
Stock options exercised and restricted	171	1	1,487	—	1,488
stock awards vested, including tax benefits
Share-based compensation	—	—	1,054	—	1,054
Stock repurchased and retired	(238)	(1)	(2,541)	(2,275)	(4,817)
Dividends**	—	—	—	(3,712)	(3,712)
Balances at September 30, 2013	36,710	$147	$—	$161,783	$161,930
*Reflects three-for-two stock split effective July 2, 2013
**Includes cash payment of fractional shares from three-for-two stock split effective July 2, 2013

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2013	2012
Operating Activities	(in thousands)
Net income	$29,781	$19,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,349	10,079
Amortization of bond premiums	545	80
Provision for losses on accounts receivable, net of adjustments	121	(7)
Provision for excess and obsolete inventories	468	—
Share-based compensation	1,054	625
Excess tax benefits from stock options exercised and restricted stock awards vested	(502)	(267)
Gain on disposition of assets	(52)	(17)
Foreign currency transaction gain (loss)	35	(40)
Interest income on note receivable	(31)	—
Deferred income taxes	(1,794)	(987)
Write-off of note receivable	75	—
Changes in assets and liabilities:
Accounts receivable	(2,384)	(8,227)
Income tax receivable	1,753	5,801
Inventories	(1,237)	(2,702)
Prepaid expenses and other	121	148
Accounts payable	(227)	2,681
Deferred revenue	358	—
Accrued liabilities	1,410	11,375
Net cash provided by operating activities	38,843	38,413
Investing Activities
Capital expenditures	(6,407)	(12,582)
Proceeds from sale of property, plant and equipment	72	311
Investment in certificates of deposits	(8,869)	(4,280)
Maturities of certificates of deposits	1,440	1,060
Purchases of investments held to maturity	(22,275)	(5,624)
Maturities of investments	3,315	—
Proceeds from called investment	—	270
Principal payments from note receivable	52	20
Net cash used in investing activities	(32,672)	(20,825)
Financing Activities
Borrowings under revolving credit facility	8,325	34,847
Payments under revolving credit facility	(8,325)	(39,422)
Stock options exercised	986	1,053
Excess tax benefits from stock options exercised and restricted stock awards vested	502	267
Repurchase of stock	(4,817)	(4,379)
Cash dividends paid to stockholders	(3,712)	(2,950)
Net cash used in financing activities	(7,041)	(10,584)
Net (decrease) increase in cash and cash equivalents	(870)	7,004
Cash and cash equivalents, beginning of period	3,159	13
Cash and cash equivalents, end of period	$2,289	$7,017

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows.  We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis.  The most significant estimates include, but are not limited to, the allowance for doubtful accounts, inventory reserves, warranty accrual, worker's compensation accrual, medical insurance accrual, income taxes and share-based compensation.  Actual results could differ materially from those estimates.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our representatives were $20.3 million and $14.8 million for the three months ended September 30, 2013 and 2012, respectively. The amount of payments to our representatives were $49.1 million and $42.8 million for each of the nine months ended September 30, 2013 and 2012, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $12.7 million and $5.2 million in certificates of deposit at September 30, 2013, and December 31, 2012, respectively. At September 30, 2013, the certificates of deposit bear interest ranging from 0.10% to 0.90% per annum and have various maturities ranging from approximately two months to 18 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $29.3 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 18 months.  The investments have moderate risk with S&P ratings ranging from A+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of September 30, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
September 30, 2013:	(in thousands)
Current assets:
Investments held to maturity	$11,421	$3	$—	$11,424
Non current assets:
Investments held to maturity	17,867	—	(20)	17,847
Total	$29,288	$3	$(20)	$29,271
December 31, 2012:
Current assets:
Investments held to maturity	$2,832	$—	$(1)	$2,831
Non current assets:
Investments held to maturity	8,041	—	(9)	8,032
Total	$10,873	$—	$(10)	$10,863

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Accounts receivable	$46,302	$43,918
Less: Allowance for doubtful accounts	(173)	(52)
Total, net	$46,129	$43,866

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$154	$242	$52	$268
Provisions for losses on accounts receivables	19	(7)	121	(8)
Accounts receivable written off, net of recoveries	—	(3)	—	(28)
Balance, end of period	$173	$232	$173	$232

5.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$27,096	$28,155
Work in process	3,691	2,757
Finished goods	3,400	2,065
	34,187	32,977
Less: Allowance for excess and obsolete inventories	(804)	(363)
Total, net	$33,383	$32,614

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$537	$300	$363	$300
Provisions for excess and obsolete inventories	267	—	468	—
Inventories written off	—	—	(27)	—
Balance, end of period	$804	$300	$804	$300

6.  Supplemental Cash Flow Information

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Supplemental disclosures:	(in thousands)
Interest paid	$1	$24	$1	$50
Income taxes paid	8,915	7,500	15,004	11,200

Non-cash investing and financing activities:
Non-cash capital expenditures	(265)	(1,723)	25	(3,079)
Trade-in of equipment	—	—	—	300

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

Changes in the warranty accrual are as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Warranty accrual:	(in thousands)
Balance, beginning of period	$6,766	$6,575	$5,776	$6,093
Payments made	(1,477)	(1,036)	(3,394)	(3,128)
Provisions	2,238	1,129	5,145	3,703
Balance, end of period	$7,527	$6,668	$7,527	$6,668

Warranty expense:	$2,289	$1,129	$5,332	$3,703

8.  Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Warranty	$7,527	$5,776
Due to representatives	10,090	9,439
Payroll	3,676	3,852
Worker's compensation	678	928
Medical self-insurance	505	420
Customer prepayments	1,855	3,933
Income tax payable	2,326	—
Employee benefits and other	3,657	2,230
Total	$30,314	$26,578

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma").  Under the line of credit, there is one standby letter of credit totaling $0.9 million.  Borrowings available under the revolving credit facility at September 30, 2013, were $29.1 million.  Interest on borrowings is payable monthly at LIBOR plus 2.5%.  No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at September 30, 2013 and December 31, 2012.  Our weighted average interest rate was 2.69% at September 30, 2013 and 2.80% at December 31, 2012.

As of September 30, 2013, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2013 our tangible net worth was $161.9 million and met the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.36 to 1, and met the requirement of not being above 2 to 1.  Our working capital was $66.0 million and met the requirement of being at or above $40.0 million.

Effective July 28, 2013, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2014.

10.  Income Taxes

Income tax expense for each of the three months ended September 30, 2013 and 2012, was $6.5 million, or 38.1% of pre-tax income, and $4.5 million, or 42.7% of pre-tax income, respectively. Income tax expense for each of the nine months ended September 30, 2013 and 2012, was $14.5 million, or 32.8% of pre-tax income and $12.4 million, or 38.3% of pre-tax income, respectively. The effective tax rate in 2012 was higher due to the loss of certain tax credits, as discussed below. Also, in the third quarter of 2012, the Company had some return to provision adjustments that caused the effective rate for that quarter to be higher than normal. The Company’s estimated annual effective tax rate for the year 2013 is 33.4%.  This differs from the U.S. federal statutory rate of 35% due to items such as state and local income taxes, Domestic Activities Deduction and various other federal and state income tax credits.  Additionally, the income tax provision for the nine months ended September 30, 2013 reflects discrete benefits related to the Research and Development (“R&D”) Credit and the Indian Employment Credit that were recorded in the first quarter of 2013.  These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.  No R&D Credit or Indian Employment Credit benefits were recorded in the income tax provision for 2012.  The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013, causing our effective tax rate to be lower than expected.  This change in estimate was the result of additional and better information.

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2010 to present, and to non-U.S. income tax examinations for the tax years of 2007 through 2010. In addition, we are subject to state and local income tax examinations for the tax years 2009 to present.  The Company continues to evaluate its need to file returns in various state jurisdictions and recorded $0.2 million in additional state income tax expense, net of federal benefit, during the second quarter ended June 30, 2013, related to our updated assessment of required state filings.  Any interest or penalties would be recognized as a component of income tax expense.

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

The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2013 is $2.0 million and is expected to be recognized over a weighted-average period of 2.3 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2013 and 2012 using a Black Scholes Model:

	Nine months ended
	September 30, 2013	September 30, 2012
Director and Officers:
Expected dividend yield	1.19%	1.23%
Expected volatility	47.08%	47.54%
Risk-free interest rate	1.55%	1.19%
Expected life (in years)	7	7

Employees:
Expected dividend yield	1.14%	1.23%
Expected volatility	45.92%	46.00%
Risk-free interest rate	1.40%	1.19%
Expected life (in years)	8	8

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

The following is a summary of stock options vested and exercisable as of September 30, 2013:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.81-$6.47	74,100	2.27	$5.50	$1,561
$6.80-$8.65	209,850	4.58	7.18	4,067
$9.13-$13.05	192,183	7.66	11.32	2,929
Total	476,133	5.46	$8.59	$8,557

The following is a summary of stock options vested and exercisable as of September 30, 2012:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.81-$6.47	140,025	2.90	$5.29	$1,072
$6.80-$8.65	277,125	4.93	7.43	1,527
$9.13-$11.17	73,650	8.14	10.28	196
$12.20-$14.38	2,250	8.18	12.20	2
Total	493,050	4.85	$7.27	$2,797

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,115,513	$10.15
Granted	47,500	17.70
Exercised	(122,345)	7.93
Forfeited or Expired	(40,575)	11.80
Outstanding at September 30, 2013	1,000,093	$10.70
Exercisable at September 30, 2013	476,133	$8.59

The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $1.5 million and $2.1 million, respectively.  The cash received from options exercised during the nine months ended September 30, 2013 and 2012 was $1.0 million and $1.1 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Under the LTIP, the restricted stock award program offers the opportunity to earn shares of AAON Common Stock over time, rather than options that give the right to purchase stock at a set price.  Restricted stock awards granted to directors vest one-third each year.  All other restricted stock awards vest at a rate of 20% per year.  Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms.  The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  At September 30, 2013, unrecognized compensation cost related to unvested restricted stock awards was approximately $1.2 million, which is expected to be recognized over a weighted average period of 2.1 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	96,113	$12.11
Granted	36,304	19.29
Vested	(35,138)	12.17
Forfeited	(900)	8.50
Unvested at September 30, 2013	96,379	$14.83

A summary of share-based compensation is as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Grant date fair value of awards during the period:	(in thousands)
Options	$110	$104	$382	$2,541
Restricted stock	51	353	700	649
Total	$161	$457	$1,082	$3,190

Share-based compensation expense:
Options	$186	$175	$647	$384
Restricted stock	173	86	407	241
Total	$359	$261	$1,054	$625

Income tax benefit related to share-based compensation:
Options	$84	$229	$376	$247
Restricted stock	33	5	126	20
Total	$117	$234	$502	$267

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

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands, except share and per share data)
Numerator:
Net income	$10,522	$6,007	$29,781	$19,871
Denominator:
Basic weighted average shares*	36,742,262	36,803,235	36,752,657	36,837,686
Effect of dilutive stock options and restricted stock*	275,299	197,892	289,118	246,009
Diluted weighted average shares*	37,017,561	37,001,127	37,041,775	37,083,695
Earnings per share:
Basic*	$0.29	$0.16	$0.81	$0.54
Diluted*	$0.28	$0.16	$0.80	$0.54
Anti-dilutive shares:
Shares*	24,900	746,363	177,513	746,363
 *Reflects three-for-two stock split effective July 2, 2013

13. Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 1.95 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 1.1 million shares for an aggregate price of $11.5 million, or an average price of $10.69 per share. We purchased the shares at current market prices. No repurchases were made for the nine month period ended September 30, 2013 or 2012.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through September 30, 2013, we repurchased approximately 3.0 million shares for an aggregate price of $29.0 million, or an average price of $9.67 per share. We purchased the shares at current market prices.  For the nine months ended September 30, 2013 and 2012 we repurchased shares of approximately 0.21 million, respectively.

Periodically, the Board of Directors authorizes us to repurchase shares from certain directors and officers following their exercise of stock options. The maximum number of shares to be repurchased is contingent upon the number of shares sold. Through September 30, 2013, we repurchased approximately 1.1 million shares for an aggregate price of $11.8 million, or an average price of $10.47 per share. We purchased the shares at current market prices.  For the nine months ended September 30, 2013 and 2012 we repurchased approximately 0.03 million and 0.13 million shares, respectively, under this program.

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

At a meeting of the Board of Directors on November 6, 2013, the Board declared a regular semi-annual cash dividend of $0.10 per share. The dividends are payable to shareholders of record at the close of business on December 2, 2013, the record date, and will be paid on December 23, 2013.

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

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, medical and other commercial industries.  We market units to all 50 states in the United States and certain provinces in Canada.  Foreign sales were approximately 6.7% of our total net sales for the nine months just ended and 6.0% of our sales during the same period of 2012.

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

The price levels of our raw materials have somewhat moderated from the high prices we experienced a year ago, but the market continues to be volatile and unpredictable due to the economic environment and uncertainty in the financial and capital markets.   For the nine months ended September 30, 2013, the prices for copper, steel and aluminum decreased by approximately 2.27%, 5.83% and 5.15%, respectively, from the nine months ended September 30, 2012.

We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of 6 to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations. In addition, from time to time we use derivative contracts to partially mitigate the volatility in the prices for some of these commodities. We did not enter into a derivative contract for any of our key raw materials during the periods ended September 30, 2013 and 2012.

Key financial highlights impacting our financial condition, results of operations and cash position for the three months ended September 30, 2013 are as follows:

•	Net sales for the third quarter of 2013 increased by 16.8% to $89.7 million compared to $76.8 million for the same period in 2012.

•	Income from operations increased by $6.5 million, or 62.7% to $16.9 million from the same quarter a year ago.

•
We ended the quarter with a cash balance of $2.3 million and no debt on our balance sheet. Working capital was $66.0 million – an improvement of $14.1 million, or 27.1% from the fourth quarter of 2012.

•
Cash provided by operations was $38.8 million compared to $38.4 million in the third quarter of 2012. Cash used in investing activities was $32.7 million, which is $11.8 million lower than the same period in 2012 primarily as a result of lower capital expenditures.

•
Net income was up by 75.2% or $4.5 million to $10.5 million in the third quarter of 2013 compared with net income of $6.0 million for the same quarter in 2012. Basic and diluted earnings per share were $0.29 and $0.28, respectively, in the third quarter of 2013 compared to $0.16 for both in the same period of 2012.

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in thousands):

	Three months ended September 30,
			Increase (Decrease)		Percent of sales
	2013	2012	$	%	2013	2012
Net sales	$89,690	$76,816	$12,874	16.8%	100.0%	100.0%
Cost of sales	63,074	59,667	3,407	5.7%	70.3%	77.7%
Gross profit	26,616	17,149	9,467	55.2%	29.7%	22.3%
Selling, general and administrative expenses	9,687	6,747	2,940	43.6%	10.8%	8.8%
(Gain) loss on disposal of assets	—	4	(4)	(100.0)%	—	—
Income from operations	16,929	10,406	6,523	62.7%	18.9%	13.5%
Interest expense	(1)	(16)	15	(93.8)%	—	—
Interest income	61	40	21	52.5%	0.1%	0.1%
Other income (expense), net	15	53	(38)	(71.7)%	—	0.1%
Income before taxes	17,004	10,483	6,521	62.2%	19.0%	13.6%
Income tax provision	6,482	4,476	2,006	44.8%	7.2%	5.8%
Net income	$10,522	$6,007	$4,515	75.2%	11.7%	7.8%

Net Sales

Net sales for the three months ended September 30, 2013 increased $12.9 million, or 16.8%, to $89.7 million from $76.8 million over the same period in 2012. The increase in net sales is primarily attributed to gains in market share in the new commercial and industrial construction, and replacement markets and the result of product price increases introduced in April 2013.

Gross Profit

For the quarter just ended September 30, 2013, gross profit increased $9.5 million, or 55.2% to $26.6 million from $17.1 million for the same period a year ago.  Gross profit as a percentage of net sales increased to 29.7% compared to 22.3% for the third quarter of 2012, primarily due to decreases in our raw material costs and the price increases from April 2013.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by $2.9 million, or 43.6% to $9.7 million for the quarter just ended compared to $6.7 million incurred in the third quarter of 2012. As a percentage of net sales, SG&A increased to 10.8% of total sales for the three months ended September 30, 2013 compared to 8.8% for the same period in 2012.  Warranty expense increased $1.2 million primarily due to the increases in sales. Profit sharing expense for the quarter increased $0.9 million due to more favorable results in 2013 compared to 2012. Other primary increases in SG&A expense for the quarter include share-based compensation and other employee benefits.

Other Income (Expense)

Other income was $0.02 million in the third quarter of 2013 compared to other income of $0.1 million in the third quarter of 2012.

Income Taxes

Our effective rate for the three months ended September, 30, 2013 was 38.1% compared to 42.7% in the same period of 2012.  Our effective tax rate differs from the statutory federal rate of 35% for certain items, such as state and local taxes, Domestic Activities Deduction, and other state and federal income tax credits. The Company had a return to provision adjustment in 2012 that caused the rate that quarter to be higher than expected.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in thousands):

	Nine months ended September 30,
			Increase (Decrease)		Percent of sales
	2013	2012	$	%	2013	2012
Net sales	$247,764	$225,106	$22,658	10.1%	100.0%	100.0%
Cost of sales	178,160	173,336	4,824	2.8%	71.9%	77.0%
Gross profit	69,604	51,770	17,834	34.4%	28.1%	23.0%
Selling, general and administrative expenses	25,743	19,627	6,116	31.2%	10.4%	8.7%
Gain on disposal of assets	52	17	35	205.9%	—	—
Income from operations	43,913	32,160	11,753	36.5%	17.7%	14.3%
Interest expense	(2)	(43)	41	(95.3)%	—	—
Interest income	153	55	98	178.2%	0.1%	—
Other income (expense), net	252	50	202	404.0%	0.1%	—
Income before taxes	44,316	32,222	12,094	37.5%	17.9%	14.3%
Income tax provision	14,535	12,351	2,184	17.7%	5.9%	5.5%
Net income	$29,781	$19,871	$9,910	49.9%	12.0%	8.8%

Net Sales

Net sales for the nine months ended September 30, 2013 increased $22.7 million, or 10.1%, to $247.8 million from $225.1 million over the same period in 2012. The overall increase in net sales is the result of warm winter weather that pulled forward construction and manufacturing spending activity early in the first half of 2013. In addition, the increase is driven by gain in market share from new construction and replacement markets and product price increases introduced in April 2013.

Gross Profit

For the nine months ended September 30, 2013, gross profit increased $17.8 million, or 34.4% to $69.6 million from $51.8 million for the same period a year ago.  Gross profit as a percentage of net sales increased to 28.1% compared to 23.0% for the nine months ended September 30, 2012, primarily due to decreases in our raw material costs and the price increases in April 2013.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased by $6.1 million, or 31.2% to $25.7 million for the nine months just ended compared to $19.6 million incurred in the same period of 2012. As a percentage of net sales, SG&A increased to 10.4% of total sales for the nine months ended September 30, 2013, compared to 8.7% for the same period in 2012.  Warranty expense increased $1.6 million due to increases in the Company's sales in recent periods. Profit sharing expense increased $1.5 million due to more favorable results in 2013 compared to 2012. Other significant increases include stock-based compensation, employee benefits, professional fees from our auditors and external consultants, advertising and sales tax.

Other Income (Expense)

Other income was $0.3 million in the nine months ended September, 30, 2013 compared to other income of $0.1 million in the same period of 2012.  In the second quarter 2013, the Company completed work done to repair its facilities from an ice storm in a prior year. The insurance proceeds received for this damage exceeded the cost to repair the buildings resulting in a gain of approximately $0.3 million.

Income Taxes

Our effective rate for the nine months ended September, 30, 2013 was 32.8% compared to 38.3% in the same period of 2012.  The income tax provision for the nine months ended September 30, 2013 reflected discrete benefits related to the Research and Development (“R&D”) Credit and the Indian Employment Credit.  These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.  No R&D Credit or Indian Employment Credit benefits were recorded in the income tax provision for the nine months ended September 30, 2012.  The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013, causing our effective tax rate to be lower than expected.  This change in estimate was the result of additional and better information.

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

During the nine months ended September 30, 2013, we borrowed $8.3 million and made payments of $8.3 million under the revolving credit facility.   Interest on borrowings is payable monthly at LIBOR plus 2.5%.  We paid interest at a weighted average rate of 2.69% during the nine months just ended, and 2.80% for the year ended December 31, 2012.

We had no outstanding balance under the revolving credit facility at September 30, 2013 and December 31, 2012.  Borrowings available under the revolving credit facility at September 30, 2013 were $29.1 million.

As of September 30, 2013, we were in compliance with the financial covenants in the revolving credit facility and anticipate our compliance will continue during the remainder of 2013.  These covenants require us to meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2013, our tangible net worth was $161.9 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.36 to 1, which meets the requirement of not being above 2 to 1.  Our working capital was $66.0 million which meets the requirement of being at or above $40.0 million.

For the nine months just ended in 2013, we repurchased shares of stock under our authorized stock buyback programs, employees’ 401(k) savings, investment plan, and from options exercised by our directors and officers in the open market in the amount of $4.8 million for approximately 0.24 million shares, as compared to $4.4 million for approximately 0.34 million shares for the same period in 2012.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2013 and 2012. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	2013	2012
	(in thousands)
Net cash provided by operating activities	$38,843	$38,413
Net cash used in investing activities	(32,672)	(20,825)
Net cash used in financing activities	(7,041)	(10,584)

Cash Flows Provided by Operating Activities

For the nine months just ended in 2013, cash provided by operations amounted to $38.8 million as compared to $38.4 million in the same period of 2012. The increase in cash flows is due to an increase in net income of $9.9 million offset by a decrease in changes in working capital of $9.3 million. Significant fluctuations in working capital were as follows:

•	Increased accounts receivable was a use of cash of $2.4 million during the nine months just ended in 2013 primarily as a result of increased sales.

•	Income tax receivable increased cash by $1.8 million during the nine months ended September 30, 2013, as the Company had overpayments which can be applied in the current period.

•	Payables and accrued expenses increased cash by $1.2 million mainly as a result of increased amounts due to our representatives, payroll and employee benefits.

Cash Flows Used in Investing Activities

Cash used in investing activities was $32.7 million in the nine months just ended in 2013 as compared to $20.8 million for the same period of 2012. The 2013 use of cash in investing activities is primarily related to purchases of CDs and investments of $31.1 million, partially offset by proceeds from the maturity of CDs and investments of approximately $4.8 million. Additionally, the Company has decreased capital expenditures of $6.2 million in 2013 compared with 2012.

Cash Flows Used in Financing Activities

Cash used in financing activities was $7.0 million in the nine months just ended in 2013 as compared to $10.6 million for the same period of 2012. The most significant item affecting the comparison of our financing cash flows for these periods relates to net payments of zero on our line of credit in the nine months ended September 30, 2013 compared to $4.6 million in the same period in 2012.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2013, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Contractual Obligations.”

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on the revolving credit facility which bears variable interest based upon a rate of LIBOR plus 2.5%.  At September 30, 2013, the available balance under the revolving credit facility was $29.1 million.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (1.95 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 1.1 million shares under this program for an aggregate price of $11.5 million, or an average price of $10.69 per share. We purchased the shares at current market prices. No purchases were made for the nine month period ended September 30, 2013 or 2012.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through September 30, 2013, we repurchased approximately 3.0 million shares for an aggregate price of $29.0 million, or an average price of $9.67 per share. We purchased the shares at current market prices.

Periodically, the Board of Directors authorizes us to repurchase shares from certain directors and officers following their exercise of stock options. The maximum number of shares to be repurchased is contingent upon the number of shares sold. Through September 30, 2013, we repurchased approximately 1.1 million shares for an aggregate price of $11.8 million, or an average price of $10.47 per share. We purchased the shares at current market prices.

Repurchases during the third quarter of 2013 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2013	19,725	$23.61	19,725	—
August 2013	22,342	24.00	22,342	—
September 2013	31,883	25.09	31,883	—
Total	73,950	$24.37	73,950	—

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

AAON, INC.

Dated: November 7, 2013	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: November 7, 2013	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer