Form 10-K
period 2013-12-31
AAON INC
filed 2014-03-13
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
[X]  Yes        [ ]  No

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)
 [ ]  Yes        [X]  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2013 was $617.3 million.

As of March 1, 2014, registrant had outstanding a total of 36,687,591 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 20, 2014, are incorporated into Part III.

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

PART I

Item 1.  Business.

General Development and Description of Business

AAON, Inc., a Nevada corporation, ("AAON Nevada") was incorporated on August 18, 1987.  We have two operating subsidiaries, AAON, Inc., an Oklahoma corporation, and AAON Coil Products, Inc., a Texas corporation.   Unless the context otherwise requires, references in this Annual Report to “AAON,” the “Company”, “we”, “us”,  “our”,  or “ours” refer to AAON Nevada and our subsidiaries.

We are engaged in the manufacture and sale of air-conditioning and heating equipment.  Our products consist of rooftop units, chillers, air-handling units, make-up air units, heat recovery units, condensing units, commercial-self contained units and coils.

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets.  To date, our sales have been primarily to the domestic market.  Foreign sales accounted for approximately $17.5 million, $16.2 million and $13.6 million of our sales in 2013, 2012 and 2011, respectively.

Our rooftop and condensing unit markets primarily consist of units installed on commercial or industrial structures of generally less than ten stories in height.  Our air handling units, self-contained units, chillers, outdoor mechanical rooms and coils are applicable to all sizes of commercial and industrial buildings.

The size of these markets is determined primarily by the number of commercial and industrial building completions.  The replacement market consists of products installed to replace existing units/components that are worn or damaged.  Currently, slightly over half of the industry's market consists of replacement units.

The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months.  Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population.  When new construction is down, we emphasize the replacement market.

Based on our 2013 level of sales of $321.1 million, we estimate that we have approximately a 15% share of the rooftop market and a 1-3% share of other markets.  Approximately 55% of our sales were generated from the renovation and replacement markets and 45% from new construction. The percentage of sales for new construction vs. replacement to particular customers is related to the customer’s stage of development.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products.  Our primary finished products consist of a single unit system containing heating and cooling in a self-contained cabinet, referred to in the industry as "unitary products”.  Our other finished products are chillers, outdoor mechanical rooms, coils, air handling units, condensing units, makeup air units, energy recovery units and self-contained units.

We offer three groups of rooftop units: the RQ Series, consisting of five cooling sizes ranging from two to six tons; the RN Series, offered in 27 cooling sizes ranging from six to 140 tons; and the RL Series, which is offered in 21 cooling sizes ranging from 40 to 240 tons.

We also offer the SA and SB Series as indoor packaged, water-cooled or water-source heat pump units with cooling capacities of three to 70 tons.

We manufacture a LC Series chiller, air-cooled, a LN Series chiller, air-cooled, and a LL Series chiller and packaged outdoor mechanical room, which are available in both air-cooled condensing and evaporative-cooled configurations, covering a range of three to 540 tons. BL Series boiler outdoor mechanical rooms are also available with 500-6,000 MBH heating capacity.

We offer four groups of condensing units: the CB Series, two to five tons; the CC Series, two to 63 tons; the CN Series, 55 to 140 tons; and the CL Series, 45 to 230 tons.

Our air-handling units consist of the indoor F1 Series and H3/V3 Series and the modular M2 and M3 Series, as well as air handling unit versions of the RQ, RN, RL and SA Series units.

Our energy recovery option applicable to our RQ, RN and RL units, as well as our M2 and M3 Series air handling units, respond to the U.S. Clean Air Act mandate to increase fresh air in commercial structures.  Our products are designed to compete on the higher quality end of standardized products.

Performance characteristics of our products range in cooling capacity from two to 540 tons and in heating capacity from 69,000 to 9,000,000 BTUs.  All of our products meet the Department of Energy's (“DOE”) minimum efficiency standards, which define the maximum amount of energy to be used in producing a given amount of cooling.  Many of our units far exceed these minimum standards and are among the highest efficiency units currently available.

A typical commercial building installation requires a ton of air-conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air-conditioning, which can involve multiple units.

Major Customers

No customer accounted for 10% or more of our sales during 2013, 2012 or 2011.

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

Sourcing of raw materials may be impacted in the future by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as "conflict minerals", originating from the Democratic Republic of Congo and adjoining countries. As companies begin implementing the requirements adopted by the Securities and Exchange Commission ("SEC") in response to the provisions in the Dodd-Frank Act, availability of materials that contain conflict minerals may be affected.

We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of six to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

Representatives

We employ a sales staff of 20 individuals and utilize approximately 93 independent manufacturer representatives' organizations (“Representatives”) having 108 offices to market our products in the United States and Canada.  We also have one international sales organization, which utilizes 12 distributors in other countries.  Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, and Longview, Texas, plants to the job site.

Our products and sales strategy focuses on niche markets.  The targeted markets for our equipment are customers seeking products of better quality than offered, and/or options not offered, by standardized manufacturers.

To support and service our customers and the ultimate consumer, we provide parts availability through our sales offices. We also have factory service organizations at each of our plants.  Additionally, a number of the Representatives we utilize have their own service organizations, which, in connection with us, provide the necessary warranty work and/or normal service to customers.

Warranties

Our product warranty policy is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and ten years on gas-fired heat exchangers in RL products (if applicable).   Our warranty policy for the RQ series covers parts for two years from date of unit shipment and labor for one year from date of unit shipment.

The Company also sells extended warranties on parts for various lengths of time ranging from six months to ten years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

Research and Development

Our products are engineered for performance, flexibility and serviceability.  This has become a critical factor in competing in the heating, ventilation and air conditioning (“HVAC”) equipment industry.  We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines.

All of our Research and Development ("R&D") activities are self-sponsored, rather than customer-sponsored.  R&D has involved the RQ, RN and RL (rooftop units), F1, H/V, M2 and M3 (air handlers), LC and LL (chillers), CB and CC (condensing units), SA (commercial self-contained units) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development.  We incurred research and development expenses of approximately $5.2 million, $3.6 million, and $4.8 million in 2013, 2012 and 2011, respectively.

Backlog

Our backlog as of March 1, 2014 was approximately $48.8 million compared to approximately $51.1 million as of March 1, 2013.  The current backlog consists of orders considered by management to be firm and generally are filled on average within approximately 60 to 90 days after an order is deemed to become firm; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable.  Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation.  Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable.  Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $30 million and had a zero balance at December 31, 2013.  We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

Seasonality

Sales of our products are moderately seasonal with the peak period being July - November of each year due to timing of construction projects being directly related to warmer weather.

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

Employees

As of March 1, 2014, we employed 1,167 permanent employees.  Our employees are not represented by unions.  Management considers its relations with our employees to be good.

Patents, Trademarks, Licenses and Concessions

We do not consider any patents, trademarks, licenses or concessions to be material to our business operations, other than patents issued regarding our heat recovery wheel option, blower, gas-fired heat exchanger and evaporative condenser desuperheater which have terms of twenty years with expiration dates ranging from 2016 to 2022.

Environmental Matters

Laws concerning the environment that affect or could affect our operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, regulations promulgated under these Acts, and any other federal, state or local laws or regulations governing environmental matters.  We believe that we are in compliance with these laws and that future compliance will not materially affect our earnings or competitive position.

Available Information

Our Internet website address is http://www.aaon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not a part of, or incorporated by reference into, this annual report on Form 10-K.
Copies of any materials we file with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-732-0330.

Item 1A.  Risk Factors.

The following risks and uncertainties may affect our performance and results of operations.

Our business can be hurt by economic conditions.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate.  Sales in the commercial and industrial new construction markets correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control.  In the HVAC business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases which could impact our sales volume and profitability.

We may be adversely affected by problems in the availability, or increases in the prices, of raw materials and components.

Problems in the availability, or increases in the prices, of raw materials or components could depress our sales or increase the costs of our products.  We are dependent upon components purchased from third parties, as well as raw materials such as steel, copper and aluminum.  Occasionally, we enter into cancelable and noncancelable contracts on terms from six to 18 months for raw materials and components at fixed prices. However, if a key supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit.

We risk having losses resulting from the use of non-cancelable fixed price contracts.

Historically, we attempted to limit the impact of price fluctuations on commodities by entering into non-cancelable fixed price contracts with our major suppliers for periods of six to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.  These fixed price contracts are not accounted for using hedge accounting since they meet the normal purchases and sales exemption.

We may not be able to successfully develop and market new products.

Our future success will depend upon our continued investment in research and new product development and our ability to continue to achieve new technological advances in the HVAC industry.  Our inability to continue to successfully develop and market new products or our inability to implement technological advances on a pace consistent with that of our competitors could lead to a material adverse effect on our business and results of operations.

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

Competition in our various markets could cause us to reduce our prices or lose market share, which could have an adverse affect on our future financial results.  Substantially all of the markets in which we participate are highly competitive.  The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product line.  Other factors that affect competition in the HVAC market include the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products.  Moreover, new product introductions are an important factor in the market categories in which our products compete.  Several of our competitors have greater financial and other resources than we have, allowing them to invest in more extensive research and development.  We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may materially adversely affect our business and results of operations.

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

We are subject to potentially extreme governmental regulations.

We always face the possibility of new governmental regulations which could have a substantial or even extreme negative effect on our operations and profitability.  Negotiations during the summer of 2013 mitigated some of the negative effects of the DOE Final Rule, Regulatory Identification No. 1904-AC23, published on March 7, 2011. However, some additional testing and listing requirements are still in place and will be phased in over the next two years.

In addition, several other intrusive component part governmental regulations are in process.  If these proposals become final rules, the effect would be the regulation of compressors and fans in products for which the DOE does not have current authority.  This could affect equipment we currently manufacture and could have an impact on our product design, operations and profitability.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as "conflict minerals", originating from the Democratic Republic of Congo and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in fiscal year 2013, with initial disclosure requirements beginning in May 2014. There are costs associated with complying with these disclosure requirements, including for due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

We are subject to international regulations that could adversely affect our business and results of operations.

Due to our use of representatives in foreign markets, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and commercial customers, and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act, U.K. Bribery Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business, financial condition and results of operations.

Operations may be affected by natural disasters.

Natural disasters such as tornadoes and ice storms, as well as accidents, acts of terror, infection and other factors beyond our control could adversely affect our operations. Especially, as our facilities are in areas where tornadoes are likely to occur, the effects of natural disasters and other events could damage our facilities and equipment and force a temporary halt to manufacturing and other operations, and such events could consequently cause severe damage to our business. We maintain insurance against these sorts of events; however, this is not guaranteed to cover all the losses and damages incurred.

If we are unable to hire, develop or retain employees, it could have an adverse effect on our business.

We compete to hire new employees and then seek to train them to develop their skills. We may not be able to successfully recruit, develop and retain the personnel we need. Unplanned turnover or failure to hire and retain a diverse, skilled workforce, could increase our operating costs and adversely affect our results of operations.

Variability in self-insurance liability estimates could impact our results of operations.

We self-insure for employee health insurance and workers’ compensation insurance coverage up to a predetermined level, beyond which we maintain stop-loss insurance from a third-party insurer for claims over $160,000 and $750,000 for employee health insurance claims and workers' compensation insurance claims, respectively. Our aggregate exposure varies from year to year based upon the number of participants in our insurance plans. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Our accruals for insurance reserves reflect these estimates and other management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we self-insure increases, it could cause a material and adverse change to our reserves for self-insurance liabilities, as well as to our earnings.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2013, we own all of our facilities, consisting of approximately 1.5 million square feet of space for office, manufacturing, warehouse, assembly operations and parts sales in Tulsa, Oklahoma, and Longview, Texas.  We believe that our facilities are well maintained and are in good condition and suitable for the conduct of our business.

Our plant and office facilities in Tulsa, Oklahoma, consist of a 342,000 sq. ft. building (327,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue, and a 861,000 sq. ft. manufacturing/warehouse building and a 70,000 sq. ft. office building located on an approximately 40-acre tract of land across the street from the original facility (2440 South Yukon Avenue) (the "Tulsa facilities").  The Tulsa facilities are of sheet metal construction.

Our manufacturing area is in heavy industrial type buildings, with some coverage by bridge cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping.  The manufacturing equipment contained in the facilities consists primarily of automated sheet metal fabrication equipment, supplemented by presses.  Assembly lines consist of seven cart-type conveyor lines with variable line speed adjustment, which are motor driven.  Subassembly areas and production line manning are based upon line speed.

Our operations in Longview, Texas, are conducted in a plant/office building at 203-207 Gum Springs Road, containing 258,000 sq. ft. on 31.5 acres.  The manufacturing area (approximately 251,000 sq. ft.) is located in three 120-foot wide sheet metal buildings connected by an adjoining structure.  The remaining 7,000 square feet are utilized as office space.  The facility is built for light industrial manufacturing.

Item 3.  Legal Proceedings.

We are not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action has been threatened against us, or, to the best of our knowledge, is contemplated.

Item 4.  Mine Safety Disclosure.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "AAON".  The table below summarizes the intraday high and low reported sale prices for our common stock for the past two fiscal years. As of the close of business on March 1, 2014, there were 1,086 holders of record of our common stock.

Quarter Ended	High	Low

March 31, 2012	$20.65*	$20.05*
June 30, 2012	$19.06*	$18.64*
September 30, 2012	$19.95*	$19.63*
December 31, 2012	$20.95*	$20.17*

March 31, 2013	$28.26*	$27.28*
June 30, 2013	$33.78*	$32.00*
September 30, 2013	$26.98	$26.21
December 31, 2013	$32.58	$31.84
 *Reflects three-for-two stock split effective July 2, 2013

At the discretion of the Board of Directors we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment. Future cash dividends will be dependent on cash flows and results of operations.

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

On May 21, 2013, we declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 2, 2013. Stockholders of record at the close of business on June 13, 2013 received one additional share for every two shares they held as of that date. All share and per share information has been updated to reflect the effects of this stock split. In addition, on May 21, 2013, we approved a semi-annual cash dividend of $0.10 per share, post split, to the holders of our outstanding Common Stock as of the close of business on June 13, 2013, the record date. Those dividends were paid on July 2, 2013.

We declared a regular semi-annual cash dividend of $0.10 per share on November 6, 2013. The dividends were payable to shareholders of record at the close of business on December 2, 2013, the record date, and were paid on December 23, 2013.

The following is a summary of our share-based compensation plans as of December 31, 2013:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 1992 stock option plan	112,810	$6.15	—
The Long-Term Incentive Plan	819,243	$11.49	281,464

Repurchases during the fourth quarter of 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2013	28,618	$26.94	28,618	—
November 2013	38,257	28.47	38,257	—
December 2013	49,593	30.51	49,593	—
Total	116,468	$28.96	116,468	—

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return, the NASDAQ Composite and a peer group of U.S. industrial manufacturing companies in the air conditioning, ventilation, and heating exchange equipment markets from December 31, 2008 through December 31, 2013.  The graph assumes that $100 was invested at the close of trading December 31, 2008, with reinvestment of dividends. Our peer group includes Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc., and United Technologies Corporation.   This table is not intended to forecast future performance of our Common Stock.

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

	Years Ended December 31,
Results of Operations:	2013	2012		2011	2010	2009
	(in thousands, except per share data)
Net sales	$321,140	$303,114		$266,220	$244,552	$245,282
Net income	$37,547	$27,449		$13,986	$21,894	$27,721
Earnings per share:
Basic*	$1.02	$0.75		$0.38	$0.58	$0.72
Diluted*	$1.01	$0.74		$0.37	$0.58	$0.71
Cash dividends declared per common share:	$0.20	$0.24	(1)	$0.16	$0.16	$0.16
 *Reflects three-for-two stock split effective July 2, 2013
(1) Includes special dividend of $0.08 per common share paid on December 24, 2012.

	December 31,
Financial Position at End of Fiscal Year:	2013	2012	2011	2010	2009
	(in thousands)
Working capital	$77,294	$51,921	$45,700	$55,502	$65,354
Total assets	215,444	193,493	178,981	160,277	156,211
Long-term and current debt	—	—	4,575	—	76
Total stockholders’ equity	164,106	138,136	122,504	116,739	117,999

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of rooftop units, chillers, outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries.  We market our products to all 50 states in the United States and certain provinces in Canada.

Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The recent uncertainty of the economy has negatively impacted the commercial and industrial new construction markets. A further decline in economic activity could result in a decrease in our sales volume and profitability. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control.

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force.  The demand for our products is influenced by national and regional economic and demographic factors.  The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months.  Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population.  When new construction is down, we emphasize the replacement market. The new construction market in 2013 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy.   For the year ended December 31, 2013, the prices for copper, galvanized steel, stainless steel and aluminum decreased approximately 3.4%, 4.2%, 14.12% and 6.8% respectively, from a year ago.  For the year ended December 31, 2012, prices for copper increased approximately 0.5% from prior year, while the cost of galvanized steel, stainless steel and aluminum decreased approximately 4.0%, 12.82% and 8.0%, respectively.

In 2011, we began using an all aluminum microchannel condenser coil on our small rooftop unit product line and, in 2013, we began using this condenser coil in our new large rooftop product line as well. The condenser coil is the outdoor coil of an conventional air conditioning system. We expect to be using this type of condenser coil throughout the complete rooftop unit product line by the end of 2014. This will reduce our copper tube usage in this component of the product, however, copper will remain a high volume raw material because of its use throughout the equipment.

We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of six to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

The following are recent developments that impacted our results of operations, cash flows, and financial condition:

•
We estimate that we have captured approximately 15% share of the rooftop market and a 1-3% share of other markets.  Approximately 55% of our sales were generated from the sale to the renovation and replacement markets and 45% from new construction markets.

•	We paid $9.0 million in capital expenditures in 2013, a decrease of $5.1 million from the $14.1 million in 2012.

•	We paid cash dividends of $7.4 million in 2013 compared to $8.8 million in 2012.

•
We introduced two large commercial product lines in 2013, the CN Series condensing units and the LN Series chillers. These products share common parts and designs with our large commercial RN Series rooftop units and have similar efficiency and serviceability benefits for our customers.

•
With the opening of a local retail parts store and improvement of parts sales efficiencies to the sales representatives during 2013, we saw an 17.9% increase in parts sales compared with 2012. In 2013, parts sales were approximately 4.9% of total net sales.

Results of Operations

Units sold for years ended December 31:

	2013	2012	2011

Rooftop Units	13,969	13,091	12,023
Split Systems	2,604	2,651	3,121
Outdoor Mechanical Rooms	93	67	80
Total Units	16,666	15,809	15,224

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Net Sales

	Years Ending December 31,
	2013	2012	$ Change	% Change
	(in thousands, except unit data)
Net sales	$321,140	$303,114	$18,026	5.9%
Total units	16,666	15,809	857	5.4%

The increase in net sales was the result of the favorable reception to our new products and increased market share, along with 3-4% price increases introduced during the year. Because of our wide product mix and flexibility of features within each product, overall net sales increased approximately 6%. We estimate that approximately 3% of the net sale increase was a related to the price increases during the year and the other 3% was related to increased unit sales.

Cost of Sales

	Years Ending December 31,		Percent of Sales
	2013	2012	2013	2012
	(in thousands)
Cost of sales	$231,348	$232,615	72.0%	76.7%
Gross Profit	89,792	70,499	28.0%	23.3%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.

Twelve month average raw material cost per pound as of December 31:

	Years Ending December 31,
	2013	2012	% Change

Copper	$4.29	$4.44	(3.4)%
Galvanized Steel	$0.46	$0.48	(4.2)%
Stainless Steel	$1.46	$1.70	(14.1)%
Aluminum	$1.51	$1.62	(6.8)%

Selling, General and Administrative Expenses

	Years Ending December 31,		Percent of Sales
	2013	2012	2013	2012
	(in thousands)
Warranty	$6,024	$3,545	1.9%	1.2%
Profit Sharing	6,397	4,924	2.0%	1.6%
Salaries & Benefits	10,287	8,745	3.2%	2.9%
Stock Compensation	1,086	1,009	0.3%	0.3%
Advertising	946	893	0.3%	0.3%
Other	9,249	7,145	2.9%	2.4%
Total SG&A	$33,989	$26,261	10.6%	8.7%

The increase in SG&A is primarily due to higher profit sharing expense as a result of higher operating income before income taxes and higher employee salaries as a result of salary pay increases and additional headcount. In addition, warranty expenses increased due to higher sales and claims in 2013 compared to 2012.

Other Income (Expense), net

	Years Ending December 31,		Percent of Sales
	2013	2012	2013	2012
	(in thousands)
Other income (expense), net	$248	$41	0.1%	—%

In the second quarter of 2013, the Company completed work done to repair its facilities from an ice storm in a prior year. The insurance proceeds received for this damage exceeded the cost to repair the buildings resulting in a gain of approximately $0.3 million.

Income Taxes

	Years Ending December 31,		Effective Tax Rate
	2013	2012	2013	2012
	(in thousands)
Income tax provision	$18,747	$16,868	33.3%	38.1%

The income tax provision for 2013 reflected benefits related to the R&D Credit and the Indian Employment Credit of approximately $0.9 million for tax years 2013 and 2012. These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012 ("ATRA"). No R&D Credit or Indian Employment Credit benefits were recorded in the income tax provision for 2012. The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013 for approximately $0.6 million, causing our effective tax rate to be lower than expected. This change in estimate was the result of additional and better information. In addition, our domestic manufacturing deduction for 2013 increased approximately $0.7 million compared to 2012.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Net Sales

	Years Ending December 31,
	2012	2011	$ Change	% Change
	(in thousands, except unit data)
Net sales	$303,114	$266,220	$36,894	13.9%
Total units	15,809	15,224	585	3.8%

The increase in net sales was the result of the favorable reception to our new products and increased market share, along with 3% to 5% price increases introduced during the year. Because of our wide product mix and flexibility of features within each product, overall net sales increased approximately 14%. We estimate that approximately 4% of the net sale increase was related to the price increases during the year and the other 9% was related to increased unit sales.

Cost of Sales

	Years Ending December 31,		Percent of Sales
	2012	2011	2012	2011
	(in thousands)
Cost of sales	$232,615	$219,939	76.7%	82.6%
Gross Profit	70,499	46,281	23.3%	17.4%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.

Higher component prices adversely affected gross profit in 2011. Also, the Company experienced the negative effect of manufacturing inefficiencies due to the introduction of new products and our decision to replace approximately 50% of AAON’s heavily-used sheet metal equipment in 2011. The new equipment allowed us to improve manufacturing efficiencies in 2012, reducing our labor and overhead costs.

Twelve month average raw material cost per pound as of December 31:

	Years Ending December 31,
	2012	2011	% Change

Copper	$4.44	$4.42	0.5%
Galvanized Steel	$0.48	$0.50	(4.0)%
Stainless Steel	$1.70	$1.95	(12.8)%
Aluminum	$1.62	$1.76	(8.0)%

Selling, General and Administrative Expenses

	Years Ending December 31,		Percent of Sales
	2012	2011	2012	2011
	(in thousands)
Warranty	$3,545	$4,180	1.2%	1.6%
Profit Sharing	4,924	2,449	1.6%	0.9%
Salaries & Benefits	8,745	7,299	2.9%	2.7%
Stock Compensation	1,009	521	0.3%	0.2%
Advertising	893	1,223	0.3%	0.5%
Other	7,145	6,638	2.4%	2.5%
Total SG&A	$26,261	$22,310	8.7%	8.4%

Profit sharing expense increased as a result of higher operating income before income tax. Salaries and benefits increased due to pay increases and increases in the management discretionary bonus incentive plan. Warranty decreased as a result of lower claims.

Loss on Disposal of Assets

	Years Ending December 31,		Percent of Sales
	2012	2011	2012	2011
	(in thousands)
Loss on Disposal of Assets	$4	$1,802	—%	0.7%

A $1.8 million charge to earnings was recorded in 2011 caused by our decision to replace approximately 50% of AAON’s heavily-used sheet metal equipment to benefit from a Federal law allowing 100% depreciation (for tax purposes) of qualified capital expenditures put in service in calendar year 2011 and to gain greatly improved manufacturing efficiencies in 2012 and beyond. The charge to earnings was caused by a pre-tax loss of $1.8 million on the trade in of the old equipment.

Other Income (Expense), net

	Years Ending December 31,		Percent of Sales
	2012	2011	2012	2011
	(in thousands)
Other income(expense), net	$41	$(477)	—%	(0.2)%

The higher 2011 expense was primarily due to repair expenses related to roof damages to one of our manufacturing facilities in Tulsa, Oklahoma caused by a severe snowstorm in February 2011.

Income Taxes

	Years Ending December 31,		Effective Tax Rate
	2012	2011	2012	2011
	(in thousands)
Income tax provision	$16,868	$7,527	38.1%	35.0%

On January 2, 2013, the ATRA was signed into law. Some of the provisions were retroactive to January 1, 2012, including the extension of certain tax credits. The tax rate for 2012 above reflects the tax law that was in place as of December 31, 2012. Had the ATRA been enacted prior to January 1, 2013, our overall tax expense would have been approximately $0.5 million lower. This $0.5 million difference was recorded as a reduction in expense in the first quarter of 2013. The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013 for approximately $0.6 million. This change in estimate was the result of additional and better information. Had the ATRA impact and the change in estimate been booked in 2012 instead of 2013, our overall effective tax rate would have been approximately 35.5%.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Our cash and cash equivalents increased $8.9 million from December 31, 2012 to December 31, 2013. As of December 31, 2013, we had $12.1 million in cash and cash equivalents.

As of December 31, 2013, we had certificates of deposit of $10.7 million and investments held to maturity at amortized cost of $27.0 million. These certificates of deposit had maturity dates of approximately one month to 15 months. The investments held to maturity at amortized cost had maturity dates of less than one month to approximately 16 months.

On July 28, 2013 we renewed the line of credit with BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). The revolving line of credit matures on July 27, 2014. We expect to renew our line of credit in July 2014 with favorable terms as we do not anticipate a tightening of funds in the financial markets.  Under the line of credit, there was one standby letter of credit of $0.9 million as of December 31, 2013. Subsequent to year-end, we renewed the standby letter of credit and decreased the amount to $0.8 million.  At December 31, 2013 we have $29.1 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

As of December 31, 2013 and 2012, there were no outstanding balances under the revolving credit facility.   Interest on borrowings is payable monthly at LIBOR plus 2.5%.  The weighted average interest rate was 2.7% and 2.8% for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility.  These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At December 31, 2013, our tangible net worth was $164.1 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1.  Our working capital was $77.3 million, which meets the requirement of being at or above $40.0 million.

We repurchased shares of stock from employees’ 401(k) savings investment plan, option exercises of our directors and officers and vested restricted stock from employees, directors and officers in the amount of $8.2 million for 0.4 million shares, $6.7 million for 0.5 million shares and $3.7 million for 0.3 million shares in 2013, 2012 and 2011, respectively. We repurchased the shares at current market prices. Prior year share amounts have been adjusted for the three-for-two stock split effective July 2, 2013.

For the years ended December 31, 2013, 2012 and 2011 we paid cash dividends of $7.4 million, $8.8 million and $5.9 million respectively.

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2014 and the foreseeable future.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows used in financing activities for the years indicated.

	2013	2012	2011
	(in thousands)
Operating Activities
Net Income	$37,547	$27,449	$13,986
Income statement adjustments, net	12,892	12,350	23,599
Changes in assets and liabilities:
Accounts receivable	4,662	(9,646)	6,053
Income tax receivable	464	9,715	(10,016)
Inventories	231	2,271	(1,296)
Prepaid expenses and other	436	(17)	(67)
Accounts payable	(5,197)	2,461	(2,751)
Deferred revenue	615	—	—
Accrued liabilities	1,942	6,584	(3,024)
Net cash provided by operating activities	53,592	51,167	26,484
Investing Activities
Capital expenditures	(9,041)	(14,147)	(35,914)
Purchases of investments	(31,383)	(18,194)	—
Maturities of investments and proceeds from called investments	8,937	1,926	10,867
Other	161	80	509
Net cash used in investing activities	(31,326)	(30,335)	(24,538)
Financing Activities
(Payments) borrowings under revolving credit facility, net	—	(4,575)	4,575
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	2,310	2,389	705
Repurchase of stock	(8,222)	(6,660)	(3,671)
Cash dividends paid to stockholders	(7,428)	(8,840)	(5,935)
Net cash used in financing activities	$(13,340)	$(17,686)	$(4,326)

Cash Flows from Operating Activities

Accounts receivable decreased as a result of lower fourth quarter sales in 2013 compared to 2012. Fourth quarter sales in 2012 were higher than fourth quarter 2011, which caused accounts receivable at December 31, 2012 to increase compared to 2011.

The higher 2011 income statement adjustment and change in income tax receivable was due to deferred taxes from additional bonus depreciation and capital expenditures done in 2011.

Cash Flows from Investing Activities

Capital expenditures were primarily investments in our manufacturing and production equipment to support our growth and improve efficiencies with equipment which combines the latest advancement in automation and laser technology. We took advantage of 2011 bonus depreciation tax deductions, which caused the large amount of capital expenditures in 2011.

The capital expenditure program for 2014 is estimated to be approximately $13 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Investment purchase activity in 2013 and 2012 is primarily attributable to investment of excess cash flows from operations.

Cash Flows from Financing Activities

We continued to increase our buyback activity in 2013 compared to prior years.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Agreements

We had one material contractual agreement as of December 31, 2013, as follows:

		Payments Due by Period
		(in thousands)
		Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase obligations	(1)	$1,361	$1,361	$—	$—	$—
(1) The purchase obligation consists of delivery of aluminum ingot from one supplier. The quantity and price are fixed over the life of the contract.

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

Critical Accounting Estimates

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

Stock Compensation – We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock awards, based on their fair values at the time of grant. Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis during the service period of the related share-based compensation award. Forfeitures are estimated based on the Company's historical experience. The fair value of each option award and restricted stock award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option valuation model requires the input of subjective assumptions such as: the expected volatility, the expected term of the options granted, expected dividend yield, and the risk free rate.

New Accounting Pronouncements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are exposed to volatility in the prices of commodities used in some of our products and, occasionally, we use fixed price cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months to manage this exposure.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 13, 2014

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2013	2012
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$12,085	$3,159
Certificates of deposit	8,110	3,120
Investments held to maturity at amortized cost	16,040	2,832
Accounts receivable, net	39,063	43,866
Income tax receivable	1,073	694
Notes receivable	29	28
Inventories, net	32,140	32,614
Prepaid expenses and other	304	740
Deferred tax assets	4,779	4,493
Total current assets	113,623	91,546
Property, plant and equipment:
Land	1,417	1,340
Buildings	61,821	59,761
Machinery and equipment	119,439	117,617
Furniture and fixtures	9,748	8,906
Total property, plant and equipment	192,425	187,624
Less: Accumulated depreciation	105,142	96,929
Property, plant and equipment, net	87,283	90,695
Certificates of deposit	2,638	2,120
Investments held to maturity at amortized cost	10,981	8,041
Notes receivable, long-term	919	1,091
Total assets	$215,444	$193,493

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	7,779	13,047
Accrued liabilities	28,550	26,578
Total current liabilities	36,329	39,625
Deferred revenue	585	—
Deferred tax liabilities	14,424	15,732
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued
Common stock, $.004 par value, 50,000,000 shares authorized, 36,711,354 and 36,776,624 issued and outstanding at December 31, 2013 and 2012, respectively*	147	147
Additional paid-in capital
Retained earnings	163,959	137,989
Total stockholders' equity	164,106	138,136
Total liabilities and stockholders' equity	$215,444	$193,493
 *Reflects three-for-two stock split effective July 2, 2013
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ending December 31,
	2013	2012		2011
	(in thousands, except per share data)
Net sales	$321,140	$303,114		$266,220
Cost of sales	231,348	232,615		219,939
Gross profit	89,792	70,499		46,281
Selling, general and administrative expenses	33,989	26,261		22,310
(Gain) loss on disposal of assets	(22)	4		1,802
Income from operations	55,825	44,234		22,169
Interest income (expense), net	221	42		(179)
Other income (expense), net	248	41		(477)
Income before taxes	56,294	44,317		21,513
Income tax provision	18,747	16,868		7,527
Net income	$37,547	$27,449		$13,986
Earnings per share:
Basic*	$1.02	$0.75		$0.38
Diluted*	$1.01	$0.74		$0.37
Cash dividends declared per common share*:	$0.20	$0.24	(1)	$0.16
Weighted average shares outstanding:
Basic*	36,746,100	36,825,170		37,034,778
Diluted*	37,058,254	37,048,826		37,321,719
 *Reflects three-for-two stock split effective July 2, 2013
(1) Includes special dividend of $0.08 per common share paid on December 24, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Paid-in	Retained
	Shares*	Amount*	Capital	Earnings*	Total
	(in thousands)
Balance at December 31, 2010	37,137	$149	$—	$116,590	$116,739
Net income	—	—	—	13,986	13,986
Stock options exercised and restricted	108	—	705	—	705
stock awards granted, including tax benefits
Share-based compensation	—	—	680	—	680
Stock repurchased and retired	(318)	(1)	(1,375)	(2,295)	(3,671)
Dividends	—	—	(10)	(5,925)	(5,935)
Balance at December 31, 2011	36,927	148	—	122,356	122,504
Net income	—	—	—	27,449	27,449
Stock options exercised and restricted	354	1	2,388	—	2,389
stock awards granted, including tax benefits
Share-based compensation	—	—	1,294	—	1,294
Stock repurchased and retired	(504)	(2)	(3,682)	(2,976)	(6,660)
Dividends	—	—	—	(8,840)	(8,840)
Balance at December 31, 2012	36,777	147	—	137,989	138,136
Net income	—	—	—	37,547	37,547
Stock options exercised and restricted	290	1	2,309	—	2,310
stock awards granted, including tax benefits
Share-based compensation	—	—	1,763	—	1,763
Stock repurchased and retired	(356)	(1)	(4,072)	(4,149)	(8,222)
Dividends**	—	—	—	(7,428)	(7,428)
Balance at December 31, 2013	36,711	$147	$—	$163,959	$164,106
*Reflects three-for-two stock split effective July 2, 2013
**Includes cash payment of fractional shares from three-for-two stock split effective July 2, 2013

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ending December 31,
	2013	2012	2011
Operating Activities	(in thousands)
Net income	$37,547	$27,449	$13,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,312	13,407	11,397
Amortization of bond premiums	790	155	156
Provision for losses on accounts receivable, net of adjustments	141	(83)	(289)
Provision for excess and obsolete inventories	243	63	(50)
Share-based compensation	1,763	1,294	680
Excess tax benefits from stock options exercised and restricted stock awards vested	(843)	(393)	(211)
(Gain) loss on disposition of assets	(22)	4	1,802
Foreign currency transaction gain	67	(27)	(8)
Interest income on note receivable	(40)	(42)	—
Deferred income taxes	(1,594)	(2,028)	10,122
Write-off of note receivable	75	—	—
Changes in assets and liabilities:
Accounts receivable	4,662	(9,646)	6,053
Income tax receivable	464	9,715	(10,016)
Inventories	231	2,271	(1,296)
Prepaid expenses and other	436	(17)	(67)
Accounts payable	(5,197)	2,461	(2,751)
Deferred revenue	615	—	—
Accrued liabilities	1,942	6,584	(3,024)
Net cash provided by operating activities	53,592	51,167	26,484
Investing Activities
Capital expenditures	(9,041)	(14,147)	(35,914)
Proceeds from sale of property, plant and equipment	92	11	482
Investment in certificates of deposits	(9,108)	(6,540)	—
Maturities of certificates of deposits	3,600	1,300	1,503
Purchases of investments held to maturity	(22,275)	(11,654)	—
Maturities of investments	2,005	—	9,364
Proceeds from called investments	3,332	626	—
Principal payments from note receivable	69	69	27
Net cash used in investing activities	(31,326)	(30,335)	(24,538)
Financing Activities
Borrowings under revolving credit facility	8,325	34,847	82,078
Payments under revolving credit facility	(8,325)	(39,422)	(77,503)
Stock options exercised	1,467	1,996	494
Excess tax benefits from stock options exercised and restricted stock awards vested	843	393	211
Repurchase of stock	(8,222)	(6,660)	(3,671)
Cash dividends paid to stockholders	(7,428)	(8,840)	(5,935)
Net cash used in financing activities	(13,340)	(17,686)	(4,326)
Net increase (decrease) in cash and cash equivalents	8,926	3,146	(2,380)
Cash and cash equivalents, beginning of year	3,159	13	2,393
Cash and cash equivalents, end of year	$12,085	$3,159	$13

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Investments

Certificates of Deposit

We held $10.7 million and $5.2 million in certificates of deposit at December 31, 2013, and December 31, 2012, respectively. At December 31, 2013, the certificates of deposit bear interest ranging from 0.15% to 0.90% per annum and have various maturities ranging from approximately one month to 15 months.

Investments Held to Maturity

At December 31, 2013, our investments held to maturity were comprised of $27.0 million of corporate notes and bonds with various maturities ranging from less than one month to approximately 16 months.  The investments have moderate risk with S&P ratings ranging from A+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity at December 31, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
December 31, 2013:	(in thousands)
Current assets:
Investments held to maturity	$16,040	$11	$—	$16,051
Non current assets:
Investments held to maturity	10,981	7	—	10,988
Total	$27,021	$18	$—	$27,039
December 31, 2012:
Current assets:
Investments held to maturity	$2,832	$—	$(1)	$2,831
Non current assets:
Investments held to maturity	8,041	—	(9)	8,032
Total	$10,873	$—	$(10)	$10,863

We evaluate these investments for other-than-temporary impairments on a quarterly basis.  We do not believe that there was an other-than-temporary impairment for our investments at December 31, 2013 or 2012.

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

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets.  To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 5% of revenues for the years ended December 31, 2013, 2012 and 2011.  No customer accounted for 10% or more of our sales during 2013, 2012 or 2011.  One customer accounted 5% of our accounts receivable balance at December 31, 2013. At December 31, 2012, we had one customer who placed an exceptionally large order with an invoice date of December 27, 2012 and a payment date of January 17, 2013 that accounted for approximately 12% of our accounts receivable balance.

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

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2013, 2012, and 2011 research and development costs amounted to approximately $5.2 million, $3.6 million, and $4.8 million, respectively.

Advertising

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2013, 2012, and 2011 was approximately $0.9 million, $0.9 million, and $1.2 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales.  Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2013, 2012 and 2011 shipping and handling fees amounted to approximately $7.9 million, $8.6 million, and $8.7 million, respectively.

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

Share-Based Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The Company’s share-based compensation plans provide for the granting of stock options, and restricted stock. The fair values of stock options are estimated at the date of grant using the Black-Scholes-Merton option valuation model. The use of the Black-Scholes-Merton option valuation model requires the input of subjective assumptions. Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related share-based compensation award. Forfeitures are estimated based on the Company's historical experience. The fair value of restricted stock awards is determined based on the market value of the Company’s shares on the grant date and the compensation expense is recognized on a straight-line basis during the service period of the respective grant.

Derivative Instruments

In the course of normal operations, the Company occasionally enters into contracts such as forward priced physical contracts for the purchase of raw materials that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract. The Company does not engage in speculative transactions, nor does the Company hold or issue financial instruments for trading purposes.

Revenue Recognition

We recognize revenues from sales of products when title and risk of ownership pass to the customer.  Final sales prices are fixed and based on purchase orders.  Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates. Sales of our products are moderately seasonal with the peak period being July - November of each year.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer.  The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our representatives was $63.0 million, $57.1 million, and $51.6 million for each of the years ended December 31, 2013, 2012, and 2011, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from six months to ten years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because these estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows.  We reevaluate our estimates and assumptions on a monthly basis. The most significant estimates include the allowance for doubtful accounts, inventory reserves, warranty accrual, workers compensation accrual, medical insurance accrual, share-based compensation and income taxes.  Actual results could differ materially from those estimates.

3. Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	December 31,
	2013	2012
	(in thousands)
Accounts receivable	$39,256	$43,918
Less: Allowance for doubtful accounts	(193)	(52)
Total, net	$39,063	$43,866

	Years Ending December 31,
	2013	2012	2011
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$52	$268	$600
Provisions for losses on accounts receivables, net of adjustments	141	(83)	(289)
Accounts receivable written off, net of recoveries	—	(133)	(43)
Balance, end of period	$193	$52	$268

4. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2013	2012
	(in thousands)
Raw materials	$28,592	$28,155
Work in process	2,286	2,757
Finished goods	1,841	2,065
	32,719	32,977
Less: Allowance for excess and obsolete inventories	(579)	(363)
Total, net	$32,140	$32,614

	Years Ending December 31,
	2013	2012	2011
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$363	$300	$350
Provisions for excess and obsolete inventories	243	63	(50)
Inventories written off	(27)	—	—
Balance, end of period	$579	$363	$300

5.  Note Receivable

In connection with the closure of our Canadian facility on May 18, 2009, we sold land and a building in September 2010 and assumed a note receivable from the borrower secured by the property. The $1.1 million, fifteen-year note has an interest rate of 4.0% and is payable to us monthly, and has a $0.6 million balloon payment due in October 2025.  Interest payments are recognized in interest income.

We evaluate the note for impairment on a quarterly basis.  We determine the note receivable to be impaired if we are uncertain of its collectability based on the contractual terms.  At December 31, 2013 and 2012, there was no impairment.

6.  Supplemental Cash Flow Information

	Years Ending December 31,
	2013	2012	2011
Supplemental disclosures:	(in thousands)
Interest paid	$1	$44	$277
Income taxes paid, net	19,884	15,128	6,377
Non-cash investing and financing activities:
Non-cash capital expenditures	71	(3,670)	3,852
Trade-in of equipment	315	300	1,802

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

Changes in the warranty accrual are as follows:

	Years Ending December 31,
	2013	2012	2011
Warranty accrual:	(in thousands)
Balance, beginning of period	$5,776	$6,093	$7,300
Payments made	(4,448)	(3,861)	(5,387)
Provisions	6,005	3,304	5,146
Adjustments related to changes in estimates	19	240	(966)
Balance, end of period	$7,352	$5,776	$6,093

Warranty expense:	$6,024	$3,545	$4,180

8. Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	December 31,
	2013	2012
	(in thousands)
Warranty	$7,352	$5,776
Due to representatives	9,480	9,439
Payroll	4,448	2,515
Profit sharing	1,389	1,337
Workers' compensation	665	928
Medical self-insurance	353	420
Customer prepayments	2,077	3,933
Employee benefits and other	2,786	2,230
Total	$28,550	$26,578

9. Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma").  Under the line of credit, there was one standby letter of credit totaling $0.9 million as of December 31, 2013. Subsequent to year-end, we renewed the standby letter of credit and decreased the amount to $0.8 million.  Borrowings available under the revolving credit facility at December 31, 2013, were $29.1 million.  Interest on borrowings is payable monthly at LIBOR plus 2.5%.  No fees are associated with the unused portion of the committed amount.  As of December 31, 2013 and 2012, we had no balance outstanding under our revolving credit facility.  At December 31, 2013 and 2012, the weighted average interest rate was 2.7% and 2.8%, respectively.

At December 31, 2013, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At December 31, 2013 our tangible net worth was $164.1 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.3 to 1.0, which meets the requirement of not being above 2 to 1.  Our working capital was $77.3 million which meets the requirement of being at or above $40.0 million.

Effective July 28, 2013, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2014.

10.  Income Taxes

The provision for income taxes consists of the following:

	Years Ending December 31,
	2013	2012	2011
	(in thousands)
Current	$20,341	$18,896	$(2,595)
Deferred	(1,594)	(2,028)	10,122
	$18,747	$16,868	$7,527

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ending December 31,
	2013	2012	2011

Federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	4%	5%	4%
Domestic manufacturing deduction	(4)%	(3)%	—%
Other	(2)%	1%	(4)%
	33%	38%	35%

Other primarily relates to certain domestic credits and a change in rate applied to deferred taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Net current deferred assets and (liabilities) relating to:
Valuation reserves	$304	$164
Warranty accrual	2,901	2,287
Other accruals	1,420	1,996
Other, net	154	46
	$4,779	$4,493

Net long-term deferred assets and (liabilities) relating to:
Depreciation	$(14,843)	$(16,659)
Share-based compensation	692	653
Other, net	(273)	274
	$(14,424)	$(15,732)

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions.  We are subject to U.S. examinations for tax years 2011 to present, and to non-U.S. income tax examinations for the tax years of 2008 through 2011.  In addition, we are subject to state and local income tax examinations for the tax years 2010 to present. The Company continues to evaluate its need to file returns in various state jurisdictions and recorded $0.2 million in additional state income tax expense, net of federal benefit, during 2013 related to our updated assessment of required state filings. Any interest or penalties would be recognized as a component of income tax expense.

The year ended December 31, 2011 resulted in a net operating loss ("NOL") of $4.6 million.  The full amount of the NOL was utilized with the amended filing of the 2009 federal tax return.

On January 2, 2013 the ATRA was signed into law.  Some of the provisions were retroactive to January 1, 2012, including the extension of certain tax credits.  The tax rate above reflects the tax law that was in place as of December 31, 2012. Had the ATRA had been enacted prior to January 1, 2013, our overall tax expense would have been approximately $0.5 million lower. This was recorded as a reduction in expense in the first quarter of 2013. The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013 for approximately $0.6 million. This change in estimate was the result of additional and better information. Had the ATRA impact and the change in estimate been booked in 2012 instead of 2013, our overall effective tax rate would have been approximately 35.5% for the year ended December 31, 2012.

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

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2013 is $1.4 million and is expected to be recognized over a weighted-average period of 2.09 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2013, 2012 and 2011 using a Black Scholes-Merton Model:

	2013	2012	2011

Director and Officers:
Expected dividend yield	1.19%	1.22%	N/A
Expected volatility	47.08%	47.54%	N/A
Risk-free interest rate	1.55%	1.19%	N/A
Expected life (in years)	7	7	N/A
Employees:
Expected dividend yield	1.14%	1.22%	1.19%
Expected volatility	45.92%	45.99%	45.22%
Risk-free interest rate	1.40%	1.19%	1.41%
Expected life (in years)	8	8	8

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

The following is a summary of stock options vested and exercisable as of December 31, 2013:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.81 - 10.34	281,335	4.09	$7.28	$6,941
$10.70 - 12.25	42,150	7.45	10.86	889
$12.98 - 14.01	65,258	8.38	12.98	1,238
Total	388,743	5.17	$8.62	$9,068

The following is a summary of stock options vested and exercisable as of December 31, 2012:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.81 - 6.47	99,525	2.86	$5.36	$851
$6.81 - 8.65	202,575	5.22	7.19	1,362
$9.13 - 12.20	75,150	7.86	10.42	263
Total	377,250	5.12	$7.35	$2,476

The following is a summary of stock options vested and exercisable as of December 31, 2011:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.30 - 4.81	122,775	2.42	$4.61	$1,111
$5.02 - 7.11	230,850	5.00	6.37	1,682
$7.17 - 9.19	171,300	5.13	8.08	957
$10.34 - 12.20	24,300	8.50	10.61	74
Total	549,225	4.62	$6.70	$3,824

A summary of option activity under the plan is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2012	1,115,513	$10.15
Granted	47,500	17.70
Exercised	(180,935)	8.11
Forfeited or Expired	(50,025)	11.82
Outstanding at December 31, 2013	932,053	$10.84
Exercisable at December 31, 2013	388,743	$8.62

The total intrinsic value of options exercised during December 31, 2013, 2012 and 2011 was $2.7 million, $4.0 million and $1.1 million, respectively.  The cash received from options exercised during December 31, 2013, 2012 and 2011 was $1.5 million, $2.0 million and $0.5 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Since 2007, as part of the LTIP, the Compensation Committee of the Board of Directors has authorized and issued restricted stock awards to directors and key employees. Restricted stock awards granted to directors vest one-third each year.  All other restricted stock awards vest at a rate of 20% per year.  The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  At December 31, 2013, unrecognized compensation cost related to unvested restricted stock awards was approximately $1.6 million which is expected to be recognized over a weighted average period of 2.48 years.

A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2012	96,116	$12.11
Granted	98,429	23.42
Vested	(35,876)	12.17
Forfeited	(1,315)	13.95
Unvested at December 31, 2013	157,354	$19.16

A summary of share-based compensation is as follows for the years ending December 31, 2013, 2012 and 2011:

	2013	2012	2011
Grant date fair value of awards during the period:	(in thousands)
Options	$841	$2,569	$632
Restricted stock	2,306	830	325
Total	$3,147	$3,399	$957

	2013	2012	2011
Share-based compensation expense:	(in thousands)
Options	$1,170	$958	$389
Restricted stock	593	336	291
Total	$1,763	$1,294	$680

	2013	2012	2011
Income tax benefit related to share-based compensation:	(in thousands)
Options	$715	$370	$154
Restricted stock	128	23	57
Total	$843	$393	$211

12. Employee Benefits

Defined Contribution Plan - 401(k) - We sponsor a defined contribution plan (“the Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), effective July 2010, eligible employees were given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter, unless the employee elects to decline the automatic increase and enrollment. Effective October 1, 2013, and each year thereafter, eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase.

Under the Plan, through September 30, 2013, the Company contributed a specified percentage of each eligible employee’s compensation. In addition, the Company contributed 1.5% of eligible payroll to the Plan each year. Effective October 1, 2013, the Plan was amended such that the Company contributes 3% of eligible payroll to the Plan for each employee and matches 100% up to 6% of employee contributions of eligible compensation.  We contribute in the form of cash and direct the investment to shares of AAON stock.  Employees are 100% vested in salary deferral contributions and vest 20% per year at the end of years two through six of employment in employer matching contributions. The additional 3% Company contribution vests over two years.  For the years ended December 31, 2013, 2012 and 2011 we made matching contributions of $3.0 million, $2.4 million and $2.2 million, respectively. Administrative expenses were approximately $0.2 million for the year ended 2013 and approximately $0.1 million for the years ended 2012 and 2011, respectively.

Profit Sharing Bonus Plan - We maintain a discretionary profit sharing bonus plan under which 10% of pre-tax profit is paid to eligible employees on a quarterly basis in order to reward employee productivity.  Eligible employees are regular full-time employees who are actively employed and working on the first and last days of the calendar quarter. Profit sharing expense was $6.4 million, $4.9 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

13.  Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 2.0 million shares) of our outstanding stock from time to time in open market transactions.  Through June 28, 2010, we repurchased a total of approximately 1.1 million shares for an aggregate price of $11.5 million, or an average price of $10.69 per share.  We purchased the shares at current market prices.  No purchases were made for the years ended December 31, 2013 and 2012.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments.  The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through December 31, 2013, we repurchased approximately 3.1 million shares for an aggregate price of $31.1 million, or an average price of $10.10 per share.  We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options.  The maximum number of shares to be repurchased is contingent upon the number of shares sold.  Through December 31, 2013, we repurchased approximately 1.2 million shares for an aggregate price of $13.2 million, or an average price of $11.22 per share.  We purchased the shares at current market prices.

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

At a meeting of the Board of Directors on November 6, 2013, the Board declared a regular semi-annual cash dividend of $0.10 per share. The dividends were payable to shareholders of record at the close of business on December 2, 2013, the record date, and were paid on December 23, 2013.

We paid cash dividends of $7.4 million, $8.8 million and $5.9 million in 2013, 2012 and 2011, respectively.

14.  Commitments and Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and accrue and/or disclose loss contingencies as appropriate.

We are party to several short-term, cancelable and occasionally non-cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations.  These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. At December 31, 2013, we had one material contractual purchase obligation for approximately $1.4 million that expires in December 2014.

15. New Accounting Pronouncements

There have been no recent accounting pronouncements that would impact our financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	2013	2012	2011
Numerator:	(in thousands, except share and per share data)
Net income	$37,547	$27,449	$13,986
Denominator:
Basic weighted average shares*	36,746,100	36,825,170	37,034,778
Effect of dilutive stock options and restricted stock*	312,154	223,656	286,941
Diluted weighted average shares*	37,058,254	37,048,826	37,321,719
Earnings per share:
Basic*	$1.02	$0.75	$0.38
Dilutive*	$1.01	$0.74	$0.37
Anti-dilutive shares:
Shares*	137,509	619,913	256,875
 *Reflects three-for-two stock split effective July 2, 2013

17.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2013 and 2012:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2013
Net sales	$66,833	$91,241	$89,690	$73,376
Gross profit	15,312	27,676	26,616	20,188
Net income	7,140	12,119	10,522	7,766
Earnings per share:
Basic*	$0.19	$0.33	$0.29	$0.21
Diluted*	$0.19	$0.33	$0.28	$0.21
2012
Net sales	$64,957	$83,333	$76,816	$78,008
Gross profit	13,518	21,103	17,149	18,729
Net income	4,567	9,297	6,007	7,578
Earnings per share:
Basic*	$0.13	$0.25	$0.16	$0.21
Diluted*	$0.12	$0.25	$0.16	$0.21
 *Reflects three-for-two stock split effective July 2, 2013

18.  Subsequent Events

On January 6, 2014, we purchased two plots of land totaling 38 acres near our Tulsa, Oklahoma production facilities for a combined purchase price of approximately $0.8 million.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2013.

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

In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over Financial Reporting.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 13, 2014, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 13, 2014

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 20, 2014.

Code of Ethics

We adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, as well as other employees and directors.  Our code of ethics can be found on our website at www.aaon.com.  We will also provide any person without charge, upon request, a copy of such code of ethics.  Requests may be directed to AAON, Inc., 2425 South Yukon Avenue, Tulsa, Oklahoma 74107, attention Scott M. Asbjornson, or by calling (918) 382-6204.

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 20, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 20, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item  407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our  2014 annual meeting of shareholders scheduled to be held May 20, 2014.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions.  Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors.  Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations.  We have not entered into any new related party transactions and have no preexisting related party transactions in 2013, 2011 or 2010.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 20, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Articles of Incorporation (i)
		(A-1)	Article Amendments (ii)
		(B)	Bylaws (i)
		(B-1)	Amendments of Bylaws (iii)

	(4)	(A)	Third Restated Revolving Credit and Term Loan Agreement and related documents (iv)

		(A-1)	Amendment Eight to Third Restated Revolving Credit Loan Agreement (v)

		(B)	Rights Agreement dated February 19, 1999, as amended (vi)

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (vii)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (viii)

	(21)		List of Subsidiaries (ix)

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(101)	(INS)	XBRL Instance Document

	(101)	(SCH)	XBRL Taxonomy Extension Schema Document

	(101)	(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

	(101)	(DEF)	XBRL Taxonomy Extension Definition Linkbase Document

	(101)	(LAB)	XBRL Taxonomy Extension Label Linkbase Document

	(101)	(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	(i)		Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

(ii)
Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and to our Forms 8-K dated March 21, 1994, March 10, 1997, and March 17, 2000.

	(iii)		Incorporated herein by reference to our Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

	(iv)		Incorporated by reference to exhibit to our Form 8-K dated July 30, 2004.

	(v)		Incorporated herein by reference to exhibit to our Form 8-K dated July 29, 2012

(vi)	Incorporated by reference to exhibits to our Forms 8-K dated February 25, 1999, and August 20, 2002, and Form 8-A Registration Statement No. 000-18953, as amended.

(vii)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 333-52824.

(viii)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915.

(ix)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	March 13, 2014	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	March 13, 2014	/s/ Norman H. Asbjornson
Norman H. Asbjornson President and Director (principal executive officer)

Dated:	March 13, 2014	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer (principal financial officer)

Dated:	March 13, 2014	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Accounting Officer (principal accounting officer)

Dated:	March 13, 2014	/s/ John B. Johnson, Jr.
John B. Johnson, Jr. Director

Dated:	March 13, 2014	/s/ Jack E. Short
Jack E. Short Director

Dated:	March 13, 2014	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated:	March 13, 2014	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	March 13, 2014	/s/ Jerry R. Levine
Jerry R. Levine Director

Dated:	March 13, 2014	/s/ Joseph E. Cappy
Joseph E. Cappy Director