Form 10-K/A
period 2013-12-31
AAON INC
filed 2014-03-27
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 20, 2014, are incorporated into Part III of this report.

Explanatory Note

AAON, Inc., a Nevada corporation (together with its subsidiaries, “AAON”, “we”, “us”, “our” or the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 13, 2014, (the "Original Filing"). The sole purpose of this Amendment is to correct the following errors:

1)
Uncheck on the cover page the section that states “Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.” as the definitive proxy statement incorporated by reference in Part III of the Original Filing will include disclosure of delinquent filers.

2)	Update the Representatives section in Part I, Item 1 of the Original Filing to state that we utilize approximately 82 independent manufacturer representatives’ organizations having 113 offices.

3)	Update the Employees section in Part I, Item 1 of the Original Filing to state that as of March 1, 2014, we employed 1,431 permanent employees.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing and does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or after March 13, 2014.

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

Representatives

We employ a sales staff of 20 individuals and utilize approximately 82 independent manufacturer representatives' organizations (“Representatives”) having 113 offices to market our products in the United States and Canada. We also have one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, and Longview, Texas, plants to the job site.

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

Employees

As of March 1, 2014, we employed 1,431 permanent employees. Our employees are not represented by unions. Management considers its relations with our employees to be good.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibit Index

Exhibit Number	Exhibit Description
31.1 +	Certification of CEO
31.2 +	Certification of CFO
32.1 +	Section 1350 Certification - CEO
32.2 +	Section 1350 Certification - CFO

+ Filed herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	March 27, 2014	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, President