Form 10-Q
period 2014-03-31
AAON INC
filed 2014-05-05
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Yes                                             No     ✓

As of May 1, 2014, registrant had outstanding a total of 36,619,360 shares of its $.004 par value Common Stock.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2014	December 31, 2013
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$19,670	$12,085
Certificates of deposit	9,105	8,110
Investments held to maturity at amortized cost	22,808	16,040
Accounts receivable, net	45,704	39,063
Income tax receivable	—	1,073
Note receivable	29	29
Inventories, net	34,891	32,140
Prepaid expenses and other	701	304
Deferred tax assets	5,488	4,779
Total current assets	138,396	113,623
Property, plant and equipment:
Land	2,233	1,417
Buildings	62,744	61,821
Machinery and equipment	120,942	119,439
Furniture and fixtures	9,934	9,748
Total property, plant and equipment	195,853	192,425
Less: Accumulated depreciation	107,678	105,142
Property, plant and equipment, net	88,175	87,283
Certificates of deposit	240	2,638
Investments held to maturity at amortized cost	1,027	10,981
Note receivable	881	919
Total assets	$228,719	$215,444

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	11,307	7,779
Accrued liabilities	30,643	28,550
Total current liabilities	41,950	36,329
Deferred revenue	735	585
Deferred tax liabilities	13,979	14,424
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 50,000,000 shares authorized,	147	147
36,652,276 and 36,711,354 issued and outstanding at March 31, 2014 and December 31, 2013, respectively
Additional paid-in capital	—	—
Retained earnings	171,908	163,959
Total stockholders' equity	172,055	164,106
Total liabilities and stockholders' equity	$228,719	$215,444

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share data)
Net sales	$76,367	$66,833
Cost of sales	54,521	51,521
Gross profit	21,846	15,312
Selling, general and administrative expenses	7,629	6,967
(Gain) loss on disposal of assets	(24)	7
Income from operations	14,241	8,338
Interest income, net	69	34
Other expense, net	(21)	(16)
Income before taxes	14,289	8,356
Income tax provision	4,467	1,216
Net income	$9,822	$7,140
Earnings per share:
Basic*	$0.27	$0.19
Diluted*	$0.26	$0.19
Cash dividends declared per common share:	$—	$—
Weighted average shares outstanding:
Basic*	36,694,554	36,760,632
Diluted*	37,075,460	36,962,144
 *Reflects three-for-two stock split effective July 2, 2013

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2013	36,711	$147	$—	$163,959	$164,106
Net income	—	—	—	9,822	9,822
Stock options exercised and restricted	43	—	696	—	696
stock awards vested, including tax benefits
Share-based compensation	—	—	412	—	412
Stock repurchased and retired	(102)	—	(1,108)	(1,873)	(2,981)
Balances at March 31, 2014	36,652	$147	$—	$171,908	$172,055

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2014	2013
Operating Activities	(in thousands)
Net income	$9,822	$7,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,808	3,191
Amortization of bond premiums	216	127
Provision for losses on accounts receivable, net of adjustments	(130)	269
Provision for excess and obsolete inventories, net	4	169
Share-based compensation	412	392
Excess tax benefits from stock options exercised and restricted stock awards vested	(356)	(109)
(Gain) loss on disposition of assets	(24)	7
Foreign currency transaction gain	31	19
Interest income on note receivable	(10)	(10)
Deferred income taxes	(1,154)	(1,205)
Changes in assets and liabilities:
Accounts receivable	(6,511)	5,046
Income tax receivable	1,429	(172)
Inventories	(2,755)	(1,541)
Prepaid expenses and other	(397)	(99)
Accounts payable	3,441	(1,838)
Deferred revenue	204	—
Accrued liabilities	2,039	(2,895)
Net cash provided by operating activities	9,069	8,491
Investing Activities
Capital expenditures	(3,616)	(997)
Proceeds from sale of property, plant and equipment	27	—
Investment in certificates of deposits	—	(238)
Maturities of certificates of deposits	1,403	720
Purchases of investments held to maturity	—	(1,396)
Maturities of investments	2,717	610
Proceeds from called investment	253	—
Principal payments from note receivable	17	20
Net cash provided by (used in) investing activities	801	(1,281)
Financing Activities
Borrowings under revolving credit facility	—	1,955
Payments under revolving credit facility	—	(1,955)
Stock options exercised	340	354
Excess tax benefits from stock options exercised and restricted stock awards vested	356	109
Repurchase of stock	(2,981)	(1,115)
Net cash used in financing activities	(2,285)	(652)
Net increase in cash and cash equivalents	7,585	6,558
Cash and cash equivalents, beginning of period	12,085	3,159
Cash and cash equivalents, end of period	$19,670	$9,717

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of AAON, Inc., a Nevada corporation, and our operating subsidiaries, all of which are wholly-owned, (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2013 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All intercompany balances and transactions have been eliminated in consolidation.

We are engaged in the manufacture and sale of air conditioning and heating equipment consisting of rooftop units, chillers, outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, commercial self-contained units and coils.

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

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no significant changes in our critical accounting policies.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our representatives were $11.9 million and $13.6 million for the three months ended March 31, 2014 and 2013, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $9.3 million and $10.7 million in certificates of deposit at March 31, 2014, and December 31, 2013, respectively. At March 31, 2014, the certificates of deposit bear interest ranging from 0.20% to 0.90% per annum and have various maturities ranging from less than one month to approximately 13 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $23.8 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 13 months.  The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of March 31, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
March 31, 2014:	(in thousands)
Current assets:
Investments held to maturity	$22,808	$31	$—	$22,839
Non current assets:
Investments held to maturity	1,027	1	—	1,028
Total	$23,835	$32	$—	$23,867
December 31, 2013:
Current assets:
Investments held to maturity	$16,040	$11	$—	$16,051
Non current assets:
Investments held to maturity	10,981	7	—	10,988
Total	$27,021	$18	$—	$27,039

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Accounts receivable	$45,767	$39,256
Less: Allowance for doubtful accounts	(63)	(193)
Total, net	$45,704	$39,063

	Three months ended
	March 31, 2014	March 31, 2013
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$193	$52
Provisions for losses on accounts receivables	(130)	269
Accounts receivable written off, net of recoveries	—	—
Balance, end of period	$63	$321

5.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$32,085	$28,592
Work in process	2,474	2,286
Finished goods	915	1,841
	35,474	32,719
Less: Allowance for excess and obsolete inventories	(583)	(579)
Total, net	$34,891	$32,140

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended
	March 31, 2014	March 31, 2013
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$579	$363
Provisions for excess and obsolete inventories	4	196
Inventories written off	—	(27)
Balance, end of period	$583	$532

6.  Supplemental Cash Flow Information

	Three months ended
	March 31, 2014	March 31, 2013
Supplemental disclosures:	(in thousands)
Income taxes paid	$683	$185

Non-cash investing and financing activities:
Non-cash capital expenditures	2	16

7.  Warranties

The Company has warranties with various terms from 18 months for parts to 25 years for certain heat exchangers.  The Company has an obligation to replace parts or service its products if conditions under the warranty are met.  A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the warranty accrual are as follows:

	Three months ended
	March 31, 2014	March 31, 2013
Warranty accrual:	(in thousands)
Balance, beginning of period	$7,352	$5,776
Payments made	(893)	(733)
Provisions	989	847
Balance, end of period	$7,448	$5,890

Warranty expense:	$989	$847

8.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Warranty	$7,448	$7,352
Due to representatives	10,401	9,480
Payroll	2,594	4,448
Profit sharing	1,612	1,389
Worker's compensation	632	665
Medical self-insurance	423	353
Customer prepayments	1,284	2,077
Income tax payable	3,503	—
Employee benefits and other	2,746	2,786
Total	$30,643	$28,550

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma").  Under the line of credit, there is one standby letter of credit totaling $0.8 million.  Borrowings available under the revolving credit facility at March 31, 2014, were $29.2 million.  Interest on borrowings is payable monthly at LIBOR plus 2.5%.  No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at March 31, 2014 and December 31, 2013.  Our weighted average interest rate was 2.65% at March 31, 2014 and 2.70% at December 31, 2013.

As of March 31, 2014, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At March 31, 2014, our tangible net worth was $172.1 million and met the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.33 to 1, and met the requirement of not being above 2 to 1.  Our working capital was $96.4 million and met the requirement of being at or above $40.0 million.

The revolving credit facility matures on July 27, 2014.

10.  Income Taxes

Income tax expense for each of the three months ended March 31, 2014 and 2013, was $4.5 million, or 31.3% of pre-tax income, and $1.2 million, or 14.6% of pre-tax income, respectively. The Company’s estimated 2014 effective tax rate at March 31, 2014 is 34.0%.  This differs from the U.S. federal statutory rate of 35% due principally to items such as state and local income taxes, the federal domestic activities deduction and various other federal and state income tax credits.  The Company's income tax expense for the three months ended March 31, 2014, was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns. The income tax provision for the three months ended March 31, 2013 reflects discrete benefits related to the Research and Development (“R&D”) Credit and the Indian Employment Credit.  These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.  The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013, causing our effective tax rate to be reduced.  This change in estimate was the result of additional and better information.

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2011 to present, and to non-U.S. income tax examinations for the tax years of 2008 through 2011. In addition, we are subject to state and local income tax examinations for the tax years 2010 to present.  The Company continues to evaluate its need to file returns in various state jurisdictions.  Any interest or penalties would be recognized as a component of income tax expense.

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

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provides an additional 1.7 million shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards.  Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan.  Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2014 is $2.2 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2014 and 2013 using a Black Scholes Model:

	Three months ended
	March 31, 2014	March 31, 2013
Director and Officers:
Expected dividend yield	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected life (in years)	N/A	N/A

Employees:
Expected dividend yield	2.00%	1.00%
Expected volatility	45.73%	45.62%
Risk-free interest rate	2.40%	1.23%
Expected life (in years)	8	8

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

The following is a summary of stock options vested and exercisable as of March 31, 2014:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.81-$10.34	298,960	3.97	$7.29	$6,153
$10.70-$12.25	37,450	7.17	10.87	637
$12.98-$28.69	55,208	8.15	13.03	819
Total	391,618	4.87	$8.44	$7,609

The following is a summary of stock options vested and exercisable as of March 31, 2013:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.81-$6.47	89,400	2.68	$5.43	$1,159
$6.81-$8.65	219,675	5.05	7.19	2,462
$9.13-$14.01	66,300	7.55	10.29	538
Total	375,375	4.92	$7.31	$4,159

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	932,053	$10.84
Granted	9,000	28.42
Exercised	(34,325)	9.89
Forfeited or Expired	(14,200)	20.38
Outstanding at March 31, 2014	892,528	$10.91
Exercisable at March 31, 2014	391,618	$8.44

The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $0.7 million and $0.8 million, respectively.  The cash received from options exercised during the three months ended March 31, 2014 and 2013 was $0.3 million and $0.4 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  At March 31, 2014, unrecognized compensation cost related to unvested restricted stock awards was approximately $2.7 million, which is expected to be recognized over a weighted average period of 2.5 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	157,354	$19.16
Granted	9,855	27.39
Vested	(2,359)	14.40
Forfeited	(205)	25.78
Unvested at March 31, 2014	164,645	$19.71

A summary of share-based compensation is as follows:

	Three months ended
	March 31, 2014	March 31, 2013
Grant date fair value of awards during the period:	(in thousands)
Options	$120	$151
Restricted stock	270	125
Total	$390	$276

Share-based compensation expense:
Options	$208	$279
Restricted stock	204	113
Total	$412	$392

Income tax benefit related to share-based compensation:
Options	$324	$109
Restricted stock	32	—
Total	$356	$109

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

	Three months ended
	March 31, 2014	March 31, 2013
	(in thousands, except share and per share data)
Numerator:
Net income	$9,822	$7,140
Denominator:
Basic weighted average shares*	36,694,554	36,760,632
Effect of dilutive stock options and restricted stock*	380,906	201,512
Diluted weighted average shares*	37,075,460	36,962,144
Earnings per share:
Basic*	$0.27	$0.19
Diluted*	$0.26	$0.19
Anti-dilutive shares:
Shares*	13,633	500,138
 *Reflects three-for-two stock split effective July 2, 2013

13. Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 2.0 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 1.1 million shares for an aggregate price of $11.5 million, or an average price of $10.69 per share. We purchased the shares at current market prices. No repurchases were made under the program for the three months ended March 31, 2014 or the year ended December 31, 2013.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through March 31, 2014, we repurchased approximately 3.1 million shares for an aggregate price of $33.2 million, or an average price of $10.55 per share. We purchased the shares at current market prices.  For the three months ended March 31, 2014 and 2013, we repurchased shares of approximately 0.1 million, respectively.

Periodically, the Company repurchases shares of AAON stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through March 31, 2014, we repurchased approximately 1.2 million shares for an aggregate price of $13.2 million, or an average price of $11.22 per share. We purchased the shares at current market prices.  For the three months ended March 31, 2014 and 2013 we repurchased approximately 0.03 million and zero shares, respectively, under this program.

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

On May 2, 2014, the Board declared a regular semi-annual cash dividend of $0.13 per share. The dividends will be payable to stockholders of record at the close of business on June 12, 2014, the record date, and payable on July 1, 2014. No dividends were declared or paid during the three months ended March 31, 2014 and 2013.

14. Commitments and Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business.  We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations, or cash flows and we accrue and/or disclose loss contingencies as appropriate.

We are party to short-term, cancelable and non-cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations.  These contracts are not accounted for as derivatives instruments because they meet the normal purchases and sales exemption. At March 31, 2014, we had one material contractual purchase obligation for approximately $1.0 million that expires in December 2014.

15. Subsequent Events

In April 2014, the Company pledged to donate a combination of air handling units and cash, with a combined total value of $1.0 million, to the Tulsa Library Trust.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries.  We market our products to all 50 states in the United States and certain provinces in Canada.  Foreign sales were approximately $4.7 million of our total net sales for the three months just ended and $4.8 million of our sales during the same period of 2013.

Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate.  The uncertainty of the economy has negatively impacted the commercial and industrial new construction markets.  A further decline in economic activity could result in a decrease in our sales volume and profitability. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control.

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2013 and the first quarter of 2014 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, and are obtained from domestic suppliers. We also purchase from domestic manufacturers certain components, including compressors, motors and electrical controls.

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy.   For the three months ended March 31, 2014, the prices for copper, galvanized steel, stainless steel and aluminum decreased by approximately 4.3%, 4.2%, 12.3%, and 6.2% respectively, from the three months ended March 31, 2013.

In 2011, we began using an all aluminum microchannel condenser coil on our small rooftop unit product line and, in 2013, we began using this condenser coil in our new large rooftop product line as well. The condenser coil is the outdoor coil of a conventional air conditioning system. We expect to be using this type of condenser coil throughout the complete rooftop unit product line by the end of 2014. This will reduce our copper tube usage in this component of the product, however, copper will remain a high volume raw material because of its use throughout the equipment.

We attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of six to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

The following are recent developments that impacted our results of operations, cash flows and financial condition:

•	We had $3.6 million of capital expenditures during the three months ended March 31, 2014, an increase of $2.6 million as compared to the same period in 2013.

•	Our working capital increased $19.2 million or 24.8% for the three months ended March 31, 2014, as compared to working capital at December 31, 2013.

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Units Sold

	Three Months Ended March 31,
	2014	2013

Rooftop Units	3,098	2,975
Split Systems	579	614
Outdoor Mechanical Rooms	32	19
Total Units	3,709	3,608

Net Sales

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands, except unit data)
Net sales	$76,367	$66,833	$9,534	14.3%
Total units	3,709	3,608	101	2.8%

The increase in net sales was the result of the increase in the number of units sold, a shift in product mix where 7% more of our larger rooftop units were sold, and the 3-4% price increase introduced during 2013.

Cost of Sales

	Three Months Ended March 31,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Cost of sales	$54,521	$51,521	71.4%	77.1%
Gross Profit	21,846	15,312	28.6%	22.9%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased due to the corresponding increase in unit sales, offset by decreases in material costs.

Twelve-month average raw material cost per pound as of March 31:

	2014	2013	% Change

Copper	$4.25	$4.44	(4.3)%
Galvanized Steel	$0.46	$0.48	(4.2)%
Stainless Steel	$1.43	$1.63	(12.3)%
Aluminum	$1.51	$1.61	(6.2)%

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Warranty	$989	$847	1.3%	1.3%
Profit Sharing	1,611	928	2.1%	1.4%
Salaries & Benefits	2,441	2,230	3.2%	3.3%
Stock Compensation	266	238	0.3%	0.4%
Advertising	126	481	0.2%	0.7%
Depreciation	222	195	0.3%	0.3%
Insurance	273	251	0.4%	0.4%
Professional Fees	563	645	0.7%	1.0%
Other	1,138	1,152	1.5%	1.7%
Total SG&A	$7,629	$6,967	10.0%	10.4%

The increase in SG&A is primarily due to higher profit sharing expense as a result of higher operating income before income taxes and increases in headcount and compensation changes. In addition, warranty expenses increased due to higher sales as compared to the same period in 2013.

Income Taxes

	Three Months Ended March 31,		Effective Tax Rate
	2014	2013	2014	2013
	(in thousands)
Income tax provision	$4,467	$1,216	31.3%	14.6%

The Company’s estimated 2014 effective tax rate at March 31, 2014 is 34.0%. The Company's income tax expense for the three months ended March 31, 2014 was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns. The income tax provision for the three months ended March 31, 2013 reflects discrete benefits related to the Research and Development (“R&D”) Credit and the Indian Employment Credit. These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012. The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013, causing our effective tax rate to be reduced. This change in estimate was the result of additional and better information.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and short-term investments increased $15.4 million from December 31, 2013 to March 31, 2014 and totaled $51.6 million at March 31, 2014; while long-term investments decreased $12.4 million during the first quarter of 2014 as compared to the same period a year ago, from $13.6 million to $1.2 million, respectively.

Under the line of credit, there was one standby letter of credit of $0.8 million as of March 31, 2014.  At March 31, 2014, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at March 31, 2014 and December 31, 2013.  Interest on borrowings is payable monthly at LIBOR plus 2.5%. Our weighted average interest rate was 2.65% at March 31, 2014 and 2.70% at December 31, 2013.

At March 31, 2014, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility.  These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At March 31, 2014, our tangible net worth was $172.1 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.33 to 1.0 which meets the requirement of not being above 2 to 1.  Our working capital was $96.4 million, which meets the requirement of being at or above $40.0 million.

The revolving credit facility matures on July 27, 2014. We expect to renew our line of credit in July 2014 on comparable terms as we do not anticipate a tightening of funds in the financial markets.

We repurchased shares of stock from our employees’ 401(k) savings investment plan; option exercises of our directors and officers; and vested restricted stock from employees, directors and officers in the amount of $3.0 million for 0.1 million shares and $1.1 million for 0.1 million shares during the three months ended March 31, 2014 and 2013, respectively. We repurchased the shares at current market prices. Prior year share amounts have been adjusted for the three-for-two stock split effective July 2, 2013.

On May 2, 2014, the Board declared a regular semi-annual cash dividend of $0.13 per share. The dividends will be payable to stockholders of record at the close of business on June 12, 2014, the record date, and payable on July 1, 2014. No dividends were declared or paid during the three months ended March 31, 2014 and 2013.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2014 and 2013. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating Activities
Net Income	$9,822	$7,140
Income statement adjustments, net	1,797	2,850
Changes in assets and liabilities:
Accounts receivable	(6,511)	5,046
Income tax receivable	1,429	(172)
Inventories	(2,755)	(1,541)
Prepaid expenses and other	(397)	(99)
Accounts payable	3,441	(1,838)
Deferred revenue	204	—
Accrued liabilities	2,039	(2,895)
Net cash provided by operating activities	9,069	8,491
Investing Activities
Capital expenditures	(3,616)	(997)
Purchases of investments	—	(1,634)
Maturities of investments and proceeds from called investments	4,373	1,330
Other	44	20
Net cash used in investing activities	801	(1,281)
Financing Activities
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	696	463
Repurchase of stock	(2,981)	(1,115)
Net cash used in financing activities	$(2,285)	$(652)

Cash Flows Provided by Operating Activities

Changes in cash flows provided by operating activities were primarily a result of increased net sales in the first quarter of 2014 as compared to the comparable period in 2013 and the fourth quarter of 2013 as well as timing of cash receipts and payments.

Cash Flows Used in Investing Activities

Capital expenditures increased in the first quarter of 2014 as compared to the same period in 2013 and were primarily related to investments in additional land and manufacturing and production equipment to support our growth and improve efficiencies.

The capital expenditure program for 2014 is estimated to be approximately $13.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

No investment purchases were made in the first quarter of 2014 and maturities of previously purchased investments increased as compared to prior periods. We may make additional investment purchases during the remainder of 2014. Investment purchase activity is primarily attributable to investment of excess cash flows from operations.

Cash Flows Used in Financing Activities

We continued to make stock buybacks in 2014; see Part II, Item 2 of this report.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had one material contractual agreement as of March 31, 2014, as follows:

		Payments Due by Period
		(in thousands)
		Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase obligations	(1)	$1,000	$1,000	$—	$—	$—
(1) The purchase obligation consists of delivery of aluminum ingot from one supplier. The quantity and price are fixed over the life of the contract.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months to manage this exposure.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer with the oversight of the Audit Committee, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2013 Annual Report.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (2.0 million shares) of the Company's outstanding stock. We repurchased a total of approximately 1.1 million shares under this program for an aggregate price of $11.5 million, or an average price of $10.69 per share. We purchased the shares at current market prices. No purchases were made during the three months ended March 31, 2014 and 2013.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through March 31, 2014, we repurchased approximately 3.1 million shares for an aggregate price of $33.2 million, or an average price of $10.55 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through March 31, 2014, we repurchased approximately 1.2 million shares for an aggregate price of $13.2 million, or an average price of $11.22 per share. We purchased the shares at current market prices.

Repurchases during the first quarter of 2014 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2014	22,966	$31.87	22,966	—
February 2014	23,781	28.45	23,781	—
March 2014	54,990	28.94	54,990	—
Total	101,737	$29.49	101,737	—

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

AAON, INC.

Dated: May 5, 2014	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: May 5, 2014	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer