Form 10-Q
period 2014-06-30
AAON INC
filed 2014-08-07
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Yes                                             No     ✓

As of August 1, 2014, registrant had outstanding a total of 55,012,194 shares of its $.004 par value Common Stock.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2014	December 31, 2013
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$16,484	$12,085
Certificates of deposit	10,064	8,110
Investments held to maturity at amortized cost	19,097	16,040
Accounts receivable, net	52,895	39,063
Income tax receivable	—	1,073
Note receivable	29	29
Inventories, net	36,608	32,140
Prepaid expenses and other	829	304
Deferred tax assets	5,895	4,779
Total current assets	141,901	113,623
Property, plant and equipment:
Land	2,233	1,417
Buildings	63,164	61,821
Machinery and equipment	121,909	119,439
Furniture and fixtures	10,136	9,748
Total property, plant and equipment	197,442	192,425
Less: Accumulated depreciation	110,277	105,142
Property, plant and equipment, net	87,165	87,283
Certificates of deposit	6,000	2,638
Investments held to maturity at amortized cost	5,682	10,981
Note receivable	904	919
Total assets	$241,652	$215,444

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	10,904	7,779
Dividends payable	4,779	—
Accrued liabilities	33,857	28,550
Total current liabilities	49,540	36,329
Deferred revenue	841	585
Deferred tax liabilities	13,579	14,424
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized,	220	221
55,049,445 and 55,067,031 issued and outstanding at June 30, 2014 and December 31, 2013, respectively*
Additional paid-in capital	—	—
Retained earnings	177,472	163,885
Total stockholders' equity	177,692	164,106
Total liabilities and stockholders' equity	$241,652	$215,444
 * Reflects three-for-two stock split effective July 16, 2014
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Net sales	$92,310	$91,241	$168,677	$158,074
Cost of sales	64,434	63,565	118,955	115,086
Gross profit	27,876	27,676	49,722	42,988
Selling, general and administrative expenses	10,584	9,089	18,213	16,056
Gain on disposal of assets	—	(59)	(24)	(52)
Income from operations	17,292	18,646	31,533	26,984
Interest income, net	71	57	140	91
Other income, net	34	253	13	237
Income before taxes	17,397	18,956	31,686	27,312
Income tax provision	6,034	6,837	10,501	8,053
Net income	$11,363	$12,119	$21,185	$19,259
Earnings per share:
Basic*	$0.21	$0.22	$0.38	$0.35
Diluted*	$0.20	$0.22	$0.38	$0.35
Cash dividends declared per common share*:	$0.09	$0.07	$0.09	$0.07
Weighted average shares outstanding:
Basic*	55,004,175	55,139,577	55,036,281	55,140,260
Diluted*	55,568,212	55,725,393	55,603,979	55,584,302
 *Reflects three-for-two stock split effective July 16, 2014
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares*	Amount*	Capital	Earnings*	Total
	(in thousands)
Balances at December 31, 2013	55,067	$221	$—	$163,885	$164,106
Net income	—	—	—	21,185	21,185
Stock options exercised and restricted	242	—	1,312	—	1,312
stock awards vested, including tax benefits
Share-based compensation	—	—	984	—	984
Stock repurchased and retired	(260)	(1)	(2,296)	(2,819)	(5,116)
Dividends	—	—	—	(4,779)	(4,779)
Balances at June 30, 2014	55,049	$220	$—	$177,472	$177,692
*Reflects three-for-two stock split effective July 16, 2014
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2014	2013
Operating Activities	(in thousands)
Net income	$21,185	$19,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,719	6,268
Amortization of bond premiums	389	304
Provision for losses on accounts receivable, net of adjustments	(8)	102
Provision for excess and obsolete inventories, net	156	201
Share-based compensation	984	695
Excess tax benefits from stock options exercised and restricted stock awards vested	(680)	(385)
Gain on disposition of assets	(24)	(52)
Foreign currency transaction gain	—	43
Interest income on note receivable	(20)	(20)
Deferred income taxes	(1,961)	(1,966)
Write-off of note receivable	—	75
Changes in assets and liabilities:
Accounts receivable	(13,824)	(6,344)
Income tax receivable	1,753	3,942
Inventories	(4,624)	(1,718)
Prepaid expenses and other	(525)	(160)
Accounts payable	3,422	1,101
Deferred revenue	378	201
Accrued liabilities	5,185	6,194
Net cash provided by operating activities	17,505	27,740
Investing Activities
Capital expenditures	(5,903)	(1,949)
Proceeds from sale of property, plant and equipment	29	60
Investment in certificates of deposits	(9,220)	(958)
Maturities of certificates of deposits	3,904	1,440
Purchases of investments held to maturity	(5,955)	(9,969)
Maturities of investments	6,539	1,710
Proceeds from called investment	1,269	—
Principal payments from note receivable	35	40
Net cash used in investing activities	(9,302)	(9,626)
Financing Activities
Borrowings under revolving credit facility	—	2,321
Payments under revolving credit facility	—	(2,321)
Stock options exercised	632	767
Excess tax benefits from stock options exercised and restricted stock awards vested	680	385
Repurchase of stock	(5,116)	(3,010)
Net cash used in financing activities	(3,804)	(1,858)
Net increase in cash and cash equivalents	4,399	16,256
Cash and cash equivalents, beginning of period	12,085	3,159
Cash and cash equivalents, end of period	$16,484	$19,415
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. General

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We do not expect ASU 2014-09 will have a material effect on our consolidated financial statements and notes thereto.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our Representatives were $12.7 million and $15.2 million for the three months ended June 30, 2014 and 2013, respectively. The amount of payments to our Representatives were $24.6 million and $28.8 million for the six months ended June 30, 2014 and 2013.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $16.1 million and $10.7 million in certificates of deposit at June 30, 2014, and December 31, 2013, respectively. At June 30, 2014, the certificates of deposit bear interest ranging from 0.20% to 0.90% per annum and have various maturities ranging from less than one month to approximately 24 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $24.8 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 24 months.  The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of June 30, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2014:	(in thousands)
Current assets:
Investments held to maturity	$19,097	$30	$—	$19,127
Non current assets:
Investments held to maturity	5,682	—	(11)	5,671
Total	$24,779	$30	$(11)	$24,798
December 31, 2013:
Current assets:
Investments held to maturity	$16,040	$11	$—	$16,051
Non current assets:
Investments held to maturity	10,981	7	—	10,988
Total	$27,021	$18	$—	$27,039

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Accounts receivable	$53,080	$39,256
Less: Allowance for doubtful accounts	(185)	(193)
Total, net	$52,895	$39,063

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$63	$321	$193	$52
Provisions for losses on accounts receivables	115	(167)	(15)	102
Accounts receivable written off, net of recoveries	7	—	7	—
Balance, end of period	$185	$154	$185	$154

5.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$32,750	$28,592
Work in process	2,267	2,286
Finished goods	2,326	1,841
	37,343	32,719
Less: Allowance for excess and obsolete inventories	(735)	(579)
Total, net	$36,608	$32,140

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$583	$532	$579	$363
Provisions for excess and obsolete inventories	152	5	156	201
Inventories written off	—	—	—	(27)
Balance, end of period	$735	$537	$735	$537

6.  Supplemental Cash Flow Information

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Supplemental disclosures:	(in thousands)
Income taxes paid	$9,850	$5,904	10,533	6,089

Non-cash investing and financing activities:
Non-cash capital expenditures	262	274	264	290

7.  Warranties

The Company has warranties with various terms ranging from 18 months for parts to 25 years for certain heat exchangers.  The Company has an obligation to replace parts or service its products if conditions under the warranty are met.  A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the warranty accrual are as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Warranty accrual:	(in thousands)
Balance, beginning of period	$7,448	$5,890	$7,352	$5,776
Payments made	(1,242)	(1,184)	(2,135)	(1,917)
Provisions	1,569	2,060	2,558	2,907
Balance, end of period	$7,775	$6,766	$7,775	$6,766

Warranty expense:	$1,569	$2,196	$2,558	$3,043

8.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Warranty	$7,775	$7,352
Due to representatives	13,488	9,480
Payroll	3,378	4,448
Profit sharing	1,957	1,389
Worker's compensation	522	665
Medical self-insurance	399	353
Customer prepayments	1,859	2,077
Donations	1,000	—
Income tax payable	169	—
Employee benefits and other	3,310	2,786
Total	$33,857	$28,550

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma").  Under the line of credit, there is one standby letter of credit totaling $0.8 million.  Borrowings available under the revolving credit facility at June 30, 2014, were $29.2 million.  Interest on borrowings is payable monthly at LIBOR plus 2.5%.  No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at June 30, 2014 and December 31, 2013.  Our weighted average interest rate was 2.65% at June 30, 2014 and 2.70% at December 31, 2013.

As of June 30, 2014, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At June 30, 2014, our tangible net worth was $177.7 million and met the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.36 to 1, and met the requirement of not being above 2 to 1.  Our working capital was $92.4 million and met the requirement of being at or above $40.0 million.

Effective July 25, 2014, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2016.

10.  Income Taxes

Income tax expense for each of the three months ended June 30, 2014 and 2013, was $6.0 million, or 34.7% of pre-tax income, and $6.8 million, or 36.1% of pre-tax income, respectively. Income tax expense for each of the six months ended June 30, 2014 and 2013, was $10.5 million, or 33.1% of pre-tax income, and $8.1 million, or 29.5%, of pre-tax income, respectively. The Company’s estimated annual 2014 effective tax rate at June 30, 2014 is approximately 34.0%.  This differs from the U.S. federal statutory rate of 35% due principally to items such as state and local income taxes, the federal domestic activities deduction and state income tax credits.  The Company's income tax expense for the six months ended June 30, 2014, was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns. The income tax provision for the three months ended March 31, 2013 reflected discrete benefits related to the Research and Development (“R&D”) Credit and the Indian Employment Credit.  These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.  The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013, causing our effective tax rate to be reduced.  This change in estimate was the result of additional and better information.

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2011 to present, and to non-U.S. income tax examinations for the tax years of 2008 through 2011. In addition, we are subject to state and local income tax examinations for the tax years 2010 to present.  In June 2014, the Internal Revenue Service ("IRS") notified the Company of its plans to examine the income tax returns for 2012. We do not expect any significant assessment with respect to any current examinations. The Company continues to evaluate its need to file returns in various state jurisdictions.  Any interest or penalties would be recognized as a component of income tax expense.

11. Share-Based Compensation

As discussed in Note 13, the Company had a three-for-two stock split effective July 16, 2014. All share and per share information has been updated to reflect the effect of this stock split.

We have historically maintained a stock option plan for key employees, directors and consultants (“the 1992 Plan”). The 1992 Plan provided for 14.9 million shares to be issued under the plan in the form of stock options.  Under the terms of the 1992 Plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant.  Options granted to directors prior to May 25, 2004, vest one year from the date of grant and are exercisable for nine years thereafter.  Options granted to directors on or after May 25, 2004, vest one-third each year, commencing one year after the date of grant.  All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provides an additional 3.3 million shares that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards.  Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the previous plan.  Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2014 is $2.0 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2014 and 2013 using a Black Scholes Model:

	Six months ended
	June 30, 2014	June 30, 2013
Director and Officers:
Expected dividend yield	N/A	1.19%
Expected volatility	N/A	47.08%
Risk-free interest rate	N/A	1.55%
Expected life (in years)	N/A	7

Employees:
Expected dividend yield	2.36%	1.03%
Expected volatility	45.77%	45.66%
Risk-free interest rate	2.40%	1.23%
Expected life (in years)	8	8

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

The following is a summary of stock options vested and exercisable as of June 30, 2014:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$3.21-$6.89	472,028	3.62	$5.04	$8,171
$7.13-$8.17	56,175	6.92	7.25	848
$8.65-$19.27	196,298	6.79	8.76	2,668
Total	724,501	4.73	$6.22	$11,687

The following is a summary of stock options vested and exercisable as of June 30, 2013:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$3.21-$4.31	116,100	2.51	$3.65	$1,282
$4.53-$5.77	330,975	4.86	4.79	3,281
$6.09-$8.65	284,367	7.96	7.64	2,007
Total	731,442	5.70	$5.72	$6,570

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,398,080	$7.23
Granted	21,000	19.06
Exercised	(91,455)	6.91
Forfeited or Expired	(30,750)	12.07
Outstanding at June 30, 2014	1,296,875	$7.33
Exercisable at June 30, 2014	724,501	$6.22

The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $1.3 million and $1.1 million, respectively.  The cash received from options exercised during the six months ended June 30, 2014 and 2013 was $0.6 million and $0.8 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  At June 30, 2014, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.0 million, which is expected to be recognized over a weighted average period of 2.5 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	236,031	$12.77
Granted	162,878	18.63
Vested	(44,472)	10.12
Forfeited	(10,163)	16.76
Unvested at June 30, 2014	344,274	$15.77

A summary of share-based compensation is as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Grant date fair value of awards during the period:	(in thousands)
Options	$68	$121	$188	$272
Restricted stock	2,765	524	3,035	649
Total	$2,833	$645	$3,223	$921

Share-based compensation expense:
Options	$312	$182	$520	$461
Restricted stock	260	121	464	234
Total	$572	$303	$984	$695

Income tax benefit related to share-based compensation:
Options	$160	$183	$484	$292
Restricted stock	164	93	196	93
Total	$324	$276	$680	$385

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

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except share and per share data)
Numerator:
Net income	$11,363	$12,119	$21,185	$19,259
Denominator:
Basic weighted average shares*	55,004,175	55,139,577	55,036,281	55,140,260
Effect of dilutive stock options and restricted stock*	564,037	585,816	567,698	444,042
Diluted weighted average shares*	55,568,212	55,725,393	55,603,979	55,584,302
Earnings per share:
Basic*	$0.21	$0.22	$0.38	$0.35
Diluted*	$0.20	$0.22	$0.38	$0.35
Anti-dilutive shares:
Shares*	18,445	11,250	19,448	11,250
 *Reflects three-for-two stock split effective July 16, 2014

13. Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 2.8 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 1.6 million shares for an aggregate price of $11.5 million, or an average price of $7.13 per share. We purchased the shares at current market prices. No repurchases were made under the program for the six months ended June 30, 2014 or 2013.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through June 30, 2014, we repurchased approximately 4.8 million shares for an aggregate price of $35.3 million, or an average price of $7.31 per share. We purchased the shares at current market prices.  For each of the six months ended June 30, 2014 and 2013, we repurchased approximately 0.2 million shares.

Periodically, the Company repurchases shares of AAON stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through June 30, 2014, we repurchased approximately 1.8 million shares for an aggregate price of $14.0 million, or an average price of $7.76 per share. We purchased the shares at current market prices.  For each of the six months ended June 30, 2014 and 2013 we repurchased approximately 0.04 million shares under this program.

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

On May 21, 2013, the Board of Directors approved a semi-annual cash dividend of $0.07 per share, post split, to the holders of our outstanding Common Stock as of the close of business on June 13, 2013, the record date. Those dividends were paid on July 2, 2013.

At a meeting of the Board of Directors on November 6, 2013, the Board declared a regular semi-annual cash dividend of $0.07 per share. The dividends were payable to shareholders of record at the close of business on December 2, 2013, the record date, and were paid on December 23, 2013.

On May 2, 2014, the Board of Directors declared a regular semi-annual cash dividend of $0.09 per share, to stockholders of record at the close of business on June 12, 2014, the record date. Those dividends were paid on July 1, 2014.

On June 5, 2014, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 16, 2014. Stockholders of record at the close of business on June 27, 2014 received one additional share for every two shares they held as of that date. All share and per share information has been updated to reflect the effects of this stock split.

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

We are party to short-term, cancelable and non-cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations.  These contracts are not accounted for as derivatives instruments because they meet the normal purchases and sales exemption. At June 30, 2014, we had one material contractual purchase obligation for approximately $0.7 million that expires in December 2014.

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

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries.  We market our products to all 50 states in the United States and certain provinces in Canada.  Foreign sales were approximately $11.3 million of our total net sales for the six months just ended and $9.6 million of our sales during the same period of 2013.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2013 through the second quarter of 2014 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy.   For the six months ended June 30, 2014, the prices for copper, galvanized steel, stainless steel and aluminum decreased by approximately 5.2%, 2.1%, 8.3%, and 3.8% respectively, from the six months ended June 30, 2013.

In 2011, we began using an all aluminum microchannel condenser coil on our small rooftop unit product line and, in 2013, we began using this condenser coil in our larger rooftop product line as well. The condenser coil is the outdoor coil of a conventional air conditioning system. We expect to be using this type of condenser coil throughout the complete rooftop unit product line by the end of 2014. This will reduce our copper tube usage in this component of the product, however, copper will remain a high volume raw material because of its use throughout the equipment.

We may attempt to limit the impact of price fluctuations on these materials by entering into cancelable and non-cancelable fixed price contracts with our major suppliers for periods of six to 18 months.  We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	We had $5.9 million of capital expenditures during the six months ended June 30, 2014, an increase of $4.0 million as compared to the same period in 2013.

•	We made a $1.0 million charitable donation to the Tulsa Central Library.

•	The Company no longer benefits from certain federal tax credits that expired December 31, 2013 and have not been extended for 2014.

Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Units Sold

	Three Months Ended June 30,
	2014	2013

Rooftop Units	3,913	3,908
Split Systems	762	875
Outdoor Mechanical Rooms	38	22
Total Units	4,713	4,805
Net Sales

	Three Months Ended June 30,
	2014	2013	Change	% Change
	(in thousands, except unit data)
Net sales	$92,310	$91,241	$1,069	1.2%
Total units	4,713	4,805	(92)	(1.9)%

The increase in net sales, despite the decrease in the number of units sold was the result of the 3-4% price increase introduced during 2013.

Cost of Sales

	Three Months Ended June 30,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Cost of sales	$64,434	$63,565	69.8%	69.7%
Gross Profit	27,876	27,676	30.2%	30.3%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased due to the corresponding increase in sales, offset by decreases in material costs.

Twelve-month average raw material cost per pound as of June 30:

	2014	2013	% Change

Copper	$4.18	$4.41	(5.2)%
Galvanized Steel	$0.46	$0.47	(2.1)%
Stainless Steel	$1.43	$1.56	(8.3)%
Aluminum	$1.52	$1.58	(3.8)%

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Warranty	$1,569	$2,196	1.7%	2.4%
Profit Sharing	1,957	2,107	2.1%	2.3%
Salaries & Benefits	2,795	2,228	3.0%	2.4%
Stock Compensation	422	207	0.5%	0.2%
Advertising	504	275	0.5%	0.3%
Depreciation	217	206	0.2%	0.2%
Insurance	338	249	0.4%	0.3%
Professional Fees	411	284	0.4%	0.3%
Other	2,371	1,337	2.6%	1.5%
Total SG&A	$10,584	$9,089	11.5%	10.0%

The increase in SG&A is primarily due to a $1.0 million charitable donation which is included in Other. Salaries and benefits also increased due to increases in headcount. These increases were partially offset by a decrease in warranty expenses as compared to the same period in 2013.

Income Taxes

	Three Months Ended June 30,		Effective Tax Rate
	2014	2013	2014	2013
	(in thousands)
Income tax provision	$6,034	$6,837	34.7%	36.1%

The Company’s estimated annual 2014 effective tax rate at June 30, 2014 is 34.0%. For the six months ended June 30, 2013, the Company updated estimates related to certain state tax credits that caused the rate for the quarter to be higher than expected.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Units Sold

	Six Months Ended June 30,
	2014	2013

Rooftop Units	7,011	6,887
Split Systems	1,341	1,489
Outdoor Mechanical Rooms	70	41
Total Units	8,422	8,417

Net Sales

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(in thousands, except unit data)
Net sales	$168,677	$158,074	$10,603	6.7%
Total units	8,422	8,417	5	0.1%

The increase in net sales was the result of a shift in product mix and the 3-4% price increase introduced during 2013.

Cost of Sales

	Six Months Ended June 30,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Cost of sales	$118,955	$115,086	70.5%	72.8%
Gross Profit	49,722	42,988	29.5%	27.2%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense.  The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased due to the corresponding increase in sales, offset by decreases in material costs.

Twelve-month average raw material cost per pound as of June 30:

	2014	2013	% Change

Copper	$4.18	$4.41	(5.2)%
Galvanized Steel	$0.46	$0.47	(2.1)%
Stainless Steel	$1.43	$1.56	(8.3)%
Aluminum	$1.52	$1.58	(3.8)%

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Warranty	$2,558	$3,043	1.5%	1.9%
Profit Sharing	3,568	3,035	2.1%	1.9%
Salaries & Benefits	5,236	4,458	3.1%	2.8%
Stock Compensation	688	445	0.4%	0.3%
Advertising	630	756	0.4%	0.5%
Depreciation	439	401	0.3%	0.3%
Insurance	611	500	0.4%	0.3%
Professional Fees	974	929	0.6%	0.6%
Other	3,509	2,489	2.1%	1.6%
Total SG&A	$18,213	$16,056	10.8%	10.2%

The increase in SG&A is primarily due to a $1.0 million charitable donation which is included in Other. Additionally, SG&A included higher profit sharing expense as a result of higher operating income before income taxes and increases in headcount and compensation changes. These increases were partially offset by a decrease in warranty expenses as compared to the same period in 2013.

Income Taxes

	Six Months Ended June 30,		Effective Tax Rate
	2014	2013	2014	2013
	(in thousands)
Income tax provision	$10,501	$8,053	33.1%	29.5%

The Company’s estimated annual 2014 effective tax rate at June 30, 2014 is 34.0%. The Company's income tax expense for the six months ended June 30, 2014 was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns, resulting in the decreased effective rate for the current quarter and year to date. The income tax provision for the six months ended June 30, 2013 reflected discrete benefits related to the Research and Development ("R&D") Credit and the Indian Employment Credit. These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and short-term investments increased $9.4 million from December 31, 2013 to June 30, 2014 and totaled $45.6 million at June 30, 2014; while long-term investments decreased $1.9 million, from $13.6 million to $11.7 million, respectively.

Under the line of credit, there was one standby letter of credit of $0.8 million as of June 30, 2014.  At June 30, 2014, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at June 30, 2014 and December 31, 2013.  Interest on borrowings is payable monthly at LIBOR plus 2.5%. Our weighted average interest rate was 2.65% at June 30, 2014 and 2.70% at December 31, 2013.

At June 30, 2014, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility.  These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At June 30, 2014, our tangible net worth was $177.7 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.36 to 1.0 which meets the requirement of not being above 2 to 1.  Our working capital was $92.4 million, which meets the requirement of being at or above $40.0 million.

Effective July 25, 2014, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2016.

On May 2, 2014, the Board of Directors declared a regular semi-annual cash dividend of $0.09 per share, to stockholders of record at the close of business on June 12, 2014, the record date. Those dividends were paid on July 1, 2014.

On June 5, 2014, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 16, 2014. Stockholders of record at the close of business on June 27, 2014 received one additional share for every two shares they held as of that date. All share and per share information has been updated to reflect the effects of this stock split.

We repurchased shares of stock from our employees’ 401(k) savings investment plan; option exercises of our directors and officers; and vested restricted stock from employees, directors and officers in the amount of $5.1 million for 0.3 million shares and $3.0 million for 0.2 million shares during the six months ended June 30, 2014 and 2013, respectively. We repurchased the shares at current market prices. Prior year share amounts have been adjusted for the three-for-two stock split effective July 16, 2014.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2014 and 2013. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating Activities
Net Income	$21,185	$19,259
Income statement adjustments, net	4,555	5,265
Changes in assets and liabilities:
Accounts receivable	(13,824)	(6,344)
Income tax receivable	1,753	3,942
Inventories	(4,624)	(1,718)
Prepaid expenses and other	(525)	(160)
Accounts payable	3,422	1,101
Deferred revenue	378	201
Accrued liabilities	5,185	6,194
Net cash provided by operating activities	17,505	27,740
Investing Activities
Capital expenditures	(5,903)	(1,949)
Purchases of investments	(15,175)	(10,927)
Maturities of investments and proceeds from called investments	11,712	3,150
Other	64	100
Net cash used in investing activities	(9,302)	(9,626)
Financing Activities
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	1,312	1,152
Repurchase of stock	(5,116)	(3,010)
Net cash used in financing activities	$(3,804)	$(1,858)

Cash Flows Provided by Operating Activities

Changes in cash flows provided by operating activities were primarily a result of decreases in collections of accounts receivable. This was driven by the timing of large sales near quarter end and an increase in the average collection period from 50 to 52 days.

Cash Flows Used in Investing Activities

Capital expenditures increased in 2014 as compared to the same period in 2013 and were primarily related to investments in additional land and manufacturing and production equipment to support our growth and improve efficiencies. The Company has purchased two additional Salvagninis for its Longview facility to increase sheet metal production and capacity.

The capital expenditure program for 2014 is estimated to be approximately $13.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Investment purchases and maturities of previously purchased investments increased as compared to 2013. We may make additional investment purchases during the remainder of 2014. Investment purchase activity is primarily attributable to investment of excess cash flows from operations.

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

Contractual Obligations

We had one material contractual agreement as of June 30, 2014, as follows:

		Payments Due by Period
		(in thousands)
		Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase obligations	(1)	$680	$680	$—	$—	$—
(1) The purchase obligation consists of delivery of aluminum ingot from one supplier. The quantity and price are fixed over the life of the contract.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2014.

Recent Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are exposed to volatility in the prices of commodities used in some of our products and we may use fixed price cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months to manage this exposure.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

As discussed in Note 13 in the Notes to the Consolidated Financial Statements, the Company had a three-for-two stock split effective July 16, 2014. All share and per share information has been updated to reflect the effect of this stock split.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (2.8 million shares) of the Company's outstanding stock. We repurchased a total of approximately 1.6 million shares under this program for an aggregate price of $11.5 million, or an average price of $7.13 per share. We purchased the shares at current market prices. No purchases were made during the six months ended June 30, 2014 and 2013.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through June 30, 2014, we repurchased approximately 4.8 million shares for an aggregate price of $35.3 million, or an average price of $7.31 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through June 30, 2014, we repurchased approximately 1.8 million shares for an aggregate price of $14.0 million, or an average price of $7.76 per share. We purchased the shares at current market prices.

Repurchases during the second quarter of 2014 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2014	46,852	$18.26	46,852	—
May 2014	24,786	20.13	24,786	—
June 2014	35,257	21.65	35,257	—
Total	106,895	$19.81	106,895	—

Item 4.  Mine Safety Disclosures

Not applicable

Item 4A.  Submission of Matters to a Vote of Security Holders.

On May 20, 2014, AAON, Inc. (the "Company") held its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders (i) elected each of the nominees listed below to the Company's Board of Directors to serve until the 2017 Annual Meeting of Stockholders or until their respective successors are elected and qualified; (ii) approved an amendment to the Articles of Incorporation of the Company to increase its total authorized shares of common stock from 50 million to 100 million shares; (iii) approved an amendment to the Long-Term Incentive Plan (the "Plan") to increase the number of shares of common stock issuable under the Plan by 500 thousand shares; (iv) approved, on an advisory basis, the compensation of the Company's named executive officers; (v) approved, on an advisory basis, the frequency of future advisory votes on executive compensation once every three years. The final results for the votes regarding each proposal are set forth below.

(i) The voting results with respect to the election of each director were as follows:

Nominees:	Votes for	Votes Against	Abstentions	Broker Non-Votes
Jack E. Short	31,904,324	342,004	226,570	2,866,206
Jerry R. Levine	22,149,849	10,061,994	261,055	2,866,206

(ii) The voting results with respect to the approval of an amendment to the Articles of Incorporation of the Company to increase its total authorized shares of common stock from 50 million to 100 million shares were as follows:

Votes for	Votes Against	Abstentions	Broker Non-Votes
32,399,902	2,861,491	77,711	—

(iii) The voting results with respect to the approval of an amendment to the Long-Term Incentive Plan to increase the number of shares of common stock issuable under the Plan by 500 thousand shares were as follows:

Votes for	Votes Against	Abstentions	Broker Non-Votes
31,697,151	684,280	91,467	2,866,206

(iv) The voting results with respect to the approval, on an advisory basis, of the compensation of the Company's named executive officers were as follows:

Votes for	Votes Against	Abstentions	Broker Non-Votes
31,776,648	613,636	82,614	2,866,206

(v) The voting results with respect to the approval, on an advisory basis, the frequency of future advisory votes on executive compensation every three years were as follows:

Votes for One Year	Votes for Two Years	Votes for Three Years	Abstentions	Broker Non-Votes
12,011,685	2,183,096	16,574,197	1,703,920	2,866,206

Item 5.  Other Information.

On May 2, 2014, the Board of Directors declared a regular semi-annual cash dividend of $0.09 per share, to stockholders of record at the close of business on June 12, 2014, the record date. Those dividends were paid on July 1, 2014.

On June 5, 2014, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 16, 2014. Stockholders of record at the close of business on June 27, 2014 received one additional share for every two shares they held as of that date. All share and per share information has been updated to reflect the effects of this stock split.

Effective July 25, 2014, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2016.

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

AAON, INC.

Dated: August 7, 2014	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: August 7, 2014	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer