Form 10-Q
period 2014-09-30
AAON INC
filed 2014-11-06
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Yes                                             No     ✓

As of November 3, 2014, registrant had outstanding a total of 54,471,469 shares of its $.004 par value Common Stock.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2014	December 31, 2013
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$18,819	$12,085
Certificates of deposit	7,223	8,110
Investments held to maturity at amortized cost	16,079	16,040
Accounts receivable, net	54,785	39,063
Income tax receivable	—	1,073
Note receivable	30	29
Inventories, net	37,240	32,140
Prepaid expenses and other	790	304
Deferred tax assets	7,093	4,779
Total current assets	142,059	113,623
Property, plant and equipment:
Land	2,233	1,417
Buildings	64,098	61,821
Machinery and equipment	128,459	119,439
Furniture and fixtures	10,230	9,748
Total property, plant and equipment	205,020	192,425
Less: Accumulated depreciation	112,995	105,142
Property, plant and equipment, net	92,025	87,283
Certificates of deposit	6,720	2,638
Investments held to maturity at amortized cost	5,845	10,981
Note receivable	860	919
Total assets	$247,509	$215,444

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	13,602	7,779
Accrued liabilities	39,922	28,550
Total current liabilities	53,524	36,329
Deferred revenue	920	585
Deferred tax liabilities	12,377	14,424
Donations	1,645	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 54,460,266 and 55,067,031	218	221
issued and outstanding at September 30, 2014 and December 31, 2013, respectively*

Additional paid-in capital	—	—
Retained earnings*	178,825	163,885
Total stockholders' equity	179,043	164,106
Total liabilities and stockholders' equity	$247,509	$215,444
 * Reflects three-for-two stock split effective July 16, 2014
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Net sales	$102,917	$89,690	$271,594	$247,764
Cost of sales	69,567	63,074	188,522	178,160
Gross profit	33,350	26,616	83,072	69,604
Selling, general and administrative expenses	13,830	9,687	32,043	25,743
Gain on disposal of assets	—	—	(24)	(52)
Income from operations	19,520	16,929	51,053	43,913
Interest income, net	55	60	195	151
Other income (expense), net	(43)	15	(30)	252
Income before taxes	19,532	17,004	51,218	44,316
Income tax provision	7,092	6,482	17,593	14,535
Net income	$12,440	$10,522	$33,625	$29,781
Earnings per share:
Basic*	$0.23	$0.19	$0.61	$0.54
Diluted*	$0.22	$0.19	$0.61	$0.54
Cash dividends declared per common share*:	$—	$—	$0.09	$0.07
Weighted average shares outstanding:
Basic*	54,905,288	55,113,393	54,851,911	55,128,986
Diluted*	55,484,043	55,526,342	55,423,294	55,562,663
 *Reflects three-for-two stock split effective July 16, 2014
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares*	Amount*	Capital	Earnings*	Total
	(in thousands)
Balances at December 31, 2013	55,067	$221	$—	$163,885	$164,106
Net income	—	—	—	33,625	33,625
Stock options exercised and restricted	303	1	1,815	—	1,816
stock awards vested, including tax benefits
Share-based compensation	—	—	1,578	—	1,578
Stock repurchased and retired	(910)	(4)	(3,393)	(13,912)	(17,309)
Dividends**	—	—	—	(4,773)	(4,773)
Balances at September 30, 2014	54,460	$218	$—	$178,825	$179,043
*Reflects three-for-two stock split effective July 16, 2014
**Includes cash payment of fractional shares from the three-for-two stock split effective July 16, 2014

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2014	2013
Operating Activities	(in thousands)
Net income	$33,625	$29,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,660	9,349
Amortization of bond premiums	561	545
Provision for losses on accounts receivable, net of adjustments	(59)	121
Provision for excess and obsolete inventories, net	223	468
Share-based compensation	1,578	1,054
Excess tax benefits from stock options exercised and restricted stock awards vested	(908)	(502)
Gain on disposition of assets	(24)	(52)
Foreign currency transaction loss	36	35
Interest income on note receivable	(30)	(31)
Deferred income taxes	(4,361)	(1,794)
Write-off of note receivable	—	75
Changes in assets and liabilities:
Accounts receivable	(15,663)	(2,384)
Income tax receivable	1,981	1,753
Inventories	(5,323)	(1,237)
Prepaid expenses and other	(486)	121
Accounts payable	5,982	(227)
Deferred revenue	591	358
Accrued liabilities	12,761	1,410
Net cash provided by operating activities	39,144	38,843
Investing Activities
Capital expenditures	(13,567)	(6,407)
Proceeds from sale of property, plant and equipment	30	72
Investment in certificates of deposits	(9,940)	(8,869)
Maturities of certificates of deposits	6,745	1,440
Purchases of investments held to maturity	(6,880)	(22,275)
Maturities of investments	8,891	3,315
Proceeds from called investments	2,525	—
Principal payments from note receivable	52	52
Net cash used in investing activities	(12,144)	(32,672)
Financing Activities
Borrowings under revolving credit facility	—	8,325
Payments under revolving credit facility	—	(8,325)
Stock options exercised	908	986
Excess tax benefits from stock options exercised and restricted stock awards vested	908	502
Repurchase of stock	(17,309)	(4,817)
Cash dividends paid to stockholders	(4,773)	(3,712)
Net cash used in financing activities	(20,266)	(7,041)
Net increase (decrease) in cash and cash equivalents	6,734	(870)
Cash and cash equivalents, beginning of period	12,085	3,159
Cash and cash equivalents, end of period	$18,819	$2,289
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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer.  The amount of payments to our Representatives were $17.7 million and $20.3 million for the three months ended September 30, 2014 and 2013, respectively. The amount of payments to our Representatives were $42.3 million and $49.1 million for the nine months ended September 30, 2014 and 2013.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $13.9 million and $10.7 million in certificates of deposit at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the certificates of deposit bear interest ranging from 0.20% to 0.75% per annum and have various maturities ranging from less than one month to approximately 22 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $21.9 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 22 months.  The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets.  We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of
September 30, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
September 30, 2014:	(in thousands)
Current assets:
Investments held to maturity	$16,079	$13	$—	$16,092
Non current assets:
Investments held to maturity	5,845	—	(14)	5,831
Total	$21,924	$13	$(14)	$21,923
December 31, 2013:
Current assets:
Investments held to maturity	$16,040	$11	$—	$16,051
Non current assets:
Investments held to maturity	10,981	7	—	10,988
Total	$27,021	$18	$—	$27,039

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Accounts receivable	$54,919	$39,256
Less: Allowance for doubtful accounts	(134)	(193)
Total, net	$54,785	$39,063

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$185	$154	$193	$52
Provisions for losses on accounts receivables	(51)	19	(66)	121
Accounts receivable written off, net of recoveries	—	—	7	—
Balance, end of period	$134	$173	$134	$173

5.  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$33,694	$28,592
Work in process	2,249	2,286
Finished goods	2,099	1,841
	38,042	32,719
Less: Allowance for excess and obsolete inventories	(802)	(579)
Total, net	$37,240	$32,140

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$735	$537	$579	$363
Provisions for excess and obsolete inventories	67	267	223	468
Inventories written off	—	—	—	(27)
Balance, end of period	$802	$804	$802	$804

6.  Supplemental Cash Flow Information

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Supplemental disclosures:	(in thousands)
Interest paid	$—	$1	$—	$1
Income taxes paid	$7,864	$8,915	18,397	15,004

Non-cash investing and financing activities:
Non-cash capital expenditures	(149)	(265)	115	25

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

Changes in the warranty accrual are as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Warranty accrual:	(in thousands)
Balance, beginning of period	$7,775	$6,766	$7,352	$5,776
Payments made	(1,159)	(1,477)	(3,294)	(3,394)
Provisions	1,645	2,238	4,203	5,145
Balance, end of period	$8,261	$7,527	$8,261	$7,527

Warranty expense:	$1,645	$2,289	$4,203	$5,332

8.  Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Warranty	$8,261	$7,352
Due to representatives	13,202	9,480
Payroll	5,569	4,448
Profit sharing	2,195	1,389
Worker's compensation	617	665
Medical self-insurance	594	353
Customer prepayments	2,018	2,077
Donations	2,200	—
Income tax payable	1,575	—
Employee benefits and other	3,691	2,786
Total	$39,922	$28,550

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma").  Under the line of credit, there is one standby letter of credit totaling $0.8 million.  Borrowings available under the revolving credit facility at September 30, 2014 were $29.2 million.  Interest on borrowings is payable monthly at LIBOR plus 2.5%.  No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at September 30, 2014 and December 31, 2013.  Our weighted average interest rate was 2.65% at September 30, 2014 and 2.70% at December 31, 2013.

As of September 30, 2014, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2014, our tangible net worth was $179.0 million and met the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.38 to 1, and met the requirement of not being above 2 to 1.  Our working capital was $88.5 million and met the requirement of being at or above $40.0 million.

Effective July 25, 2014, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2016.

10.  Income Taxes

Income tax expense for each of the three months ended September 30, 2014 and 2013 was $7.1 million, or 36.3% of pre-tax income, and $6.5 million, or 38.1% of pre-tax income, respectively. Income tax expense for each of the nine months ended September 30, 2014 and 2013 was $17.6 million, or 34.3% of pre-tax income, and $14.5 million, or 32.8%, of pre-tax income, respectively. The Company’s estimated annual 2014 effective tax rate at September 30, 2014 is approximately 34.0%.  This differs from the U.S. federal statutory rate of 35% due principally to items such as state and local income taxes, the federal domestic activities deduction and state income tax credits.  The Company's income tax expense for the three months ended September 30, 2014 and 2013 had return to provision adjustments that caused the effective tax rate to be higher than expected. The Company's income tax expense for the nine months ended September 30, 2014 was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns. The income tax provision for the nine months ended September 30, 2013 reflected discrete benefits related to the Research and Development (“R&D”) Credit and the Indian Employment Credit.  These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.  The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013, causing our effective tax rate to be reduced.  This change in estimate was the result of additional and better information.

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2011 to present, and to non-U.S. income tax examinations for the tax years of 2008 through 2011. In addition, we are subject to state and local income tax examinations for the tax years 2010 to present.  In June 2014, the Internal Revenue Service ("IRS") notified the Company of its plans to examine the income tax returns for 2012. In October 2014, the IRS notified the Company of its plans to examine the income tax returns for 2013 and the State of Illinois notified the Company of its plans to examine the state state income tax returns for 2011 and 2012. We do not expect any significant assessment with respect to any current examinations. The Company continues to evaluate its need to file returns in various state jurisdictions.  Any interest or penalties would be recognized as a component of income tax expense.

11. Share-Based Compensation

As discussed in Note 13, the Company had a three-for-two stock split effective July 16, 2014. All share and per share information has been updated to reflect the effect of this stock split.

We have historically maintained a stock option plan for key employees, directors and consultants (“the 1992 Plan”). The 1992 Plan provided for 14.9 million shares to be issued under the plan in the form of stock options.  Under the terms of the 1992 Plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant.  Options granted to directors prior to May 25, 2004 vest one year from the date of grant and are exercisable for nine years thereafter.  Options granted to directors on or after May 25, 2004 vest one-third each year, commencing one year after the date of grant.  All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

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

The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2014 is $1.8 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2014 and 2013 using a Black Scholes Model:

	Nine months ended
	September 30, 2014	September 30, 2013
Director and Officers:
Expected dividend yield	N/A	1.19%
Expected volatility	N/A	47.08%
Risk-free interest rate	N/A	1.55%
Expected life (in years)	N/A	7

Employees:
Expected dividend yield	2.45%	1.14%
Expected volatility	45.56%	45.92%
Risk-free interest rate	2.40%	1.40%
Expected life (in years)	8	8

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

The following is a summary of stock options vested and exercisable as of September 30, 2014:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$3.21-$6.89	459,684	3.48	$5.10	$5,492
$7.13-$8.17	82,450	6.81	7.26	804
$8.65-$21.14	192,627	6.36	8.76	1,590
Total	734,761	4.61	$6.30	$7,886

The following is a summary of stock options vested and exercisable as of September 30, 2013:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$3.21-$4.31	111,150	2.27	$3.67	$1,561
$4.53-$5.77	314,775	4.58	4.79	4,067
$6.09-$8.70	288,275	7.66	7.55	2,929
Total	714,200	5.46	$5.73	$8,557

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,398,090	$7.23
Granted	34,125	19.30
Exercised	(137,006)	6.62
Forfeited or Expired	(40,402)	11.15
Outstanding at September 30, 2014	1,254,807	$7.50
Exercisable at September 30, 2014	734,761	$6.30

The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $1.8 million and $1.5 million, respectively.  The cash received from options exercised during the nine months ended September 30, 2014 and 2013 was $0.9 million and $1.0 million, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period.  At September 30, 2014, unrecognized compensation cost related to unvested restricted stock awards was approximately $4.4 million, which is expected to be recognized over a weighted average period of 2.4 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	236,009	$12.77
Granted	182,509	18.51
Vested	(55,848)	10.03
Forfeited	(13,805)	16.88
Unvested at September 30, 2014	348,865	$16.05

A summary of share-based compensation is as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Grant date fair value of awards during the period:	(in thousands)
Options	$119	$110	$307	$382
Restricted stock	343	51	3,378	700
Total	$462	$161	$3,685	$1,082

Share-based compensation expense:
Options	$181	$186	$701	$647
Restricted stock	413	173	877	407
Total	$594	$359	$1,578	$1,054

Income tax benefit related to share-based compensation:
Options	$188	$84	$672	$376
Restricted stock	40	33	236	126
Total	$228	$117	$908	$502

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

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except share and per share data)
Numerator:
Net income	$12,440	$10,522	$33,625	$29,781
Denominator:
Basic weighted average shares*	54,905,288	55,113,393	54,851,911	55,128,986
Effect of dilutive stock options and restricted stock*	578,755	412,949	571,383	433,677
Diluted weighted average shares*	55,484,043	55,526,342	55,423,294	55,562,663
Earnings per share:
Basic*	$0.23	$0.19	$0.61	$0.54
Diluted*	$0.22	$0.19	$0.61	$0.54
Anti-dilutive shares:
Shares*	29,132	37,350	22,676	266,270
 *Reflects three-for-two stock split effective July 16, 2014

13. Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 2.8 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 2.1 million shares for an aggregate price of $21.3 million, or an average price of $9.95 per share. We purchased the shares at current market prices. We repurchased 0.5 million shares for the nine months ended September 30, 2014. No repurchases were made under the program for the nine months ended September 30, 2013.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through September 30, 2014, we repurchased approximately 4.9 million shares for an aggregate price of $37.6 million, or an average price of $7.60 per share. We purchased the shares at current market prices.  For each of the nine months ended September 30, 2014 and 2013, we repurchased approximately 0.3 million shares.

Periodically, the Company repurchases shares of AAON stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through September 30, 2014, we repurchased approximately 1.8 million shares for an aggregate price of $14.0 million, or an average price of $7.76 per share. We purchased the shares at current market prices.  For each of the nine months ended September 30, 2014 and 2013 we repurchased approximately 0.04 million shares under this program.

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

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

At a meeting of the Board of Directors on November 4, 2014, the Board declared a regular semi-annual cash dividend of $0.09 per share. The dividends are payable to shareholders of record at the close of business on December 2, 2014, the record date, and will be paid on December 23, 2014.

14. Commitments and Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business.  We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations, or cash flows and we accrue and/or disclose loss contingencies as appropriate. We have concluded that the likelihood is remote that the ultimate resolution of any pending litigation or claims will be material or have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

We are party to short-term, cancelable and non-cancelable, fixed price contracts with major suppliers for the purchase of raw material and component parts.  We expect to receive delivery of raw materials for use in our manufacturing operations.  These contracts are not accounted for as derivatives instruments because they meet the normal purchases and sales exemption. At September 30, 2014, we had one material contractual purchase obligation for approximately $0.3 million that expires in December 2014.

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

Overview

We engineer, manufacture and market air-conditioning and heating equipment consisting of rooftop units, chillers, outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, commercial self-contained units and coils.  These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries.  We market our products to all 50 states in the United States and certain provinces in Canada.  Foreign sales were approximately $16.4 million of our total net sales for the nine months just ended and $16.7 million of our sales during the same period of 2013.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2013 through the third quarter of 2014 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy.  For the nine months ended September 30, 2014, the price for aluminum remained unchanged, while the prices for copper and stainless steel decreased by approximately 4.4% and 1.3%, respectively, while the price for galvanized steel increased 2.2% from the nine months ended September 30, 2013.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	We had $13.6 million of capital expenditures during the nine months ended September 30, 2014, an increase of $7.2 million as compared to the same period in 2013.

•	We made $4.0 million in charitable donations in 2014, with $2.9 million of that occurring during the three months ended September 30, 2014.

•	We reinstated open market repurchases during the three months ended September 30, 2014, with 530 thousand shares repurchased on the open market for $9.8 million.

•	The Company no longer benefits from certain federal tax credits that expired December 31, 2013 and have not been extended for 2014.

Results of Operations

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Units Sold

	Three Months Ended September 30,
	2014	2013

Rooftop Units	4,058	3,959
Split Systems	736	547
Outdoor Mechanical Rooms	28	18
Total Units	4,822	4,524
Net Sales

	Three Months Ended September 30,
	2014	2013	Change	% Change
	(in thousands, except unit data)
Net sales	$102,917	$89,690	$13,227	14.7%
Total units	4,822	4,524	298	6.6%

The increase in net sales was the result of the increase in the number of units sold as well as a 7% increase in the average price per unit from primarily from changes in product mix as compared to 2013.

Cost of Sales

	Three Months Ended September 30,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Cost of sales	$69,567	$63,074	67.6%	70.3%
Gross Profit	33,350	26,616	32.4%	29.7%

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

Twelve-month average raw material cost per pound as of September 30:

	2014	2013	% Change

Copper	$4.14	$4.33	(4.4)%
Galvanized Steel	$0.47	$0.46	2.2%
Stainless Steel	$1.47	$1.49	(1.3)%
Aluminum	$1.55	$1.55	—%

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Warranty	$1,646	$2,289	1.6%	2.6%
Profit Sharing	2,195	1,939	2.1%	2.2%
Salaries & Benefits	3,764	2,452	3.7%	2.7%
Stock Compensation	417	254	0.4%	0.3%
Advertising	241	201	0.2%	0.2%
Depreciation	216	222	0.2%	0.2%
Insurance	274	249	0.3%	0.3%
Professional Fees	524	725	0.5%	0.8%
Donations	2,935	18	2.9%	—%
Other	1,618	1,338	1.6%	1.5%
Total SG&A	13,830	9,687	13.4%	10.8%

The increase in SG&A is primarily due to a $3.0 million pledge to A Gathering Place for Tulsa (a park located in Tulsa, Oklahoma). Salaries and benefits also increased due to increases in headcount and compensation. These increases were offset by a decrease in warranty costs as a result of improvements in quality control.

Income Taxes

	Three Months Ended September 30,		Effective Tax Rate
	2014	2013	2014	2013
	(in thousands)
Income tax provision	$7,092	$6,482	36.3%	38.1%

The Company’s estimated annual 2014 effective tax rate at September 30, 2014 is approximately 34.0%. For the three months ended September 30, 2014 and 2013, the Company had return to provision adjustments that caused the rate for the quarters to be higher than expected.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Units Sold

	Nine Months Ended September 30,
	2014	2013

Rooftop Units	11,069	10,846
Split Systems	2,077	2,036
Outdoor Mechanical Rooms	98	59
Total Units	13,244	12,941

Net Sales

	Nine Months Ended September 30,
	2014	2013	Change	% Change
	(in thousands, except unit data)
Net sales	$271,594	$247,764	$23,830	9.6%
Total units	13,244	12,941	303	2.3%

The increase in net sales was the result of the increase in the number of units sold as well as a 3-4% price increase and 2-3% increase in the average price per unit from changes in product mix as compared to 2013.

Cost of Sales

	Nine Months Ended September 30,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Cost of sales	$188,522	$178,160	69.4%	71.9%
Gross Profit	83,072	69,604	30.6%	28.1%

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

Twelve-month average raw material cost per pound as of September 30:

	2014	2013	% Change

Copper	$4.14	$4.33	(4.4)%
Galvanized Steel	$0.47	$0.46	2.2%
Stainless Steel	$1.47	$1.49	(1.3)%
Aluminum	$1.55	$1.55	—%

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Warranty	$4,204	$5,332	1.5%	2.2%
Profit Sharing	5,763	4,974	2.1%	2.0%
Salaries & Benefits	9,000	6,910	3.3%	2.8%
Stock Compensation	1,105	699	0.4%	0.3%
Advertising	871	957	0.3%	0.4%
Depreciation	655	623	0.2%	0.3%
Insurance	885	749	0.3%	0.3%
Professional Fees	1,498	1,654	0.6%	0.7%
Donations	4,040	168	1.5%	0.1%
Other	4,022	3,677	1.5%	1.5%
Total SG&A	$32,043	$25,743	11.8%	10.4%

The increase in SG&A is primarily due to an additional $3.8 million in charitable donations. Additionally, SG&A included increases in headcount and compensation. These increases were partially offset by a decrease in warranty costs as compared to the same period in 2013 as a result of improvements in quality control.

Income Taxes

	Nine Months Ended September 30,		Effective Tax Rate
	2014	2013	2014	2013
	(in thousands)
Income tax provision	$17,593	$14,535	34.3%	32.8%

The Company’s estimated annual 2014 effective tax rate at September 30, 2014 is approximately 34.0%. The Company's income tax expense for the nine months ended September 30, 2014 was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns, offset by increases from return to provision adjustments. The income tax provision for the nine months ended September 30, 2013 reflected discrete benefits related to the Research and Development ("R&D") Credit and the Indian Employment Credit. These federal credits were retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief Act of 2012.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and short-term investments increased $5.9 million from December 31, 2013 to September 30, 2014 and totaled $42.1 million at September 30, 2014; while long-term investments decreased $1.0 million, from $13.6 million to $12.6 million, respectively.

Under the line of credit, there was one standby letter of credit of $0.8 million as of September 30, 2014.  At September 30, 2014, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at September 30, 2014 and December 31, 2013.  Interest on borrowings is payable monthly at LIBOR plus 2.5%. Our weighted average interest rate was 2.65% at September 30, 2014 and 2.70% at December 31, 2013.

At September 30, 2014, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility.  These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital.  At September 30, 2014, our tangible net worth was $179.0 million, which meets the requirement of being at or above $95.0 million.  Our total liabilities to tangible net worth ratio was 0.38 to 1.0 which meets the requirement of not being above 2 to 1.  Our working capital was $88.5 million, which meets the requirement of being at or above $40.0 million.

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

At a meeting of the Board of Directors on November 4, 2014, the Board declared a regular semi-annual cash dividend of $0.09 per share. The dividends are payable to shareholders of record at the close of business on December 2, 2014, the record date, and will be paid on December 23, 2014.

We repurchased shares of stock from the open market, our employees’ 401(k) savings investment plan, option exercises of our directors and officers, and vested restricted stock from employees, directors and officers in the amount of $17.3 million for 0.9 million shares and $4.8 million for 0.4 million shares during the nine months ended September 30, 2014 and 2013, respectively. We repurchased the shares at current market prices. Prior year share amounts have been adjusted for the three-for-two stock split effective July 16, 2014.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2014 and 2013. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating Activities
Net Income	$33,625	$29,781
Income statement adjustments, net	5,676	9,268
Changes in assets and liabilities:
Accounts receivable	(15,663)	(2,384)
Income tax receivable	1,981	1,753
Inventories	(5,323)	(1,237)
Prepaid expenses and other	(486)	121
Accounts payable	5,982	(227)
Deferred revenue	591	358
Accrued liabilities	12,761	1,410
Net cash provided by operating activities	39,144	38,843
Investing Activities
Capital expenditures	(13,567)	(6,407)
Purchases of investments	(16,820)	(31,144)
Maturities of investments and proceeds from called investments	18,161	4,755
Other	82	124
Net cash used in investing activities	(12,144)	(32,672)
Financing Activities
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	1,816	1,488
Repurchase of stock	(17,309)	(4,817)
Cash dividends paid to stockholders	(4,773)	(3,712)
Net cash used in financing activities	$(20,266)	$(7,041)

Cash Flows Provided by Operating Activities

Changes in cash flows provided by operating activities were primarily a result of decreases in collections of accounts receivable driven by the timing of large sales near quarter end and increased inventory due to increased backlog as compared to the prior year. These decreases were offset by increases in accounts payable for increased inventory and in accrued liabilities related to increased amounts due to representatives due to increased sales and charitable donations.

Cash Flows Used in Investing Activities

Capital expenditures increased in 2014 as compared to the same period in 2013 and were primarily related to investments in additional land and manufacturing and production equipment to support our growth and improve efficiencies. The Company has purchased two additional Salvagninis for each of its Longview and Tulsa facilities to increase sheet metal production and capacity.

The capital expenditure program for 2014 is estimated to be approximately $15.0 to $16.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Investment maturities of previously purchased investments increased as compared to 2013 while purchases of investments decreased as compared to 2013. This was the result of increased buyback activity including open market repurchases, resulting in less investment purchases. We may make additional investment purchases during the remainder of 2014. Investment purchase activity is primarily attributable to investment of excess cash flows from operations.

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

Contractual Obligations

We had one material contractual agreement as of September 30, 2014, as follows:

		Payments Due by Period
		(in thousands)
		Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase obligations	(1)	$340	$340	$—	$—	$—
(1) The purchase obligation consists of delivery of aluminum ingot from one supplier. The quantity and price are fixed over the life of the contract.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2014.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

We are subject to various claims and legal actions that arise in the ordinary course of business.  We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations, or cash flows and we accrue and/or disclose loss contingencies as appropriate. We have concluded that the likelihood is remote that the ultimate resolution of any pending litigation or claims will be material or have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

Item 1A. Risk Factors.

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

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (2.8 million shares) of the Company's outstanding stock. We repurchased a total of approximately 2.1 million shares under this program for an aggregate price of $21.3 million, or an average price of $9.95 per share. We purchased the shares at current market prices. We repurchased 0.5 million shares for the nine months ended September 30, 2014. No purchases were made during the nine months ended September 30, 2013.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through September 30, 2014, we repurchased approximately 4.9 million shares for an aggregate price of $37.6 million, or an average price of $7.60 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through September 30, 2014, we repurchased approximately 1.8 million shares for an aggregate price of $14.0 million, or an average price of $7.76 per share. We purchased the shares at current market prices.

Repurchases during the third quarter of 2014 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2014	42,802	$21.29	42,802	—
August 2014	65,345	18.80	65,345	—
September 2014	542,701	18.52	542,701	—
Total	650,848	$18.73	650,848	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 4A.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

At a meeting of the Board of Directors on November 4, 2014, the Board declared a regular semi-annual cash dividend of $0.09 per share. The dividends are payable to shareholders of record at the close of business on December 2, 2014, the record date, and will be paid on December 23, 2014.

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

AAON, INC.

Dated: November 6, 2014	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: November 6, 2014	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer