Form 10-K
period 2014-12-31
AAON INC
filed 2015-02-27
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)
 [ ]  Yes        [X]  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2014 was $945.0 million.

As of February 23, 2015, registrant had outstanding a total of 54,056,542 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 19, 2015, are incorporated into Part III.

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

We are engaged in the manufacture and sale of air conditioning and heating equipment consisting of rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, self-contained units and coils.

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market. Foreign sales accounted for approximately $19.9 million, $17.5 million and $16.2 million of our sales in 2014, 2013 and 2012, respectively.

Our rooftop and condensing unit markets primarily consist of units installed on commercial or industrial structures of generally less than ten stories in height. Our air handling units, self-contained units, chillers, packaged outdoor mechanical rooms and coils are applicable to all sizes of commercial and industrial buildings.

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

Based on our 2014 level of sales of $356.3 million, we estimate that we have approximately a 13% share of the greater than five ton rooftop market and a 1-2% share of the less than five ton market. Approximately 55% of our sales were generated from the renovation and replacement markets and 45% from new construction. The percentage of sales for new construction vs. replacement to particular customers is related to the customer’s stage of development.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished products consist of a single unit system containing heating and cooling in a self-contained cabinet, referred to in the industry as "unitary products”. Our other finished products are chillers, packaged outdoor mechanical rooms, coils, air handling units, condensing units, makeup air units, energy recovery units and self-contained units.

We offer three groups of rooftop units: the RQ Series, consisting of five cooling sizes ranging from two to six tons; the RN Series, offered in 27 cooling sizes ranging from six to 140 tons; and the RL Series, which is offered in 21 cooling sizes ranging from 45 to 240 tons.

We also offer the SA, SB and M2 Series as indoor packaged, water-cooled or geothermal/water-source heat pump self-contained units with cooling capacities of three to 70 tons.

We manufacture a LC Series chiller, air-cooled, a LN Series chiller, air-cooled, and a LL Series chiller and packaged outdoor mechanical room, which are available in both air-cooled condensing and evaporative-cooled configurations, covering a range of five to 540 tons. BL Series boiler outdoor mechanical rooms are also available with 500-6,000 MBH heating capacity. FZ Series fluid cooler outdoor mechanical rooms are also available with a range of 50 to 450 tons.

We offer four groups of condensing units: the CB Series, two to five tons; the CC Series, two to 63 tons; the CN Series, 55 to 140 tons; and the CL Series, 45 to 230 tons.

Our air handling units consist of the indoor F1, H3 and V3 Series and the modular M2 and M3 Series, as well as air handling unit configurations of the RQ, RN, RL and SA Series units.

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

A typical commercial building installation requires a ton of air conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air conditioning, which can involve multiple units.

Major Customers

No customer accounted for 10% or more of our sales during 2014, 2013 or 2012.

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

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

Representatives

We employ a sales staff of 33 individuals and utilize approximately 82 independent manufacturer representatives' organizations (“Representatives”) having 110 offices to market our products in the United States and Canada. We also have one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, and Longview, Texas, plants to the job site.

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

All of our Research and Development ("R&D") activities are self-sponsored, rather than customer-sponsored. R&D activities have involved the RQ, RN and RL (rooftop units), F1, H3, V3, M2 and M3 (air handling units), LC, LN and LL (chillers), CB, CC and CN (condensing units), SA and SB (self-contained units), FZ (fluid coolers) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development. We incurred research and development expenses of approximately $6.3 million, $5.2 million and $3.6 million in 2014, 2013 and 2012, respectively.

Backlog

Our backlog as of February 1, 2015 was approximately $49.5 million compared to approximately $48.8 million as of March 1, 2014. The current backlog consists of orders considered by management to be firm and generally are filled on average within approximately 60 to 90 days after an order is deemed to become firm; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation. Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $30 million and had a zero balance at December 31, 2014. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

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

Employees

As of February 22, 2015, we employed 1,604 permanent employees. Our employees are not represented by unions. Management considers its relations with our employees to be good.

Patents, Trademarks, Licenses and Concessions

We do not consider any patents, trademarks, licenses or concessions to be material to our business operations, other than patents issued regarding our energy recovery wheel option, blower, gas-fired heat exchanger and evaporative-cooled condenser de-superheater which have terms of 20 years with expiration dates ranging from 2016 to 2022.

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

Problems in the availability, or increases in the prices, of raw materials or components could depress our sales or increase the costs of our products. We are dependent upon components purchased from third parties, as well as raw materials such as steel, copper and aluminum. Occasionally, we enter into cancellable and noncancellable contracts on terms from six to 18 months for raw materials and components at fixed prices. However, if a key supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit.

We risk having losses resulting from the use of non-cancellable fixed price contracts.

Historically, we have attempted to limit the impact of price fluctuations on commodities by entering into non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations. These fixed price contracts are not accounted for using hedge accounting since they meet the normal purchases and sales exemption.

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

We always face the possibility of new governmental regulations which could have a substantial or even extreme negative effect on our operations and profitability. Negotiations during the summer of 2013 mitigated some of the negative effects of the Department of Energy Final Rule, Regulatory Identification No. 1904-AC23, published on March 7, 2011. However, some additional testing and listing requirements are still in place and will be phased in.

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

Operations may be affected by natural disasters, especially since most of our operations are performed at a single location.

Natural disasters such as tornadoes and ice storms, as well as accidents, acts of terror, infection and other factors beyond our control could adversely affect our operations. Especially, as our facilities are in areas where tornadoes are likely to occur, and the majority of our operations are at our Tulsa facilities, the effects of natural disasters and other events could damage our facilities and equipment and force a temporary halt to manufacturing and other operations, and such events could consequently cause severe damage to our business. We maintain insurance against these sorts of events; however, this is not guaranteed to cover all the losses and damages incurred.

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

We self-insure for employee health insurance and workers’ compensation insurance coverage up to a predetermined level, beyond which we maintain stop-loss insurance from a third-party insurer for claims over $200,000 and $770,000 for employee health insurance claims and workers' compensation insurance claims, respectively. Our aggregate exposure varies from year to year based upon the number of participants in our insurance plans. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Our accruals for insurance reserves reflect these estimates and other management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we self-insure increases, it could cause a material and adverse change to our reserves for self-insurance liabilities, as well as to our earnings.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2014, we own all of our facilities, consisting of approximately 1.55 million square feet of space for office, manufacturing, warehouse, assembly operations and parts sales in Tulsa, Oklahoma, and Longview, Texas. We believe that our facilities are well maintained and are in good condition and suitable for the conduct of our business.

Our plant and office facilities in Tulsa, Oklahoma, consist of a 342,000 sq. ft. building (327,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue, and a 940,000 sq. ft. manufacturing/warehouse building and a 70,000 sq. ft. office building located on an approximately 78-acre tract of land across the street from the original facility (2440 South Yukon Avenue) (the "Tulsa facilities").

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

Our operations in Longview, Texas, are conducted in a plant/office building at 203-207 Gum Springs Road, containing 263,000 sq. ft. on 33.0 acres. The manufacturing area (approximately 256,000 sq. ft.) is located in three 120-foot wide sheet metal buildings connected by an adjoining structure. The remaining 7,000 square feet are utilized as office space. The facility is built for light industrial manufacturing.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "AAON". The table below summarizes the intraday high and low reported sale prices for our common stock for the past two fiscal years. As of the close of business on February 23, 2015, there were 1,147 holders of record of our common stock.

Quarter Ended	High	Low

March 31, 2013	$18.84*	$18.19*
June 30, 2013	$22.52*	$21.33*
September 30, 2013	$17.99*	$17.47*
December 31, 2013	$21.72*	$21.23*

March 31, 2014	$18.87*	$18.30*
June 30, 2014	$22.43*	$21.82*
September 30, 2014	$17.58	$17.00
December 31, 2014	$22.75	$22.35
 *Reflects three-for-two stock split effective July 16, 2014

At the discretion of the Board of Directors we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment. Future cash dividends will be dependent on cash flows and results of operations.

We declared dividends to shareholders of record at the close of business on June 11, 2012, which were paid on July 2, 2012. At a meeting of the Board of Directors on November 7, 2012, the Board declared a regular semi-annual cash dividend of $0.05 per share, and, in view of our strong financial position, the Board also declared a one-time special cash dividend of $0.05 per share. Both dividends were paid to shareholders of record at the close of business on December 3, 2012 and paid on December 24, 2012.

On May 21, 2013, we declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 2, 2013. Stockholders of record at the close of business on June 13, 2013 received one additional share for every two shares they held as of that date. All share and per share information has been updated to reflect the effects of this stock split. In addition, on May 21, 2013, we approved a semi-annual cash dividend of

$0.06 per share, post split, to the holders of our outstanding Common Stock as of the close of business on June 13, 2013, the record date. Those dividends were paid on July 2, 2013.

We declared a regular semi-annual cash dividend of $0.07 per share on November 6, 2013. The dividends were payable to shareholders of record at the close of business on December 2, 2013, the record date, and were paid on December 23, 2013.

On May 2, 2014, we declared a regular semi-annual cash dividend of $0.09 per share, to stockholders of record at the close of business on June 12, 2014, the record date. Those dividends were paid on July 1, 2014.

On June 5, 2014, we declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 16, 2014. Stockholders of record at the close of business on June 27, 2014 received one additional share for every two shares they held as of that date. All share and per share information has been updated to reflect the effects of this stock split.

At a meeting of the Board of Directors on November 4, 2014, the Board declared a regular semi-annual cash dividend of $0.09 per share. The dividends were payable to shareholders of record at the close of business on December 2, 2014, the record date, and were paid on December 23, 2014.

The following is a summary of our share-based compensation plans as of December 31, 2014:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 1992 stock option plan	118,351	$4.31	—
The Long-Term Incentive Plan	550,343	$6.80	876,978

Repurchases during the fourth quarter of 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2014	37,490	$17.84	37,490	—
November 2014	379,631	20.79	379,631	—
December 2014	160,550	21.23	160,550	—
Total	577,671	$20.72	577,671	—

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return, the NASDAQ Composite and a peer group of U.S. industrial manufacturing companies in the air conditioning, ventilation, and heating exchange equipment markets from December 31, 2009 through December 31, 2014. The graph assumes that $100 was invested at the close of trading December 31, 2009, with reinvestment of dividends. Our peer group includes Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc., and United Technologies Corporation. This table is not intended to forecast future performance of our Common Stock.

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

	Years Ended December 31,
Results of Operations:	2014	2013	2012		2011	2010
	(in thousands, except per share data)
Net sales	$356,322	$321,140	$303,114		$266,220	$244,552
Net income	$44,158	$37,547	$27,449		$13,986	$21,894
Earnings per share:
Basic*	$0.81	$0.68	$0.50		$0.25	$0.39
Diluted*	$0.80	$0.68	$0.49		$0.25	$0.38
Cash dividends declared per common share*:	$0.18	$0.13	$0.16	(1)	$0.11	$0.11
 *Reflects three-for-two stock split effective July 16, 2014
(1) Includes special dividend of $0.05 per common share paid on December 24, 2012.

	December 31,
Financial Position at End of Fiscal Year:	2014	2013	2012	2011	2010
	(in thousands)
Working capital	$88,370	$77,294	$51,921	$45,700	$55,502
Total assets	233,117	215,444	193,493	178,981	160,277
Long-term and current debt	—	—	—	4,575	—
Total stockholders’ equity	174,059	164,106	138,136	122,504	116,739

Use of Non-GAAP Financial Measures
To supplement the Company’s consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), additional non-GAAP financial measures are provided and reconciled in the following tables. The Company believes that these non-GAAP financial measures, when considered together with the GAAP financial measures, provide information that is useful to investors in understanding period-over-period operating results. The Company believes that these non-GAAP financial measures enhance the ability of investors to analyze the Company’s business trends and operating performance.

EBITDAX
EBITDAX (as defined below) is presented herein and reconciled from the GAAP measure of net income because of its wide acceptance by the investment community as a financial indicator of a company's ability to internally fund operations.
The Company defines EBITDAX as net income, plus (1) depreciation, (2) amortization of bond premiums, (3) share-based compensation, (4) interest (income) expense and (5) income tax expense. EBITDAX is not a measure of net income or cash flows as determined by GAAP.
The Company’s EBITDAX measure provides additional information which may be used to better understand the Company’s operations. EBITDAX is one of several metrics that the Company uses as a supplemental financial measurement in the evaluation of its business and should not be considered as an alternative to, or more meaningful than, net income, as an indicator of operating performance. Certain items excluded from EBITDAX are significant components in understanding and assessing a company's financial performance. EBITDAX, as used by the Company, may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDAX is a widely followed measure of operating performance and is one of many metrics used by the Company’s management team, and by other users of the Company’s consolidated financial statements.
The following table provides a reconciliation of net income (GAAP) to EBITDAX (non-GAAP) for the periods indicated:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net Income, a GAAP measure	$44,158	$37,547	$27,449	$13,986	$21,894
Depreciation	11,553	12,312	13,407	11,397	9,886
Amortization of bond premiums	688	790	155	156	379
Share-based compensation	2,178	1,763	1,294	680	791
Interest (income) expense	(276)	(221)	(42)	179	(213)
Income tax expense	24,088	18,747	16,868	7,527	10,799
EBITDAX, a non-GAAP measure	$82,389	$70,938	$59,131	$33,925	$43,536

Adjusted Net Income and Adjusted Earnings per Share
The Company defines Adjusted Net Income and the related per share amount as (1) net income, plus (2) non-recurring donations, less (3) the impact on profit sharing expense from the non-recurring donations and (4) the impact on income tax expense from the non-recurring donations. These measures provide additional information which may be used to better understand the Company’s operations.
The following tables provide a reconciliation of net income and earnings per share-diluted (GAAP) to adjusted net income and adjusted earnings per share-diluted (non-GAAP) for the periods indicated:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands except per share data)
Net Income, a GAAP measure	$44,158	$37,547	$27,449	$13,986	$21,894
Non-recurring donations	3,862	—	—	—	—
Profit-sharing	(386)	—	—	—	—
Income tax expense	(1,227)	—	—	—	—
Adjusted Net Income, a non-GAAP measure	$46,407	$37,547	$27,449	$13,986	$21,894

Earnings per share-diluted, a GAAP measure	$0.80	$0.68	$0.49	$0.25	$0.38
Non-recurring donations	0.07	—	—	—	—
Profit-sharing	(0.01)	—	—	—	—
Income tax expense	(0.02)	—	—	—	—
Adjusted earnings per share-diluted, a non-GAAP measure	$0.84	$0.68	$0.49	$0.25	$0.38

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, self-contained units and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2014 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the year ended December 31, 2014, the price for copper decreased approximately 5.1% from a year ago, while the prices for galvanized steel, stainless steel, and aluminum increased 2.2%, 3.4% and 8.6%, respectively, from a year ago. For the year ended December 31, 2013, prices for copper, galvanized steel, stainless steel, and aluminum decreased approximately 3.4%, 4.2%, 14.1% and 6.8%, respectively, from 2012.

In 2011, we began using an all aluminum microchannel condenser coil on our small rooftop unit product line, and in 2013, we began using this condenser coil in our new large rooftop product line as well. The condenser coil is the outdoor coil of a conventional air conditioning system. We expect to be using this type of condenser coil throughout the complete rooftop unit product line. This will reduce our copper tube usage in this component of the product, however, copper will remain a high volume raw material because of its use throughout the equipment.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

The following are highlights of our results of operations, cash flows, and financial condition:

•	We made $4.2 million in charitable donations in 2014, with $2.9 million of that occurring in the three months ended September 30, 2014.

•	We paid $16.1 million in capital expenditures in 2014, a increase of $7.1 million from the $9.0 million in 2013 to increase our production capacity and efficiency.

•	We paid cash dividends of $9.7 million in 2014 compared to $7.4 million in 2013.

•	We reinstated open market repurchases, repurchasing approximately 1.0 million shares for $20.0 million from the open market in the last six months of 2014.

Results of Operations

Units sold for years ended December 31:

	2014	2013	2012

Rooftop Units	14,587	13,969	13,091
Split Systems	2,622	2,604	2,651
Outdoor Mechanical Rooms	114	93	67
Total Units	17,323	16,666	15,809

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

Net Sales

	Years Ending December 31,
	2014	2013	$ Change	% Change
	(in thousands, except unit data)
Net sales	$356,322	$321,140	$35,182	11.0%
Total units	17,323	16,666	657	3.9%

The increase in net sales was the result of the favorable reception to our new products and favorable market share. Because of our wide product mix and flexibility of features within each product, overall net sales increased approximately 11.0%. We estimate that approximately 5.5% of the net sales increase was a related to increases in the average sales price due to changes in product mix and price increases and the other 3.9% was related to increased unit sales.

Cost of Sales

	Years Ending December 31,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Cost of sales	$248,059	$231,348	69.6%	72.0%
Gross Profit	108,263	89,792	30.4%	28.0%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The improvement in gross profit is primarily due to efficiencies gained from our investment in equipment.

Twelve month average raw material cost per pound as of December 31:

	Years Ending December 31,
	2014	2013	% Change

Copper	$4.07	$4.29	(5.1)%
Galvanized Steel	$0.47	$0.46	2.2%
Stainless Steel	$1.51	$1.46	3.4%
Aluminum	$1.64	$1.51	8.6%

Selling, General and Administrative Expenses

	Years Ending December 31,		Percent of Sales
	2014	2013	2014	2013
	(in thousands)
Warranty	$4,874	$6,024	1.4%	1.9%
Profit Sharing	7,781	6,397	2.2%	2.0%
Salaries & Benefits	11,638	10,287	3.3%	3.2%
Stock Compensation	1,520	1,086	0.4%	0.3%
Advertising	1,015	946	0.3%	0.3%
Depreciation	878	861	0.2%	0.3%
Insurance	1,160	1,072	0.3%	0.3%
Professional Fees	1,986	2,108	0.6%	0.7%
Donations	4,202	231	1.2%	0.1%
Other	5,508	4,977	1.5%	1.5%
Total SG&A	$40,562	$33,989	11.4%	10.6%

The increase in SG&A is primarily due to an additional $4.0 million in charitable donations, higher profit sharing expense as a result of higher operating income before income taxes and increased compensation costs in 2014. These increases were offset by a decrease in warranty expense as a result of improvements in quality control.

Income Taxes

	Years Ending December 31,		Effective Tax Rate
	2014	2013	2014	2013
	(in thousands)
Income tax provision	$24,088	$18,747	35.3%	33.3%

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

The increase in net sales was the result of the favorable reception to our new products and increased market share, along with 3-4% price increases introduced during the year. Because of our wide product mix and flexibility of features within each product, overall net sales increased approximately 6%. We estimate that approximately 3% of the net sale increase was related to the price increases during the year and the other 3% was related to increased unit sales.

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

Twelve month average raw material cost per pound as of December 31:

	Years Ending December 31,
	2013	2012	% Change

Copper	$4.29	$4.44	(3.4)%
Galvanized Steel	$0.46	$0.48	(4.2)%
Stainless Steel	$1.46	$1.70	(14.1)%
Aluminum	$1.51	$1.62	(6.8)%

Selling, General and Administrative Expenses

	Years Ending December 31,		Percent of Sales
	2013	2012	2013	2012
	(in thousands)
Warranty	$6,024	$3,545	1.9%	1.2%
Profit Sharing	6,397	4,924	2.0%	1.6%
Salaries & Benefits	10,287	8,745	3.2%	2.9%
Stock Compensation	1,086	1,009	0.3%	0.3%
Advertising	946	893	0.3%	0.3%
Depreciation	861	595	0.3%	0.2%
Insurance	1,072	974	0.3%	0.3%
Professional Fees	2,108	1,546	0.7%	0.5%
Donations	231	410	0.1%	0.1%
Other	4,977	3,620	1.5%	1.2%
Total SG&A	$33,989	$26,261	10.6%	8.7%

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

Our cash and cash equivalents increased $9.9 million from December 31, 2013 to December 31, 2014. As of December 31, 2014, we had $22.0 million in cash and cash equivalents.

As of December 31, 2014, we had certificates of deposit of $11.4 million and investments held to maturity at amortized cost of $16.0 million. These certificates of deposit had maturity dates of less than one month to approximately 19 months. The investments held to maturity at amortized cost had maturity dates of less than one month to approximately 19 months.

On July 25, 2014 we renewed the line of credit with BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). The revolving line of credit matures on July 27, 2016. We expect to renew our line of credit in July 2016 with favorable terms as we do not anticipate a tightening of funds in the financial markets. Under the line of credit, there was one standby letter of credit of $0.8 million as of December 31, 2014. At December 31, 2014 we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

As of December 31, 2014 and 2013, there were no outstanding balances under the revolving credit facility. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The weighted average interest rate was 2.7% for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At December 31, 2014, our tangible net worth was $175.7 million, which meets the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1. Our working capital was $88.4 million, which meets the requirement of being at or above $40.0 million.

We repurchased shares of stock from the open market, from employees’ 401(k) savings investment plan, option exercises of our directors and officers and vested restricted stock from employees, directors and officers in the amount of $29.3 million for 1.5 million shares, $8.2 million for 0.6 million shares and $6.7 million for 0.8 million shares in 2014, 2013 and 2012, respectively. We repurchased the shares at current market prices. Prior year share amounts have been adjusted for the three-for-two stock split effective July 16, 2014.

For the years ended December 31, 2014, 2013 and 2012 we paid cash dividends of $9.7 million, $7.4 million and $8.8 million, respectively.

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2015 and the foreseeable future.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows used in financing activities for the years indicated.

	2014	2013	2012
	(in thousands)
Operating Activities
Net Income	$44,158	$37,547	$27,449
Income statement adjustments, net	10,915	12,892	12,350
Changes in assets and liabilities:
Accounts receivable	(5,007)	4,662	(9,646)
Income tax receivable	(257)	464	9,715
Inventories	(5,613)	231	2,271
Prepaid expenses and other	(305)	436	(17)
Accounts payable	3,512	(5,197)	2,461
Deferred revenue	782	615	—
Accrued liabilities	4,094	1,942	6,584
Net cash provided by operating activities	52,279	53,592	51,167
Investing Activities
Capital expenditures	(16,127)	(9,041)	(14,147)
Purchases of investments	(16,820)	(31,383)	(18,194)
Maturities of investments and proceeds from called investments	26,536	8,937	1,926
Other	382	161	80
Net cash used in investing activities	(6,029)	(31,326)	(30,335)
Financing Activities
(Payments) borrowings under revolving credit facility, net	—	—	(4,575)
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	2,557	2,310	2,389
Repurchase of stock	(29,284)	(8,222)	(6,660)
Cash dividends paid to stockholders	(9,656)	(7,428)	(8,840)
Net cash used in financing activities	$(36,383)	$(13,340)	$(17,686)

Cash Flows from Operating Activities

Cash flows from operating activities has remained relatively consistent in 2014 with 2013 and 2012.

Cash Flows from Investing Activities

Capital expenditures increased in 2014 as compared to 2013 and were primarily related to investments in additional land and manufacturing and production equipment to support our growth and improve efficiencies. The Company has purchased two additional Salvagninis for each of its Longview and Tulsa facilities to increase sheet metal production and capacity.

The capital expenditure program for 2015 is estimated to be approximately $22.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Investment purchase activity declined in 2014, with maturities of investments utilized to fund our buyback activity.

Cash Flows from Financing Activities

We continued to increase our buyback activity in 2014 compared to prior years, to include approximately $20.0 million in open market repurchases in 2014.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Agreements

We had no material contractual purchase agreements as of December 31, 2014.

Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. We have concluded that the likelihood is remote that the ultimate resolution of any pending litigation or claims will be material or have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

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

Stock Compensation – We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock awards, based on their fair values at the time of grant. Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis during the service period of the related share-based compensation award. Forfeitures are estimated based on the Company's historical experience. The fair value of each option award and restricted stock award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option valuation model requires the input of subjective assumptions such as: the expected volatility, the expected term of the options granted, expected dividend yield, and the risk-free rate.

New Accounting Pronouncements

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

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
February 27, 2015

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2014	2013
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$21,952	$12,085
Certificates of deposit	6,098	8,110
Investments held to maturity at amortized cost	11,972	16,040
Accounts receivable, net	44,092	39,063
Income tax receivable	2,569	1,073
Note receivable	30	29
Inventories, net	37,618	32,140
Prepaid expenses and other	609	304
Deferred tax assets	6,143	4,779
Total current assets	131,083	113,623
Property, plant and equipment:
Land	2,233	1,417
Buildings	64,938	61,821
Machinery and equipment	127,968	119,439
Furniture and fixtures	10,388	9,748
Total property, plant and equipment	205,527	192,425
Less: Accumulated depreciation	113,605	105,142
Property, plant and equipment, net	91,922	87,283
Certificates of deposit	5,280	2,638
Investments held to maturity at amortized cost	4,015	10,981
Note receivable, long-term	817	919
Total assets	$233,117	$215,444

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	11,370	7,779
Accrued liabilities	31,343	28,550
Total current liabilities	42,713	36,329
Deferred revenue	1,006	585
Deferred tax liabilities	13,677	14,424
Donations	1,662	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued
Common stock, $.004 par value, 100,000,000 shares authorized, 54,041,829 and 55,067,031 issued and outstanding at December 31, 2014 and 2013, respectively*	216	221
Additional paid-in capital	—	—
Retained earnings	173,843	163,885
Total stockholders' equity	174,059	164,106
Total liabilities and stockholders' equity	$233,117	$215,444
 *Reflects three-for-two stock split effective July 16, 2014
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ending December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net sales	$356,322	$321,140	$303,114
Cost of sales	248,059	231,348	232,615
Gross profit	108,263	89,792	70,499
Selling, general and administrative expenses	40,562	33,989	26,261
(Gain) loss on disposal of assets	(305)	(22)	4
Income from operations	68,006	55,825	44,234
Interest income, net	276	221	42
Other (expense) income, net	(36)	248	41
Income before taxes	68,246	56,294	44,317
Income tax provision	24,088	18,747	16,868
Net income	$44,158	$37,547	$27,449
Earnings per share:
Basic*	$0.81	$0.68	$0.50
Diluted*	$0.80	$0.68	$0.49
Cash dividends declared per common share*:	$0.18	$0.13	$0.16	(1)
Weighted average shares outstanding:
Basic*	54,809,319	55,119,150	55,237,755
Diluted*	55,369,016	55,587,381	55,573,239
 *Reflects three-for-two stock split effective July 16, 2014
(1) Includes special dividend of $0.05 per common share paid on December 24, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Paid-in	Retained
	Shares*	Amount*	Capital*	Earnings*	Total
	(in thousands)
Balance at December 31, 2011	55,391	$222	$—	$122,282	$122,504
Net income	—	—	—	27,449	27,449
Stock options exercised and restricted	531	2	2,387	—	2,389
stock awards granted, including tax benefits
Share-based compensation	—	—	1,294	—	1,294
Stock repurchased and retired	(756)	(3)	(3,681)	(2,976)	(6,660)
Dividends	—	—	—	(8,840)	(8,840)
Balance at December 31, 2012	55,166	221	—	137,915	138,136
Net income	—	—	—	37,547	37,547
Stock options exercised and restricted	435	2	2,308	—	2,310
stock awards granted, including tax benefits
Share-based compensation	—	—	1,763	—	1,763
Stock repurchased and retired	(534)	(2)	(4,071)	(4,149)	(8,222)
Dividends**	—	—	—	(7,428)	(7,428)
Balance at December 31, 2013	55,067	221	—	163,885	164,106
Net income	—	—	—	44,158	44,158
Stock options exercised and restricted	463	1	2,556	—	2,557
stock awards granted, including tax benefits
Share-based compensation	—	—	2,178	—	2,178
Stock repurchased and retired	(1,488)	(6)	(4,734)	(24,544)	(29,284)
Dividends**	—	—	—	(9,656)	(9,656)
Balance at December 31, 2014	54,042	$216	$—	$173,843	$174,059
*Reflects three-for-two stock split effective July 16, 2014
**Includes cash payment of fractional shares from three-for-two stock splits effective July 16, 2014 and July 2, 2013

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ending December 31,
	2014	2013	2012
Operating Activities	(in thousands)
Net income	$44,158	$37,547	$27,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,553	12,312	13,407
Amortization of bond premiums	688	790	155
Provision for losses on accounts receivable, net of adjustments	(22)	141	(83)
Provision for excess and obsolete inventories	135	243	63
Share-based compensation	2,178	1,763	1,294
Excess tax benefits from stock options exercised and restricted stock awards vested	(1,239)	(843)	(393)
(Gain) loss on disposition of assets	(305)	(22)	4
Foreign currency transaction loss (gain)	74	67	(27)
Interest income on note receivable	(36)	(40)	(42)
Deferred income taxes	(2,111)	(1,594)	(2,028)
Write-off of note receivable	—	75	—
Changes in assets and liabilities:
Accounts receivable	(5,007)	4,662	(9,646)
Income tax receivable	(257)	464	9,715
Inventories	(5,613)	231	2,271
Prepaid expenses and other	(305)	436	(17)
Accounts payable	3,512	(5,197)	2,461
Deferred revenue	782	615	—
Accrued liabilities	4,094	1,942	6,584
Net cash provided by operating activities	52,279	53,592	51,167
Investing Activities
Capital expenditures	(16,127)	(9,041)	(14,147)
Proceeds from sale of property, plant and equipment	319	92	11
Investment in certificates of deposits	(9,940)	(9,108)	(6,540)
Maturities of certificates of deposits	9,310	3,600	1,300
Purchases of investments held to maturity	(6,880)	(22,275)	(11,654)
Maturities of investments	14,197	2,005	—
Proceeds from called investments	3,029	3,332	626
Principal payments from note receivable	63	69	69
Net cash used in investing activities	(6,029)	(31,326)	(30,335)
Financing Activities
Borrowings under revolving credit facility	—	8,325	34,847
Payments under revolving credit facility	—	(8,325)	(39,422)
Stock options exercised	1,318	1,467	1,996
Excess tax benefits from stock options exercised and restricted stock awards vested	1,239	843	393
Repurchase of stock	(29,284)	(8,222)	(6,660)
Cash dividends paid to stockholders	(9,656)	(7,428)	(8,840)
Net cash used in financing activities	(36,383)	(13,340)	(17,686)
Net increase in cash and cash equivalents	9,867	8,926	3,146
Cash and cash equivalents, beginning of year	12,085	3,159	13
Cash and cash equivalents, end of year	$21,952	$12,085	$3,159

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

1.  Business Description

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation and AAON Coil Products, Inc., a Texas corporation (collectively, the "Company"). The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries.

We are engaged in the manufacture and sale of air conditioning and heating equipment consisting of rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, self-contained units and coils.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Investments

Certificates of Deposit

We held $11.4 million and $10.7 million in certificates of deposit at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, the certificates of deposit bear interest ranging from 0.20% to 0.60% per annum and have various maturities ranging from less than one month to approximately 19 months.

Investments Held to Maturity

At December 31, 2014, our investments held to maturity were comprised of $16.0 million of corporate notes and bonds with various maturities ranging from less than one month to approximately 19 months. The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity at December 31, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
December 31, 2014:	(in thousands)
Current assets:
Investments held to maturity	$11,972	$—	$(7)	$11,965
Non current assets:
Investments held to maturity	4,015	—	(16)	3,999
Total	$15,987	$—	$(23)	$15,964
December 31, 2013:
Current assets:
Investments held to maturity	$16,040	$11	$—	$16,051
Non current assets:
Investments held to maturity	10,981	7	—	10,988
Total	$27,021	$18	$—	$27,039

We evaluate these investments for other-than-temporary impairments on a quarterly basis. We do not believe there was an other-than-temporary impairment for our investments at December 31, 2014 or 2013.

Accounts and Note Receivable

Accounts and note receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. We generally do not require that our customers provide collateral. The Company determines its allowance for doubtful accounts by considering a number of factors, including the credit risk of specific customers, the customer’s ability to pay current obligations, historical trends, economic and market conditions and the age of the receivable. Accounts are considered past due when the balance has been outstanding for ninety days past negotiated credit terms. Past due accounts are generally written-off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 6% of revenues for the year ended December 31, 2014 and 5% of revenues for the years ended December 31, 2013 and 2012, respectively. No customer accounted for 10% or more of our sales during 2014, 2013 or 2012. No customer accounted for 5% of our accounts receivable balance at December 31, 2014. We had one customer that accounted for 5% of our accounts receivable balance at December 31, 2013.

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

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2014, 2013, and 2012 research and development costs amounted to approximately $6.3 million, $5.2 million, and $3.6 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2014, 2013, and 2012 was approximately $1.0 million, $0.9 million, and $0.9 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2014, 2013 and 2012 shipping and handling fees amounted to approximately $8.5 million, $7.9 million, and $8.6 million, respectively.

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

Share-Based Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The Company’s share-based compensation plans provide for the granting of stock options and restricted stock. The fair values of stock options are estimated at the date of grant using the Black-Scholes-Merton option valuation model. The use of the Black-Scholes-Merton option valuation model requires the input of subjective assumptions. Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related share-based compensation award. Forfeitures are estimated based on the Company's historical experience. The fair value of restricted stock awards is determined based on the market value of the Company’s shares on the grant date and the compensation expense is recognized on a straight-line basis during the service period of the respective grant.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer. The amount of payments to our representatives was $59.7 million, $63.0 million, and $57.1 million for each of the years ended December 31, 2014, 2013, and 2012, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from six months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

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

3. Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	December 31,
	2014	2013
	(in thousands)
Accounts receivable	$44,263	$39,256
Less: Allowance for doubtful accounts	(171)	(193)
Total, net	$44,092	$39,063

	Years Ending December 31,
	2014	2013	2012
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$193	$52	$268
Provisions for losses on accounts receivables, net of adjustments	—	141	(83)
Accounts receivable written off, net of recoveries	(22)	—	(133)
Balance, end of period	$171	$193	$52

4. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2014	2013
	(in thousands)
Raw materials	$34,153	$28,592
Work in process	2,262	2,286
Finished goods	1,917	1,841
	38,332	32,719
Less: Allowance for excess and obsolete inventories	(714)	(579)
Total, net	$37,618	$32,140

	Years Ending December 31,
	2014	2013	2012
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$579	$363	$300
Provisions for excess and obsolete inventories	135	243	63
Inventories written off	—	(27)	—
Balance, end of period	$714	$579	$363

5.  Note Receivable

In connection with the closure of our Canadian facility on May 18, 2009, we sold land and a building in September 2010 and assumed a note receivable from the borrower secured by the property. The $1.1 million, 15 year note has an interest rate of 4.0% and is payable to us monthly, and has a $0.6 million balloon payment due in October 2025. Interest payments are recognized in interest income.

We evaluate the note for impairment on a quarterly basis. We determine the note receivable to be impaired if we are uncertain of its collectability based on the contractual terms. At December 31, 2014 and 2013, there was no impairment.

6.  Supplemental Cash Flow Information

	Years Ending December 31,
	2014	2013	2012
Supplemental disclosures:	(in thousands)
Interest paid	$—	$1	$44
Income taxes paid, net	26,456	19,884	15,128
Non-cash investing and financing activities:
Non-cash capital expenditures	(79)	71	(3,670)
Trade-in of equipment	—	315	300

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

Changes in the warranty accrual are as follows:

	Years Ending December 31,
	2014	2013	2012
Warranty accrual:	(in thousands)
Balance, beginning of period	$7,352	$5,776	$6,093
Payments made	(4,096)	(4,448)	(3,861)
Provisions	4,874	6,005	3,304
Adjustments related to changes in estimates	—	19	240
Balance, end of period	$8,130	$7,352	$5,776

Warranty expense:	$4,874	$6,024	$3,545

8. Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	December 31,
	2014	2013
	(in thousands)
Warranty	$8,130	$7,352
Due to representatives	10,188	9,480
Payroll	3,153	4,448
Profit sharing	2,016	1,389
Workers' compensation	535	665
Medical self-insurance	532	353
Customer prepayments	1,639	2,077
Donations	1,600	—
Employee benefits and other	3,550	2,786
Total	$31,343	$28,550

9. Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). Under the line of credit, there was one standby letter of credit totaling $0.8 million as of December 31, 2014. Borrowings available under the revolving credit facility at December 31, 2014, were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. As of December 31, 2014 and 2013, we had no balance outstanding under our revolving credit facility. At December 31, 2014 and 2013, the weighted average interest rate was 2.7% and 2.7%, respectively.

At December 31, 2014, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At December 31, 2014 our tangible net worth was $175.7 million, which meets the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0, which meets the requirement of not being above 2 to 1. Our working capital was $88.4 million which meets the requirement of being at or above $40.0 million.

Effective July 25, 2014, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2016.

10.  Income Taxes

The provision for income taxes consists of the following:

	Years Ending December 31,
	2014	2013	2012
	(in thousands)
Current	$26,199	$20,341	$18,896
Deferred	(2,111)	(1,594)	(2,028)
	$24,088	$18,747	$16,868

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ending December 31,
	2014	2013	2012

Federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	5%	4%	5%
Domestic manufacturing deduction	(4)%	(4)%	(3)%
Other	(1)%	(2)%	1%
	35%	33%	38%

Other primarily relates to certain domestic credits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(in thousands)
Net current deferred assets and (liabilities) relating to:
Accounts receivable and inventory reserves	$355	$304
Warranty accrual	3,263	2,901
Other accruals	1,238	1,420
Donations	642	—
Other, net	645	154
	$6,143	$4,779

Net long-term deferred assets and (liabilities) relating to:
Depreciation	$(15,294)	$(14,843)
Share-based compensation	707	692
Donations	667	—
Other, net	243	(273)
	$(13,677)	$(14,424)

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2011 to present, and to non-U.S. income tax examinations for the tax years of 2010 to present. In addition, we are subject to state and local income tax examinations for the tax years 2010 to present. The Company continues to evaluate its need to file returns in various state jurisdictions and recorded $0.2 million in additional state income tax expense, net of federal benefit, during 2013 related to our updated assessment of required state filings. Any interest or penalties would be recognized as a component of income tax expense.

On January 2, 2013 the ATRA was signed into law. Some of the provisions were retroactive to January 1, 2012, including the extension of certain tax credits. The tax rate above reflects the tax law that was in place as of December 31, 2012. Had the ATRA had been enacted prior to January 1, 2013, our overall tax expense for 2012 would have been approximately $0.5 million lower. This was recorded as a reduction in expense in the first quarter of 2013. The

Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013 for approximately $0.6 million. This change in estimate was the result of additional and better information. Had the ATRA impact and the change in estimate been booked in 2012 instead of 2013, our overall effective tax rate would have been approximately 35.5% for the year ended December 31, 2012.

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

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2014 is $2.1 million and is expected to be recognized over a weighted-average period of 2.05 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2014, 2013 and 2012 using a Black Scholes-Merton Model:

	2014	2013	2012

Director and Officers:
Expected dividend yield	N/A	1.19%	1.22%
Expected volatility	N/A	47.08%	47.54%
Risk-free interest rate	N/A	1.55%	1.19%
Expected life (in years)	N/A	7	7
Employees:
Expected dividend yield	2.06%	1.14%	1.22%
Expected volatility	44.85%	45.92%	45.99%
Risk-free interest rate	2.26%	1.40%	1.19%
Expected life (in years)	8	8	8

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

The following is a summary of stock options vested and exercisable as of December 31, 2014:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$3.21 - 6.89	411,553	3.46	$5.16	$7,113
$7.13 - 8.17	81,050	6.54	7.27	1,226
$8.65 - 21.14	175,527	6.53	8.76	2,392
Total	668,130	4.64	$6.36	$10,731

The following is a summary of stock options vested and exercisable as of December 31, 2013:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$3.21 - 6.89	422,003	4.09	$4.85	$6,941
$7.13 - 8.17	63,225	7.45	7.24	889
$8.65 - 9.34	97,887	8.38	8.65	1,238
Total	583,115	5.17	$5.75	$9,068

The following is a summary of stock options vested and exercisable as of December 31, 2012:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$3.21 - 4.31	149,288	2.86	$3.57	$851
$4.54 - 5.77	303,863	5.22	4.79	1,362
$6.09 - 8.13	112,725	7.86	6.95	263
Total	565,876	5.12	$4.90	$2,476

A summary of option activity under the plan is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2013	1,398,090	$7.23
Granted	87,090	20.30
Exercised	(207,687)	6.34
Forfeited or Expired	(43,582)	11.11
Outstanding at December 31, 2014	1,233,911	$8.16
Exercisable at December 31, 2014	668,130	$6.36

The total intrinsic value of options exercised during December 31, 2014, 2013 and 2012 was $2.8 million, $2.7 million and $4.0 million, respectively. The cash received from options exercised during December 31, 2014, 2013 and 2012 was $1.3 million, $1.5 million and $2.0 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At December 31, 2014, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.6 million which is expected to be recognized over a weighted average period of 2.48 years.

A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2013	236,009	$12.77
Granted	266,144	18.88
Vested	(72,902)	11.57
Forfeited	(14,405)	16.89
Unvested at December 31, 2014	414,846	$16.76

A summary of share-based compensation is as follows for the years ending December 31, 2014, 2013 and 2012:

	2014	2013	2012
Grant date fair value of awards during the period:	(in thousands)
Options	$817	$841	$2,569
Restricted stock	5,024	2,306	830
Total	$5,841	$3,147	$3,399

	2014	2013	2012
Share-based compensation expense:	(in thousands)
Options	$898	$1,170	$958
Restricted stock	1,280	593	336
Total	$2,178	$1,763	$1,294

	2014	2013	2012
Income tax benefit related to share-based compensation:	(in thousands)
Options	$979	$715	$370
Restricted stock	260	128	23
Total	$1,239	$843	$393

12. Employee Benefits

Defined Contribution Plan - 401(k) - We sponsor a defined contribution plan (“the Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter, unless the employee elects to decline the automatic increase and enrollment. Effective October 1, 2013, and each year thereafter, eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase.

Under the Plan, through September 30, 2013, the Company contributed a specified percentage of each eligible employee’s compensation. In addition, the Company contributed 1.5% of eligible payroll to the Plan each year. Effective October 1, 2013, the Plan was amended such that the Company contributes 3% of eligible payroll to the Plan for each employee and matches 100% up to 6% of employee contributions of eligible compensation. We contribute in the form of cash and direct the investment to shares of AAON stock. Employees are 100% vested in salary deferral contributions and vest 20% per year at the end of years two through six of employment in employer matching contributions. The additional 3% Company contribution vests over two years. For the years ended December 31, 2014, 2013 and 2012 we made contributions of $6.8 million, $3.0 million and $2.4 million, respectively. Administrative expenses were approximately $0.2 million, $0.2 million, and $0.1 million for the years ended 2014, 2013 and 2012, respectively.

Profit Sharing Bonus Plan - We maintain a discretionary profit sharing bonus plan under which approximately 10% of pre-tax profit is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees who are actively employed and working on the first and last days of the calendar quarter. Profit sharing expense was $7.8 million, $6.4 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

13.  Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 2.9 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 2.6 million shares for an aggregate price of $31.5 million, or an average price of $11.97 per share. We purchased the shares at current market prices. For the year ended December 31, 2014, we repurchased 1.0 million shares. No purchases were made for the year ended December 31, 2013.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through December 31, 2014, we repurchased approximately 5.0 million shares for an aggregate price of $39.3 million, or an average price of $7.81 per share. We purchased the shares at current market prices.

On November 7, 2006, the Board of Directors authorized us to repurchase shares from certain directors and officers following their exercise of stock options. The maximum number of shares to be repurchased is contingent upon the number of shares sold. Through December 31, 2014, we repurchased approximately 1.8 million shares for an aggregate price of $14.0 million, or an average price of $7.76 per share. We purchased the shares at current market prices.

Dividends - At the discretion of the Board of Directors we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

We declared dividends to shareholders of record at the close of business on June 11, 2012, which were paid on July 2, 2012. At a meeting of the Board of Directors on November 7, 2012, the Board declared a regular semi-annual cash dividend of $0.05 per share, and, in view of our strong financial position, the Board also declared a one-time special cash dividend of $0.05 per share. Both dividends were paid to shareholders of record at the close of business on December 3, 2012 and paid on December 24, 2012.

On May 21, 2013, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 2, 2013. Stockholders of record at the close of business on June 13, 2013 received one additional share for every two shares they held as of that date. All share and per share information has been updated to reflect the effects of this stock split. In addition, on May 21, 2013, the Board of Directors approved a semi-annual cash dividend of $0.06 per share, post split, to the holders of our outstanding Common Stock as of the close of business on June 13, 2013, the record date. Those dividends were paid on July 2, 2013.

At a meeting of the Board of Directors on November 6, 2013, the Board declared a regular semi-annual cash dividend of $0.07 per share. The dividends were payable to shareholders of record at the close of business on December 2, 2013, the record date, and were paid on December 23, 2013.

On May 2, 2014, we declared a regular semi-annual cash dividend of $0.09 per share, to stockholders of record at the close of business on June 12, 2014, the record date. Those dividends were paid on July 1, 2014.

On June 5, 2014, we declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 16, 2014. Stockholders of record at the close of business on June 27, 2014 received one additional share for every two shares they held as of that date. All share and per share information has been updated to reflect the effects of this stock split.

At a meeting of the Board of Directors on November 4, 2014, the Board declared a regular semi-annual cash dividend of $0.09 per share. The dividends were payable to shareholders of record at the close of business on December 2, 2014, the record date, and were paid on December 23, 2014.

We paid cash dividends of $9.7 million, $7.4 million and $8.8 million in 2014, 2013 and 2012, respectively.

14.  Commitments and Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. We have concluded that the likelihood is remote that the ultimate resolution of any pending litigation or claims will be material or have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. At December 31, 2013, we had one material contractual purchase agreement for approximately $1.4 million that expired in December 2014.

15. New Accounting Pronouncements

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

The following table sets forth the computation of basic and diluted earnings per share:

	2014	2013	2012
Numerator:	(in thousands, except share and per share data)
Net income	$44,158	$37,547	$27,449
Denominator:
Basic weighted average shares*	54,809,319	55,119,150	55,237,755
Effect of dilutive stock options and restricted stock*	559,697	468,231	335,484
Diluted weighted average shares*	55,369,016	55,587,381	55,573,239
Earnings per share:
Basic*	$0.81	$0.68	$0.50
Dilutive*	$0.80	$0.68	$0.49
Anti-dilutive shares:
Shares*	32,436	206,264	929,870
 *Reflects three-for-two stock split effective July 16, 2014

17.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2014 and 2013:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2014
Net sales	$76,367	$92,310	$102,917	$84,728
Gross profit	21,846	27,876	33,350	25,191
Net income	9,822	11,363	12,440	10,533
Earnings per share:
Basic*	$0.18	$0.21	$0.23	$0.19
Diluted*	$0.17	$0.20	$0.22	$0.19
2013
Net sales	$66,833	$91,241	$89,690	$73,376
Gross profit	15,312	27,676	26,616	20,188
Net income	7,140	12,119	10,522	7,766
Earnings per share:
Basic*	$0.13	$0.22	$0.19	$0.14
Diluted*	$0.13	$0.22	$0.19	$0.14
 *Reflects three-for-two stock split effective July 16, 2014

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2014.

(b)  Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 27, 2015

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 19, 2015.

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

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 19, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 19, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item  407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our  2015 annual meeting of shareholders scheduled to be held May 19, 2015.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2014, 2013 or 2012.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 19, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (ii)
		(B)	Bylaws (i)
		(B-1)	Amendments of Bylaws (iii)

	(4)	(A)	Third Restated Revolving Credit and Term Loan Agreement and related documents (iv)

		(A-1)	Amendment Ten to Third Restated Revolving Credit Loan Agreement (v)

		(B)	Rights Agreement dated February 19, 1999, as amended (vi)

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (vii)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (viii)

	(21)		List of Subsidiaries (ix)

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(101)	(INS)	XBRL Instance Document

	(101)	(SCH)	XBRL Taxonomy Extension Schema Document

	(101)	(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

	(101)	(DEF)	XBRL Taxonomy Extension Definition Linkbase Document

	(101)	(LAB)	XBRL Taxonomy Extension Label Linkbase Document

	(101)	(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	(i)		Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

	(ii)		Filed herewith.

	(iii)		Incorporated herein by reference to our Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

	(iv)		Incorporated herein by reference to exhibit to our Form 8-K dated July 30, 2004.

	(v)		Incorporated herein by reference to exhibit to our Form 8-K dated July 25, 2014.

	(vi)		Incorporated by reference to exhibits to our Forms 8-K dated February 25, 1999, and August 20, 2002, and Form 8-A Registration Statement No. 000-18953, as amended.

(vii)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 333-52824.

(viii)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915, and to our Form 8-K dated May 21, 2014.

(ix)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	February 27, 2015	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 27, 2015	/s/ Norman H. Asbjornson
Norman H. Asbjornson President and Director (principal executive officer)

Dated:	February 27, 2015	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer (principal financial officer)

Dated:	February 27, 2015	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Accounting Officer (principal accounting officer)

Dated:	February 27, 2015	/s/ John B. Johnson, Jr.
John B. Johnson, Jr. Director

Dated:	February 27, 2015	/s/ Jack E. Short
Jack E. Short Director

Dated:	February 27, 2015	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated:	February 27, 2015	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 27, 2015	/s/ Jerry R. Levine
Jerry R. Levine Director

Dated:	February 27, 2015	/s/ Joseph E. Cappy
Joseph E. Cappy Director