Form 10-Q
period 2015-03-31
AAON INC
filed 2015-05-07
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer ✓	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                             No     ✓

As of May 1, 2015, registrant had outstanding a total of 54,137,123 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2015	December 31, 2014
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$33,526	$21,952
Certificates of deposit	4,180	6,098
Investments held to maturity at amortized cost	4,984	11,972
Accounts receivable, net	39,865	44,092
Income tax receivable	2,381	2,569
Note receivable	25	30
Inventories, net	44,546	37,618
Prepaid expenses and other	910	609
Deferred tax assets	6,272	6,143
Total current assets	136,689	131,083
Property, plant and equipment:
Land	2,233	2,233
Buildings	65,676	64,938
Machinery and equipment	130,474	127,968
Furniture and fixtures	10,068	10,388
Total property, plant and equipment	208,451	205,527
Less: Accumulated depreciation	115,680	113,605
Property, plant and equipment, net	92,771	91,922
Certificates of deposit	4,560	5,280
Investments held to maturity at amortized cost	1,993	4,015
Note receivable	746	817
Total assets	$236,759	$233,117

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	10,125	11,370
Accrued liabilities	28,518	31,343
Total current liabilities	38,643	42,713
Deferred revenue	955	1,006
Deferred tax liabilities	13,363	13,677
Donations	1,677	1,662
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 54,171,201 and 54,041,829	217	216
issued and outstanding at March 31, 2015 and December 31, 2014, respectively
Additional paid-in capital	—	—
Retained earnings	181,904	173,843
Total stockholders' equity	182,121	174,059
Total liabilities and stockholders' equity	$236,759	$233,117
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
Net sales	$76,768	$76,367
Cost of sales	54,970	54,521
Gross profit	21,798	21,846
Selling, general and administrative expenses	8,317	7,629
Loss (gain) on disposal of assets	5	(24)
Income from operations	13,476	14,241
Interest income, net	44	69
Other expense, net	(75)	(21)
Income before taxes	13,445	14,289
Income tax provision	5,046	4,467
Net income	$8,399	$9,822
Earnings per share:
Basic*	$0.16	$0.18
Diluted*	$0.15	$0.18
Cash dividends declared per common share*:	$—	$—
Weighted average shares outstanding:
Basic*	54,083,897	55,041,831
Diluted*	54,640,389	55,613,190
 *Reflects three-for-two stock split effective July 16, 2014
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2014	54,042	$216	$—	$173,843	$174,059
Net income	—	—	—	8,399	8,399
Stock options exercised and restricted	260	2	2,178	—	2,180
stock awards vested, including tax benefits
Share-based compensation	—	—	438	—	438
Stock repurchased and retired	(131)	(1)	(2,616)	(338)	(2,955)
Balances at March 31, 2015	54,171	$217	$—	$181,904	$182,121

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2015	2014
Operating Activities	(in thousands)
Net income	$8,399	$9,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,804	2,808
Amortization of bond premiums	61	216
Provision for losses on accounts receivable, net of adjustments	(59)	(130)
Provision for excess and obsolete inventories, net	41	4
Share-based compensation	438	412
Excess tax benefits from stock options exercised and restricted stock awards vested	(1,098)	(356)
Gain on disposition of assets	5	(24)
Foreign currency transaction loss	70	31
Interest income on note receivable	(8)	(10)
Deferred income taxes	(443)	(1,154)
Changes in assets and liabilities:
Accounts receivable	4,286	(6,511)
Income tax receivable	1,286	1,429
Inventories	(6,969)	(2,755)
Prepaid expenses and other	(301)	(397)
Accounts payable	(1,316)	3,441
Deferred revenue	64	204
Accrued liabilities	(2,925)	2,039
Net cash provided by operating activities	4,335	9,069
Investing Activities
Capital expenditures	(3,587)	(3,616)
Proceeds from sale of property, plant and equipment	—	27
Maturities of certificates of deposits	2,638	1,403
Maturities of investments	8,445	2,717
Proceeds from called investments	504	253
Principal payments from note receivable	14	17
Net cash provided by investing activities	8,014	801
Financing Activities
Stock options exercised	1,082	340
Excess tax benefits from stock options exercised and restricted stock awards vested	1,098	356
Repurchase of stock	(2,955)	(2,981)
Net cash used in financing activities	(775)	(2,285)
Net increase in cash and cash equivalents	11,574	7,585
Cash and cash equivalents, beginning of period	21,952	12,085
Cash and cash equivalents, end of period	$33,526	$19,670

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc., and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of AAON, Inc., a Nevada corporation, and our operating subsidiaries, all of which are wholly-owned, (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2014 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our critical accounting policies.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017, however, the FASB recently issued a proposal that, when finalized, would defer the effective date for us to January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We do not expect ASU 2014-09 will have a material effect on our consolidated financial statements and notes thereto.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $14.0 million and $11.9 million for the three months ended March 31, 2015 and 2014, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $8.7 million and $11.4 million in certificates of deposit at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the certificates of deposit bear interest ranging from 0.20% to 0.60% per annum and have various maturities ranging from less than one month to approximately 16 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $7.0 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 16 months. The investments have moderate risk with S&P ratings ranging from AA- to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of
March 31, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
March 31, 2015:	(in thousands)
Current assets:
Investments held to maturity	$4,984	$9	$—	$4,993
Non current assets:
Investments held to maturity	1,993	—	(10)	1,983
Total	$6,977	$9	$(10)	$6,976
December 31, 2014:
Current assets:
Investments held to maturity	$11,972	$—	$(7)	$11,965
Non current assets:
Investments held to maturity	4,015	—	(16)	3,999
Total	$15,987	$—	$(23)	$15,964

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Accounts receivable	$39,977	$44,263
Less: Allowance for doubtful accounts	(112)	(171)
Total, net	$39,865	$44,092

	Three months ended
	March 31, 2015	March 31, 2014
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$171	$193
Provisions for losses on accounts receivables, net of recoveries	(51)	(130)
Accounts receivable written off	(8)	—
Balance, end of period	$112	$63

5.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$39,384	$34,153
Work in process	2,691	2,262
Finished goods	3,226	1,917
	45,301	38,332
Less: Allowance for excess and obsolete inventories	(755)	(714)
Total, net	$44,546	$37,618

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended
	March 31, 2015	March 31, 2014
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$714	$579
Provisions for excess and obsolete inventories	41	4
Inventories written off	—	—
Balance, end of period	$755	$583

6.  Supplemental Cash Flow Information

	Three months ended
	March 31, 2015	March 31, 2014
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—
Income taxes paid	$4,203	$683

Non-cash investing and financing activities:
Non-cash capital expenditures	(71)	2

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

Changes in the warranty accrual are as follows:

	Three months ended
	March 31, 2015	March 31, 2014
Warranty accrual:	(in thousands)
Balance, beginning of period	$8,130	$7,352
Payments made	(886)	(893)
Provisions	861	989
Balance, end of period	$8,105	$7,448

Warranty expense:	$861	$989

8.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Warranty	$8,105	$8,130
Due to representatives	8,737	10,188
Payroll	2,851	3,153
Profit sharing	1,523	2,016
Worker's compensation	282	535
Medical self-insurance	606	532
Customer prepayments	1,490	1,639
Donations	1,526	1,600
Employee benefits and other	3,398	3,550
Total	$28,518	$31,343

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at March 31, 2015 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at March 31, 2015 and December 31, 2014. Our weighted average interest rate was 2.62% at March 31, 2015 and 2.70% at December 31, 2014. The termination date of the revolving credit facility is July 27, 2016.

As of March 31, 2015, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At March 31, 2015, our tangible net worth was $182.1 million and met the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.30 to 1, and met the requirement of not being above 2 to 1. Our working capital was $98.0 million and met the requirement of being at or above $40.0 million.

10.  Income Taxes

Income tax expense for each of the three months ended March 31, 2015 and 2014 was $5.0 million, or 37.5% of pre-tax income, and $4.5 million, or 31.3% of pre-tax income, respectively. The Company’s estimated annual 2015 effective tax rate is approximately 37.0%. This differs from the U.S. federal statutory rate of 35% due principally to items such as state and local income taxes, the federal domestic activities deduction and state income tax credits. The Company's income tax expense for the three months ended March 31, 2014 was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns.

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

The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2015 is $1.9 million and is expected to be recognized over a weighted-average period of 2.2 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2015 and 2014 using a Black Scholes Model:

	Three months ended
	March 31, 2015	March 31, 2014
Director and Officers:
Expected dividend yield	1.80%	N/A
Expected volatility	44.14%	N/A
Risk-free interest rate	1.96%	N/A
Expected life (in years)	8	N/A

Employees:
Expected dividend yield	1.80%	2.00%
Expected volatility	44.13%	45.73%
Risk-free interest rate	2.08%	2.40%
Expected life (in years)	8	8

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

The following is a summary of stock options vested and exercisable as of March 31, 2015:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.31-$7.18	331,944	4.04	$5.71	$6,246
$7.44-$8.17	15,300	6.19	7.65	258
$8.65-$23.57	152,175	6.98	8.84	2,388
Total	499,419	5.00	$6.73	$8,892

The following is a summary of stock options vested and exercisable as of March 31, 2014:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$3.21-$6.89	448,440	3.97	$4.86	$6,153
$7.13-$8.17	56,175	7.17	7.25	637
$8.65-$19.13	82,812	8.15	8.69	819
Total	587,427	4.87	$5.63	$7,609

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,235,150	$8.16
Granted	62,605	22.93
Exercised	(189,750)	5.69
Forfeited or Expired	(13,650)	9.40
Outstanding at March 31, 2015	1,094,355	$9.41
Exercisable at March 31, 2015	499,419	$6.73

The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $3.2 million and $0.7 million, respectively. The cash received from options exercised during the three months ended March 31, 2015 and 2014 was $1.1 million and $0.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At March 31, 2015, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.4 million, which is expected to be recognized over a weighted average period of 2.5 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	414,846	$16.76
Granted	78,775	21.86
Vested	(6,362)	13.57
Forfeited	(8,223)	19.62
Unvested at March 31, 2015	479,036	$17.59

A summary of share-based compensation is as follows:

	Three months ended
	March 31, 2015	March 31, 2014
Grant date fair value of awards during the period:	(in thousands)
Options	$657	$120
Restricted stock	1,722	270
Total	$2,379	$390

Share-based compensation expense:
Options	$152	$208
Restricted stock	286	204
Total	$438	$412

Income tax benefit related to share-based compensation:
Options	$1,076	$324
Restricted stock	22	32
Total	$1,098	$356

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

	Three months ended
	March 31, 2015	March 31, 2014
	(in thousands, except share and per share data)
Numerator:
Net income	$8,399	$9,822
Denominator:
Basic weighted average shares*	54,083,897	55,041,831
Effect of dilutive stock options and restricted stock*	556,492	571,359
Diluted weighted average shares*	54,640,389	55,613,190
Earnings per share:
Basic*	$0.16	$0.18
Diluted*	$0.15	$0.18
Anti-dilutive shares:
Shares*	124,114	20,450
 *Reflects three-for-two stock split effective July 16, 2014

13. Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 2.9 million shares) of our outstanding stock from time to time in open market transactions. Since the inception of the program, we repurchased a total of approximately 2.6 million shares for an aggregate price of $31.5 million, or an average price of $11.97 per share. We purchased the shares at current market prices. No repurchases were made under the program for the three months ended March 31, 2015 and 2014.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through March 31, 2015, we repurchased approximately 5.2 million shares for an aggregate price of $42.2 million, or an average price of $8.18 per share. We purchased the shares at current market prices. For each of the three months ended March 31, 2015 and 2014, we repurchased approximately 0.1 million and 0.1 million shares, respectively.

Periodically, the Company repurchases shares of AAON stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through March 31, 2015, we repurchased approximately 1.8 million shares for an aggregate price of $14.0 million, or an average price of $7.76 per share. We purchased the shares at current market prices. For each of the three months ended March 31, 2015 and 2014 we repurchased approximately 0.002 million and 0.044 million shares under this program.

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

On June 5, 2014, the Board of Directors declared a three-for-two stock split of the Company's common stock paid in the form of a stock dividend on July 16, 2014. Stockholders of record at the close of business on June 27, 2014 received one additional share for every two shares they held as of that date. All share and per share information has been updated to reflect the effects of this stock split.

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

We are party to short-term, cancellable and non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivatives instruments because they meet the normal purchases and sales exemption. We had no material contractual purchase agreements as of March 31, 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, self-contained units and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $2.8 million of our total net sales for the three months just ended and $4.7 million of our sales during the same period of 2014.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2014 through the first quarter of 2015 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the three months ended March 31, 2015, the price for aluminum, galvanized steel and stainless steel increased by approximately 12.6%, 2.2% and 7.0%, respectively, from the three months ended March 31, 2014. The price for copper decreased by approximately (7.3)% for the same period.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•
Overall units sales increased as compared to the same period last year, offset by a decrease in the average sales price per unit, resulting in an overall increase in sales of approximately $0.4 million.

•	Our portfolio of investments continue to mature, resulting in an increase in cash and cash equivalents of approximately $11.6 million.

•	We recorded additional sales tax expense and made payments of approximately $0.6 million with certain states, resulting in an increase in SG&A.

Results of Operations

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Units Sold

	Three Months Ended March 31,
	2015	2014

Rooftop Units	3,323	3,098
Split Systems	593	579
Outdoor Mechanical Rooms	17	32
Total Units	3,933	3,709

Net Sales

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(in thousands, except unit data)
Net sales	$76,768	$76,367	$401	0.5%
Total units	3,933	3,709	224	6.0%

The increase in net sales was due to an increase in overall units sold of approximately 6.0%, offset by a decrease in the average price per unit of approximately 5.4%.

Cost of Sales

	Three Months Ended March 31,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Cost of sales	$54,970	$54,521	71.6%	71.4%
Gross Profit	21,798	21,846	28.4%	28.6%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased due to the corresponding increase in sales and increased raw material costs.

Twelve-month average raw material cost per pound as of March 31:

	2015	2014	% Change

Copper	$3.94	$4.25	(7.3)%
Galvanized Steel	$0.47	$0.46	2.2%
Stainless Steel	$1.53	$1.43	7.0%
Aluminum	$1.70	$1.51	12.6%

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Warranty	$861	$989	1.1%	1.3%
Profit Sharing	1,523	1,611	2.0%	2.1%
Salaries & Benefits	2,435	2,441	3.2%	3.2%
Stock Compensation	307	266	0.4%	0.3%
Advertising	202	126	0.3%	0.2%
Depreciation	229	222	0.3%	0.3%
Insurance	305	273	0.4%	0.4%
Professional Fees	642	563	0.8%	0.7%
Donations	111	56	0.1%	0.1%
Other	1,702	1,082	2.2%	1.4%
Total SG&A	8,317	7,629	10.8%	10.0%

The overall increase in SG&A was primarily due to additional sales tax expense and payments of approximately $0.6 million.

Income Taxes

	Three Months Ended March 31,		Effective Tax Rate
	2015	2014	2015	2014
	(in thousands)
Income tax provision	$5,046	$4,467	37.5%	31.3%

The Company’s estimated annual 2015 effective tax rate is expected to be approximately 37.0%. The Company's income tax expense for the three months ended March 31, 2014 was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and short-term investments increased $2.7 million from December 31, 2014 to March 31, 2015 and totaled $42.7 million at March 31, 2015; while long-term investments decreased $(2.7) million, from $9.3 million to $6.6 million, respectively.

Under the line of credit, there was one standby letter of credit of $0.8 million as of March 31, 2015. At March 31, 2015, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at March 31, 2015 and December 31, 2014. Interest on borrowings is payable monthly at LIBOR plus 2.5%. Our weighted average interest rate was 2.62% at March 31, 2015 and 2.70% at December 31, 2014. The termination date of the revolving credit facility is July 27, 2016.

At March 31, 2015, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At March 31, 2015, our tangible net worth was $182.1 million, which meets the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.30 to 1.0 which meets the requirement of not being above 2 to 1. Our working capital was $98.0 million, which meets the requirement of being at or above $40.0 million.

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

We repurchased shares of stock from the open market, our employees’ 401(k) savings investment plan, option exercises of our directors and officers, and vested restricted stock from employees, directors and officers in the amount of $3.0 million for 0.1 million shares and $3.0 million for 0.2 million shares during the three months ended March 31, 2015 and 2014, respectively. We repurchased the shares at current market prices. Prior year share amounts have been adjusted for the three-for-two stock split effective July 16, 2014.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2015 and 2014. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Three months ended March 31,
	2015	2014
	(in thousands)
Operating Activities
Net Income	$8,399	$9,822
Income statement adjustments, net	1,811	1,797
Changes in assets and liabilities:
Accounts receivable	4,286	(6,511)
Income tax receivable	1,286	1,429
Inventories	(6,969)	(2,755)
Prepaid expenses and other	(301)	(397)
Accounts payable	(1,316)	3,441
Deferred revenue	64	204
Accrued liabilities	(2,925)	2,039
Net cash provided by operating activities	4,335	9,069
Investing Activities
Capital expenditures	(3,587)	(3,616)
Maturities of investments and proceeds from called investments	11,587	4,373
Other	14	44
Net cash provided by investing activities	8,014	801
Financing Activities
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	2,180	696
Repurchase of stock	(2,955)	(2,981)
Net cash used in financing activities	$(775)	$(2,285)

Cash Flows Provided by Operating Activities

The decrease in cash flows from operations is primarily due to the increase in inventories as the Company enters the high demand portion of the year; decreases in accounts payable and accrued liabilities associated with faster payment to vendors and representatives; and a decrease in accounts receivable due to better collections resulting in days sales outstanding of approximately 47 days as compared to approximately 54 days for the same period last year.

Cash Flows Provided by Investing Activities

Our portfolio of investments continues to mature with no reinvestment activity. Capital expenditures remained consistent for both periods. The capital expenditure program for 2015 is estimated to be approximately $22.0 million.

Cash Flows Used in Financing Activities

Options exercised by employees increased substantially as compared to last year, which increased the related excess tax benefits as well. Buyback activity was relatively consistent for both periods.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase agreements as of March 31, 2015.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2015.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2014 Annual Report.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

As discussed in Note 13 in the Notes to the Consolidated Financial Statements, the Company had a three-for-two stock split effective July 16, 2014. All share and per share information has been updated to reflect the effect of this stock split.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (2.9 million shares) of the Company's outstanding stock. We repurchased a total of approximately 2.6 million shares under this program for an aggregate price of $31.5 million, or an average price of $11.97 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through March 31, 2015, we repurchased approximately 5.2 million shares for an aggregate price of $42.2 million, or an average price of $8.18 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through March 31, 2015, we repurchased approximately 1.8 million shares for an aggregate price of $14.0 million, or an average price of $7.76 per share. We purchased the shares at current market prices.

Repurchases during the first quarter of 2015 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2015	39,148	$21.48	39,148	—
February 2015	40,829	23.25	40,829	—
March 2015	50,953	22.97	50,953	—
Total	130,930	$22.61	130,930	—

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

AAON, INC.

Dated: May 7, 2015	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: May 7, 2015	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer