Form 10-Q
period 2015-06-30
AAON INC
filed 2015-08-06
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Yes                                             No     ✓

As of August 3, 2015, registrant had outstanding a total of 54,230,539 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2015	December 31, 2014
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$37,600	$21,952
Certificates of deposit	6,240	6,098
Investments held to maturity at amortized cost	6,101	11,972
Accounts receivable, net	45,480	44,092
Income tax receivable	3,385	2,569
Note receivable	26	30
Inventories, net	47,182	37,618
Prepaid expenses and other	1,055	609
Deferred tax assets	5,837	6,143
Total current assets	152,906	131,083
Property, plant and equipment:
Land	2,233	2,233
Buildings	66,583	64,938
Machinery and equipment	134,745	127,968
Furniture and fixtures	10,581	10,388
Total property, plant and equipment	214,142	205,527
Less: Accumulated depreciation	118,347	113,605
Property, plant and equipment, net	95,795	91,922
Certificates of deposit	480	5,280
Investments held to maturity at amortized cost	75	4,015
Note receivable	756	817
Total assets	$250,012	$233,117

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	10,513	11,370
Dividends payable	5,982	—
Accrued liabilities	30,755	31,343
Total current liabilities	47,250	42,713
Deferred revenue	833	1,006
Deferred tax liabilities	12,808	13,677
Donations	1,692	1,662
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 54,263,876 and 54,041,829	217	216
issued and outstanding at June 30, 2015 and December 31, 2014, respectively
Additional paid-in capital	—	—
Retained earnings	187,212	173,843
Total stockholders' equity	187,429	174,059
Total liabilities and stockholders' equity	$250,012	$233,117
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Net sales	$90,275	$92,310	$167,043	$168,677
Cost of sales	63,158	64,434	118,128	118,955
Gross profit	27,117	27,876	48,915	49,722
Selling, general and administrative expenses	9,200	10,584	17,517	18,213
Gain on disposal of assets	(30)	—	(25)	(24)
Income from operations	17,947	17,292	31,423	31,533
Interest income, net	29	71	73	140
Other income (expense), net	27	34	(48)	13
Income before taxes	18,003	17,397	31,448	31,686
Income tax provision	6,873	6,034	11,919	10,501
Net income	$11,130	$11,363	$19,529	$21,185
Earnings per share:
Basic	$0.21	$0.21	$0.36	$0.38
Diluted	$0.20	$0.20	$0.36	$0.38
Cash dividends declared per common share:	$0.11	$0.09	$0.11	$0.09
Weighted average shares outstanding:
Basic	54,208,362	55,004,175	54,205,657	55,036,281
Diluted	54,669,763	55,568,212	54,714,604	55,603,979

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2014	54,042	$216	$—	$173,843	$174,059
Net income	—	—	—	19,529	19,529
Stock options exercised and restricted	498	2	4,984	—	4,986
stock awards vested, including tax benefits
Share-based compensation	—	—	1,281	—	1,281
Stock repurchased and retired	(276)	(1)	(6,265)	(178)	(6,444)
Dividends	—	—	—	(5,982)	(5,982)
Balances at June 30, 2015	54,264	$217	$—	$187,212	$187,429

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2015	2014
Operating Activities	(in thousands)
Net income	$19,529	$21,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,599	5,719
Amortization of bond premiums	106	389
Provision for losses on accounts receivable, net of adjustments	(102)	(8)
Provision for excess and obsolete inventories, net	59	156
Share-based compensation	1,281	984
Excess tax benefits from stock options exercised and restricted stock awards vested	(2,452)	(680)
Gain on disposition of assets	(25)	(24)
Foreign currency transaction loss	53	—
Interest income on note receivable	(16)	(20)
Deferred income taxes	(563)	(1,961)
Changes in assets and liabilities:
Accounts receivable	(1,286)	(13,824)
Income tax receivable	1,636	1,753
Inventories	(9,623)	(4,624)
Prepaid expenses and other	(446)	(525)
Accounts payable	(1,030)	3,422
Deferred revenue	136	378
Accrued liabilities	(867)	5,185
Net cash provided by operating activities	11,989	17,505
Investing Activities
Capital expenditures	(9,304)	(5,903)
Proceeds from sale of property, plant and equipment	30	29
Investment in certificates of deposits	—	(9,220)
Maturities of certificates of deposits	4,658	3,904
Purchases of investments held to maturity	—	(5,955)
Maturities of investments	9,201	6,539
Proceeds from called investments	504	1,269
Principal payments from note receivable	28	35
Net cash provided by (used in) investing activities	5,117	(9,302)
Financing Activities
Stock options exercised	2,534	632
Excess tax benefits from stock options exercised and restricted stock awards vested	2,452	680
Repurchase of stock	(6,444)	(5,116)
Net cash used in financing activities	(1,458)	(3,804)
Net increase in cash and cash equivalents	15,648	4,399
Cash and cash equivalents, beginning of period	21,952	12,085
Cash and cash equivalents, end of period	$37,600	$16,484

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017; however, in July 2015 the FASB approved a one-year deferral, deferring the effective date for us to January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We do not expect ASU 2014-09 will have a material effect on our consolidated financial statements and notes thereto.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $14.1 million and $12.7 million for the three months ended June 30, 2015 and 2014, respectively. The amount of payments to our Representatives were $28.1 million and $24.6 million for the six months ended June 30, 2015 and 2014, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $6.7 million and $11.4 million in certificates of deposit at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the certificates of deposit bear interest ranging from 0.35% to 0.60% per annum and have various maturities ranging from less than six months to approximately 13 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $6.2 million of corporate notes and bonds with original maturities ranging from less than three months to approximately 13 months. The investments have moderate risk with S&P ratings ranging from AA- to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of
June 30, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2015:	(in thousands)
Current assets:
Investments held to maturity	$6,101	$—	$(9)	$6,092
Non current assets:
Investments held to maturity	75	—	—	75
Total	$6,176	$—	$(9)	$6,167
December 31, 2014:
Current assets:
Investments held to maturity	$11,972	$—	$(7)	$11,965
Non current assets:
Investments held to maturity	4,015	—	(16)	3,999
Total	$15,987	$—	$(23)	$15,964

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Accounts receivable	$45,549	$44,263
Less: Allowance for doubtful accounts	(69)	(171)
Total, net	$45,480	$44,092

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$112	$63	$171	$193
Provisions for losses on accounts receivables, net of recoveries	(43)	115	(94)	(15)
Accounts receivable written off	—	7	(8)	7
Balance, end of period	$69	$185	$69	$185

5.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$43,647	$34,153
Work in process	1,945	2,262
Finished goods	2,363	1,917
	47,955	38,332
Less: Allowance for excess and obsolete inventories	(773)	(714)
Total, net	$47,182	$37,618

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$755	$583	$714	$579
Provisions for excess and obsolete inventories	18	152	59	156
Inventories written off	—	—	—	—
Balance, end of period	$773	$735	$773	$735

6.  Supplemental Cash Flow Information

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$—	$—
Income taxes paid	$6,643	$9,850	10,846	10,533

Non-cash investing and financing activities:
Non-cash capital expenditures	(102)	262	(173)	264
Dividends declared	5,982	4,779	5,982	4,779

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

Changes in the warranty accrual are as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Warranty accrual:	(in thousands)
Balance, beginning of period	$8,105	$7,448	$8,130	$7,352
Payments made	(1,117)	(1,242)	(2,003)	(2,135)
Provisions	1,104	1,569	1,965	2,558
Balance, end of period	$8,092	$7,775	$8,092	$7,775

Warranty expense:	$1,104	$1,569	$1,965	$2,558

8.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Warranty	$8,092	$8,130
Due to representatives	9,510	10,188
Payroll	3,266	3,153
Profit sharing	2,029	2,016
Worker's compensation	322	535
Medical self-insurance	527	532
Customer prepayments	1,933	1,639
Donations	600	1,600
Employee benefits and other	4,476	3,550
Total	$30,755	$31,343

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at June 30, 2015 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at June 30, 2015 and December 31, 2014. The termination date of the revolving credit facility is July 27, 2016.

As of June 30, 2015, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At June 30, 2015, our tangible net worth was $187.4 million and met the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.33 to 1, and met the requirement of not being above 2 to 1. Our working capital was $105.7 million and met the requirement of being at or above $40.0 million.

10.  Income Taxes

Income tax expense for each of the three months ended June 30, 2015 and 2014 was $6.9 million, or 38.2% of pre-tax income, and $6.0 million, or 34.7% of pre-tax income, respectively. Income tax expense for each of the six months ended June 30, 2015 and 2014 was $11.9 million, or 37.9% of pre-tax income, and $10.5 million, or 33.1% of pre-tax income, respectively. The Company’s estimated annual 2015 effective tax rate is approximately 37.9%. This differs from the U.S. federal statutory rate of 35% due principally to items such as state and local income taxes, the federal domestic activities deduction and state income tax credits. The Company's income tax expense for the six months ended June 30, 2014 was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns.

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

The compensation cost related to unvested stock options not yet recognized as of June 30, 2015 is $1.5 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2015 and 2014 using a Black Scholes Model:

	Six months ended
	June 30, 2015	June 30, 2014
Director and Officers:
Expected dividend rate	$0.18	N/A
Expected volatility	44.14%	N/A
Risk-free interest rate	1.97%	N/A
Expected life (in years)	8	N/A

Employees:
Expected dividend rate	$0.18	$0.16
Expected volatility	44.14%	45.77%
Risk-free interest rate	2.05%	2.40%
Expected life (in years)	8	8

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

The following is a summary of stock options vested and exercisable as of June 30, 2015:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.31-$7.18	221,842	4.08	$5.74	$3,722
$7.44-$8.17	15,300	5.94	7.65	227
$8.65-$23.57	181,970	6.85	8.94	2,472
Total	419,112	5.35	$7.20	$6,421

The following is a summary of stock options vested and exercisable as of June 30, 2014:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$3.21-$6.89	472,028	3.62	$5.04	$8,171
$7.13-$8.17	56,175	6.92	7.25	848
$8.65-$19.27	196,298	6.79	8.76	2,668
Total	724,501	4.73	$6.22	$11,687

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,235,150	$8.16
Granted	62,605	22.93
Exercised	(398,805)	6.35
Forfeited or Expired	(17,260)	11.82
Outstanding at June 30, 2015	881,690	$9.95
Exercisable at June 30, 2015	419,112	$7.20

The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $6.8 million and $1.3 million, respectively. The cash received from options exercised during the six months ended June 30, 2015 and 2014 was $2.5 million and $0.6 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Since 2007, as part of the LTIP, the Compensation Committee of the Board of Directors has authorized and issued restricted stock awards to directors and key employees. Restricted stock awards granted to directors vest one-third each year. All other restricted stock awards vest at a rate of 20% per year. The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At June 30, 2015, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	414,846	$16.76
Granted	114,538	22.32
Vested	(70,459)	15.32
Forfeited	(15,512)	18.54
Unvested at June 30, 2015	443,413	$18.36

A summary of share-based compensation is as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Grant date fair value of awards during the period:	(in thousands)
Options	$—	$68	$657	$188
Restricted stock	834	2,765	2,556	3,035
Total	$834	$2,833	$3,213	$3,223

Share-based compensation expense:
Options	$246	$312	$398	$520
Restricted stock	597	260	883	464
Total	$843	$572	$1,281	$984

Income tax benefit related to share-based compensation:
Options	$1,160	$160	$2,236	$484
Restricted stock	194	164	216	196
Total	$1,354	$324	$2,452	$680

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

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except share and per share data)
Numerator:
Net income	$11,130	$11,363	$19,529	$21,185
Denominator:
Basic weighted average shares	54,208,362	55,004,175	54,205,657	55,036,281
Effect of dilutive stock options and restricted stock	461,401	564,037	508,947	567,698
Diluted weighted average shares	54,669,763	55,568,212	54,714,604	55,603,979
Earnings per share:
Basic	$0.21	$0.21	$0.36	$0.38
Diluted	$0.20	$0.20	$0.36	$0.38
Anti-dilutive shares:
Shares	145,136	18,445	134,625	19,448

13. Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 2.9 million shares) of our outstanding stock from time to time in open market transactions. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. Since the inception of the program, we repurchased a total of approximately 2.6 million shares for an aggregate price of $31.5 million, or an average price of $11.97 per share. We purchased the shares at current market prices. No repurchases were made under the program for the six months ended June 30, 2015 and 2014.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through June 30, 2015, we repurchased approximately 5.3 million shares for an aggregate price of $45.4 million, or an average price of $8.58 per share. We purchased the shares at current market prices. For each of the six months ended June 30, 2015 and 2014, we repurchased approximately 0.3 million and 0.2 million shares, respectively.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through June 30, 2015, we repurchased approximately 1.8 million shares for an aggregate price of $14.5 million, or an average price of $7.94 per share. We purchased the shares at current market prices. For each of the six months ended June 30, 2015 and 2014 we repurchased approximately 0.01 million and 0.05 million shares under this program.

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

On May 19, 2015, the Board of Directors declared a regular semi-annual cash dividend of $0.11 per share, to stockholders of record at the close of business on June 12, 2015, the record date. The dividends were paid on July 1, 2015.

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

We are party to short-term, cancellable and non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivatives instruments because they meet the normal purchases and sales exemption. We had no material contractual purchase agreements as of June 30, 2015 or December 31, 2014.

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, self-contained units and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $7.0 million of our total net sales for the six months just ended and $11.3 million of our sales during the same period of 2014.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2014 through the second quarter of 2015 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the six months ended June 30, 2015, the price for aluminum and stainless steel increased by approximately 12.5% and 2.8%, respectively, from the six months ended June 30, 2014. The price for copper and galvanized steel decreased by approximately 7.7% and 2.2%, respectively, for the same period.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall unit sales in 2015 have increased approximately 4.8% as compared to 2014.

•	Our SG&A Expense as a percent of sales decreased for both the quarter and six months.

•	Our portfolio of investments continues to mature, resulting in an increase in cash and cash equivalents of approximately $15.6 million in 2015.

Results of Operations

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Units Sold

	Three Months Ended June 30,
	2015	2014

Rooftop Units	3,858	3,913
Split Systems	1,025	762
Outdoor Mechanical Rooms	14	38
Total Units	4,897	4,713

Net Sales

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(in thousands, except unit data)
Net sales	$90,275	$92,310	$(2,035)	(2.2)%
Total units	4,897	4,713	184	3.9%

The decrease in net sales was due to slight changes in the product mix of units sold.

Cost of Sales

	Three Months Ended June 30,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Cost of sales	$63,158	$64,434	70.0%	69.8%
Gross Profit	27,117	27,876	30.0%	30.2%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales decreased overall due to the corresponding decrease in sales.

Twelve-month average raw material cost per pound as of June 30:

	2015	2014	% Change

Copper	$3.86	$4.18	(7.7)%
Galvanized Steel	$0.45	$0.46	(2.2)%
Stainless Steel	$1.47	$1.43	2.8%
Aluminum	$1.71	$1.52	12.5%

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Warranty	$1,104	$1,569	1.2%	1.7%
Profit Sharing	2,029	1,957	2.2%	2.1%
Salaries & Benefits	2,685	2,795	3.0%	3.0%
Stock Compensation	620	422	0.7%	0.5%
Advertising	190	504	0.2%	0.5%
Depreciation	237	217	0.3%	0.2%
Insurance	304	338	0.3%	0.4%
Professional Fees	360	411	0.4%	0.4%
Donations	(155)	1,049	(0.2)%	1.1%
Other	1,826	1,322	2.0%	1.4%
Total SG&A	9,200	10,584	10.2%	11.5%

The overall decrease in SG&A was primarily due to the $1.0 million donation made in 2014, along with a decrease in warranty expense, offset by an increase in sales taxes to certain states.

Income Taxes

	Three Months Ended June 30,		Effective Tax Rate
	2015	2014	2015	2014
	(in thousands)
Income tax provision	$6,873	$6,034	38.2%	34.7%

The Company’s estimated annual 2015 effective tax rate is expected to be approximately 37.9%. Based on the forecasted effective rate for 2015, the Company expects increases due to state income taxes and lower domestic manufacturing deductions compared to this same period in 2014.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Units Sold

	Six Months Ended June 30,
	2015	2014

Rooftop Units	7,181	7,011
Split Systems	1,618	1,341
Outdoor Mechanical Rooms	31	70
Total Units	8,830	8,422

Net Sales

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(in thousands, except unit data)
Net sales	$167,043	$168,677	$(1,634)	(1.0)%
Total units	8,830	8,422	408	4.8%

The decrease in net sales was due to an increase in overall units sold, offset by a decrease in the average price per unit.

Cost of Sales

	Six Months Ended June 30,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Cost of sales	$118,128	$118,955	70.7%	70.5%
Gross Profit	48,915	49,722	29.3%	29.5%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales decreased overall due to the corresponding decrease in sales.

Twelve-month average raw material cost per pound as of June 30:

	2015	2014	% Change

Copper	$3.86	$4.18	(7.7)%
Galvanized Steel	$0.45	$0.46	(2.2)%
Stainless Steel	$1.47	$1.43	2.8%
Aluminum	$1.71	$1.52	12.5%

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Warranty	$1,965	$2,558	1.2%	1.5%
Profit Sharing	3,552	3,568	2.1%	2.1%
Salaries & Benefits	5,120	5,236	3.1%	3.1%
Stock Compensation	927	688	0.6%	0.4%
Advertising	392	630	0.2%	0.4%
Depreciation	466	439	0.3%	0.3%
Insurance	609	611	0.4%	0.4%
Professional Fees	1,002	974	0.6%	0.6%
Donations	(44)	1,105	—%	0.7%
Other	3,528	2,404	2.1%	1.4%
Total SG&A	17,517	18,213	10.5%	10.8%

The overall decrease in SG&A was primarily due to a non-recurring $1.0 million donation made in 2014, along with a decrease in warranty expense and advertising, offset by an increase in stock compensation and sales taxes to certain states.

Income Taxes

	Six Months Ended June 30,		Effective Tax Rate
	2015	2014	2015	2014
	(in thousands)
Income tax provision	$11,919	$10,501	37.9%	33.1%

The Company’s estimated annual 2015 effective tax rate is expected to be approximately 37.9%. The Company's income tax expense for the six months ended June 30, 2014 was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns. Based on the forecasted effective rate for 2015, the Company expects increases due to state income taxes and lower domestic manufacturing deductions compared to this same period in 2014.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and short-term investments increased $9.9 million from December 31, 2014 to June 30, 2015 and totaled $49.9 million at June 30, 2015; while long-term investments decreased $8.7 million, from $9.3 million to $0.6 million, respectively.

Under the line of credit, there was one standby letter of credit of $0.8 million as of June 30, 2015. At June 30, 2015, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at June 30, 2015 and December 31, 2014. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The termination date of the revolving credit facility is July 27, 2016.

At June 30, 2015, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At June 30, 2015, our tangible net worth was $187.4 million, which meets the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.33 to 1.0 which meets the requirement of not being above 2 to 1. Our working capital was $105.7 million, which meets the requirement of being at or above $40.0 million.

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

On May 19, 2015, the Board of Directors declared a regular semi-annual cash dividend of $0.11 per share, to stockholders of record at the close of business on June 12, 2015, the record date. The dividends were paid on July 1, 2015.

We repurchased shares of stock from the open market, our employees’ 401(k) savings investment plan, option exercises of our directors and officers, and vested restricted stock from employees, directors and officers in the amount of $6.4 million for 0.3 million shares and $5.1 million for 0.3 million shares during the six months ended June 30, 2015 and 2014, respectively. We repurchased the shares at current market prices.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2015 and 2014. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Six months ended June 30,
	2015	2014
	(in thousands)
Operating Activities
Net Income	$19,529	$21,185
Income statement adjustments, net	3,940	4,555
Changes in assets and liabilities:
Accounts receivable	(1,286)	(13,824)
Income tax receivable	1,636	1,753
Inventories	(9,623)	(4,624)
Prepaid expenses and other	(446)	(525)
Accounts payable	(1,030)	3,422
Deferred revenue	136	378
Accrued liabilities	(867)	5,185
Net cash provided by operating activities	11,989	17,505
Investing Activities
Capital expenditures	(9,304)	(5,903)
Purchases of investments	—	(15,175)
Maturities of investments and proceeds from called investments	14,363	11,712
Other	58	64
Net cash provided by (used in) investing activities	5,117	(9,302)
Financing Activities
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	4,986	1,312
Repurchase of stock	(6,444)	(5,116)
Net cash used in financing activities	$(1,458)	$(3,804)

Cash Flows Provided by Operating Activities

The decrease in cash flows from operations is primarily due to purchases of inventories as the Company enters the high demand portion of the year; faster payment to vendors and representatives; and better collections resulting in days sales outstanding of approximately 46 days as compared to approximately 52 days for the same period last year.

Cash Flows Provided by (Used in) Investing Activities

Our portfolio of investments continues to mature with no reinvestment activity. Capital expenditures have increased for production growth. The capital expenditure program for 2015 is estimated to be approximately $22.0 million.

Cash Flows Used in Financing Activities

Options exercised by employees increased substantially as compared to last year, which increased the related excess tax benefits as well. Buyback activity was relatively consistent for both periods, with the change in amounts primarily driven by the increase in the stock price as compared to the same period last year.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase agreements as of June 30, 2015.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2015.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (2.9 million shares) of the Company's outstanding stock. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. We repurchased a total of approximately 2.6 million shares under this program for an aggregate price of $31.5 million, or an average price of $11.97 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through June 30, 2015, we repurchased approximately 5.3 million shares for an aggregate price of $45.4 million, or an average price of $8.58 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through June 30, 2015, we repurchased approximately 1.8 million shares for an aggregate price of $14.5 million, or an average price of $7.94 per share. We purchased the shares at current market prices.

Repurchases during the second quarter of 2015 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2015	30,621	$24.13	30,621	—
May 2015	40,259	23.71	40,259	—
June 2015	73,974	23.63	73,974	—
Total	144,854	$23.76	144,854	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 4A.  Submission of Matters to a Vote of Security Holders.

On May 19, 2015, the Company held its Annual Meeting. At the Annual Meeting, the Company's stockholders (i) elected each of the nominees listed below to the Company's Board of Directors to serve until the 2018 Annual Meeting of Stockholders or until their respective successors are elected and qualified and (ii) ratified the selection of Grant Thornton, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2015. The final results for the votes regarding each proposal are set forth below.

(i) The voting results with respect to the election of each director were as follows:

Nominees:	For	Against	Withheld	Broker Non-Votes
Norman H. Asbjornson	46,392,971	—	1,056,025	4,488,334
Gary D. Fields	47,022,592	—	426,404	4,488,334

(ii) The voting results with respect to the ratification of the selection of Grant Thornton, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2015 were as follows:

For	Against	Abstain	Broker Non-Votes
50,561,098	1,305,590	70,642	—

Item 5.  Other Information.

On May 19, 2015, the Board of Directors declared a regular semi-annual cash dividend of $0.11 per share, to stockholders of record at the close of business on June 12, 2015, the record date. The dividends were paid on July 1, 2015.

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

AAON, INC.

Dated: August 6, 2015	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: August 6, 2015	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer