Form 10-Q
period 2015-09-30
AAON INC
filed 2015-11-02
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Yes                                             No     ✓

As of October 29, 2015, registrant had outstanding a total of 54,092,842 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2015	December 31, 2014
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$29,863	$21,952
Certificates of deposit	10,800	6,098
Investments held to maturity at amortized cost	8,266	11,972
Accounts receivable, net	45,825	44,092
Income tax receivable	2,172	2,569
Note receivable	24	30
Inventories, net	41,052	37,618
Prepaid expenses and other	763	609
Deferred tax assets	6,155	6,143
Total current assets	144,920	131,083
Property, plant and equipment:
Land	2,233	2,233
Buildings	67,580	64,938
Machinery and equipment	136,952	127,968
Furniture and fixtures	10,746	10,388
Total property, plant and equipment	217,511	205,527
Less: Accumulated depreciation	121,215	113,605
Property, plant and equipment, net	96,296	91,922
Certificates of deposit	2,120	5,280
Investments held to maturity at amortized cost	11,072	4,015
Note receivable	690	817
Total assets	$255,098	$233,117

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	7,759	11,370
Accrued liabilities	34,482	31,343
Total current liabilities	42,241	42,713
Deferred revenue	689	1,006
Deferred tax liabilities	12,689	13,677
Donations	1,108	1,662
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 54,139,246 and 54,041,829	217	216
issued and outstanding at September 30, 2015 and December 31, 2014, respectively
Additional paid-in capital	—	—
Retained earnings	198,154	173,843
Total stockholders' equity	198,371	174,059
Total liabilities and stockholders' equity	$255,098	$233,117
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Net sales	$94,360	$102,917	$261,403	$271,594
Cost of sales	64,175	69,567	182,303	188,522
Gross profit	30,185	33,350	79,100	83,072
Selling, general and administrative expenses	10,062	13,830	27,579	32,043
Gain on disposal of assets	(34)	—	(59)	(24)
Income from operations	20,157	19,520	51,580	51,053
Interest income, net	14	55	87	195
Other expense, net	(58)	(43)	(106)	(30)
Income before taxes	20,113	19,532	51,561	51,218
Income tax provision	6,862	7,092	18,781	17,593
Net income	$13,251	$12,440	$32,780	$33,625
Earnings per share:
Basic	$0.24	$0.23	$0.61	$0.61
Diluted	$0.24	$0.22	$0.60	$0.61
Cash dividends declared per common share:	$—	$—	$0.11	$0.09
Weighted average shares outstanding:
Basic	54,209,942	54,905,288	54,160,649	54,851,911
Diluted	54,579,590	55,484,043	54,623,163	55,423,294

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2014	54,042	$216	$—	$173,843	$174,059
Net income	—	—	—	32,780	32,780
Stock options exercised and restricted	516	2	4,855	—	4,857
stock awards vested, including tax benefits
Share-based compensation	—	—	2,076	—	2,076
Stock repurchased and retired	(419)	(1)	(6,931)	(2,504)	(9,436)
Dividends	—	—	—	(5,965)	(5,965)
Balances at September 30, 2015	54,139	$217	$—	$198,154	$198,371

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2015	2014
Operating Activities	(in thousands)
Net income	$32,780	$33,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,587	8,660
Amortization of bond premiums	168	561
Provision for losses on accounts receivable, net of adjustments	(48)	(59)
Provision for excess and obsolete inventories, net	(111)	223
Share-based compensation	2,076	1,578
Excess tax benefits from stock options exercised and restricted stock awards vested	(2,217)	(908)
Gain on disposition of assets	(59)	(24)
Foreign currency transaction loss	114	36
Interest income on note receivable	(23)	(30)
Deferred income taxes	(1,000)	(4,361)
Changes in assets and liabilities:
Accounts receivable	(1,685)	(15,663)
Income tax receivable	2,614	1,981
Inventories	(3,323)	(5,323)
Prepaid expenses and other	(154)	(486)
Accounts payable	(3,801)	5,982
Deferred revenue	138	591
Accrued liabilities and donations	2,130	12,761
Net cash provided by operating activities	36,186	39,144
Investing Activities
Capital expenditures	(12,775)	(13,567)
Proceeds from sale of property, plant and equipment	63	30
Investment in certificates of deposits	(6,200)	(9,940)
Maturities of certificates of deposits	4,658	6,745
Purchases of investments held to maturity	(14,183)	(6,880)
Maturities of investments	9,907	8,891
Proceeds from called investments	757	2,525
Principal payments from note receivable	42	52
Net cash used in investing activities	(17,731)	(12,144)
Financing Activities
Stock options exercised	2,640	908
Excess tax benefits from stock options exercised and restricted stock awards vested	2,217	908
Repurchase of stock	(9,436)	(17,309)
Cash dividends paid to stockholders	(5,965)	(4,773)
Net cash used in financing activities	(10,544)	(20,266)
Net increase in cash and cash equivalents	7,911	6,734
Cash and cash equivalents, beginning of period	21,952	12,085
Cash and cash equivalents, end of period	$29,863	$18,819

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, with the issuance of ASU 2015-14, the FASB amended the effective date for us to January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We do not expect ASU 2014-09 will have a material effect on our consolidated financial statements and notes thereto.

In October 2015, the FASB voted to ratify proposed ASU 2015-210, requiring presentation of deferred tax assets and liabilities as non-current in a classified balance sheet. The ASU becomes effective in the annual reporting period beginning after December 31, 2016, including interim reporting periods. Early adoption is allowed as of the beginning of any interim or annual reporting period. The standard permits the use of the retrospective or prospective transition method. We will early adopt the standard effective October 1, 2015, for the interim and annual reporting periods ending December 31, 2015 and apply the retrospective transition method. We do not expect the ASU will have a material effect on our consolidated financial statements and notes thereto.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $14.4 million and $17.7 million for the three months ended September 30, 2015 and 2014, respectively. The amount of payments to our Representatives were $42.5 million and $42.3 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $12.9 million and $11.4 million in certificates of deposit at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the certificates of deposit bear interest ranging from 0.25% to 0.90% per annum and have various maturities ranging from less than 2 months to approximately 18 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $19.3 million of corporate notes and bonds with original maturities ranging from less than 1 month to approximately 18 months. The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of
September 30, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
September 30, 2015:	(in thousands)
Current assets:
Investments held to maturity	$8,266	$7	$—	$8,273
Non current assets:
Investments held to maturity	11,072	—	(5)	11,067
Total	$19,338	$7	$(5)	$19,340
December 31, 2014:
Current assets:
Investments held to maturity	$11,972	$—	$(7)	$11,965
Non current assets:
Investments held to maturity	4,015	—	(16)	3,999
Total	$15,987	$—	$(23)	$15,964

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Accounts receivable	$45,948	$44,263
Less: Allowance for doubtful accounts	(123)	(171)
Total, net	$45,825	$44,092

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$69	$185	$171	$193
Provisions for losses on accounts receivables, net of recoveries	54	(51)	(40)	(66)
Accounts receivable written off	—	—	(8)	7
Balance, end of period	$123	$134	$123	$134

5.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$36,571	$34,153
Work in process	2,684	2,262
Finished goods	2,400	1,917
	41,655	38,332
Less: Allowance for excess and obsolete inventories	(603)	(714)
Total, net	$41,052	$37,618

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$773	$735	$714	$579
Provisions for excess and obsolete inventories	(35)	67	24	223
Inventories written off	(135)	—	(135)	—
Balance, end of period	$603	$802	$603	$802

6.  Supplemental Cash Flow Information

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Supplemental disclosures:	(in thousands)
Income taxes paid	$6,321	$7,864	$17,167	$18,397

Non-cash investing and financing activities:
Non-cash capital expenditures	(17)	(149)	(190)	115

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

Changes in the warranty accrual are as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Warranty accrual:	(in thousands)
Balance, beginning of period	$8,092	$7,775	$8,130	$7,352
Payments made	(1,130)	(1,159)	(3,133)	(3,294)
Provisions	1,289	1,645	3,254	4,203
Balance, end of period	$8,251	$8,261	$8,251	$8,261

Warranty expense:	$1,289	$1,645	$3,254	$4,203

8.  Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Warranty	$8,251	$8,130
Due to representatives	9,438	10,188
Payroll	5,421	3,153
Profit sharing	2,263	2,016
Worker's compensation	355	535
Medical self-insurance	1,302	532
Customer prepayments	1,990	1,639
Donations	600	1,600
Employee benefits and other	4,862	3,550
Total	$34,482	$31,343

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at September 30, 2015 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at September 30, 2015 and December 31, 2014. The termination date of the revolving credit facility is July 27, 2016.

As of September 30, 2015, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At September 30, 2015, our tangible net worth was $198.4 million and met the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.29 to 1, and met the requirement of not being above 2 to 1. Our working capital was $102.7 million and met the requirement of being at or above $40.0 million.

10.  Income Taxes

Income tax expense for each of the three months ended September 30, 2015 and 2014 was $6.9 million, or 34.1% of pre-tax income, and $7.1 million, or 36.3% of pre-tax income, respectively. Income tax expense for each of the nine months ended September 30, 2015 and 2014 was $18.8 million, or 36.4% of pre-tax income, and $17.6 million, or 34.3% of pre-tax income, respectively. The Company’s estimated annual 2015 effective tax rate is approximately 36.7%. This differs from the U.S. federal statutory rate of 35% due principally to items such as state and local income taxes, the federal domestic activities deduction and state income tax credits. The Company's income tax expense for the three months ended September 30, 2015 is lower than expected due to return to provision adjustments. The Company's income tax expense for the nine months ended September 30, 2014 was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns.

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

The compensation cost related to unvested stock options not yet recognized as of September 30, 2015 is $1.4 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2015 and 2014 using a Black Scholes Model:

	Nine months ended
	September 30, 2015	September 30, 2014
Director and Officers:
Expected dividend rate	$0.18	N/A
Expected volatility	44.14%	N/A
Risk-free interest rate	1.97%	N/A
Expected life (in years)	8	N/A

Employees:
Expected dividend rate	$0.18	$0.25
Expected volatility	44.13%	45.56%
Risk-free interest rate	2.05%	2.40%
Expected life (in years)	8	8

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

The following is a summary of stock options vested and exercisable as of September 30, 2015:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.31-$7.18	261,442	4.11	$5.93	$3,516
$7.44-$8.17	17,550	5.84	7.72	205
$8.65-$23.57	176,895	6.71	9.04	1,830
Total	455,887	5.18	$7.20	$5,551

The following is a summary of stock options vested and exercisable as of September 30, 2014:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$3.21-$6.89	459,684	3.48	$5.10	$5,492
$7.13-$8.17	82,450	6.81	7.26	804
$8.65-$21.14	192,627	6.36	8.76	1,590
Total	734,761	4.61	$6.30	$7,886

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,235,150	$8.16
Granted	62,605	22.93
Exercised	(411,905)	6.41
Forfeited or Expired	(28,705)	13.63
Outstanding at September 30, 2015	857,145	$9.89
Exercisable at September 30, 2015	455,887	$7.20

The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $7.0 million and $1.8 million, respectively. The cash received from options exercised during the nine months ended September 30, 2015 and 2014 was $2.6 million and $0.9 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At September 30, 2015, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	414,846	$16.76
Granted	127,038	22.18
Vested	(84,563)	14.68
Forfeited	(22,614)	18.48
Unvested at September 30, 2015	434,707	$18.66

A summary of share-based compensation is as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Grant date fair value of awards during the period:	(in thousands)
Options	$—	$119	$657	$307
Restricted stock	262	343	2,818	3,378
Total	$262	$462	$3,475	$3,685

Share-based compensation expense:
Options	$203	$181	$601	$701
Restricted stock	592	413	1,475	877
Total	$795	$594	$2,076	$1,578

Income tax benefit related to share-based compensation:
Options	$(123)	$188	$2,113	$672
Restricted stock	(112)	40	104	236
Total	$(235)	$228	$2,217	$908

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

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except share and per share data)
Numerator:
Net income	$13,251	$12,440	$32,780	$33,625
Denominator:
Basic weighted average shares	54,209,942	54,905,288	54,160,649	54,851,911
Effect of dilutive stock options and restricted stock	369,648	578,755	462,514	571,383
Diluted weighted average shares	54,579,590	55,484,043	54,623,163	55,423,294
Earnings per share:
Basic	$0.24	$0.23	$0.61	$0.61
Diluted	$0.24	$0.22	$0.60	$0.61
Anti-dilutive shares:
Shares	138,661	29,132	135,971	22,676

13. Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 2.9 million shares) of our outstanding stock from time to time in open market transactions. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. In October 2015, the Board authorized $25.0 million for use under the Company's stock buyback program. Since the inception of the program, we repurchased a total of approximately 2.6 million shares for an aggregate price of $31.5 million, or an average price of $11.97 per share. We purchased the shares at current market prices. For each of the nine months ended September 30, 2015 and 2014, we repurchased 0.0 million and 0.5 million shares, respectively.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through September 30, 2015, we repurchased approximately 5.4 million shares for an aggregate price of $48.4 million, or an average price of $8.90 per share. We purchased the shares at current market prices. For each of the nine months ended September 30, 2015 and 2014, we repurchased approximately 0.4 million and 0.3 million shares, respectively.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through September 30, 2015, we repurchased approximately 1.8 million shares for an aggregate price of $14.6 million, or an average price of $7.97 per share. We purchased the shares at current market prices. For each of the nine months ended September 30, 2015 and 2014, we repurchased approximately 0.02 million and 0.05 million shares under this program.

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

On October 29, 2015, the Board of Directors declared a regular semi-annual cash dividend of $0.11 per share, to stockholders of record at the close of business on December 2, 2015, the record date. The dividends will be paid on December 23, 2015.

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

We are party to short-term, cancellable and non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivatives instruments because they meet the normal purchases and sales exemption. We had no material contractual purchase agreements as of September 30, 2015 or December 31, 2014.

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, self-contained units and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $11.1 million of our total net sales for the nine months just ended and $16.4 million of our sales during the same period of 2014.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2014 through the third quarter of 2015 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the nine months ended September 30, 2015, the price for aluminum increased by approximately 9.7%, respectively, from the nine months ended September 30, 2014. The price for copper, stainless steel and galvanized steel decreased by approximately 10.6%, 5.4% and 6.4%, respectively, for the same period.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall sales decreased due to a continued change in product mix, resulting in a decreased average price per unit sold.

•	SG&A as a percentage of sales is down 2.7% and 1.2% for the three and nine months ended September 30, 2015 as compared to the same periods in 2014, respectively.

•	Our backlog increased from $54.8 million at September 30, 2014 to $60.4 million at September 30, 2015.

•	We remain debt free with cash and investments of $62.1 million at September 30, 2015.

Results of Operations

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Units Sold

	Three Months Ended September 30,
	2015	2014

Rooftop Units	3,934	4,058
Split Systems	883	736
Outdoor Mechanical Rooms	11	28
Total Units	4,828	4,822

Net Sales

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(in thousands, except unit data)
Net sales	$94,360	$102,917	$(8,557)	(8.3)%
Total units	4,828	4,822	6	0.1%

Sales decreased primarily due to shifts in our product mix. The Company sold more of its condensing units, which are part of our split systems products, and less of our larger rooftop units.

Cost of Sales

	Three Months Ended September 30,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Cost of sales	$64,175	$69,567	68.0%	67.6%
Gross Profit	30,185	33,350	32.0%	32.4%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales decreased overall due to the corresponding decrease in sales.

Twelve-month average raw material cost per pound as of September 30:

	2015	2014	% Change

Copper	$3.70	$4.14	(10.6)%
Galvanized Steel	$0.44	$0.47	(6.4)%
Stainless Steel	$1.39	$1.47	(5.4)%
Aluminum	$1.70	$1.55	9.7%

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Warranty	$1,289	$1,645	1.4%	1.6%
Profit Sharing	2,265	2,195	2.4%	2.1%
Salaries & Benefits	2,722	3,764	2.9%	3.7%
Stock Compensation	579	417	0.6%	0.4%
Advertising	259	241	0.3%	0.2%
Depreciation	245	216	0.3%	0.2%
Insurance	305	274	0.3%	0.3%
Professional Fees	419	524	0.4%	0.5%
Donations	447	2,935	0.5%	2.9%
Other	1,532	1,619	1.6%	1.6%
Total SG&A	10,062	13,830	10.7%	13.4%

The overall decrease in SG&A was primarily due to the non-recurring donations made in 2014, along with a decrease in salaries and benefits. In 2014, the Company recorded $2.8 million of non-recurring donations during the quarter.

Income Taxes

	Three Months Ended September 30,		Effective Tax Rate
	2015	2014	2015	2014
	(in thousands)
Income tax provision	$6,862	$7,092	34.1%	36.3%

The Company’s estimated annual 2015 effective tax rate is expected to be approximately 36.7%. The effective tax rate for the three months ended September 30, 2015 is lower than expected due to return to provision adjustments.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Units Sold

	Nine Months Ended September 30,
	2015	2014

Rooftop Units	11,115	11,069
Split Systems	2,501	2,077
Outdoor Mechanical Rooms	42	98
Total Units	13,658	13,244

Net Sales

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(in thousands, except unit data)
Net sales	$261,403	$271,594	$(10,191)	(3.8)%
Total units	13,658	13,244	414	3.1%

The decrease in net sales was due to shifts in product mix, causing a decrease in the average price per unit.

Cost of Sales

	Nine Months Ended September 30,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Cost of sales	$182,303	$188,522	69.7%	69.4%
Gross Profit	79,100	83,072	30.3%	30.6%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales decreased overall due to the corresponding decrease in sales.

Twelve-month average raw material cost per pound as of September 30:

	2015	2014	% Change

Copper	$3.70	$4.14	(10.6)%
Galvanized Steel	$0.44	$0.47	(6.4)%
Stainless Steel	$1.39	$1.47	(5.4)%
Aluminum	$1.70	$1.55	9.7%

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Warranty	$3,254	$4,203	1.2%	1.5%
Profit Sharing	5,817	5,763	2.2%	2.1%
Salaries & Benefits	7,842	9,000	3.0%	3.3%
Stock Compensation	1,506	1,105	0.6%	0.4%
Advertising	651	871	0.2%	0.3%
Depreciation	711	655	0.3%	0.2%
Insurance	914	885	0.3%	0.3%
Professional Fees	1,421	1,498	0.5%	0.6%
Donations	403	4,040	0.2%	1.5%
Other	5,060	4,023	1.9%	1.5%
Total SG&A	27,579	32,043	10.6%	11.8%

The overall decrease in SG&A was primarily due to the non-recurring donations made in 2014, along with a decrease in warranty expense and salaries and benefits, offset by an increase in stock compensation and other expense. The Company had non-recurring donations of $3.8 million for the nine months ended September 30, 2014. In 2015, other expense increased due to sales taxes to certain states.

Income Taxes

	Nine Months Ended September 30,		Effective Tax Rate
	2015	2014	2015	2014
	(in thousands)
Income tax provision	$18,781	$17,593	36.4%	34.3%

The Company’s estimated annual 2015 effective tax rate is expected to be approximately 36.7%. The Company's income tax expense for the nine months ended September 30, 2014 was decreased by $0.7 million due to a change in method of accounting for state investment credits to recognize them as each annual portion of the credit becomes available for use on tax returns.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and short-term investments increased $8.9 million from December 31, 2014 to September 30, 2015 and totaled $48.9 million at September 30, 2015; while long-term investments increased $3.9 million, from $9.3 million to $13.2 million, respectively.

Under the line of credit, there was one standby letter of credit of $0.8 million as of September 30, 2015. At September 30, 2015, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at September 30, 2015 and December 31, 2014. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The termination date of the revolving credit facility is July 27, 2016.

At September 30, 2015, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At September 30, 2015, our tangible net worth was $198.4 million, which meets the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.29 to 1.0 which meets the requirement of not being above 2 to 1. Our working capital was $102.7 million, which meets the requirement of being at or above $40.0 million.

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

On October 29, 2015, the Board of Directors declared a regular semi-annual cash dividend of $0.11 per share, to stockholders of record at the close of business on December 2, 2015, the record date. The dividends will be paid on December 23, 2015.

We repurchased shares of stock from the open market, our employees’ 401(k) savings investment plan, option exercises of our directors and officers, and vested restricted stock from employees, directors and officers in the amount of $9.4 million for 0.4 million shares and $17.3 million for 0.9 million shares during the nine months ended September 30, 2015 and 2014, respectively. We repurchased the shares at current market prices.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2015 and 2014. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Nine months ended September 30,
	2015	2014
	(in thousands)
Operating Activities
Net Income	$32,780	$33,625
Income statement adjustments, net	7,487	5,676
Changes in assets and liabilities:
Accounts receivable	(1,685)	(15,663)
Income tax receivable	2,614	1,981
Inventories	(3,323)	(5,323)
Prepaid expenses and other	(154)	(486)
Accounts payable	(3,801)	5,982
Deferred revenue	138	591
Accrued liabilities	2,130	12,761
Net cash provided by operating activities	36,186	39,144
Investing Activities
Capital expenditures	(12,775)	(13,567)
Purchases of investments	(20,383)	(16,820)
Maturities of investments and proceeds from called investments	15,322	18,161
Other	105	82
Net cash provided used in investing activities	(17,731)	(12,144)
Financing Activities
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	4,857	1,816
Repurchase of stock	(9,436)	(17,309)
Cash dividends paid to stockholders	(5,965)	(4,773)
Net cash used in financing activities	$(10,544)	$(20,266)

Cash Flows Provided by Operating Activities

The decrease in cash flows from operations is primarily due to faster payment to vendors and representatives offset by better collections resulting in days sales outstanding of approximately 48 days as compared to approximately 55 days for the same period last year.

Cash Flows Provided by (Used in) Investing Activities

We made significant purchases of investments in the current quarter. Capital expenditures have remained relatively constant with the prior year. The capital expenditure program for 2015 is estimated to be approximately $22.0 million.

Cash Flows Used in Financing Activities

Options exercised by employees increased substantially as compared to last year, which increased the related excess tax benefits as well. Buyback activity was greater in the prior year with approximately $9.8 million in open market purchases made in the third quarter of 2014. Cash dividends increased as compared to the prior year based upon the $0.02 per share increase in the May dividend as compared to 2014.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase agreements as of September 30, 2015.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2015.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (2.9 million shares) of the Company's outstanding stock. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. In October 2015, the Board authorized $25.0 million for use under the Company's stock buyback program. We repurchased a total of approximately 2.6 million shares under this program for an aggregate price of $31.5 million, or an average price of $11.97 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through September 30, 2015, we repurchased approximately 5.4 million shares for an aggregate price of $48.4 million, or an average price of $8.90 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through September 30, 2015, we repurchased approximately 1.8 million shares for an aggregate price of $14.6 million, or an average price of $7.97 per share. We purchased the shares at current market prices.

Repurchases during the third quarter of 2015 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2015	43,860	$22.60	43,860	—
August 2015	53,761	21.19	53,761	—
September 2015	45,508	19.90	45,508	—
Total	143,129	$21.21	143,129	—

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

AAON, INC.

Dated: November 2, 2015	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: November 2, 2015	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer