Form 10-K
period 2015-12-31
AAON INC
filed 2016-02-25
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
 [ ]  Yes        [X]  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2015 was $919.4 million.

As of February 19, 2016, registrant had outstanding a total of 53,049,365 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 24, 2016, are incorporated into Part III.

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

PART I

Item 1.  Business.

General Development and Description of Business

AAON, Inc., a Nevada corporation, ("AAON Nevada") was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation, and AAON Coil Products, Inc., a Texas corporation. Unless the context otherwise requires, references in this Annual Report to “AAON,” the “Company”, “we”, “us”, “our”, or “ours” refer to AAON Nevada and our subsidiaries.

We are engaged in the manufacture and sale of air conditioning and heating equipment consisting of rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal heat pumps, self-contained units and coils.

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market. Foreign sales accounted for approximately $14.6 million, $19.9 million and $17.5 million of our sales in 2015, 2014 and 2013, respectively.

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

Based on our 2015 sales of $358.6 million, we estimate that we have approximately a 12-13% share of the greater than five ton rooftop market and a 1-2% share of the less than five ton market. Approximately 55% of our sales were generated from the renovation and replacement markets and 45% from new construction. The percentage of sales for new construction vs. replacement to particular customers is related to the customer’s stage of development.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished products consist of a single unit system containing heating and cooling in a self-contained cabinet, referred to in the industry as "unitary products”. Our other finished products are chillers, packaged outdoor mechanical rooms, coils, air handling units, condensing units, makeup air units, energy recovery units, rooftop units and geothermal heat pumps.

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

We manufacture a LF Series chiller, air-cooled, a LN Series chiller, air-cooled, and a LZ Series chiller and packaged outdoor mechanical room, which are available in both air-cooled condensing and evaporative-cooled configurations, covering a range of four to 540 tons. BL Series boiler outdoor mechanical rooms are also available with 400-6,000 MBH heating capacity. FZ Series fluid cooler outdoor mechanical rooms are also available with a range of 50 to 450 tons.

We offer four groups of condensing units: the CB Series, two to five tons; the CF Series, two to 70 tons; the CN Series, 55 to 140 tons; and the CL Series, 45 to 230 tons.

Our air handling units consist of the indoor F1, H3 and V3 Series and the modular M2 and M3 Series, as well as air handling unit configurations of the RQ, RN, RL and SA Series units.

Our energy recovery option applicable to our RQ, RN and RL units, as well as our V3, M2 and M3 Series air handling units, respond to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. Our products are designed to compete on the higher quality end of standardized products.

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

A typical commercial building installation requires one ton of air conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air conditioning, which can involve multiple units.

Major Customers

One customer accounted for 10% or more of our sales during 2015. No customer accounted for 10% or more of our sales during 2014 or 2013.

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

Representatives

We employ a sales staff of 37 individuals and utilize approximately 88 independent manufacturer representatives' organizations (“Representatives”) having 113 offices to market our products in the United States and Canada. We also have one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, and Longview, Texas, plants to the job site.

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

All of our Research and Development ("R&D") activities are self-sponsored, rather than customer-sponsored. R&D activities have involved the RQ, RN and RL (rooftop units), F1, H3, V3, M2 and M3 (air handling units), LF, LN and LZ (chillers), CB, CF and CN (condensing units), SA and SB (self-contained units), FZ (fluid coolers) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development. We incurred research and development expenses of approximately $7.5 million, $6.3 million and $5.2 million in 2015, 2014 and 2013, respectively.

Backlog

Our backlog as of February 1, 2016 was approximately $52.3 million compared to approximately $49.5 million as of February 1, 2015. The current backlog consists of orders considered by management to be firm and generally are filled on average within approximately 60 to 90 days after an order is deemed to become firm; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation. Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $30 million and had a zero balance at December 31, 2015. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

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

Employees

As of February 19, 2016, we employed 1,676 permanent employees. Our employees are not represented by unions. Management considers its relations with our employees to be good.

Patents, Trademarks, Licenses and Concessions

We do not consider any patents, trademarks, licenses or concessions to be material to our business operations, other than patents issued regarding our energy recovery wheel option, blower, gas-fired heat exchanger, evaporative-cooled condenser de-superheater and low leakage damper which have terms of 20 years with expiration dates ranging from 2016 to 2033.

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

We self-insure for employee health insurance and workers’ compensation insurance coverage up to a predetermined level, beyond which we maintain stop-loss insurance from a third-party insurer for claims over $200,000 and $750,000 for employee health insurance claims and workers' compensation insurance claims, respectively. Our aggregate exposure varies from year to year based upon the number of participants in our insurance plans. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Our accruals for insurance reserves reflect these estimates and other management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we self-insure increases, it could cause a material and adverse change to our reserves for self-insurance liabilities, as well as to our earnings.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2015, we own all of our facilities, consisting of approximately 1.55 million square feet of space for office, manufacturing, warehouse, assembly operations and parts sales in Tulsa, Oklahoma, and Longview, Texas. We believe that our facilities are well maintained and are in good condition and suitable for the conduct of our business.

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

Our manufacturing area is in heavy industrial type buildings, with some coverage by overhead cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the facilities consists primarily of automated sheet metal fabrication equipment, supplemented by presses. Assembly lines consist of seven cart-type conveyor lines with variable line speed adjustment, which are motor driven. Subassembly areas and production line manning are based upon line speed.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "AAON". The table below summarizes the intraday high and low reported sale prices for our common stock for the past two fiscal years. As of the close of business on February 19, 2016, there were 1,120 holders of record of our common stock.

Quarter Ended	High	Low

March 31, 2014	$18.87	$18.30
June 30, 2014	$22.43	$21.82
September 30, 2014	$17.58	$17.00
December 31, 2014	$22.75	$22.35

March 31, 2015	$24.71	$20.85
June 30, 2015	$24.95	$22.39
September 30, 2015	$23.23	$19.12
December 31, 2015	$25.15	$19.19

At the discretion of the Board of Directors we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment. Future cash dividends will be dependent on cash flows and results of operations.

On May 21, 2013, we declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 2, 2013. Stockholders of record at the close of business on June 13, 2013 received one additional share for every two shares they held as of that date. In addition, on May 21, 2013, we approved a semi-annual cash dividend of $0.06 per share, to the holders of our outstanding Common Stock as of the close of business on June 13, 2013, the record date. Those dividends were paid on July 2, 2013.

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

On October 29, 2015, the Board of Directors declared a regular semi-annual cash dividend of $0.11 per share, to stockholders of record at the close of business on December 2, 2015, the record date. The dividends were paid on December 23, 2015.

The following is a summary of our share-based compensation plans as of December 31, 2015:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 1992 stock option plan	29,482	$4.43	—
The 2007 Long-Term Incentive Plan	418,889	$7.76	439,702

Repurchases during the fourth quarter of 2015 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2015	51,780	$20.92	51,780	—
November 2015	635,058	24.30	635,058	—
December 2015	470,340	23.80	470,340	—
Total	1,157,178	$23.94	1,157,178	—

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return, the NASDAQ Composite and a peer group of U.S. industrial manufacturing companies in the air conditioning, ventilation, and heating exchange equipment markets from December 31, 2010 through December 31, 2015. The graph assumes that $100 was invested at the close of trading December 31, 2010, with reinvestment of dividends. Our peer group includes Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc., and United Technologies Corporation. This table is not intended to forecast future performance of our Common Stock.

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

	Years Ended December 31,
Results of Operations:	2015	2014	2013	2012		2011
	(in thousands, except per share data)
Net sales	$358,632	$356,322	$321,140	$303,114		$266,220
Net income	$45,728	$44,158	$37,547	$27,449		$13,986
Earnings per share:
Basic	$0.85	$0.81	$0.68	$0.50		$0.25
Diluted	$0.84	$0.80	$0.68	$0.49		$0.25
Cash dividends declared per common share:	$0.22	$0.18	$0.13	$0.16	(1)	$0.11
(1) Includes special dividend of $0.05 per common share paid on December 24, 2012.

	December 31,
Financial Position at End of Fiscal Year:	2015	2014	2013	2012	2011
	(in thousands)
Working capital	$80,800	$82,227	$72,515	$47,428	$41,177
Total assets	232,854	226,974	210,665	189,000	174,458
Long-term and current debt	—	—	—	—	4,575
Total stockholders’ equity	178,918	174,059	164,106	138,136	122,504

Use of Non-GAAP Financial Measure
To supplement the Company’s consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), an additional non-GAAP financial measure is provided and reconciled in the following table. The Company believes that this non-GAAP financial measure, when considered together with the GAAP financial measures, provide information that is useful to investors in understanding period-over-period operating results. The Company believes that this non-GAAP financial measure enhances the ability of investors to analyze the Company’s business trends and operating performance.

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

The following table provides a reconciliation of net income (GAAP) to EBITDAX (non-GAAP) for the periods indicated:

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net Income, a GAAP measure	$45,728	$44,158	$37,547	$27,449	$13,986
Depreciation	11,741	11,553	12,312	13,407	11,397
Amortization of bond premiums	266	688	790	155	156
Share-based compensation	2,891	2,178	1,763	1,294	680
Interest (income) expense	(427)	(964)	(1,011)	(197)	23
Income tax expense	25,611	24,088	18,747	16,868	7,527
EBITDAX, a non-GAAP measure	$85,810	$81,701	$70,148	$58,976	$33,769

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal heat pumps, self-contained units and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2015 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. For the year ended December 31, 2015, the prices for copper, galvanized steel and stainless steel decreased approximately 13.0%, 10.6% and 13.9%, respectively, from a year ago, while the price for aluminum increased 1.8% from a year ago. For the year ended December 31, 2014, the price for copper decreased approximately 5.1%, while the prices for galvanized steel, stainless steel, and aluminum increased 2.2%, 3.4% and 8.6%, respectively, from 2013.

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

The following are highlights of our results of operations, cash flows, and financial condition:

•	We spent $21.0 million in capital expenditures in 2015, an increase of $4.9 million from the $16.1 million spent in 2014, to increase our production capacity and efficiency.

•	We paid cash dividends of $11.9 million in 2015 compared to $9.7 million in 2014.

•	We reinstated open market repurchases of our stock, repurchasing slightly more than 1.0 million shares for nearly $25.0 million from the open market in the last two months of 2015.

Results of Operations

Units sold for years ended December 31:

	2015	2014	2013

Rooftop Units	15,134	14,587	13,969
Split Systems	3,385	2,622	2,604
Outdoor Mechanical Rooms	57	114	93
Total Units	18,576	17,323	16,666

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

Net Sales

	Years Ending December 31,
	2015	2014	$ Change	% Change
	(in thousands, except unit data)
Net sales	$358,632	$356,322	$2,310	0.6%
Total units	18,576	17,323	1,253	7.2%

Net sales remained relatively stable while we saw an increase in our total units sold. Most of the increase in our units sold came from our Longview facility which have a lower average price per unit.

Cost of Sales

	Years Ending December 31,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Cost of sales	$249,951	$248,059	69.7%	69.6%
Gross Profit	108,681	108,263	30.3%	30.4%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.

Twelve month average raw material cost per pound as of December 31:

	Years Ending December 31,
	2015	2014	% Change

Copper	$3.54	$4.07	(13.0)%
Galvanized Steel	$0.42	$0.47	(10.6)%
Stainless Steel	$1.30	$1.51	(13.9)%
Aluminum	$1.67	$1.64	1.8%

Selling, General and Administrative Expenses

	Years Ending December 31,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Warranty	$4,317	$4,874	1.2%	1.4%
Profit Sharing	8,037	7,781	2.2%	2.2%
Salaries & Benefits	11,078	11,638	3.1%	3.3%
Stock Compensation	2,082	1,520	0.6%	0.4%
Advertising	1,191	1,015	0.3%	0.3%
Depreciation	930	878	0.3%	0.2%
Insurance	1,153	1,160	0.3%	0.3%
Professional Fees	1,794	1,986	0.5%	0.6%
Donations	452	4,202	0.1%	1.2%
Other	6,404	5,508	1.8%	1.5%
Total SG&A	$37,438	$40,562	10.4%	11.4%

The decrease in SG&A is primarily due to the non-recurring donations in 2014, along with a decrease in warranty expense as a result of continued improvements in quality control, offset by an increase in other expense. In 2015, other expense increased due to sales taxes to certain states.

Income Taxes

	Years Ending December 31,		Effective Tax Rate
	2015	2014	2015	2014
	(in thousands)
Income tax provision	$25,611	$24,088	35.9%	35.3%

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

Net Sales

	Years Ending December 31,
	2014	2013	$ Change	% Change
	(in thousands, except unit data)
Net sales	$356,322	$321,140	$35,182	11.0%
Total units	17,323	16,666	657	3.9%

The increase in net sales was the result of the favorable reception to our new products and increased market share. Because of our wide product mix and flexibility of features within each product, overall net sales increased approximately 11.0%. We estimate that approximately 5.5% of the net sales increase was related to increases in the average sales price due to changes in product mix and price increases and the other 3.9% was related to increased unit sales.

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

The increase in SG&A is primarily due to an additional $4.0 million in charitable donations, higher profit sharing expense as a result of higher operating income before income taxes and increased compensation costs in 2014. these increases were offset by a decrease in warranty expense as a result of improvement in quality control.

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

Our cash and cash equivalents decreased $14.0 million from December 31, 2014 to December 31, 2015. As of December 31, 2015, we had $7.9 million in cash and cash equivalents.

As of December 31, 2015, we had certificates of deposit of $12.0 million and investments held to maturity at amortized cost of $17.5 million. These certificates of deposit had maturity dates of less than one month to approximately 15 months. The investments held to maturity at amortized cost had maturity dates of less than one month to approximately 15 months.

On July 25, 2014 we renewed our line of credit with BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). The revolving line of credit matures on July 27, 2016. We expect to renew our line of credit in July 2016 with favorable terms. Under the line of credit, there was one standby letter of credit of $0.8 million as of December 31, 2015. At December 31, 2015 we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

As of December 31, 2015 and 2014, there were no outstanding balances under the revolving credit facility. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The weighted average interest rate was 2.6% and 2.7% for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At December 31, 2015, our tangible net worth was $178.9 million, which meets the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1. Our working capital was $80.8 million, which meets the requirement of being at or above $40.0 million.

We repurchased shares of stock from the open market, from employees’ 401(k) savings investment plan, option exercises of our directors and officers and vested restricted stock from employees, directors and officers in the amount of $37.1 million for 1.6 million shares, $29.3 million for 1.5 million shares and $8.2 million for 0.6 million shares in 2015, 2014 and 2013, respectively. We repurchased the shares at current market prices.

For the years ended December 31, 2015, 2014 and 2013 we paid cash dividends of $11.9 million, $9.7 million and $7.4 million, respectively.

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2016 and the foreseeable future.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows used in financing activities for the years indicated.

	2015	2014	2013
	(in thousands)
Operating Activities
Net Income	$45,728	$44,158	$37,547
Income statement adjustments, net	13,805	10,915	12,892
Changes in assets and liabilities:
Accounts receivable	(5,884)	(5,007)	4,662
Income tax receivable	312	(257)	464
Inventories	(1,059)	(5,613)	231
Prepaid expenses and other	76	(305)	436
Accounts payable	(5,109)	3,512	(5,197)
Deferred revenue	189	782	615
Accrued liabilities	4,852	4,094	1,942
Net cash provided by operating activities	52,910	52,279	53,592
Investing Activities
Capital expenditures	(20,967)	(16,127)	(9,041)
Purchases of investments	(20,863)	(16,820)	(31,383)
Maturities of investments and proceeds from called investments	18,519	26,536	8,937
Other	117	382	161
Net cash used in investing activities	(23,194)	(6,029)	(31,326)
Financing Activities
(Payments) borrowings under revolving credit facility, net	—	—	—
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	5,240	2,557	2,310
Repurchase of stock	(37,143)	(29,284)	(8,222)
Cash dividends paid to stockholders	(11,857)	(9,656)	(7,428)
Net cash used in financing activities	$(43,760)	$(36,383)	$(13,340)

Cash Flows from Operating Activities

Cash flows from operating activities have remained relatively consistent in 2015 with 2014 and 2013.

Cash Flows from Investing Activities

Capital expenditures increased in 2015 as compared to 2014 and were primarily related to investments in additional manufacturing and production equipment to support our growth and improve efficiencies.

The capital expenditure program for 2016 is estimated to be approximately $32.7 million. The increase in capital expenditures is primarily due to construction projects related to our new research and development lab. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows from Financing Activities

We continued to increase our buyback activity in 2015 compared to prior years, resulting in approximately $25.0 million in open market repurchases of our stock in 2015.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Agreements

We had no material contractual purchase agreements as of December 31, 2015.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Taxes, which requires presentation of deferred tax assets and liabilities as non-current in a classified balance sheet. The ASU becomes effective in the annual reporting period beginning after December 31, 2016, including interim reporting periods. Early adoption is allowed as of the beginning of any interim or annual reporting period. The standard permits the use of the retrospective or prospective transition method. We have early adopted the standard effective October 1, 2015, for the interim and annual reporting periods ending December 31, 2015 and have applied the retrospective transition method. The following table displays the prior period quantitative effects on the consolidated balance sheets:

December 31, 2014	As Reported	As Restated
	(in thousands)
Deferred tax assets	$6,143	$—
Total current assets	131,083	124,940
Total assets	233,117	226,974
Deferred tax liabilities	13,677	7,534
Total liabilities and stockholders' equity	233,117	226,974

There are no prior period quantitative effects on the consolidated statements of income, stockholders' equity or cash flows.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which will address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU becomes effective in the annual reporting period beginning after December 31, 2017, including interim reporting periods. We do not expect ASU 2016-01 will have a material effect on our consolidated financial statements and notes thereto.

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

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
February 25, 2016

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2015	2014
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$7,908	$21,952
Certificates of deposit	10,080	6,098
Investments held to maturity at amortized cost	12,444	11,972
Accounts receivable, net	50,024	44,092
Income tax receivable	4,702	2,569
Note receivable	23	30
Inventories, net	38,499	37,618
Prepaid expenses and other	533	609
Total current assets	124,213	124,940
Property, plant and equipment:
Land	2,233	2,233
Buildings	68,806	64,938
Machinery and equipment	143,100	127,968
Furniture and fixtures	11,270	10,388
Total property, plant and equipment	225,409	205,527
Less: Accumulated depreciation	124,348	113,605
Property, plant and equipment, net	101,061	91,922
Certificates of deposit	1,880	5,280
Investments held to maturity at amortized cost	5,039	4,015
Note receivable, long-term	661	817
Total assets	$232,854	$226,974

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	6,178	11,370
Accrued liabilities	37,235	31,343
Total current liabilities	43,413	42,713
Deferred revenue	698	1,006
Deferred tax liabilities	8,706	7,534
Donations	1,119	1,662
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued
Common stock, $.004 par value, 100,000,000 shares authorized, 53,012,363 and 54,041,829 issued and outstanding at December 31, 2015 and 2014, respectively	212	216
Additional paid-in capital	—	—
Retained earnings	178,706	173,843
Total stockholders' equity	178,918	174,059
Total liabilities and stockholders' equity	$232,854	$226,974

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ending December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net sales	$358,632	$356,322	$321,140
Cost of sales	249,951	248,059	231,348
Gross profit	108,681	108,263	89,792
Selling, general and administrative expenses	37,438	40,562	33,989
Gain on disposal of assets	(59)	(305)	(22)
Income from operations	71,302	68,006	55,825
Interest income, net	161	276	221
Other (expense) income, net	(124)	(36)	248
Income before taxes	71,339	68,246	56,294
Income tax provision	25,611	24,088	18,747
Net income	$45,728	$44,158	$37,547
Earnings per share:
Basic	$0.85	$0.81	$0.68
Diluted	$0.84	$0.80	$0.68
Cash dividends declared per common share:	$0.22	$0.18	$0.13
Weighted average shares outstanding:
Basic	54,045,841	54,809,319	55,119,150
Diluted	54,481,484	55,369,016	55,587,381

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2012	55,166	$221	$—	$137,915	$138,136
Net income	—	—	—	37,547	37,547
Stock options exercised and restricted	435	2	2,308	—	2,310
stock awards granted, including tax benefits
Share-based compensation	—	—	1,763	—	1,763
Stock repurchased and retired	(534)	(2)	(4,071)	(4,149)	(8,222)
Dividends	—	—	—	(7,428)	(7,428)
Balance at December 31, 2013	55,067	221	—	163,885	164,106
Net income	—	—	—	44,158	44,158
Stock options exercised and restricted	463	1	2,556	—	2,557
stock awards granted, including tax benefits
Share-based compensation	—	—	2,178	—	2,178
Stock repurchased and retired	(1,488)	(6)	(4,734)	(24,544)	(29,284)
Dividends	—	—	—	(9,656)	(9,656)
Balance at December 31, 2014	54,042	216	—	173,843	174,059
Net income	—	—	—	45,728	45,728
Stock options exercised and restricted	546	2	5,238	—	5,240
stock awards granted, including tax benefits
Share-based compensation	—	—	2,891	—	2,891
Stock repurchased and retired	(1,576)	(6)	(8,129)	(29,008)	(37,143)
Dividends	—	—	—	(11,857)	(11,857)
Balance at December 31, 2015	53,012	$212	$—	$178,706	$178,918

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ending December 31,
	2015	2014	2013
Operating Activities	(in thousands)
Net income	$45,728	$44,158	$37,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,741	11,553	12,312
Amortization of bond premiums	266	688	790
Provision for losses on accounts receivable, net of adjustments	(48)	(22)	141
Provision for excess and obsolete inventories	178	135	243
Share-based compensation	2,891	2,178	1,763
Excess tax benefits from stock options exercised and restricted stock awards vested	(2,445)	(1,239)	(843)
Gain on disposition of assets	(59)	(305)	(22)
Foreign currency transaction loss	139	74	67
Interest income on note receivable	(30)	(36)	(40)
Deferred income taxes	1,172	(2,111)	(1,594)
Write-off of note receivable	—	—	75
Changes in assets and liabilities:
Accounts receivable	(5,884)	(5,007)	4,662
Income tax receivable	312	(257)	464
Inventories	(1,059)	(5,613)	231
Prepaid expenses and other	76	(305)	436
Accounts payable	(5,109)	3,512	(5,197)
Deferred revenue	189	782	615
Accrued liabilities	4,852	4,094	1,942
Net cash provided by operating activities	52,910	52,279	53,592
Investing Activities
Capital expenditures	(20,967)	(16,127)	(9,041)
Proceeds from sale of property, plant and equipment	63	319	92
Investment in certificates of deposits	(6,680)	(9,940)	(9,108)
Maturities of certificates of deposits	6,098	9,310	3,600
Purchases of investments held to maturity	(14,183)	(6,880)	(22,275)
Maturities of investments	11,408	14,197	2,005
Proceeds from called investments	1,013	3,029	3,332
Principal payments from note receivable	54	63	69
Net cash used in investing activities	(23,194)	(6,029)	(31,326)
Financing Activities
Borrowings under revolving credit facility	—	—	8,325
Payments under revolving credit facility	—	—	(8,325)
Stock options exercised	2,795	1,318	1,467
Excess tax benefits from stock options exercised and restricted stock awards vested	2,445	1,239	843
Repurchase of stock	(37,143)	(29,284)	(8,222)
Cash dividends paid to stockholders	(11,857)	(9,656)	(7,428)
Net cash used in financing activities	(43,760)	(36,383)	(13,340)
Net (decrease) increase in cash and cash equivalents	(14,044)	9,867	8,926
Cash and cash equivalents, beginning of year	21,952	12,085	3,159
Cash and cash equivalents, end of year	$7,908	$21,952	$12,085

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

1.  Business Description

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation and AAON Coil Products, Inc., a Texas corporation (collectively, the "Company"). The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries.

We are engaged in the manufacture and sale of air conditioning and heating equipment consisting of rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal heat pumps, self-contained units and coils.

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

Investments

Certificates of Deposit

We held $12.0 million and $11.4 million in certificates of deposit at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, the certificates of deposit bear interest ranging from 0.25% to 0.90% per annum and have various maturities ranging from less than one month to approximately 15 months.

Investments Held to Maturity

At December 31, 2015, our investments held to maturity were comprised of $17.5 million of corporate notes and bonds with various maturities ranging from less than one month to approximately 15 months. The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity at December 31, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
December 31, 2015:	(in thousands)
Current assets:
Investments held to maturity	$12,444	$—	$(16)	$12,428
Non current assets:
Investments held to maturity	5,039	—	(17)	5,022
Total	$17,483	$—	$(33)	$17,450
December 31, 2014:
Current assets:
Investments held to maturity	$11,972	$—	$(7)	$11,965
Non current assets:
Investments held to maturity	4,015	—	(16)	3,999
Total	$15,987	$—	$(23)	$15,964

We evaluate these investments for other-than-temporary impairments on a quarterly basis. We do not believe there was an other-than-temporary impairment for our investments at December 31, 2015 or 2014.

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

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 4%, 6% and 5% of revenues for the years ended December 31, 2015, 2014 and 2013, respectively. One customer accounted for 10% or more of our sales during 2015. No customer accounted for 10% or more of our sales during 2014 or 2013. No customer accounted for 5% or more of our accounts receivable balance at December 31, 2015 or 2014.

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

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2015, 2014, and 2013 research and development costs amounted to approximately $7.5 million, $6.3 million, and $5.2 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2015, 2014, and 2013 was approximately $1.2 million, $1.0 million, and $0.9 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2015, 2014 and 2013 shipping and handling fees amounted to approximately $9.6 million, $8.5 million, and $7.9 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. We establish accruals for unrecognized tax positions when it is more likely than not that our tax return positions may not be fully sustained. The Company records a valuation allowance for deferred tax assets when, in the opinion of management, it is more likely than not that deferred tax assets will not be realized.

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

We are responsible for billings and collections resulting from all sales transactions, including those initiated by our Representatives. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and could contain an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. These additional products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”). All are associated with the purchase of a HVAC unit but may be provided by the Representative or another third party. The Company is under no obligation related to Third Party Products.

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer. The amount of payments to our representatives was $55.4 million, $59.7 million, and $63.0 million for each of the years ended December 31, 2015, 2014, and 2013, respectively.

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

3. Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	December 31,
	2015	2014
	(in thousands)
Accounts receivable	$50,139	$44,263
Less: Allowance for doubtful accounts	(115)	(171)
Total, net	$50,024	$44,092

	Years Ending December 31,
	2015	2014	2013
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$171	$193	$52
Provisions for losses on accounts receivables, net of adjustments	(48)	—	141
Accounts receivable written off, net of recoveries	(8)	(22)	—
Balance, end of period	$115	$171	$193

4. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2015	2014
	(in thousands)
Raw materials	$33,853	$34,153
Work in process	2,522	2,262
Finished goods	2,881	1,917
	39,256	38,332
Less: Allowance for excess and obsolete inventories	(757)	(714)
Total, net	$38,499	$37,618

	Years Ending December 31,
	2015	2014	2013
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$714	$579	$363
Provisions for excess and obsolete inventories	178	135	243
Inventories written off	(135)	—	(27)
Balance, end of period	$757	$714	$579

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

We evaluate the note for impairment on a quarterly basis. We determine the note receivable to be impaired if we are uncertain of its collectability based on the contractual terms. At December 31, 2015 and 2014, there was no impairment.

6.  Supplemental Cash Flow Information

	Years Ending December 31,
	2015	2014	2013
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$1
Income taxes paid, net	24,125	26,456	19,884
Non-cash investing and financing activities:
Non-cash capital expenditures	83	(79)	71
Trade-in of equipment	—	—	315

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

Changes in the warranty accrual are as follows:

	Years Ending December 31,
	2015	2014	2013
Warranty accrual:	(in thousands)
Balance, beginning of period	$8,130	$7,352	$5,776
Payments made	(3,978)	(4,096)	(4,448)
Provisions	4,317	4,874	6,005
Adjustments related to changes in estimates	—	—	19
Balance, end of period	$8,469	$8,130	$7,352

Warranty expense:	$4,317	$4,874	$6,024

8. Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	December 31,
	2015	2014
	(in thousands)
Warranty	$8,469	$8,130
Due to representatives	10,597	10,188
Payroll	3,954	3,153
401(k) Contributions	3,054	104
Profit sharing	2,220	2,016
Workers' compensation	366	535
Medical self-insurance	676	532
Customer prepayments	2,895	1,639
Donations	600	1,600
Employee benefits and other	4,404	3,446
Total	$37,235	$31,343

9. Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). Under the line of credit, there was one standby letter of credit totaling $0.8 million as of December 31, 2015. Borrowings available under the revolving credit facility at December 31, 2015, were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. As of December 31, 2015 and 2014, we had no balance outstanding under our revolving credit facility. At December 31, 2015 and 2014, the weighted average interest rate was 2.6% and 2.7%, respectively.

At December 31, 2015, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At December 31, 2015 our tangible net worth was $178.9 million, which meets the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0, which meets the requirement of not being above 2 to 1. Our working capital was $80.8 million which meets the requirement of being at or above $40.0 million.

Effective July 25, 2014, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2016.

10.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ending December 31,
	2015	2014	2013
	(in thousands)
Current	$24,439	$26,199	$20,341
Deferred	1,172	(2,111)	(1,594)
	$25,611	$24,088	$18,747

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ending December 31,
	2015	2014	2013

Federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	5%	5%	4%
Domestic manufacturing deduction	(3)%	(4)%	(4)%
Other	(1)%	(1)%	(2)%
	36%	35%	33%

Other primarily relates to certain domestic credits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred income tax assets (liabilities):
Accounts receivable and inventory reserves	$351	$355
Warranty accrual	3,405	3,263
Other accruals	1,248	1,238
Share-based compensation	1,099	707
Donations	691	1,309
Other, net	986	888
Total deferred income tax assets	7,780	7,760
Property & equipment	(16,486)	(15,294)
Total deferred income tax liabilities	$(16,486)	$(15,294)
Net deferred income tax liabilities	$(8,706)	$(7,534)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Taxes, which requires presentation of deferred tax assets and liabilities as non-current in a classified balance sheet. The ASU becomes effective in the annual reporting period beginning after December 31, 2016, including interim reporting periods. Early adoption is allowed as of the beginning of any interim or annual reporting period. The standard permits the use of the retrospective or prospective transition method. We have early adopted the standard effective October 1, 2015, for the interim and annual reporting periods ending December 31, 2015 and have applied the retrospective transition method. The following table displays the prior period quantitative effects on the consolidated balance sheets:

December 31, 2014	As Reported	As Restated
	(in thousands)
Deferred tax assets	$6,143	$—
Total current assets	131,083	124,940
Total assets	233,117	226,974
Deferred tax liabilities	13,677	7,534
Total liabilities and stockholders' equity	233,117	226,974

There are no prior period quantitative effects on the consolidated statements of income, stockholders' equity or cash flows.

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2012 to present, and to non-U.S. income tax examinations for the tax years of 2011 to present. In addition, we are subject to state and local income tax examinations for the tax years 2011 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

On January 2, 2013 the ATRA was signed into law. Some of the provisions were retroactive to January 1, 2012, including the extension of certain tax credits. Had the ATRA had been enacted prior to January 1, 2013, our overall tax expense for 2013 would have been approximately $0.5 million higher. This was recorded as a reduction in expense in the first quarter of 2013. The Company also had a change in estimate related to the recoverability of certain 2012 tax credits that was recorded in the first quarter of 2013 for approximately $0.6 million. This change in estimate was the result of additional and better information. Had the ATRA impact and the change in estimate been booked in 2012 instead of 2013, our overall effective tax rate would have been approximately 35.3% for the year ended December 31, 2013.

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

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2015 is $2.4 million and is expected to be recognized over a weighted-average period of 2.05 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2015, 2014 and 2013 using a Black Scholes-Merton Model:

	2015	2014	2013

Director and Officers:
Expected dividend yield	$0.18	N/A	$0.08
Expected volatility	44.14%	N/A	47.08%
Risk-free interest rate	1.97%	N/A	1.55%
Expected life (in years)	8	N/A	7
Employees:
Expected dividend yield	$0.22	$0.14	$0.08
Expected volatility	42.71%	44.85%	45.92%
Risk-free interest rate	1.41%	2.26%	1.40%
Expected life (in years)	8	8	8

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

The following is a summary of stock options vested and exercisable as of December 31, 2015:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.31 - 8.65	421,237	4.89	$7.04	$6,814
$8.70 - 22.76	27,134	7.82	15.31	215
$23.57 - 23.57	—	0.00	—	—
Total	448,371	5.07	$7.54	$7,029

The following is a summary of stock options vested and exercisable as of December 31, 2014:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$3.21 - 6.89	411,553	3.46	$5.16	$7,113
$7.13 - 8.17	81,050	6.54	7.27	1,226
$8.65 - 21.14	175,527	6.53	8.76	2,392
Total	668,130	4.64	$6.36	$10,731

The following is a summary of stock options vested and exercisable as of December 31, 2013:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$3.21 - 6.89	422,003	4.09	$4.85	$6,941
$7.13 - 8.17	63,225	7.45	7.24	889
$8.65 - 9.34	97,887	8.38	8.65	1,238
Total	583,115	5.17	$5.75	$9,068

A summary of option activity under the plan is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2014	1,233,911	$8.16
Granted	363,895	22.79
Exercised	(435,562)	6.42
Forfeited or Expired	(31,334)	14.02
Outstanding at December 31, 2015	1,130,910	$13.38
Exercisable at December 31, 2015	448,371	$7.54

The total intrinsic value of options exercised during December 31, 2015, 2014 and 2013 was $7.4 million, $2.8 million and $2.7 million, respectively. The cash received from options exercised during December 31, 2015, 2014 and 2013 was $2.8 million, $1.3 million and $1.5 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At December 31, 2015, unrecognized compensation cost related to unvested restricted stock awards was approximately $4.7 million which is expected to be recognized over a weighted average period of 1.99 years.

A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2014	414,846	$16.76
Granted	134,346	22.22
Vested	(115,885)	15.61
Forfeited	(23,284)	18.46
Unvested at December 31, 2015	410,023	$18.78

A summary of share-based compensation is as follows for the years ending December 31, 2015, 2014 and 2013:

	2015	2014	2013
Grant date fair value of awards during the period:	(in thousands)
Options	$3,685	$817	$841
Restricted stock	2,985	5,024	2,306
Total	$6,670	$5,841	$3,147

	2015	2014	2013
Share-based compensation expense:	(in thousands)
Options	$833	$898	$1,170
Restricted stock	2,058	1,280	593
Total	$2,891	$2,178	$1,763

	2015	2014	2013
Income tax benefit related to share-based compensation:	(in thousands)
Options	$2,165	$979	$715
Restricted stock	280	260	128
Total	$2,445	$1,239	$843

12. Employee Benefits

Defined Contribution Plan - 401(k) - We sponsor a defined contribution plan (“the Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase.

Under the Plan, through September 30, 2013, the Company contributed a specified percentage of each eligible employee’s compensation. In addition, the Company contributed 1.5% of eligible payroll to the Plan each year. Effective October 1, 2013, the Plan was amended such that the Company contributes 3% of eligible payroll to the Plan for each employee and matches 100% up to 6% of employee contributions of eligible compensation. We contribute in the form of cash and direct the investment to shares of AAON stock. Employees are 100% vested in salary deferral contributions and vest 20% per year at the end of years two through six of employment in employer matching contributions. The additional 3% Company contribution, a Safe-Harbor contribution, vests over two years.

Effective January 1, 2016, the Plan has been amended such that the Company will match 175% up to 6% of employee contributions of eligible compensation. The Company will no longer contribute 3% of eligible payroll to the Plan for each employee. The Company will cease paying administrative expenses for the Plan at which time administrative expenses will be paid for by Plan participants. Additionally, Plan participant forfeitures will be used to reduce the cost of the Company contributions.

For the years ended December 31, 2015, 2014 and 2013 we made contributions of $9.0 million, $6.8 million and $3.0 million, respectively. Administrative expenses were approximately $0.1 million, $0.2 million, and $0.2 million for the years ended 2015, 2014 and 2013, respectively.

Profit Sharing Bonus Plan - We maintain a discretionary profit sharing bonus plan under which approximately 10% of pre-tax profit is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees who are actively employed and working on the first and last days of the calendar quarter and who were employed full-time for at least three full months prior to the beginning of the calendar quarter. Profit sharing expense was $8.0 million, $7.8 million and $6.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

13.  Stockholders’ Equity

Stock Repurchase - On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (approximately 2.9 million shares) of our outstanding stock from time to time in open market transactions. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. In October 2015, the Board authorized $25.0 million for use under the Company's stock buyback program. Since the inception of the program, we repurchased a total of approximately 3.7 million shares for an aggregate price of $56.5 million, or an average price of $15.40 per share. We purchased the shares at current market prices. We repurchased 1.0 million shares in each of the years ended December 31, 2015 and 2014.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON stock in their accounts sold to us to provide diversification of their investments. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through December 31, 2015, we repurchased approximately 5.5 million shares for an aggregate price of $50.9 million, or an average price of $9.18 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through December 31, 2015, we repurchased approximately 1.8 million shares for an aggregate price of $14.8 million, or an average price of $8.05 per share. We purchased the shares at current market prices.

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

On October 29, 2015, the Board of Directors declared a regular semi-annual cash dividend of $0.11 per share, to stockholders of record at the close of business on December 2, 2015, the record date. The dividends were paid on December 23, 2015.

We paid cash dividends of $11.9 million, $9.7 million and $7.4 million in 2015, 2014 and 2013, respectively.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Taxes, which requires presentation of deferred tax assets and liabilities as non-current in a classified balance sheet. We have early adopted the standard effective October 1, 2015, for the interim and annual reporting periods ending December 31, 2015 and have applied the retrospective transition method. Additional information regarding our adoption is contained in Note 10 to the Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which will address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU becomes effective in the annual reporting period beginning after December 31, 2017, including interim reporting periods. We do not expect ASU 2016-01 will have a material effect on our consolidated financial statements and notes thereto.

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

The following table sets forth the computation of basic and diluted earnings per share:

	2015	2014	2013
Numerator:	(in thousands, except share and per share data)
Net income	$45,728	$44,158	$37,547
Denominator:
Basic weighted average shares	54,045,841	54,809,319	55,119,150
Effect of dilutive stock options and restricted stock	435,643	559,697	468,231
Diluted weighted average shares	54,481,484	55,369,016	55,587,381
Earnings per share:
Basic	$0.85	$0.81	$0.68
Dilutive	$0.84	$0.80	$0.68
Anti-dilutive shares:
Shares	146,548	32,436	206,264

17.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2015 and 2014:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2015
Net sales	$76,768	$90,275	$94,360	$97,229
Gross profit	21,798	27,117	30,185	29,581
Net income	8,399	11,130	13,251	12,948
Earnings per share:
Basic	$0.16	$0.21	$0.24	$0.24
Diluted	$0.15	$0.20	$0.24	$0.24
2014
Net sales	$76,367	$92,310	$102,917	$84,728
Gross profit	21,846	27,876	33,350	25,191
Net income	9,822	11,363	12,440	10,533
Earnings per share:
Basic	$0.18	$0.21	$0.23	$0.19
Diluted	$0.17	$0.20	$0.22	$0.19

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2015.

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

In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 25, 2016, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 25, 2016

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 24, 2016.

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

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 24, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 24, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item  407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of shareholders scheduled to be held May 24, 2016.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2015, 2014 or 2013.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 24, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (ii)
		(B)	Bylaws (i)
		(B-1)	Amendments of Bylaws (iii)

	(4)	(A)	Third Restated Revolving Credit and Term Loan Agreement and related documents (iv)

		(A-1)	Amendment Ten to Third Restated Revolving Credit Loan Agreement (v)

		(B)	Rights Agreement dated February 19, 1999, as amended (vi)

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (vii)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (viii)

	(21)		List of Subsidiaries (ix)

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(101)	(INS)	XBRL Instance Document

	(101)	(SCH)	XBRL Taxonomy Extension Schema Document

	(101)	(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

	(101)	(DEF)	XBRL Taxonomy Extension Definition Linkbase Document

	(101)	(LAB)	XBRL Taxonomy Extension Label Linkbase Document

	(101)	(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	(i)		Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

	(ii)		Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

	(iii)		Incorporated herein by reference to our Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

	(iv)		Incorporated herein by reference to exhibit to our Form 8-K dated July 30, 2004.

	(v)		Incorporated herein by reference to exhibit to our Form 8-K dated July 25, 2014.

	(vi)		Incorporated by reference to exhibits to our Forms 8-K dated February 25, 1999, and August 20, 2002, and Form 8-A Registration Statement No. 000-18953, as amended.

(vii)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 333-52824.

(viii)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915, Form S-8 Registration Statement No. 333-207737, and to our Form 8-K dated May 21, 2014.

(ix)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	February 25, 2016	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 25, 2016	/s/ Norman H. Asbjornson
Norman H. Asbjornson President and Director (principal executive officer)

Dated:	February 25, 2016	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer (principal financial officer)

Dated:	February 25, 2016	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Accounting Officer (principal accounting officer)

Dated:	February 25, 2016	/s/ Gary D. Fields
Gary D. Fields Director

Dated:	February 25, 2016	/s/ Jack E. Short
Jack E. Short Director

Dated:	February 25, 2016	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated:	February 25, 2016	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 25, 2016	/s/ Jerry R. Levine
Jerry R. Levine Director

Dated:	February 25, 2016	/s/ Luke A. Bomer
Luke A. Bomer Secretary