Form 10-Q
period 2016-03-31
AAON INC
filed 2016-05-05
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Yes                                             No     ✓

As of April 29, 2016, registrant had outstanding a total of 53,023,242 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2016	December 31, 2015
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$17,248	$7,908
Certificates of deposit	10,760	10,080
Investments held to maturity at amortized cost	15,195	12,444
Accounts receivable, net	42,001	50,024
Income tax receivable	—	4,702
Note receivable	25	23
Inventories, net	42,479	38,499
Prepaid expenses and other	2,483	533
Total current assets	130,191	124,213
Property, plant and equipment:
Land	2,233	2,233
Buildings	70,655	68,806
Machinery and equipment	148,645	143,100
Furniture and fixtures	11,661	11,270
Total property, plant and equipment	233,194	225,409
Less: Accumulated depreciation	127,417	124,348
Property, plant and equipment, net	105,777	101,061
Certificates of deposit	—	1,880
Investments held to maturity at amortized cost	—	5,039
Note receivable	701	661
Total assets	$236,669	$232,854

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	3,604	6,178
Accrued liabilities	34,435	37,235
Total current liabilities	38,039	43,413
Deferred revenue	1,154	698
Deferred tax liabilities	7,676	8,706
Donations	1,130	1,119
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 53,059,669 and 53,012,363 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	212	212
Additional paid-in capital	—	—
Retained earnings	188,458	178,706
Total stockholders' equity	188,670	178,918
Total liabilities and stockholders' equity	$236,669	$232,854
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share data)
Net sales	$85,422	$76,768
Cost of sales	59,691	54,970
Gross profit	25,731	21,798
Selling, general and administrative expenses	8,913	8,317
(Gain) loss on disposal of assets	(8)	5
Income from operations	16,826	13,476
Interest income, net	74	44
Other income (expense), net	117	(75)
Income before taxes	17,017	13,445
Income tax provision	6,211	5,046
Net income	$10,806	$8,399
Earnings per share:
Basic	$0.20	$0.16
Diluted	$0.20	$0.15
Cash dividends declared per common share:	$—	$—
Weighted average shares outstanding:
Basic	53,061,058	54,083,897
Diluted	53,430,103	54,640,389

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2015	53,012	$212	$—	$178,706	$178,918
Net income	—	—	—	10,806	10,806
Stock options exercised and restricted	194	1	1,453	—	1,454
stock awards vested, including tax benefits
Share-based compensation	—	—	948	—	948
Stock repurchased and retired	(146)	(1)	(2,401)	(1,054)	(3,456)
Dividends	—	—	—	—	—
Balances at March 31, 2016	53,060	$212	$—	$188,458	$188,670

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2016	2015
Operating Activities	(in thousands)
Net income	$10,806	$8,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,171	2,804
Amortization of bond premiums	83	61
Provision for losses on accounts receivable, net of adjustments	123	(59)
Provision for excess and obsolete inventories	137	41
Share-based compensation	948	438
Excess tax benefits from stock options exercised and restricted stock awards vested	(745)	(1,098)
(Gain) loss on disposition of assets	(8)	5
Foreign currency transaction (gain) loss	(48)	70
Interest income on note receivable	(7)	(8)
Deferred income taxes	(1,030)	(443)
Changes in assets and liabilities:
Accounts receivable	7,900	4,286
Income taxes	6,734	1,286
Inventories	(4,117)	(6,969)
Prepaid expenses and other	(1,950)	(301)
Accounts payable	(3,129)	(1,316)
Deferred revenue	110	64
Accrued liabilities and donations	(3,730)	(2,925)
Net cash provided by operating activities	15,248	4,335
Investing Activities
Capital expenditures	(7,332)	(3,587)
Proceeds from sale of property, plant and equipment	8	—
Maturities of certificates of deposits	1,200	2,638
Maturities of investments	1,700	8,445
Proceeds from called investments	505	504
Principal payments from note receivable	13	14
Net cash (used in) provided by investing activities	(3,906)	8,014
Financing Activities
Stock options exercised	709	1,082
Excess tax benefits from stock options exercised and restricted stock awards vested	745	1,098
Repurchase of stock	(3,456)	(2,955)
Net cash used in financing activities	(2,002)	(775)
Net increase in cash and cash equivalents	9,340	11,574
Cash and cash equivalents, beginning of period	7,908	21,952
Cash and cash equivalents, end of period	$17,248	$33,526

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of AAON, Inc., a Nevada corporation, and our operating subsidiaries, all of which are wholly-owned, (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2015 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. All intercompany balances and transactions have been eliminated in consolidation.

We are engaged in the engineering, manufacturing, marketing and sale of air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal heat pumps and coils.

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

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our critical accounting policies.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, with the issuance of ASU 2015-14, the FASB amended the effective date for us to January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently assessing how ASU 2014-09 will impact our consolidated financial statements and notes thereto.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which makes several modifications to Topic 718. See further discussion in Note 11 of the Notes to the Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides implementation guidance for Topic 606 on principal versus agent considerations. The effective date and transition requirements for the ASU are the same as ASU 2014-09. We are currently assessing how ASU 2016-08 will impact our consolidated financial statements and notes thereto.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides clarification for two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements for the ASU are the same as ASU 2014-09. We are currently assessing how ASU 2016-10 will impact our consolidated financial statements and notes thereto.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $14.0 million and $14.0 million for the three months ended March 31, 2016 and 2015, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $10.8 million and $12.0 million in certificates of deposit at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the certificates of deposit bear interest ranging from 0.30% to 0.90% per annum and have various maturities ranging from less than one month to approximately 12 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $15.2 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 12 months. The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of
March 31, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
March 31, 2016:	(in thousands)
Current assets:
Investments held to maturity	$15,195	$5	$—	$15,200
Non current assets:
Investments held to maturity	—	—	—	—
Total	$15,195	$5	$—	$15,200

December 31, 2015:
Current assets:
Investments held to maturity	$12,444	$—	$(16)	$12,428
Non current assets:
Investments held to maturity	5,039	—	(17)	5,022
Total	$17,483	$—	$(33)	$17,450

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Accounts receivable	$42,239	$50,139
Less: Allowance for doubtful accounts	(238)	(115)
Total, net	$42,001	$50,024

	Three months ended
	March 31, 2016	March 31, 2015
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$115	$171
Provisions for losses on accounts receivables, net of recoveries	123	(51)
Accounts receivable written off	—	(8)
Balance, end of period	$238	$112

5.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	March 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$36,152	$33,853
Work in process	3,741	2,522
Finished goods	3,480	2,881
	43,373	39,256
Less: Allowance for excess and obsolete inventories	(894)	(757)
Total, net	$42,479	$38,499

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended
	March 31, 2016	March 31, 2015
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$757	$714
Provisions for excess and obsolete inventories	137	41
Inventories written off	—	—
Balance, end of period	$894	$755

6.  Supplemental Cash Flow Information

	Three months ended
	March 31, 2016	March 31, 2015
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—
Income taxes paid	$518	$4,203

Non-cash investing and financing activities:
Non-cash capital expenditures	(555)	(71)

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

Changes in the warranty accrual are as follows:

	Three months ended
	March 31, 2016	March 31, 2015
Warranty accrual:	(in thousands)
Balance, beginning of period	$8,469	$8,130
Payments made	(653)	(886)
Provisions	314	861
Balance, end of period	$8,130	$8,105

Warranty expense:	$314	$861

8.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Warranty	$8,130	$8,469
Due to representatives	9,575	10,597
Payroll	4,879	3,954
401(k) Contributions	966	3,054
Profit sharing	1,930	2,220
Worker's compensation	348	366
Medical self-insurance	699	676
Customer prepayments	2,497	2,895
Donations	600	600
Income tax payable	1,287	—
Employee benefits and other	3,524	4,404
Total	$34,435	$37,235

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at March 31, 2016 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at March 31, 2016 and December 31, 2015. The termination date of the revolving credit facility is July 27, 2016.

As of March 31, 2016, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At March 31, 2016, our tangible net worth was $188.7 million and met the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.25 to 1, and met the requirement of not being above 2 to 1. Our working capital was $92.2 million and met the requirement of being at or above $40.0 million.

10.  Income Taxes

Income tax expense for each of the three months ended March 31, 2016 and 2015 was $6.2 million, or 36.5% of pre-tax income, and $5.0 million, or 37.5% of pre-tax income, respectively. The Company’s estimated annual 2016 effective tax rate is approximately 36.0%. This differs from the U.S. federal statutory rate of 35% due principally to items such as state and local income taxes, the federal domestic activities deduction and state income tax credits. The Indian Employment Credit and Research and Development Credit were not extended until December 2015 for the 2015 and 2016 tax years. As such, the effective rate for the three months ended March 31,2016 is reduced for the impact of these credits while the effective rate for the three months ended March 31,2015 does not reflect these credits.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Taxes, which requires presentation of deferred tax assets and liabilities as non-current in a classified balance sheet. The ASU becomes effective in the annual reporting period beginning after December 31, 2016, including interim reporting periods. Early adoption is allowed as of the beginning of any interim or annual reporting period. The standard permits the use of the retrospective or prospective transition method. We early adopted the standard effective October 1, 2015, and have applied the retrospective transition method.

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

The compensation cost related to unvested stock options not yet recognized as of March 31, 2016 is $2.9 million and is expected to be recognized over a weighted-average period of 2.2 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2016 and 2015 using a Black Scholes Model:

	Three months ended
	March 31, 2016	March 31, 2015
Director and Officers:
Expected dividend rate	$0.22	$0.18
Expected volatility	42.38%	44.14%
Risk-free interest rate	2.02%	1.96%
Expected life (in years)	8	8

Employees:
Expected dividend rate	$0.22	$0.18
Expected volatility	42.34%	44.13%
Risk-free interest rate	2.03%	2.08%
Expected life (in years)	8	8

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

The following is a summary of stock options vested and exercisable as of March 31, 2016:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.31-$8.65	317,618	4.99	$7.34	$6,563
$8.70-$22.76	32,987	7.59	15.95	398
$23.57-$25.84	7,664	8.91	23.57	34
Total	358,269	5.31	$8.48	$6,995

The following is a summary of stock options vested and exercisable as of March 31, 2015:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.31-$7.18	331,944	4.04	$5.71	$6,246
$7.44-$8.17	15,300	6.19	7.65	258
$8.65-$23.57	152,175	6.98	8.84	2,388
Total	499,419	5.00	$6.73	$8,892

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,130,910	$13.38
Granted	81,400	21.85
Exercised	(107,945)	6.57
Forfeited or Expired	(20,132)	17.22
Outstanding at March 31, 2016	1,084,233	$14.63
Exercisable at March 31, 2016	358,269	$8.48

The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $2.0 million and $3.2 million, respectively. The cash received from options exercised during the three months ended March 31, 2016 and 2015 was $0.7 million and $1.1 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At March 31, 2016, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.0 million, which is expected to be recognized over a weighted average period of 2.2 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	410,023	$18.78
Granted	91,385	20.78
Vested	(22,237)	19.51
Forfeited	(5,740)	18.53
Unvested at March 31, 2016	473,431	$19.13

A summary of share-based compensation is as follows:

	Three months ended
	March 31, 2016	March 31, 2015
Grant date fair value of awards during the period:	(in thousands)
Options	$780	$657
Restricted stock	1,899	1,722
Total	$2,679	$2,379

Share-based compensation expense:
Options	$337	$152
Restricted stock	611	286
Total	$948	$438

Income tax benefit related to share-based compensation:
Options	$713	$1,076
Restricted stock	32	22
Total	$745	$1,098

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which makes several modifications to Topic 718 including: accounting for excess tax benefits and deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax-withholding requirement; and classifying tax payments on behalf of employees on the statement of cash flows. The ASU becomes effective for interim and annual reporting periods beginning after December 31, 2016.
The impact of adopting this ASU may be material. The Company cannot predict the impact as it is dependent of the Company’s stock price in the future, the timing of when restricted stock vests and the timing of when employees choose to exercise stock options. The changes for excess tax benefits and tax deficiencies will be applied prospectively. These changes will require the Company to report excess tax benefits and tax deficiencies as an income tax benefit or expense on the income statement rather than as a component of additional paid-in capital as it does now. Excess tax benefits and deficiencies will be treated as discrete items to the tax provision in the reporting period in which they occur.
Additionally, ASU 2016-09 will impact the calculation of diluted weighted average shares under the treasury stock method as the Company will no longer increase or decrease the assumed proceeds from an employee vesting in, or exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital.
The Company plans to retrospectively apply the guidance for classification of the excess tax benefits in the statement of cash flows. The excess tax benefits are classified currently as both a cash inflow from financing activities and a cash outflow from operating activities in the statement of cash flows. Upon adoption, these will be classified as cash flows in operating activities as part of cash payments for taxes. The Company does not believe this change will have a material impact on the prior periods in the consolidated statement of cash flows.
The Company plans to retrospectively apply the guidance for classification of tax payments on employee’s behalf to classify these payments as cash outflows from financing activities. This is not expected to have a material impact of the consolidated statement of cash flows.

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

	Three months ended
	March 31, 2016	March 31, 2015
	(in thousands, except share and per share data)
Numerator:
Net income	$10,806	$8,399
Denominator:
Basic weighted average shares	53,061,058	54,083,897
Effect of dilutive stock options and restricted stock	369,045	556,492
Diluted weighted average shares	53,430,103	54,640,389
Earnings per share:
Basic	$0.20	$0.16
Diluted	$0.20	$0.15
Anti-dilutive shares:
Shares	481,572	124,114

13. Stockholders’ Equity

Stock Repurchase - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Any other repurchases from directors or employees is contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	Three months ended March 31,						Inception to date
	2016			2015
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	—	$—	$—	3,669,221	$56,507,802	$15.40
401(k)	138,680	3,275,139	23.62	128,830	2,906,355	22.56	5,680,622	54,139,398	9.53
Directors and employees	7,604	180,362	23.72	2,100	48,295	23.00	1,851,164	15,020,523	8.11
Total	146,284	$3,455,501	$23.62	130,930	$2,954,650	$22.57	11,201,007	$125,667,723	$11.22

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 19, 2015	June 12, 2015	July 1, 2015	$0.11
October 29, 2015	December 2, 2015	December 23, 2015	$0.11

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal heat pumps and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $4.3 million of our total net sales for the three months just ended and $2.8 million of our sales during the same period of 2015.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2015 through the first quarter of 2016 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the three months ended March 31, 2016, the price for copper, galvanized steel, stainless steel and aluminum decreased by approximately 8.1%, 14.9%, 20.3% and 2.9%, respectively, from the three months ended March 31, 2015.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall unit sales increased approximately 11.1% as compared to the same period last year, driving the increase in sales for the quarter.

•	Cash and cash equivalents increased $9.3 million primarily from cash inflows from operations.

•	We invested $7.3 million in capital expenditures as we construct our new research and development lab and water source heat pump line.

Results of Operations

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Units Sold

	Three Months Ended March 31,
	2016	2015

Rooftop Units	3,559	3,323
Split Systems	800	593
Outdoor Mechanical Rooms	9	17
Total Units	4,368	3,933

Net Sales

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(in thousands, except unit data)
Net sales	$85,422	$76,768	$8,654	11.3%
Total units	4,368	3,933	435	11.1%

Sales increased primarily due to increased volume as compared to the prior year.

Cost of Sales

	Three Months Ended March 31,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Cost of sales	$59,691	$54,970	69.9%	71.6%
Gross Profit	25,731	21,798	30.1%	28.4%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased overall due to the corresponding increase in sales.

Twelve-month average raw material cost per pound as of March 31:

	2016	2015	% Change

Copper	$3.62	$3.94	(8.1)%
Galvanized Steel	$0.40	$0.47	(14.9)%
Stainless Steel	$1.22	$1.53	(20.3)%
Aluminum	$1.65	$1.70	(2.9)%

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Warranty	$314	$861	0.4%	1.1%
Profit Sharing	1,933	1,523	2.3%	2.0%
Salaries & Benefits	3,042	2,435	3.6%	3.2%
Stock Compensation	656	307	0.8%	0.4%
Advertising	309	202	0.4%	0.3%
Depreciation	223	229	0.3%	0.3%
Insurance	328	305	0.4%	0.4%
Professional Fees	558	642	0.7%	0.8%
Donations	109	111	0.1%	0.1%
Other	1,441	1,702	1.7%	2.2%
Total SG&A	8,913	8,317	10.4%	10.8%

The overall increase in SG&A was primarily due to increased compensation and profit sharing expenses due to better results versus the same period last year. The increase was partially offset by a decrease in warranty expense related to continued improvement in quality control.

Income Taxes

	Three Months Ended March 31,		Effective Tax Rate
	2016	2015	2016	2015
	(in thousands)
Income tax provision	$6,211	$5,046	36.5%	37.5%

The Company’s estimated annual 2016 effective tax rate is expected to be approximately 36.0%. The Indian Employment Credit and Research and Development Credit were not extended until December 2015 for the 2015 and 2016 tax years. As such, the effective rate for the three months ended March 31,2016 is reduced for the impact of these credits while the effective rate for the three months ended March 31,2015 does not reflect these credits.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and short-term investments increased $12.8 million from December 31, 2015 to March 31, 2016 and totaled $43.2 million at March 31, 2016; while long-term investments decreased $6.9 million, from $6.9 million to $0.0 million, respectively.

Under the line of credit, there was one standby letter of credit of $0.8 million as of March 31, 2016. At March 31, 2016, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at March 31, 2016 and December 31, 2015. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The termination date of the revolving credit facility is July 27, 2016.

At March 31, 2016, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At March 31, 2016, our tangible net worth was $188.7 million, which meets the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.25 to 1.0 which meets the requirement of not being above 2 to 1. Our working capital was $92.2 million, which meets the requirement of being at or above $40.0 million.

The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Any other repurchases from directors or employees is contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	Three months ended March 31,						Inception to date
	2016			2015
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	—	$—	$—	3,669,221	$56,507,802	$15.40
401(k)	138,680	3,275,139	23.62	128,830	2,906,355	22.56	5,680,622	54,139,398	9.53
Directors and employees	7,604	180,362	23.72	2,100	48,295	23.00	1,851,164	15,020,523	8.11
Total	146,284	$3,455,501	$23.62	130,930	$2,954,650	$22.57	11,201,007	$125,667,723	$11.22

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 19, 2015	June 12, 2015	July 1, 2015	$0.11
October 29, 2015	December 2, 2015	December 23, 2015	$0.11

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2016 and 2015. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Three months ended March 31,
	2016	2015
	(in thousands)
Operating Activities
Net Income	$10,806	$8,399
Income statement adjustments, net	2,624	1,811
Changes in assets and liabilities:
Accounts receivable	7,900	4,286
Income taxes	6,734	1,286
Inventories	(4,117)	(6,969)
Prepaid expenses and other	(1,950)	(301)
Accounts payable	(3,129)	(1,316)
Deferred revenue	110	64
Accrued liabilities & donations	(3,730)	(2,925)
Net cash provided by operating activities	15,248	4,335
Investing Activities
Capital expenditures	(7,332)	(3,587)
Maturities of investments and proceeds from called investments	3,405	11,587
Other	21	14
Net cash (used in) provided by investing activities	(3,906)	8,014
Financing Activities
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	1,454	2,180
Repurchase of stock	(3,456)	(2,955)
Net cash used in financing activities	$(2,002)	$(775)

Cash Flows Provided by Operating Activities

The increase in cash flows from operations is primarily due to a decrease in estimated tax payments during the quarter in 2016 versus 2015 and better collections resulting in days sales outstanding of approximately 45 days as compared to approximately 47 days for the same period last year. This was partially offset by faster payment to vendors and representatives.

Cash Flows (Used in) Provided by Investing Activities

Maturities of investments decreased compared to the prior year due to an overall decreased investment portfolio. Capital expenditures increased compared to the prior year due to continued investment in our new research and development lab as well as other construction projects. The capital expenditure program for 2016 is estimated to be approximately $32.7 million.

Cash Flows Used in Financing Activities

Options exercised by employees decreased compared to last year, which decreased the related excess tax benefits as well. Buyback activity remained relatively consistent, with the increase in dollars driven by a higher stock price over the period as compared to the prior year.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase agreements as of March 31, 2016.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2016.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2015 Annual Report.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting repurchases of up to approximately 5% (2.9 million shares) of the Company's outstanding stock. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. In October 2015, the Board authorized $25.0 million for use under the Company's stock buyback program. We repurchased a total of approximately 3.7 million shares under this program for an aggregate price of $56.5 million, or an average price of $15.40 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through March 31, 2016, we repurchased approximately 5.7 million shares for an aggregate price of $54.1 million, or an average price of $9.53 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through March 31, 2016, we repurchased approximately 1.8 million shares for an aggregate price of $15.0 million, or an average price of $8.11 per share. We purchased the shares at current market prices.

Repurchases during the first quarter of 2016 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2016	36,800	$20.76	36,800	—
February 2016	41,392	22.22	41,392	—
March 2016	68,092	26.13	68,092	—
Total	146,284	$23.62	146,284	—

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

AAON, INC.

Dated: May 5, 2016	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: May 5, 2016	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer