Form 10-Q
period 2016-06-30
AAON INC
filed 2016-08-04
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Yes                                             No     ✓

As of July 29, 2016, registrant had outstanding a total of 52,924,765 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2016	December 31, 2015
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$12,209	$7,908
Certificates of deposit	9,832	10,080
Investments held to maturity at amortized cost	22,303	12,444
Accounts receivable, net	58,483	50,024
Income tax receivable	669	4,702
Note receivable	25	23
Inventories, net	40,125	38,499
Prepaid expenses and other	1,083	533
Total current assets	144,729	124,213
Property, plant and equipment:
Land	2,233	2,233
Buildings	75,912	68,806
Machinery and equipment	152,165	143,100
Furniture and fixtures	12,058	11,270
Total property, plant and equipment	242,368	225,409
Less: Accumulated depreciation	130,505	124,348
Property, plant and equipment, net	111,863	101,061
Certificates of deposit	240	1,880
Investments held to maturity at amortized cost	—	5,039
Note receivable	695	661
Total assets	$257,527	$232,854

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	9,367	6,178
Dividends payable	5,797	—
Accrued liabilities	38,087	37,235
Total current liabilities	53,251	43,413
Deferred revenue	1,295	698
Deferred tax liabilities	6,855	8,706
Donations	1,142	1,119
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 53,008,136 and 53,012,363 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	212	212
Additional paid-in capital	—	—
Retained earnings	194,772	178,706
Total stockholders' equity	194,984	178,918
Total liabilities and stockholders' equity	$257,527	$232,854
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Net sales	$102,319	$90,275	$187,741	$167,043
Cost of sales	69,572	63,158	129,263	118,128
Gross profit	32,747	27,117	58,478	48,915
Selling, general and administrative expenses	10,561	9,200	19,474	17,517
Gain on disposal of assets	(12)	(30)	(20)	(25)
Income from operations	22,198	17,947	39,024	31,423
Interest income, net	67	29	141	73
Other income (expense), net	10	27	127	(48)
Income before taxes	22,275	18,003	39,292	31,448
Income tax provision	7,934	6,873	14,145	11,919
Net income	$14,341	$11,130	$25,147	$19,529
Earnings per share:
Basic	$0.27	$0.21	$0.47	$0.36
Diluted	$0.27	$0.20	$0.47	$0.36
Cash dividends declared per common share:	$0.11	$0.11	$0.11	$0.11
Weighted average shares outstanding:
Basic	53,036,009	54,208,362	53,028,224	54,205,657
Diluted	53,401,238	54,669,763	53,395,361	54,714,604

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2015	53,012	$212	$—	$178,706	$178,918
Net income	—	—	—	25,147	25,147
Stock options exercised and restricted	297	1	2,383	—	2,384
stock awards vested, including tax benefits
Share-based compensation	—	—	2,043	—	2,043
Stock repurchased and retired	(301)	(1)	(4,426)	(3,247)	(7,674)
Dividends	—	—	—	(5,834)	(5,834)
Balances at June 30, 2016	53,008	$212	$—	$194,772	$194,984

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2016	2015
Operating Activities	(in thousands)
Net income	$25,147	$19,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,346	5,599
Amortization of bond premiums	151	106
Provision for losses on accounts receivable, net of adjustments	(42)	(102)
Provision for excess and obsolete inventories	308	59
Share-based compensation	2,043	1,281
Excess tax benefits from stock options exercised and restricted stock awards vested	(1,129)	(2,452)
Gain on disposition of assets	(20)	(25)
Foreign currency transaction (gain) loss	(48)	53
Interest income on note receivable	(14)	(16)
Deferred income taxes	(1,851)	(563)
Changes in assets and liabilities:
Accounts receivable	(8,417)	(1,286)
Income taxes	5,162	1,636
Inventories	(1,934)	(9,623)
Prepaid expenses and other	(550)	(446)
Accounts payable	1,848	(1,030)
Deferred revenue	220	136
Accrued liabilities and donations	1,252	(867)
Net cash provided by operating activities	28,472	11,989
Investing Activities
Capital expenditures	(15,825)	(9,304)
Proceeds from sale of property, plant and equipment	1	30
Investment in certificates of deposits	(4,112)	—
Maturities of certificates of deposits	6,000	4,658
Purchases of investments held to maturity	(9,782)	—
Maturities of investments	3,801	9,201
Proceeds from called investments	1,010	504
Principal payments from note receivable	26	28
Net cash (used in) provided by investing activities	(18,881)	5,117
Financing Activities
Borrowings under revolving credit facility	761	—
Payments under revolving credit facility	(761)	—
Stock options exercised	1,255	2,534
Excess tax benefits from stock options exercised and restricted stock awards vested	1,129	2,452
Repurchase of stock	(7,674)	(6,444)
Net cash used in financing activities	(5,290)	(1,458)
Net increase in cash and cash equivalents	4,301	15,648
Cash and cash equivalents, beginning of period	7,908	21,952
Cash and cash equivalents, end of period	$12,209	$37,600

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

We are engaged in the engineering, manufacturing, marketing and sale of air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, with the issuance of ASU 2015-14, the FASB amended the effective date for us to January 1, 2018. The Company plans to adopt using the retrospective transition method. We are currently assessing how ASU 2014-09 will impact our consolidated financial statements and notes thereto.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, which further amends Topic 606. The effective date and transition requirements for the ASU are the same as ASU 2014-09. We are currently assessing how ASU 2016-12 will impact our consolidated financial statements and notes thereto.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $13.7 million and $14.1 million for the three months ended June 30, 2016 and 2015, respectively. The amounts of payments to our Representatives were $27.7 million and $28.1 million for the six months ended June 30, 2016 and 2015, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $10.1 million and $12.0 million in certificates of deposit at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the certificates of deposit bear interest ranging from 0.45% to 0.90% per annum and have various maturities ranging from less than one month to approximately 13 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $22.3 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 12 months. The investments have moderate risk with S&P ratings ranging from AA+ to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of
June 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2016:	(in thousands)
Current assets:
Investments held to maturity	$22,303	$—	$(9)	$22,294
Non current assets:
Investments held to maturity	—	—	—	—
Total	$22,303	$—	$(9)	$22,294

December 31, 2015:
Current assets:
Investments held to maturity	$12,444	$—	$(16)	$12,428
Non current assets:
Investments held to maturity	5,039	—	(17)	5,022
Total	$17,483	$—	$(33)	$17,450

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Accounts receivable	$58,556	$50,139
Less: Allowance for doubtful accounts	(73)	(115)
Total, net	$58,483	$50,024

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$238	$112	$115	$171
Provisions for losses on accounts receivables, net of recoveries	(165)	(43)	(42)	(94)
Accounts receivable written off	—	—	—	(8)
Balance, end of period	$73	$69	$73	$69

5.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$36,442	$33,853
Work in process	2,417	2,522
Finished goods	2,331	2,881
	41,190	39,256
Less: Allowance for excess and obsolete inventories	(1,065)	(757)
Total, net	$40,125	$38,499

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$894	$755	$757	$714
Provisions for excess and obsolete inventories	171	18	308	59
Inventories written off	—	—	—	—
Balance, end of period	$1,065	$773	$1,065	$773

6.  Supplemental Cash Flow Information

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$—	$—
Income taxes paid	$10,329	$6,643	$10,847	$10,846

Non-cash investing and financing activities:
Non-cash capital expenditures	1,047	(102)	1,312	(173)
Dividends declared	5,834	5,982	5,834	5,982

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

Changes in the warranty accrual are as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Warranty accrual:	(in thousands)
Balance, beginning of period	$8,130	$8,105	$8,469	$8,130
Payments made	(1,004)	(1,117)	(1,657)	(2,003)
Provisions	1,328	1,104	1,642	1,965
Balance, end of period	$8,454	$8,092	$8,454	$8,092

Warranty expense:	$1,328	$1,104	$1,642	$1,965

8.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Warranty	$8,454	$8,469
Due to representatives	12,318	10,597
Payroll	4,555	3,954
401(k) Contributions	2,311	3,054
Profit sharing	2,517	2,220
Worker's compensation	358	366
Medical self-insurance	790	676
Customer prepayments	1,870	2,895
Donations	600	600
Employee benefits and other	4,314	4,404
Total	$38,087	$37,235

9.  Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at June 30, 2016 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at June 30, 2016 and December 31, 2015. The termination date of the revolving credit facility is July 27, 2016.

As of June 30, 2016, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At June 30, 2016, our tangible net worth was $195.0 million and met the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.32 to 1, and met the requirement of not being above 2 to 1. Our working capital was $91.5 million and met the requirement of being at or above $40.0 million.

Effective July 27, 2016, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2018, eliminates the covenant requirement for the working capital requirement of being at or above $40.0 million and modifies the tangible net worth covenant requirement from $95.0 million to $125.0 million.

10.  Income Taxes

Income tax expense for each of the three months ended June 30, 2016 and 2015 was $7.9 million, or 35.6% of pre-tax income, and $6.9 million, or 38.2% of pre-tax income, respectively. Income tax expense for each of the six months ended June 30, 2016 and 2015 was $14.1 million, or 36.0% of pre-tax income, and $11.9 million, or 37.9% of pre-tax income, respectively. The Company’s estimated annual 2016 effective tax rate is approximately 36.0%. This differs from the U.S. federal statutory rate of 35% due principally to items such as state and local income taxes, the federal domestic activities deduction and state income tax credits. The Indian Employment Credit and Research and Development Credit were not extended until December 2015 for the 2015 and 2016 tax years. As such, the effective rate for the six months ended June 30, 2016 is reduced for the impact of these credits while the effective rate for the six months ended June 30, 2015 does not reflect these credits.

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

11. Share-Based Compensation

We have historically maintained a stock option plan for key employees, directors and consultants (“the 1992 Plan”). The 1992 Plan provided for 14.9 million shares to be issued under the plan in the form of stock options. Under the terms of the 1992 Plan, the exercise price of shares granted may not be less than 85% of the fair market value at the date of the grant. Options granted to directors vest one-third each year, commencing one year after the date of grant. All other options granted vest at a rate of 20% per year, commencing one year after date of grant, and are exercisable during years 2-10.

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provided an additional 3.3 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards. Since inception of the LTIP, non-qualified stock options and restricted stock awards were granted with the same vesting schedule as the previous plan. Under the LTIP, the exercise price of shares granted could not be less than 100% of the fair market value at the date of the grant.

On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan ("2016 Plan") which provides for approximately 3.8 million shares, comprised of 3.4 million new shares provided for under the 2016 Plan and approximately 0.4 million shares that were available for issuance under the previous LTIP, that are now authorized for issuance under the 2016 Plan, that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalent rights, and other awards. Under the 2016 Plan, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant. The 2016 Plan will be administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as is designated by the Board of Directors (the “Committee”). Membership on the Committee shall be limited to independent directors. The Committee may delegate certain duties to one or more officers of the Company as provided in the 2016 Plan. The Committee will determine the persons to whom awards are to be made, determine the type, size and terms of awards, interpret the 2016 Plan, establish and revise rules and regulations relating to the 2016 Plan and make any other determinations that it believes necessary for the administration of the 2016 Plan.

The compensation cost related to unvested stock options not yet recognized as of June 30, 2016 is $3.2 million and is expected to be recognized over a weighted-average period of 2.1 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2016 and 2015 using a Black Scholes Model:

	Six months ended
	June 30, 2016	June 30, 2015
Director and Officers:
Expected dividend rate	$0.22	$0.18
Expected volatility	42.38%	44.14%
Risk-free interest rate	2.02%	1.97%
Expected life (in years)	8	8

Employees:
Expected dividend rate	$0.22	$0.18
Expected volatility	41.82%	44.14%
Risk-free interest rate	1.76%	2.05%
Expected life (in years)	8	8

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

The following is a summary of stock options vested and exercisable as of June 30, 2016:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54-$8.65	344,958	5.06	$7.67	$6,843
$8.70-$22.76	37,505	7.39	15.77	440
$23.57-$28.27	7,664	8.66	23.57	30
Total	390,127	5.35	$8.76	$7,313

The following is a summary of stock options vested and exercisable as of June 30, 2015:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.31-$7.18	221,842	4.08	$5.74	$3,722
$7.44-$8.17	15,300	5.94	7.65	227
$8.65-$23.57	181,970	6.85	8.94	2,472
Total	419,112	5.35	$7.20	$6,421

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,130,910	$13.38
Granted	192,400	24.61
Exercised	(177,087)	7.09
Forfeited or Expired	(36,562)	20.43
Outstanding at June 30, 2016	1,109,661	$16.12
Exercisable at June 30, 2016	390,127	$8.76

The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $3.4 million and $6.8 million, respectively. The cash received from options exercised during the six months ended June 30, 2016 and 2015 was $1.3 million and $2.5 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Since 2007, as part of the LTIP and since May 2016 as part of the 2016 Plan, the Compensation Committee of the Board of Directors has authorized and issued restricted stock awards to directors and key employees. Restricted stock awards granted to directors vest one-third each year. All other restricted stock awards vest at a rate of 20% per year. The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At June 30, 2016, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.5 million, which is expected to be recognized over a weighted average period of 2.0 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	410,023	$18.78
Granted	129,350	22.75
Vested	(78,933)	18.79
Forfeited	(9,159)	19.01
Unvested at June 30, 2016	451,281	$19.91

A summary of share-based compensation is as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Grant date fair value of awards during the period:	(in thousands)
Options	$1,279	$—	$2,059	$657
Restricted stock	1,043	834	2,942	2,556
Total	$2,322	$834	$5,001	$3,213

Share-based compensation expense:
Options	$404	$246	$741	$398
Restricted stock	691	597	1,302	883
Total	$1,095	$843	$2,043	$1,281

Income tax benefit/(deficiency) related to share-based compensation:
Options	$417	$1,160	$1,130	$2,236
Restricted stock	(33)	194	(1)	216
Total	$384	$1,354	$1,129	$2,452

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which makes several modifications to Topic 718 including: accounting for excess tax benefits and deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax-withholding requirement; and classifying tax payments on behalf of employees on the statement of cash flows. The ASU becomes effective for interim and annual reporting periods beginning after December 31, 2016. We intend to early adopt the ASU effective July 1, 2016.
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
The Company currently applies a forfeiture rate to its share-based compensation expense and adjusts expense to actual as awards vest and/or are forfeited. Upon adoption of ASU 2016-09, the Company will account for forfeitures as they occur, rather than estimating forfeitures as of an award's grant date. This change in accounting policy election will be adopted using a modified retrospective transition method and the Company will recognize a cumulative-effect adjustment to retained earnings of approximately $150,000.
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

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands, except share and per share data)
Numerator:
Net income	$14,341	$11,130	$25,147	$19,529
Denominator:
Basic weighted average shares	53,036,009	54,208,362	53,028,224	54,205,657
Effect of dilutive stock options and restricted stock	365,229	461,401	367,137	508,947
Diluted weighted average shares	53,401,238	54,669,763	53,395,361	54,714,604
Earnings per share:
Basic	$0.27	$0.21	$0.47	$0.36
Diluted	$0.27	$0.20	$0.47	$0.36
Anti-dilutive shares:
Shares	504,955	145,136	493,264	134,625

13. Stockholders’ Equity

Stock Repurchase - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement will terminate upon the aforementioned thresholds having been met, on April 15, 2017, or upon other provisions contained in the repurchase agreement by either the Company or its agent. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Any other repurchases from directors or employees is contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	Six months ended June 30,						Inception to date
	2016			2015
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	10,230	$265,402	$25.94	—	$—	$—	3,679,451	$56,773,205	$15.43
401(k)	274,147	6,967,393	25.41	264,535	6,177,178	23.35	5,816,089	57,824,264	9.94
Directors and employees	17,128	440,828	25.74	11,249	267,453	23.78	1,860,688	15,280,991	8.21
Total	301,505	$7,673,623	$25.45	275,784	$6,444,631	$23.37	11,356,228	$129,878,460	$11.44

Subsequent to June 30, 2016, the Company has repurchased approximately an additional 300,000 shares for $1.8 million.

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 19, 2015	June 12, 2015	July 1, 2015	$0.11
October 29, 2015	December 2, 2015	December 23, 2015	$0.11
May 24, 2016	June 10, 2016	July 1, 2016	$0.11

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $7.9 million of our total net sales for the six months just ended and $7.0 million of our sales during the same period of 2015.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2015 through the second quarter of 2016 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the six months ended June 30, 2016, the price for copper, galvanized steel, stainless steel and aluminum decreased by approximately 9.3%, 15.6%, 20.4% and 2.9%, respectively, from the six months ended June 30, 2015.

In 2011, we began using an all aluminum microchannel condenser coil on our small rooftop unit product line and, in 2013, we began using this condenser coil in our larger rooftop product line as well. The condenser coil is the outdoor coil of a conventional air conditioning system. We are using this type of condenser coil substantially throughout the complete rooftop unit product line. This has reduced our copper tube usage in this component of the product, however, copper will remain a high volume raw material because of its use throughout the equipment.

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall unit sales increased approximately 18.3% as compared to the same period last year, driving the increase in sales for the quarter.

•	Cash and cash equivalents increased $4.3 million primarily from cash inflows from operations.

•	We invested $15.8 million in capital expenditures in connection with the construction of our new research and development lab and water source heat pump line.

Results of Operations

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Units Sold

	Three Months Ended June 30,
	2016	2015

Rooftop Units	4,833	3,858
Split Systems	939	1,025
Outdoor Mechanical Rooms	22	14
Total Units	5,794	4,897

Net Sales

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(in thousands, except unit data)
Net sales	$102,319	$90,275	$12,044	13.3%
Total units	5,794	4,897	897	18.3%

Sales increased primarily due to increased volume as compared to the prior year.

Cost of Sales

	Three Months Ended June 30,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Cost of sales	$69,572	$63,158	68.0%	70.0%
Gross Profit	32,747	27,117	32.0%	30.0%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased overall due to the corresponding increase in sales with a slight offset due to decreases in commodity prices.

Twelve-month average raw material cost per pound as of June 30:

	2016	2015	% Change

Copper	$3.50	$3.86	(9.3)%
Galvanized Steel	$0.38	$0.45	(15.6)%
Stainless Steel	$1.17	$1.47	(20.4)%
Aluminum	$1.66	$1.71	(2.9)%

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Warranty	$1,328	$1,104	1.3%	1.2%
Profit Sharing	2,517	2,029	2.5%	2.2%
Salaries & Benefits	3,160	2,685	3.1%	3.0%
Stock Compensation	749	620	0.7%	0.7%
Advertising	448	190	0.4%	0.2%
Depreciation	214	237	0.2%	0.3%
Insurance	315	304	0.3%	0.3%
Professional Fees	281	360	0.3%	0.4%
Donations	103	(155)	0.1%	(0.2)%
Other	1,446	1,826	1.4%	2.0%
Total SG&A	$10,561	$9,200	10.3%	10.2%

The overall increase in SG&A was primarily due to increased compensation and profit sharing expenses due to better results versus the same period last year. The increase was partially offset by a decrease in other expense, which was higher in 2015 due to sales taxes to certain states.

Income Taxes

	Three Months Ended June 30,		Effective Tax Rate
	2016	2015	2016	2015
	(in thousands)
Income tax provision	$7,934	$6,873	35.6%	38.2%

The Company’s estimated annual 2016 effective tax rate is expected to be approximately 36.0%. The Indian Employment Credit and Research and Development Credit were not extended until December 2015 for the 2015 and 2016 tax years. As such, the effective rate for the three months ended June 30, 2016 is reduced for the impact of these credits while the effective rate for the three months ended June 30, 2015 does not reflect these credits.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Units Sold

	Six Months Ended June 30,
	2016	2015

Rooftop Units	8,392	7,181
Split Systems	1,739	1,618
Outdoor Mechanical Rooms	31	31
Total Units	10,162	8,830

Net Sales

	Six months ended June 30,
	2016	2015	Change	% Change
	(in thousands, except unit data)
Net sales	$187,741	$167,043	$20,698	12.4%
Total units	10,162	8,830	1,332	15.1%

Sales increased primarily due to increased volume as compared to the prior year.

Cost of Sales

	Six months ended June 30,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Cost of sales	$129,263	$118,128	68.9%	70.7%
Gross Profit	58,478	48,915	31.1%	29.3%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased overall due to the corresponding increase in sales.

Twelve-month average raw material cost per pound as of June 30:

	2016	2015	% Change

Copper	$3.50	$3.86	(9.3)%
Galvanized Steel	$0.38	$0.45	(15.6)%
Stainless Steel	$1.17	$1.47	(20.4)%
Aluminum	$1.66	$1.71	(2.9)%

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Warranty	$1,642	$1,965	0.9%	1.2%
Profit Sharing	4,450	3,552	2.4%	2.1%
Salaries & Benefits	6,202	5,120	3.3%	3.1%
Stock Compensation	1,405	927	0.7%	0.6%
Advertising	757	392	0.4%	0.2%
Depreciation	437	466	0.2%	0.3%
Insurance	643	609	0.3%	0.4%
Professional Fees	839	1,002	0.4%	0.6%
Donations	212	(44)	0.1%	—%
Other	2,887	3,528	1.5%	2.1%
Total SG&A	$19,474	$17,517	10.4%	10.5%

The overall increase in SG&A was primarily due to increased compensation costs and profit sharing expenses due to better results versus the same period last year. The increase was partially offset by a decrease in warranty expense related to continued improvement in quality control and other expense, which was higher in 2015 due to sales taxes to certain states.

Income Taxes

	Six Months Ended June 30,		Effective Tax Rate
	2016	2015	2016	2015
	(in thousands)
Income tax provision	$14,145	$11,919	36.0%	37.9%

The Company’s estimated annual 2016 effective tax rate is expected to be approximately 36.0%. The Indian Employment Credit and Research and Development Credit were not extended until December 2015 for the 2015 and 2016 tax years. As such, the effective rate for the six months ended June 30, 2016 is reduced for the impact of these credits while the effective rate for the six months ended June 30, 2015 does not reflect these credits.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and short-term investments increased $13.9 million from December 31, 2015 to June 30, 2016 and totaled $44.3 million at June 30, 2016; while long-term investments decreased $6.7 million, from $6.9 million to $0.2 million, respectively.

Under the line of credit, there was one standby letter of credit of $0.8 million as of June 30, 2016. At June 30, 2016, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at June 30, 2016 and December 31, 2015. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The termination date of the revolving credit facility is July 27, 2016.

At June 30, 2016, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth, total liabilities to tangible net worth ratio and working capital. At June 30, 2016, our tangible net worth was $195.0 million, which meets the requirement of being at or above $95.0 million. Our total liabilities to tangible net worth ratio was 0.32 to 1.0 which meets the requirement of not being above 2 to 1. Our working capital was $91.5 million, which meets the requirement of being at or above $40.0 million.

Effective July 27, 2016, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2018, eliminates the covenant requirement for the working capital requirement of being at or above $40.0 million and modifies the tangible net worth covenant requirement from $95.0 million to $125.0 million.

The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement will terminate upon the aforementioned thresholds having been met, on April 15, 2017, or upon other provisions contained in the repurchase agreement by either the Company or its agent. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Any other repurchases from directors or employees is contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	Six months ended June 30,						Inception to date
	2016			2015
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	10,230	$265,402	$25.94	—	$—	$—	3,679,451	$56,773,205	$15.43
401(k)	274,147	6,967,393	25.41	264,535	6,177,178	23.35	5,816,089	57,824,264	9.94
Directors and employees	17,128	440,828	25.74	11,249	267,453	23.78	1,860,688	15,280,991	8.21
Total	301,505	$7,673,623	$25.45	275,784	$6,444,631	$23.37	11,356,228	$129,878,460	$11.44

Subsequent to June 30, 2016, the Company has repurchased approximately an additional 300,000 shares for $1.8 million.

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 19, 2015	June 12, 2015	July 1, 2015	$0.11
October 29, 2015	December 2, 2015	December 23, 2015	$0.11
May 24, 2016	June 10, 2016	July 1, 2016	$0.11

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2016 and 2015. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Six months ended June 30,
	2016	2015
	(in thousands)
Operating Activities
Net Income	$25,147	$19,529
Income statement adjustments, net	5,744	3,940
Changes in assets and liabilities:
Accounts receivable	(8,417)	(1,286)
Income taxes	5,162	1,636
Inventories	(1,934)	(9,623)
Prepaid expenses and other	(550)	(446)
Accounts payable	1,848	(1,030)
Deferred revenue	220	136
Accrued liabilities & donations	1,252	(867)
Net cash provided by operating activities	28,472	11,989
Investing Activities
Capital expenditures	(15,825)	(9,304)
Purchases of investments	(13,894)	—
Maturities of investments and proceeds from called investments	10,811	14,363
Other	27	58
Net cash (used in) provided by investing activities	(18,881)	5,117
Financing Activities
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	2,384	4,986
Repurchase of stock	(7,674)	(6,444)
Net cash used in financing activities	$(5,290)	$(1,458)

Cash Flows Provided by Operating Activities

The increase in cash flows from operations is primarily due to the increase in net income and decreases in our estimated tax payments offset by cash outflows in accounts receivable and inventory caused by the increased level of sales in 2016 versus 2015.

Cash Flows (Used in) Provided by Investing Activities

The Company has invested surplus cash flows into investment purchases in 2016, while in 2015 the Company allowed the investments to mature without re-investment. Capital expenditures increased compared to the prior year due to continued investment in our new research and development lab as well as other construction projects. The capital expenditure program for 2016 is estimated to be approximately $32.7 million.

Cash Flows Used in Financing Activities

Options exercised by employees decreased compared to last year, which decreased the related excess tax benefits as well. Buyback activity increased, with the increase in dollars driven by a higher stock price over the period as compared to the prior year.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase agreements as of June 30, 2016.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2016.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting open market repurchases of up to approximately 5% (2.9 million shares) of the Company's outstanding stock. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. In October 2015, the Board authorized $25.0 million for use under the Company's stock buyback program. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement will terminate upon the aforementioned thresholds having been met, on April 15, 2017, or upon other provisions contained in the repurchase agreement by either the Company or its agent. We have repurchased a total of approximately 3.7 million shares under these programs for an aggregate price of $56.8 million, or an average price of $15.43 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through June 30, 2016, we repurchased approximately 5.8 million shares for an aggregate price of $57.8 million, or an average price of $9.94 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through June 30, 2016, we repurchased approximately 1.8 million shares for an aggregate price of $15.3 million, or an average price of $8.21 per share. We purchased the shares at current market prices.

Repurchases during the second quarter of 2016 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2016	36,474	$26.99	36,474	—
May 2016	64,276	27.53	64,276	—
June 2016	54,471	26.74	54,471	—
Total	155,221	$27.13	155,221	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 4A.  Submission of Matters to a Vote of Security Holders.

On May 24, 2016, the Company held its Annual Meeting. At the Annual Meeting, the Company's stockholders (i) elected each of the nominees listed below to the Company's Board of Directors to serve until the 2018 Annual Meeting of Stockholders for Angela E. Kouplen, until the 2019 Annual Meeting of Stockholders for Paul K. Lackey, Jr. and A. H. McElroy II, or until their respective successors are elected and qualified, (ii) approved the AAON, Inc. 2016 Long-Term Incentive Plan and (iii) ratified the selection of Grant Thornton, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2016. The final results for the votes regarding each proposal are set forth below.

(i) The voting results with respect to the election of each director were as follows:

Nominees:	For	Against	Withheld	Broker Non-Votes
Angela E. Kouplen	43,676,929	429,932	19,609	5,467,789
Paul K. Lackey, Jr.	38,681,465	5,440,954	4,051	5,467,789
A. H. McElroy II	43,221,151	901,268	4,051	5,467,789

(ii) The voting results with respect to the approval of the AAON, Inc. 2016 Long-Term Incentive Plan were as follows:

For	Against	Abstain	Broker Non-Votes
43,125,512	947,278	53,680	5,467,789

(iii) The voting results with respect to the ratification of the selection of Grant Thornton, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2016 were as follows:

For	Against	Abstain	Broker Non-Votes
49,304,611	270,288	19,360	—

Item 5.  Other Information.

At the May 24, 2016 board meeting following the Annual Meeting, the Board of Directors declared a regular semi-annual cash dividend of $0.11 per share. The dividends were paid to stockholders of record as of the close of business on June 10, 2016, with a payment date of July 1, 2016.

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

AAON, INC.

Dated: August 4, 2016	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: August 4, 2016	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer