Form 10-Q
period 2016-09-30
AAON INC
filed 2016-11-03
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Yes                                             No     ✓

As of October 28, 2016, registrant had outstanding a total of 52,755,240 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2016	December 31, 2015
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$14,562	$7,908
Certificates of deposit	6,232	10,080
Investments held to maturity at amortized cost	20,518	12,444
Accounts receivable, net	53,334	50,024
Income tax receivable	2,472	4,702
Note receivable	25	23
Inventories, net	43,401	38,499
Prepaid expenses and other	820	533
Total current assets	141,364	124,213
Property, plant and equipment:
Land	2,233	2,233
Buildings	77,185	68,806
Machinery and equipment	156,932	143,100
Furniture and fixtures	12,543	11,270
Total property, plant and equipment	248,893	225,409
Less: Accumulated depreciation	133,659	124,348
Property, plant and equipment, net	115,234	101,061
Certificates of deposit	—	1,880
Investments held to maturity at amortized cost	—	5,039
Note receivable	679	661
Total assets	$257,277	$232,854

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	7,228	6,178
Accrued liabilities	36,110	37,235
Total current liabilities	43,338	43,413
Deferred revenue	1,423	698
Deferred tax liabilities	7,187	8,706
Donations	553	1,119
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,783,642 and 53,012,363 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	211	212
Additional paid-in capital	—	—
Retained earnings	204,565	178,706
Total stockholders' equity	204,776	178,918
Total liabilities and stockholders' equity	$257,277	$232,854
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Net sales	$104,568	$94,360	$292,309	$261,403
Cost of sales	71,476	64,175	200,739	182,303
Gross profit	33,092	30,185	91,570	79,100
Selling, general and administrative expenses	10,400	10,062	29,874	27,579
Gain on disposal of assets	—	(34)	(20)	(59)
Income from operations	22,692	20,157	61,716	51,580
Interest income, net	82	14	223	87
Other (expense) income, net	(12)	(58)	115	(106)
Income before taxes	22,762	20,113	62,054	51,561
Income tax provision	7,080	6,862	20,098	18,781
Net income	$15,682	$13,251	$41,956	$32,780
Earnings per share:
Basic	$0.30	$0.24	$0.79	$0.61
Diluted	$0.29	$0.24	$0.78	$0.60
Cash dividends declared per common share:	$—	$—	$0.11	$0.11
Weighted average shares outstanding:
Basic	52,891,879	54,209,942	52,942,571	54,160,649
Diluted	53,394,331	54,579,590	53,467,023	54,623,163

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2015	53,012	$212	$—	$178,706	$178,918
Net income	—	—	—	41,956	41,956
Stock options exercised and restricted	347	1	1,680	—	1,681
stock awards vested, including tax benefits
Share-based compensation	—	—	3,172	—	3,172
Stock repurchased and retired	(575)	(2)	(4,852)	(10,277)	(15,131)
Dividends	—	—	—	(5,820)	(5,820)
Balances at September 30, 2016	52,784	$211	$—	$204,565	$204,776

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2016	2015
Operating Activities	(in thousands)
Net income	$41,956	$32,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,547	8,587
Amortization of bond premiums	216	168
Provision for losses on accounts receivable, net of adjustments	30	(48)
Provision for excess and obsolete inventories	420	(111)
Share-based compensation	3,172	2,076
Gain on disposition of assets	(20)	(59)
Foreign currency transaction (gain) loss	(38)	114
Interest income on note receivable	(21)	(23)
Deferred income taxes	(1,519)	(1,000)
Changes in assets and liabilities:
Accounts receivable	(3,340)	(1,685)
Income taxes	2,230	2,614
Inventories	(5,322)	(3,323)
Prepaid expenses and other	(287)	(154)
Accounts payable	949	(3,801)
Deferred revenue	334	138
Accrued liabilities and donations	(1,300)	2,130
Net cash provided by operating activities	47,007	38,403
Investing Activities
Capital expenditures	(23,627)	(12,775)
Proceeds from sale of property, plant and equipment	28	63
Investment in certificates of deposits	(4,112)	(6,200)
Maturities of certificates of deposits	9,840	4,658
Purchases of investments held to maturity	(10,384)	(14,183)
Maturities of investments	5,622	9,907
Proceeds from called investments	1,511	757
Principal payments from note receivable	39	42
Net cash used in investing activities	(21,083)	(17,731)
Financing Activities
Borrowings under revolving credit facility	761	—
Payments under revolving credit facility	(761)	—
Stock options exercised	1,681	2,640
Repurchase of stock	(14,572)	(9,074)
Employee taxes paid by withholding shares	(559)	(362)
Cash dividends paid to stockholders	(5,820)	(5,965)
Net cash used in financing activities	(19,270)	(12,761)
Net increase in cash and cash equivalents	6,654	7,911
Cash and cash equivalents, beginning of period	7,908	21,952
Cash and cash equivalents, end of period	$14,562	$29,863

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

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our critical accounting policies other than our early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting as discussed in Notes 10, 11 and 12.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $15.8 million and $14.4 million for the three months ended September 30, 2016 and 2015, respectively. The amounts of payments to our Representatives were $43.5 million and $42.5 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $6.2 million and $12.0 million in certificates of deposit at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the certificates of deposit bear interest ranging from 0.45% to 0.90% per annum and have various maturities ranging from less than one month to approximately 10 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $20.5 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 9 months. The investments have moderate risk with S&P ratings ranging from AA to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of
September 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
September 30, 2016:	(in thousands)
Current assets:
Investments held to maturity	$20,518	$—	$(16)	$20,502
Non current assets:
Investments held to maturity	—	—	—	—
Total	$20,518	$—	$(16)	$20,502

December 31, 2015:
Current assets:
Investments held to maturity	$12,444	$—	$(16)	$12,428
Non current assets:
Investments held to maturity	5,039	—	(17)	5,022
Total	$17,483	$—	$(33)	$17,450

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Accounts receivable	$53,479	$50,139
Less: Allowance for doubtful accounts	(145)	(115)
Total, net	$53,334	$50,024

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$73	$69	$115	$171
Provisions for losses on accounts receivables, net of recoveries	72	54	30	(40)
Accounts receivable written off	—	—	—	(8)
Balance, end of period	$145	$123	$145	$123

5.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	September 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$39,713	$33,853
Work in process	2,169	2,522
Finished goods	2,696	2,881
	44,578	39,256
Less: Allowance for excess and obsolete inventories	(1,177)	(757)
Total, net	$43,401	$38,499

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,065	$773	$757	$714
Provisions for excess and obsolete inventories	112	(35)	420	24
Inventories written off	—	(135)	—	(135)
Balance, end of period	$1,177	$603	$1,177	$603

6.  Supplemental Cash Flow Information

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$—	$—
Income taxes paid	$8,551	$6,321	$19,398	$17,167

Non-cash investing and financing activities:
Non-cash capital expenditures	$(1,211)	$(17)	$101	$(190)

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

Changes in the warranty accrual are as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Warranty accrual:	(in thousands)
Balance, beginning of period	$8,454	$8,092	$8,469	$8,130
Payments made	(1,331)	(1,130)	(2,988)	(3,133)
Provisions	1,012	1,289	2,654	3,254
Balance, end of period	$8,135	$8,251	$8,135	$8,251

Warranty expense:	$1,012	$1,289	$2,654	$3,254

8.  Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Warranty	$8,135	$8,469
Due to representatives	10,076	10,597
Payroll	6,082	3,954
401(k) Contributions	1,879	3,054
Profit sharing	2,574	2,220
Worker's compensation	386	366
Medical self-insurance	652	676
Customer prepayments	1,069	2,895
Donations	600	600
Employee benefits and other	4,657	4,404
Total	$36,110	$37,235

9.  Revolving Credit Facility

Our revolving credit facility, which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"), provides for maximum borrowings of $30.0 million. Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at September 30, 2016 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at September 30, 2016 and December 31, 2015. The termination date of the revolving credit facility is July 27, 2018.

As of September 30, 2016, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At September 30, 2016, our tangible net worth was $204.8 million and met the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.26 to 1, and met the requirement of not being above 2 to 1.

10.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
Current	$6,748	$7,299	$21,617	$19,781
Deferred	332	(437)	(1,519)	(1,000)
	$7,080	$6,862	$20,098	$18,781

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.9	5.8	5.0	5.5
Domestic manufacturing deduction	(3.0)	(3.6)	(3.4)	(3.3)
Excess tax benefits	(2.8)	—	(2.9)	—
Other	(3.0)	(3.1)	(1.3)	(0.8)
Effective tax rate	31.1%	34.1%	32.4%	36.4%

As discussed in Note 11, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, applying the changes for excess tax benefits and tax deficiencies prospectively. As a result, excess tax benefits and deficiencies are reported as an income tax benefit or expense on the statement of income rather than as a component of additional paid-in capital on the statement of equity. Excess tax benefits and deficiencies are treated as discrete items to the income tax provision in the reporting period in which they occur and are noted in the above table.

The Company's estimated annual 2016 effective tax rate, excluding discrete events, is approximately 36%. The Indian Employment Credit and Research and Development Credit were not extended until December 2015 for the 2015 and 2016 tax years. As such, the effective rate for the nine months ended September 30, 2016 is reduced for the impact of these credits while the effective rate for the nine months ended September 30, 2015 does not reflect these credits. Additionally, the Company had a return to provision adjustment for the three months ended September 30, 2016 of approximately $0.5 million related to a change in estimate of the Company's R&D credit.

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

The compensation cost related to unvested stock options not yet recognized as of September 30, 2016 is $5.5 million and is expected to be recognized over a weighted-average period of 2.5 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2016 and 2015 using a Black Scholes Model:

	Nine months ended
	September 30, 2016	September 30, 2015
Director and Officers:
Expected dividend rate	$0.22	$0.18
Expected volatility	42.38%	44.14%
Risk-free interest rate	2.02%	1.97%
Expected life (in years)	8.0	8.0

Employees:
Expected dividend rate	$0.22	$0.18
Expected volatility	40.41%	44.13%
Risk-free interest rate	1.60%	2.05%
Expected life (in years)	7.3	8.0

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

The following is a summary of stock options vested and exercisable as of September 30, 2016:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54-$8.65	329,433	4.79	$7.62	$6,984
$8.70-$22.76	38,598	7.01	15.09	530
$23.57-$28.20	7,764	8.31	23.61	40
Total	375,795	5.09	$8.72	$7,554

The following is a summary of stock options vested and exercisable as of September 30, 2015:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.31-$7.18	261,442	4.11	$5.93	$3,516
$7.44-$8.17	17,550	5.84	7.72	205
$8.65-$23.57	176,895	6.71	9.04	1,830
Total	455,887	5.18	$7.20	$5,551

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,130,910	$13.38
Granted	236,210	25.03
Exercised	(227,244)	7.39
Forfeited or Expired	(48,939)	20.09
Outstanding at September 30, 2016	1,090,937	$16.85
Exercisable at September 30, 2016	375,795	$8.72

The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $4.3 million and $7.0 million, respectively. The cash received from options exercised during the nine months ended September 30, 2016 and 2015 was $1.7 million and $2.6 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At September 30, 2016, unrecognized compensation cost related to unvested restricted stock awards was approximately $7.2 million, which is expected to be recognized over a weighted average period of 2.0 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	410,023	$18.78
Granted	131,850	22.82
Vested	(92,391)	17.73
Forfeited	(12,759)	18.51
Unvested at September 30, 2016	436,723	$20.23

A summary of share-based compensation is as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Grant date fair value of awards during the period:	(in thousands)
Options	$360	$—	$2,419	$657
Restricted stock	67	262	3,009	2,818
Total	$427	$262	$5,428	$3,475

Share-based compensation expense:
Options	$457	$203	$1,198	$601
Restricted stock	672	592	1,974	1,475
Total	$1,129	$795	$3,172	$2,076

Income tax benefit/(deficiency) related to share-based compensation:
Options	$311	$(123)	$1,441	$2,113
Restricted stock	326	(112)	325	104
Total	$637	$(235)	$1,766	$2,217

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which makes several modifications to Topic 718 including: accounting for excess tax benefits and deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax-withholding requirement; and classifying tax payments on behalf of employees on the statement of cash flows. The ASU becomes effective for interim and annual reporting periods beginning after December 31, 2016. We early adopted the ASU effective July 1, 2016.
The Company previously applied a forfeiture rate to its share-based compensation expense and adjusted expense to actual as awards vested and/or were forfeited. Upon adoption of ASU 2016-09, the Company accounts for forfeitures as they occur, rather than estimating forfeitures as of an award's grant date. This change in accounting policy election was adopted using a modified retrospective transition method and the Company recognized a cumulative-effect adjustment to retained earnings of approximately $150,000.
Tax payments made on behalf of an employee by repurchasing shares of stock are now shown separately as cash outflows from financing activities on the statement of cash flows. This provision was retrospectively adopted and prior period cash flows have been reclassified to conform with this presentation.
Additionally, the Company retrospectively adopted the provision to classify excess tax benefits and deficiencies as cash flows from operating activities as part of cash payments for taxes on the statement of cash flows. Prior period cash flows have been reclassified to conform with this presentation.
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

ASU 2016-09 impacts the calculation of diluted weighted average shares under the treasury stock method as the Company no longer increases or decreases the assumed proceeds from an employee vesting in, or exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital.

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands, except share and per share data)
Numerator:
Net income	$15,682	$13,251	$41,956	$32,780
Denominator:
Basic weighted average shares	52,891,879	54,209,942	52,942,571	54,160,649
Effect of dilutive stock options and restricted stock	502,452	369,648	524,452	462,514
Diluted weighted average shares	53,394,331	54,579,590	53,467,023	54,623,163
Earnings per share:
Basic	$0.30	$0.24	$0.79	$0.61
Diluted	$0.29	$0.24	$0.78	$0.60
Anti-dilutive shares:
Shares	551,940	138,661	512,823	135,971

13. Stockholders’ Equity

Stock Repurchase - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement will terminate upon the aforementioned thresholds having been met, on April 15, 2017, or upon other provisions contained in the repurchase agreement by either the Company or its agent. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. A11 other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	Nine Months Ended September 30,						Inception to date
	2016			2015
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	151,266	$4,041,685	$26.72	—	$—	$—	3,820,487	$60,549,487	$15.85
401(k)	402,623	10,531,020	26.16	403,172	9,075,481	22.51	5,944,566	61,387,891	10.33
Directors and employees	21,367	558,532	26.14	15,740	361,977	23.00	1,864,927	15,398,694	8.26
Total	575,256	$15,131,237	$26.30	418,912	$9,437,458	$22.53	11,629,980	$137,336,072	$11.81

Subsequent to September 30, 2016, the Company has repurchased approximately an additional 34,455 shares for $1.0 million.

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $11.7 million of our total net sales for the nine months just ended and $11.1 million of our sales during the same period of 2015.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2015 through the third quarter of 2016 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the nine months ended September 30, 2016, the price for copper, galvanized steel, stainless steel and aluminum decreased by approximately 8.6%, 15.9%, 17.3% and 2.9%, respectively, from the nine months ended September 30, 2015.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall unit sales increased approximately 20.4% as compared to the same period last year, driving the increase in sales for the quarter.

•	Cash and cash equivalents increased $6.7 million primarily from cash inflows from operations.

•	We invested $23.6 million in capital expenditures in connection with the construction of our new research and development lab, water source heat pump line and other internal projects.

Results of Operations

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Units Sold

	Three Months Ended September 30,
	2016	2015

Rooftop Units	4,694	3,934
Split Systems	1,104	883
Outdoor Mechanical Rooms	15	11
Total Units	5,813	4,828

Net Sales

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(in thousands, except unit data)
Net sales	$104,568	$94,360	$10,208	10.8%
Total units	5,813	4,828	985	20.4%

Sales increased primarily due to increased volume as compared to the prior year, offset by changes in product mix.

Cost of Sales

	Three Months Ended September 30,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Cost of sales	$71,476	$64,175	68.4%	68.0%
Gross Profit	33,092	30,185	31.6%	32.0%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased overall due to the corresponding increase in sales.

Twelve-month average raw material cost per pound as of September 30:

	2016	2015	% Change

Copper	$3.38	$3.70	(8.6)%
Galvanized Steel	$0.37	$0.44	(15.9)%
Stainless Steel	$1.15	$1.39	(17.3)%
Aluminum	$1.65	$1.70	(2.9)%

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Warranty	$1,012	$1,289	1.0%	1.4%
Profit Sharing	2,572	2,265	2.5%	2.4%
Salaries & Benefits	3,150	2,722	3.0%	2.9%
Stock Compensation	751	579	0.7%	0.6%
Advertising	271	259	0.3%	0.3%
Depreciation	201	245	0.2%	0.3%
Insurance	292	305	0.3%	0.3%
Professional Fees	605	419	0.6%	0.4%
Donations	41	447	—%	0.5%
Bad Debt Expense	72	53	0.1%	0.1%
Other	1,433	1,479	1.4%	1.6%
Total SG&A	$10,400	$10,062	9.9%	10.7%

The overall increase in SG&A was primarily due to increased compensation and profit sharing expenses due to better results versus the same period last year. The increase was partially offset by decreases in non-recurring donations and warranty expenses.

Income Taxes

	Three Months Ended September 30,		Effective Tax Rate
	2016	2015	2016	2015
	(in thousands)
Income tax provision	$7,080	$6,862	31.1%	34.1%

The Company’s estimated annual 2016 effective tax rate, excluding discrete events, is expected to be approximately 36.0%. The Indian Employment Credit and Research and Development Credit were not extended until December 2015 for the 2015 and 2016 tax years. As such, the effective rate for the three months ended September 30, 2016 is reduced for the impact of these credits while the effective rate for the three months ended September 30, 2015 does not reflect these credits. Additionally, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, applying the changes for excess tax benefits and tax deficiencies prospectively. As a result, excess tax benefits and deficiencies are reported as an income tax benefit or expense on the statement of income rather than as a component of additional paid-in capital on the statement of equity. Excess tax benefits and deficiencies are treated as discrete items to the income tax provision in the reporting period in which they occur. For the three months ended September 30, 2016, the Company recorded $0.6 million in excess tax benefits as an income tax benefit.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Units Sold

	Nine Months Ended September 30,
	2016	2015

Rooftop Units	13,086	11,115
Split Systems	2,843	2,501
Outdoor Mechanical Rooms	46	42
Total Units	15,975	13,658

Net Sales

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(in thousands, except unit data)
Net sales	$292,309	$261,403	$30,906	11.8%
Total units	15,975	13,658	2,317	17.0%

Sales increased primarily due to increased volume as compared to the prior year.

Cost of Sales

	Nine Months Ended September 30,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Cost of sales	$200,739	$182,303	68.7%	69.7%
Gross Profit	91,570	79,100	31.3%	30.3%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased overall due to the corresponding increase in sales.

Twelve-month average raw material cost per pound as of September 30:

	2016	2015	% Change

Copper	$3.38	$3.70	(8.6)%
Galvanized Steel	$0.37	$0.44	(15.9)%
Stainless Steel	$1.15	$1.39	(17.3)%
Aluminum	$1.65	$1.70	(2.9)%

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Warranty	$2,654	$3,254	0.9%	1.2%
Profit Sharing	7,022	5,817	2.4%	2.2%
Salaries & Benefits	9,352	7,842	3.2%	3.0%
Stock Compensation	2,156	1,506	0.7%	0.6%
Advertising	1,028	651	0.4%	0.2%
Depreciation	638	711	0.2%	0.3%
Insurance	935	914	0.3%	0.3%
Professional Fees	1,444	1,421	0.5%	0.5%
Donations	253	403	0.1%	0.2%
Bad Debt Expense	10	(41)	—%	—%
Other	4,382	5,101	1.5%	2.0%
Total SG&A	$29,874	$27,579	10.2%	10.6%

The overall increase in SG&A was primarily due to increased compensation costs and profit sharing expenses due to better results versus the same period last year. The increase was partially offset by a decrease in warranty expense related to continued improvement in quality control and other expense, which was higher in 2015 due to sales taxes to certain states. As a percentage of sales, SG&A decreased .4% due to effective cost management and efficiencies gained.

Income Taxes

	Nine Months Ended September 30,		Effective Tax Rate
	2016	2015	2016	2015
	(in thousands)
Income tax provision	$20,098	$18,781	32.4%	36.4%

The Company’s estimated annual 2016 effective tax rate, excluding discrete events, is expected to be approximately 36.0%. The Indian Employment Credit and Research and Development Credit were not extended until December 2015 for the 2015 and 2016 tax years. As such, the effective rate for the nine months ended September 30, 2016 is reduced for the impact of these credits while the effective rate for the nine months ended September 30, 2015 does not reflect these credits. Additionally, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, applying the changes for excess tax benefits and tax deficiencies prospectively. As a result, excess tax benefits and deficiencies are reported as an income tax benefit or expense on the statement of income rather than as a component of additional paid-in capital on the statement of equity. Excess tax benefits and deficiencies are treated as discrete items to the income tax provision in the reporting period in which they occur. For the nine months ended September 30, 2016, the Company recorded $1.8 million in excess tax benefits as an income tax benefit.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and short-term investments increased $10.9 million from December 31, 2015 to September 30, 2016 and totaled $41.3 million at September 30, 2016; while long-term investments decreased $6.9 million, from $6.9 million to $0.0 million, respectively.

Under the line of credit, there was one standby letter of credit of $0.8 million as of September 30, 2016. At September 30, 2016, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at September 30, 2016 and December 31, 2015. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The termination date of the revolving credit facility is July 27, 2018.

At September 30, 2016, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At September 30, 2016, our tangible net worth was $204.8 million, which meets the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.26 to 1.0 which meets the requirement of not being above 2 to 1.

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

Our repurchase activity is as follows:

	Nine Months Ended September 30,						Inception to date
	2016			2015
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	151,266	$4,041,685	$26.72	—	$—	$—	3,820,487	$60,549,487	$15.85
401(k)	402,623	10,531,020	26.16	403,172	9,075,481	22.51	5,944,566	61,387,891	10.33
Directors and employees	21,367	558,532	26.14	15,740	361,977	23.00	1,864,927	15,398,694	8.26
Total	575,256	$15,131,237	$26.30	418,912	$9,437,458	$22.53	11,629,980	$137,336,072	$11.81

Subsequent to September 30, 2016, the Company has repurchased approximately an additional 34,455 shares for $1.0 million.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2016 and 2015. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Nine months ended September 30,
	2016	2015
	(in thousands)
Operating Activities
Net Income	$41,956	$32,780
Income statement adjustments, net	11,787	9,704
Changes in assets and liabilities:
Accounts receivable	(3,340)	(1,685)
Income taxes	2,230	2,614
Inventories	(5,322)	(3,323)
Prepaid expenses and other	(287)	(154)
Accounts payable	949	(3,801)
Deferred revenue	334	138
Accrued liabilities & donations	(1,300)	2,130
Net cash provided by operating activities	47,007	38,403
Investing Activities
Capital expenditures	(23,627)	(12,775)
Purchases of investments	(14,496)	(20,383)
Maturities of investments and proceeds from called investments	16,973	15,322
Other	67	105
Net cash used in investing activities	(21,083)	(17,731)
Financing Activities
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	1,681	2,640
Repurchase of stock	(14,572)	(9,074)
Employee taxes paid by withholding shares	(559)	(362)
Cash dividends paid to stockholders	(5,820)	(5,965)
Net cash used in financing activities	$(19,270)	$(12,761)

Cash Flows Provided by Operating Activities

The increase in cash flows from operations is primarily due to the increase in net income and decreases in our estimated tax payments offset by cash outflows in accounts receivable and inventory caused by the increased level of sales in 2016 versus 2015.

Cash Flows Used in Investing Activities

Capital expenditures increased compared to the prior year due to continued investment in our new research and development lab as well as other construction projects. The capital expenditure program for 2016 is estimated to be approximately $32.7 million. Overall purchases of investments have decreased due to the increase in capital expenditures.

Cash Flows Used in Financing Activities

Cash outflows increased primarily due to our renewed stock buyback program.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase agreements as of September 30, 2016.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2016 other than our early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting as discussed in the Notes to the Consolidated Financial Statements.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting open market repurchases of up to approximately 5% (2.9 million shares) of the Company's outstanding stock. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. In October 2015, the Board authorized $25.0 million for use under the Company's stock buyback program. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement will terminate upon the aforementioned thresholds having been met, on April 15, 2017, or upon other provisions contained in the repurchase agreement by either the Company or its agent. We have repurchased a total of approximately 3.8 million shares under these programs for an aggregate price of $60.5 million, or an average price of $15.85 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through September 30, 2016, we repurchased approximately 5.9 million shares for an aggregate price of $61.4 million, or an average price of $10.33 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through September 30, 2016, we repurchased approximately 1.9 million shares for an aggregate price of $15.4 million, or an average price of $8.26 per share. We purchased the shares at current market prices.

Repurchases during the third quarter of 2016 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2016	92,335	$26.90	92,335	—
August 2016	94,649	26.99	94,649	—
September 2016	86,767	27.88	86,767	—
Total	273,751	$27.24	273,751	—

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

AAON, INC.

Dated: November 3, 2016	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: November 3, 2016	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer