Form 10-K
period 2016-12-31
AAON INC
filed 2017-02-23
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
 [ ]  Yes        [X]  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2016 was $1,093.9 million.

As of February 16, 2017, registrant had outstanding a total of 52,641,334 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 16, 2017, are incorporated into Part III.

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

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market. Foreign sales accounted for approximately $14.7 million, $14.6 million and $19.9 million of our sales in 2016, 2015 and 2014, respectively.

Our rooftop and condensing unit markets primarily consist of units installed on commercial or industrial structures of generally less than ten stories in height. Our air handling units, self-contained units, geothermal/water-source heat pumps, chillers, packaged outdoor mechanical rooms and coils are applicable to all sizes of commercial and industrial buildings.

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

Based on our 2016 sales of $384.0 million, we estimate that we have approximately a 12-13% share of the greater than five ton rooftop market and a 2-3% share of the less than five ton market. Approximately 55% of our sales were generated from the renovation and replacement markets and 45% from new construction. The percentage of sales for new construction vs. replacement to particular customers is related to the customer’s stage of development.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished products consist of a single unit system containing heating and cooling in a self-contained cabinet, referred to in the industry as "unitary products”. Our other finished products are chillers, packaged outdoor mechanical rooms, coils, air handling units, condensing units, makeup air units, energy recovery units, rooftop units and geothermal/ water-source heat pumps.

We offer three groups of rooftop units: the RQ Series, consisting of eight cooling sizes ranging from two to ten tons; the RN Series, offered in 28 cooling sizes ranging from six to 140 tons; and the RL Series, which is offered in 21 cooling sizes ranging from 45 to 240 tons.

We also offer the SA, SB and M2 Series as indoor packaged, water-cooled or geothermal/water-source heat pump self-contained units with cooling capacities of three to 70 tons.

Our small packaged geothermal/water-source heat pump units consist of the WH Series horizontal configuration and WV Series vertical configuration, both from one-half to five tons.

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

Our energy recovery option applicable to our RQ, RN, RL and SB units, as well as our V3, M2 and M3 Series air handling units, respond to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. Our products are designed to compete on the higher quality end of standardized products.

Performance characteristics of our products range in cooling capacity from one-half to 540 tons and in heating capacity from 69,000 to 9,000,000 BTUs. All of our products meet the Department of Energy's (“DOE”) minimum efficiency standards, which define the maximum amount of energy to be used in producing a given amount of cooling. Many of our units far exceed these minimum standards and are among the highest efficiency units currently available.

A typical commercial building installation requires one ton of air conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air conditioning, which can involve multiple units.

Major Customers

One customer, Texas AirSystems, accounted for 10% or more of our sales during 2016 and 2015. No customer accounted for 10% or more of our sales during 2014.

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

Representatives

We employ a sales staff of 31 individuals and utilize approximately 65 independent manufacturer representatives' organizations (“Representatives”) having 104 offices to market our products in the United States and Canada. We also have one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, and Longview, Texas, plants to the job site.

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

Warranties

Our product warranty policy is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and ten years on gas-fired heat exchangers in RL products (if applicable). Our warranty policy for the RQ series covers parts for two years from date of unit shipment and labor for one year from date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of manufacture.

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

All of our Research and Development ("R&D") activities are self-sponsored, rather than customer-sponsored. R&D activities have involved the RQ, RN and RL (rooftop units), F1, H3, V3, M2 and M3 (air handling units), LF, LN and LZ (chillers), CB, CF and CN (condensing units), SA and SB (self-contained units), WH and WV (water-source heat pumps), FZ (fluid coolers) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development. We incurred research and development expenses of approximately $12.0 million, $7.5 million and $6.3 million in 2016, 2015 and 2014, respectively.

Backlog

Our backlog as of February 1, 2017 was approximately $53.5 million compared to approximately $52.3 million as of February 1, 2016. The current backlog consists of orders considered by management to be firm and generally are filled on average within approximately 60 to 90 days after an order is deemed to become firm; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation. Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $30 million and had a zero balance at December 31, 2016. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

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

Employees

As of February 12, 2017, we employed 1,619 permanent employees. Our employees are not represented by unions. Management considers its relations with our employees to be good.

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

Item 1A.  Risk Factors.

The following risks and uncertainties may affect our performance and results of operations. The discussion below contains "forward-looking statements" as outlined in the Forward-Looking Statements section above. Our ability to mitigate risks may cause our future results to materially differ from what we currently anticipate. Additionally, the ability of our competitors to react to material risks will affect our future results.

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

Problems in the availability, or increases in the prices, of raw materials or components could depress our sales or increase the costs of our products. We are dependent upon components purchased from third parties, as well as raw materials such as steel, copper and aluminum. Occasionally, we enter into cancellable and non-cancellable contracts on terms from six to 18 months for raw materials and components at fixed prices. However, if a key supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit.

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

Competition in our various markets could cause us to reduce our prices or lose market share, which could have an adverse effect on our future financial results. Substantially all of the markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product line. Other factors that affect competition in the HVAC market include the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. Moreover, new product introductions are an important factor in the market categories in which our products compete. Several of our competitors have greater financial and other resources than we have, allowing them to invest in more extensive research and development. We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may materially adversely affect our business and results of operations.

The loss of Norman H. Asbjornson could impair the growth of our business.

Norman H. Asbjornson, our founder, has served as our Chief Executive Officer from inception to date and President from inception to November 2016. He has provided the leadership and vision for our strategy and growth. Although important responsibilities and functions have been delegated to other highly experienced and capable management personnel, and our products are technologically advanced and well positioned for sales well into the future, the death, disability or retirement of Mr. Asbjornson could impair the growth of our business. We do not have an employment agreement with Mr. Asbjornson.

The Board of Directors attempts to manage this risk by continually engaging in succession planning concerning Mr. Asbjornson (as well as other key management personnel), as demonstrated by the Board's appointment of Gary D. Fields as President of AAON in November 2016.

Our business is subject to the risks of interruptions by cybersecurity attacks.

We depend upon information technology infrastructure, including network, hardware and software systems to conduct our business. Despite our implementation of network and other cybersecurity  measures, our information technology system and networks could be disrupted or experience a security breach from computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Our security measures may not be adequate to protect against highly targeted sophisticated cyber-attacks, or other improper disclosures of confidential and/or sensitive information. Additionally, we may have access to confidential or other sensitive information of our customers, which, despite our efforts to protect, may be vulnerable to security breaches, theft, or other improper disclosure. Any cyber-related attack or other improper disclosure of confidential information could have a material adverse effect on our business, as well as other negative consequences, including significant damage to our reputation, litigation, regulatory actions and increased cost.

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

We always face the possibility of new governmental regulations which could have a substantial or even extreme negative effect on our operations and profitability. Negotiations during the summer of 2013 mitigated some of the negative effects of the Department of Energy Final Rule, Regulatory Identification No. 1904-AC23, published on March 7, 2011. However, certain additional testing and listing requirements are still in place and scheduled to be phased in.

Several other intrusive component part governmental regulations are in process. If these proposals become final rules, the effect would be the regulation of compressors and fans in products for which the Department of Energy does not have current authority. This could affect equipment we currently manufacture and could have an impact on our product design, operations and profitability.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2016, we own all of our facilities, consisting of approximately 1.55 million square feet of space for office, manufacturing, warehouse, assembly operations and parts sales in Tulsa, Oklahoma, and Longview, Texas. We believe that our facilities are well maintained and are in good condition and suitable for the conduct of our business.

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

Our manufacturing area is in heavy industrial type buildings, with some coverage by overhead cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the facilities consists primarily of automated sheet metal fabrication equipment, supplemented by presses. Assembly lines consist of six cart-type conveyor lines and one roller-type conveyor line with variable line speed adjustment, which are motor driven. Subassembly areas and production line manning are based upon line speed.

In February 2016, we broke ground on a new engineering research and development laboratory at the Tulsa manufacturing facility. The three-story 75,000 square foot facility will be both an acoustical and a performance measuring laboratory. The new facility will consist of seven psychrometric chambers allowing AAON to meet and maintain industry certifications.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "AAON". The table below summarizes the intraday high and low reported sale prices for our common stock for the past two fiscal years. As of the close of business on February 16, 2017, there were 1,115 holders of record of our common stock.

Quarter Ended	High	Low

March 31, 2015	$24.71	$20.85
June 30, 2015	$24.95	$22.39
September 30, 2015	$23.23	$19.12
December 31, 2015	$25.15	$19.19

March 31, 2016	$28.02	$19.49
June 30, 2016	$28.27	$25.65
September 30, 2016	$29.04	$25.75
December 31, 2016	$33.90	$27.55

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 2, 2014	June 12, 2014	July 1, 2014	$0.09
November 4, 2014	December 2, 2014	December 23, 2014	$0.09
May 19, 2015	June 12, 2015	July 1, 2015	$0.11
October 29, 2015	December 2, 2015	December 23, 2015	$0.11
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13

Additionally, on June 5, 2014, we declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 16, 2014. Stockholders of record at the close of business on June 27, 2014 received one additional share for every two shares they held as of that date.

The following is a summary of our share-based compensation plans as of December 31, 2016:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 2007 Long-Term Incentive Plan	410,236	$10.57	—
The 2016 Long-Term Incentive Plan	—	$—	3,393,534

Repurchases during the fourth quarter of 2016 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2016	34,455	$29.61	34,455	—
November 2016	81,225	30.80	81,225	—
December 2016	45,234	32.87	45,234	—
Total	160,914	$31.13	160,914	—

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return, the NASDAQ Composite and a peer group of U.S. industrial manufacturing companies in the air conditioning, ventilation, and heating exchange equipment markets from December 31, 2011 through December 31, 2016. The graph assumes that $100 was invested at the close of trading December 31, 2011, with reinvestment of dividends. Our peer group includes Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc., and United Technologies Corporation. This table is not intended to forecast future performance of our Common Stock.

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

	Years Ended December 31,
Results of Operations:	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Net sales	$383,977	$358,632	$356,322	$321,140	$303,114
Net income	$53,376	$45,728	$44,158	$37,547	$27,449
Earnings per share:
Basic	$1.01	$0.85	$0.81	$0.68	$0.50
Diluted	$1.00	$0.84	$0.80	$0.68	$0.49
Cash dividends declared per common share:	$0.24	$0.22	$0.18	$0.13	$0.16	(1)
(1) Includes special dividend of $0.05 per common share paid on December 24, 2012.

	December 31,
Financial Position at End of Fiscal Year:	2016	2015	2014	2013	2012
	(in thousands)
Working capital	$101,939	$80,800	$82,227	$72,515	$47,428
Total assets	256,530	232,854	226,974	210,665	189,000
Long-term and current debt	—	—	—	—	—
Total stockholders’ equity	205,898	178,918	174,059	164,106	138,136

Use of Non-GAAP Financial Measure

To supplement the Company’s consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), an additional non-GAAP financial measure is provided and reconciled in the following table. The Company believes that this non-GAAP financial measure, when considered together with the GAAP financial measures, provides information that is useful to investors in understanding period-over-period operating results. The Company believes that this non-GAAP financial measure enhances the ability of investors to analyze the Company’s business trends and operating performance.

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

The following table provides a reconciliation of net income (GAAP) to EBITDAX (non-GAAP) for the periods indicated:

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net Income, a GAAP measure	$53,376	$45,728	$44,158	$37,547	$27,449
Depreciation	13,035	11,741	11,553	12,312	13,407
Amortization of bond premiums	249	266	688	790	155
Share-based compensation	4,357	2,891	2,178	1,763	1,294
Interest income	(541)	(427)	(964)	(1,011)	(197)
Income tax expense	26,615	25,611	24,088	18,747	16,868
EBITDAX, a non-GAAP measure	$97,091	$85,810	$81,701	$70,148	$58,976

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We engineer, manufacture, market and sell air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2016 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. For the year ended December 31, 2016, the prices for copper, galvanized steel and stainless steel decreased approximately 4.8%, 9.5% and 12.3%, respectively, from a year ago, while the price for aluminum remained relatively unchanged from a year ago. For the year ended December 31, 2015, the prices for copper, galvanized steel and stainless steel decreased approximately 13.0%, 10.6%, and 13.9%, respectively, from 2014, while the price for aluminum increased 1.8% from 2014.

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

The following are highlights of our results of operations, cash flows, and financial condition:

•
We spent $26.6 million in capital expenditures in 2016, an increase of $5.6 million from the $21.0 million spent in 2015, primarily due to construction projects related to our new research and development lab, water-source heat pump production line, as well as other internal development projects.

•	We paid cash dividends of $12.7 million in 2016 compared to $11.9 million in 2015.

•	Our volumes continue to increase, with an approximate 12.5% increase in units sold for 2016 versus 2015.

Results of Operations

Units sold for years ended December 31:

	2016	2015	2014

Rooftop Units	16,764	14,891	14,336
Split Systems	3,753	3,385	2,622
Outdoor Mechanical Rooms	65	57	114
Water Source Heat Pumps	316	243	251
Total Units	20,898	18,576	17,323

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Net Sales

	Years Ending December 31,
	2016	2015	$ Change	% Change
	(in thousands, except unit data)
Net sales	$383,977	$358,632	$25,345	7.1%
Total units	20,898	18,576	2,322	12.5%

Net sales increased due to an increase in our total units sold, offset by a decline in the average price per unit for both of our locations.

Cost of Sales

	Years Ending December 31,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Cost of sales	$265,897	$249,951	69.2%	69.7%
Gross Profit	118,080	108,681	30.8%	30.3%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.

Twelve month average raw material cost per pound as of December 31:

	Years Ending December 31,
	2016	2015	% Change

Copper	$3.37	$3.54	(4.8)%
Galvanized Steel	$0.38	$0.42	(9.5)%
Stainless Steel	$1.14	$1.30	(12.3)%
Aluminum	$1.67	$1.67	—%

Selling, General and Administrative Expenses

	Years Ending December 31,		Percent of Sales
	2016	2015	2016	2015
	(in thousands)
Warranty	$3,601	$4,317	0.9%	1.2%
Profit Sharing	8,991	8,037	2.3%	2.2%
Salaries & Benefits	11,363	11,078	3.0%	3.1%
Stock Compensation	2,914	2,082	0.8%	0.6%
Advertising	1,395	1,191	0.4%	0.3%
Depreciation	796	930	0.2%	0.3%
Insurance	1,072	1,153	0.3%	0.3%
Professional Fees	2,032	1,794	0.5%	0.5%
Donations	370	452	0.1%	0.1%
Bad Debt Expense	(45)	(48)	—%	—%
Other	6,017	6,452	1.6%	1.8%
Total SG&A	$38,506	$37,438	10.0%	10.4%

The increase in SG&A is primarily due to increased compensation costs due to better operating results, offset by a decrease in warranty expense as a result of continued improvements in quality control and a decrease in other expense.

Income Taxes

	Years Ending December 31,		Effective Tax Rate
	2016	2015	2016	2015
	(in thousands)
Income tax provision	$26,615	$25,611	33.3%	35.9%

The Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, applying the changes for excess tax benefits and tax deficiencies prospectively. As a result, excess tax benefits and deficiencies are reported as an income tax benefit or expense on the statement of income rather than as a component of additional paid-in capital on the statement of equity. Excess tax benefits and deficiencies are treated as discrete items to the income tax provision in the reporting period in which they occur. For the twelve months ended December 31, 2016, the Company recorded $2.1 million in excess tax benefits as an income tax benefit.

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

Twelve month average raw material cost per pound as of December 31:

	Years Ending December 31,
	2015	2014	% Change

Copper	$3.54	$4.07	(13.0)%
Galvanized Steel	$0.42	$0.47	(10.6)%
Stainless Steel	$1.30	$1.51	(13.9)%
Aluminum	$1.67	$1.64	1.8%

Selling, General and Administrative Expenses

	Years Ending December 31,		Percent of Sales
	2015	2014	2015	2014
	(in thousands)
Warranty	$4,317	$4,874	1.2%	1.4%
Profit Sharing	8,037	7,781	2.2%	2.2%
Salaries & Benefits	11,078	11,638	3.1%	3.3%
Stock Compensation	2,082	1,520	0.6%	0.4%
Advertising	1,191	1,015	0.3%	0.3%
Depreciation	930	878	0.3%	0.2%
Insurance	1,153	1,160	0.3%	0.3%
Professional Fees	1,794	1,986	0.5%	0.6%
Donations	452	4,202	0.1%	1.2%
Bad Debt Expense	(48)	(1)	—%	—%
Other	6,452	5,509	1.8%	1.5%
Total SG&A	$37,438	$40,562	10.4%	11.4%

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

Our cash and cash equivalents increased $16.2 million from December 31, 2015 to December 31, 2016. As of December 31, 2016, we had $24.2 million in cash and cash equivalents.

As of December 31, 2016, we had certificates of deposit of $5.5 million and investments held to maturity at amortized cost of $14.1 million. These certificates of deposit had maturity dates of less than two months to approximately 7 months. The investments held to maturity at amortized cost had maturity dates of less than one month to approximately 6 months.

On July 25, 2016 we renewed our line of credit with BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). The revolving line of credit matures on July 27, 2018. We expect to renew our line of credit in July 2018 with favorable terms. Under the line of credit, there was one standby letter of credit of $0.8 million as of December 31, 2016. At December 31, 2016 we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

As of December 31, 2016 and 2015, there were no outstanding balances under the revolving credit facility. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The weighted average interest rate was 3.0% and 2.6% for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2016, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At December 31, 2016, our tangible net worth was $205.9 million, which meets the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.2 to 1.0 which meets the requirement of not being above 2 to 1.

The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The repurchase agreement will terminate upon the aforementioned thresholds having been met, on April 15, 2017, or upon other provisions contained in the repurchase agreement by either the Company or its agent. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Any other repurchases from directors or employees is contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	2016			2015			2014
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	165,598	$4,440,658	$26.82	1,037,590	$24,999,963	$24.09	1,016,717	$19,998,406	$19.67
401(k)	540,501	14,875,850	27.52	512,754	11,557,598	22.54	417,172	8,246,172	19.77
Directors and employees	30,072	823,446	27.38	25,746	585,413	22.74	54,341	1,038,459	19.11
Total	736,171	$20,139,954	$27.36	1,576,090	$37,142,974	$23.57	1,488,230	$29,283,037	$19.68

	Inception to Date
Program	Shares	Total $	$ per share
Open market	3,834,819	$60,948,460	$15.89
401(k)	6,082,443	65,732,720	10.81
Directors and employees	1,873,632	15,663,608	8.36
Total	11,790,894	$142,344,788	$12.07

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 2, 2014	June 12, 2014	July 1, 2014	$0.09
November 4, 2014	December 2, 2014	December 23, 2014	$0.09
May 19, 2015	June 12, 2015	July 1, 2015	$0.11
October 29, 2015	December 2, 2015	December 23, 2015	$0.11
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13

Additionally, on June 5, 2014, we declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 16, 2014. Stockholders of record at the close of business on June 27, 2014 received one additional share for every two shares they held as of that date.

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2017 and the foreseeable future.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows used in financing activities for the years indicated.

	2016	2015	2014
	(in thousands)
Operating Activities
Net Income	$53,376	$45,728	$44,158
Income statement adjustments, net	18,996	16,250	12,154
Changes in assets and liabilities:
Accounts receivable	7,048	(5,884)	(5,007)
Income tax receivable	(1,537)	312	(257)
Inventories	(9,478)	(1,059)	(5,613)
Prepaid expenses and other	(83)	76	(305)
Accounts payable	654	(5,109)	3,512
Deferred revenue	417	189	782
Accrued liabilities	(5,470)	4,852	4,094
Net cash provided by operating activities	63,923	55,355	53,518
Investing Activities
Capital expenditures	(26,604)	(20,967)	(16,127)
Purchases of investments	(14,496)	(20,863)	(16,820)
Maturities of investments and proceeds from called investments	24,095	18,519	26,536
Other	80	117	382
Net cash used in investing activities	(16,925)	(23,194)	(6,029)
Financing Activities
(Payments) borrowings under revolving credit facility, net	—	—	—
Stock options exercised	2,063	2,795	1,318
Repurchase of stock	(19,317)	(36,558)	(29,066)
Employee taxes paid by withholding shares	(823)	(585)	(218)
Cash dividends paid to stockholders	(12,676)	(11,857)	(9,656)
Net cash used in financing activities	$(30,753)	$(46,205)	$(37,622)

Cash Flows from Operating Activities

Cash flows from operating activities increased primarily due to increased levels of operations generating excess cash flows.

Cash Flows from Investing Activities

The capital expenditure program for 2017 is estimated to be approximately $41.8 million. The increase in capital expenditures is primarily due to construction projects related to our new research and development lab, water-source heat pump production line, as well as other internal development projects. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges. The increase in capital expenditures was offset by decreased investment purchases, primarily driven by the use of maturing investment funds in our capital expenditure program.

Cash Flows from Financing Activities

Our buyback activity in 2016 decreased compared to prior years, due to less open market repurchases of our stock pursuant to the terms of our repurchase agreement.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Agreements

We had no material contractual purchase agreements as of December 31, 2016.

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

Warranty – A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. The warranty period is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years on compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and 10 years on gas-fired heat exchangers in RL products (if applicable). With the introduction of the RQ product line in 2010, our warranty policy for the RQ series was implemented to cover parts for two years from date of unit shipment and labor for one year from date of unit shipment.  Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of manufacture. Warranty expense is estimated based on the warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue.

Due to the absence of warranty history on new products, an additional provision may be made for such products. Our estimated future warranty cost is subject to adjustment from time to time depending on changes in actual warranty trends and cost experience. Should actual claim rates differ from our estimates, revisions to the estimated product warranty liability would be required.

Stock Compensation – We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock awards, based on their fair values at the time of grant. Compensation expense is recognized on a straight-line basis during the service period of the related share-based compensation award. Forfeitures are accounted for as they occur. The fair value of each option award and restricted stock award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option valuation model requires the input of subjective assumptions such as: the expected volatility, the expected term of the options granted, expected dividend yield, and the risk-free rate.

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

The following ASUs have been issued in 2016 along with ASU 2014-09 with the same effective dates and transition requirements:

•	ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides implementation guidance for Topic 606 on principal versus agent considerations.

•
ASU 2016-10, Identifying Performance Obligations and Licensing, which provides clarification for two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance.

•	ASU 2016-12, Revenue from Contracts with Customers, which further amends Topic 606.

•	ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which further amends Topic 606.

The Company plans to adopt using the retrospective transition method. The Company has begun assessing the impact of ASU 2015-09 and believes the impact will not be material to the consolidated financial statements. We do not expect to complete our evaluation until after our first quarter of 2017. Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective January 1, 2018.

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

We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAON, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company adopted new accounting guidance in 2016, 2015 and 2014, related to the accounting for employee share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
February 23, 2017

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2016	2015
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$24,153	$7,908
Certificates of deposit	5,512	10,080
Investments held to maturity at amortized cost	14,083	12,444
Accounts receivable, net	43,001	50,024
Income tax receivable	6,239	4,702
Note receivable	25	23
Inventories, net	47,352	38,499
Prepaid expenses and other	616	533
Total current assets	140,981	124,213
Property, plant and equipment:
Land	2,233	2,233
Buildings	78,806	68,806
Machinery and equipment	158,216	143,100
Furniture and fixtures	12,783	11,270
Total property, plant and equipment	252,038	225,409
Less: Accumulated depreciation	137,146	124,348
Property, plant and equipment, net	114,892	101,061
Certificates of deposit	—	1,880
Investments held to maturity at amortized cost	—	5,039
Note receivable, long-term	657	661
Total assets	$256,530	$232,854

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	7,102	6,178
Accrued liabilities	31,940	37,235
Total current liabilities	39,042	43,413
Deferred revenue	1,498	698
Deferred tax liabilities	9,531	8,706
Donations	561	1,119
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued
Common stock, $.004 par value, 100,000,000 shares authorized, 52,651,448 and 53,012,363 issued and outstanding at December 31, 2016 and 2015, respectively	211	212
Additional paid-in capital	—	—
Retained earnings	205,687	178,706
Total stockholders' equity	205,898	178,918
Total liabilities and stockholders' equity	$256,530	$232,854

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ending December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net sales	$383,977	$358,632	$356,322
Cost of sales	265,897	249,951	248,059
Gross profit	118,080	108,681	108,263
Selling, general and administrative expenses	38,506	37,438	40,562
Gain on disposal of assets	(20)	(59)	(305)
Income from operations	79,594	71,302	68,006
Interest income, net	292	161	276
Other income (expense), net	105	(124)	(36)
Income before taxes	79,991	71,339	68,246
Income tax provision	26,615	25,611	24,088
Net income	$53,376	$45,728	$44,158
Earnings per share:
Basic	$1.01	$0.85	$0.81
Diluted	$1.00	$0.84	$0.80
Cash dividends declared per common share:	$0.24	$0.22	$0.18
Weighted average shares outstanding:
Basic	52,924,398	54,045,841	54,809,319
Diluted	53,449,754	54,481,484	55,369,016

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2013	55,067	$221	$—	$163,885	$164,106
Net income	—	—	—	44,158	44,158
Stock options exercised and restricted	463	1	2,556	—	2,557
stock awards granted, including tax benefits
Share-based compensation	—	—	2,178	—	2,178
Stock repurchased and retired	(1,488)	(6)	(4,734)	(24,544)	(29,284)
Dividends	—	—	—	(9,656)	(9,656)
Balance at December 31, 2014	54,042	216	—	173,843	174,059
Net income	—	—	—	45,728	45,728
Stock options exercised and restricted	546	2	5,238	—	5,240
stock awards granted, including tax benefits
Share-based compensation	—	—	2,891	—	2,891
Stock repurchased and retired	(1,576)	(6)	(8,129)	(29,008)	(37,143)
Dividends	—	—	—	(11,857)	(11,857)
Balance at December 31, 2015	53,012	212	—	178,706	178,918
Net income	—	—	—	53,376	53,376
Stock options exercised and restricted	375	2	2,061	—	2,063
stock awards granted
Share-based compensation	—	—	4,357	—	4,357
Stock repurchased and retired	(736)	(3)	(6,418)	(13,719)	(20,140)
Dividends	—	—	—	(12,676)	(12,676)
Balance at December 31, 2016	52,651	$211	$—	$205,687	$205,898

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ending December 31,
	2016	2015	2014
Operating Activities	(in thousands)
Net income	$53,376	$45,728	$44,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,035	11,741	11,553
Amortization of bond premiums	249	266	688
Provision for losses on accounts receivable, net of adjustments	(25)	(48)	(22)
Provision for excess and obsolete inventories	625	178	135
Share-based compensation	4,357	2,891	2,178
Gain on disposition of assets	(20)	(59)	(305)
Foreign currency transaction (gain) loss	(22)	139	74
Interest income on note receivable	(28)	(30)	(36)
Deferred income taxes	825	1,172	(2,111)
Write-off of note receivable	—	—	—
Changes in assets and liabilities:
Accounts receivable	7,048	(5,884)	(5,007)
Income tax receivable	(1,537)	312	(257)
Inventories	(9,478)	(1,059)	(5,613)
Prepaid expenses and other	(83)	76	(305)
Accounts payable	654	(5,109)	3,512
Deferred revenue	417	189	782
Accrued liabilities and donations	(5,470)	4,852	4,094
Net cash provided by operating activities	63,923	55,355	53,518
Investing Activities
Capital expenditures	(26,604)	(20,967)	(16,127)
Proceeds from sale of property, plant and equipment	28	63	319
Investment in certificates of deposits	(4,112)	(6,680)	(9,940)
Maturities of certificates of deposits	10,560	6,098	9,310
Purchases of investments held to maturity	(10,384)	(14,183)	(6,880)
Maturities of investments	10,021	11,408	14,197
Proceeds from called investments	3,514	1,013	3,029
Principal payments from note receivable	52	54	63
Net cash used in investing activities	(16,925)	(23,194)	(6,029)
Financing Activities
Borrowings under revolving credit facility	761	—	—
Payments under revolving credit facility	(761)	—	—
Stock options exercised	2,063	2,795	1,318
Repurchase of stock	(19,317)	(36,558)	(29,066)
Employee taxes paid by withholding shares	(823)	(585)	(218)
Cash dividends paid to stockholders	(12,676)	(11,857)	(9,656)
Net cash used in financing activities	(30,753)	(46,205)	(37,622)
Net increase (decrease) in cash and cash equivalents	16,245	(14,044)	9,867
Cash and cash equivalents, beginning of year	7,908	21,952	12,085
Cash and cash equivalents, end of year	$24,153	$7,908	$21,952

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

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

Investments

Certificates of Deposit

We held $5.5 million and $12.0 million in certificates of deposit at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016, the certificates of deposit bear interest ranging from 0.55% to 0.90% per annum and have various maturities ranging from less than two months to approximately 7 months.

Investments Held to Maturity

At December 31, 2016, our investments held to maturity were comprised of $14.1 million of corporate notes and bonds with various maturities ranging from less than one month to approximately 6 months. The investments have moderate risk with S&P ratings ranging from AA to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity at December 31, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
December 31, 2016:	(in thousands)
Current assets:
Investments held to maturity	$14,083	$—	$(12)	$14,071
Non current assets:
Investments held to maturity	—	—	—	—
Total	$14,083	$—	$(12)	$14,071
December 31, 2015:
Current assets:
Investments held to maturity	$12,444	$—	$(16)	$12,428
Non current assets:
Investments held to maturity	5,039	—	(17)	5,022
Total	$17,483	$—	$(33)	$17,450

We evaluate these investments for other-than-temporary impairments on a quarterly basis. We do not believe there was an other-than-temporary impairment for our investments at December 31, 2016 or 2015.

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

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 4%, 4% and 6% of revenues for the years ended December 31, 2016, 2015 and 2014, respectively. One customer, Texas AirSystems, accounted for 10% or more of our sales during 2016 and 2015. No customer accounted for 10% or more of our sales during 2014. No customer accounted for 5% or more of our accounts receivable balance at December 31, 2016 or 2015.

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

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2016, 2015, and 2014 research and development costs amounted to approximately $12.0 million, $7.5 million, and $6.3 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2016, 2015, and 2014 was approximately $1.4 million, $1.2 million, and $1.0 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2016, 2015 and 2014 shipping and handling fees amounted to approximately $10.3 million, $9.6 million, and $8.5 million, respectively.

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

Share-Based Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The Company’s share-based compensation plans provide for the granting of stock options and restricted stock. The fair values of stock options are estimated at the date of grant using the Black-Scholes-Merton option valuation model. The use of the Black-Scholes-Merton option valuation model requires the input of subjective assumptions. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award. Forfeitures are accounted for as they occur. The fair value of restricted stock awards is determined based on the market value of the Company’s shares on the grant date and the compensation expense is recognized on a straight-line basis during the service period of the respective grant.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer. The amount of payments to our representatives was $55.0 million, $55.4 million, and $59.7 million for each of the years ended December 31, 2016, 2015, and 2014, respectively.

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

3. Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	December 31,
	2016	2015
	(in thousands)
Accounts receivable	$43,091	$50,139
Less: Allowance for doubtful accounts	(90)	(115)
Total, net	$43,001	$50,024

	Years Ending December 31,
	2016	2015	2014
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$115	$171	$193
Provisions for losses on accounts receivables, net of adjustments	(25)	(48)	—
Accounts receivable written off, net of recoveries	—	(8)	(22)
Balance, end of period	$90	$115	$171

4. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2016	2015
	(in thousands)
Raw materials	$43,438	$33,853
Work in process	2,279	2,522
Finished goods	3,017	2,881
	48,734	39,256
Less: Allowance for excess and obsolete inventories	(1,382)	(757)
Total, net	$47,352	$38,499

	Years Ending December 31,
	2016	2015	2014
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$757	$714	$579
Provisions for excess and obsolete inventories	625	178	135
Inventories written off	—	(135)	—
Balance, end of period	$1,382	$757	$714

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

We evaluate the note for impairment on a quarterly basis. We determine the note receivable to be impaired if we are uncertain of its collectability based on the contractual terms. At December 31, 2016 and 2015, there was no impairment.

6.  Supplemental Cash Flow Information

	Years Ending December 31,
	2016	2015	2014
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$—
Income taxes paid, net	27,353	24,125	26,456
Non-cash investing and financing activities:
Non-cash capital expenditures	270	83	(79)

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

Changes in the warranty accrual are as follows:

	Years Ending December 31,
	2016	2015	2014
Warranty accrual:	(in thousands)
Balance, beginning of period	$8,469	$8,130	$7,352
Payments made	(4,134)	(3,978)	(4,096)
Provisions	3,601	4,317	4,874
Adjustments related to changes in estimates	—	—	—
Balance, end of period	$7,936	$8,469	$8,130

Warranty expense:	$3,601	$4,317	$4,874

8. Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	December 31,
	2016	2015
	(in thousands)
Warranty	$7,936	$8,469
Due to representatives	9,907	10,597
Payroll	4,129	3,954
401(k) Contributions	—	3,054
Profit sharing	1,967	2,220
Workers' compensation	580	366
Medical self-insurance	872	676
Customer prepayments	2,256	2,895
Donations	600	600
Employee benefits and other	3,693	4,404
Total	$31,940	$37,235

9. Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). Under the line of credit, there was one standby letter of credit totaling $0.8 million as of December 31, 2016. Borrowings available under the revolving credit facility at December 31, 2016, were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. As of December 31, 2016 and 2015, we had no balance outstanding under our revolving credit facility. At December 31, 2016 and 2015, the weighted average interest rate was 3.0% and 2.6%, respectively.

At December 31, 2016, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At December 31, 2016 our tangible net worth was $205.9 million, which meets the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.2 to 1.0, which meets the requirement of not being above 2 to 1.

Effective July 25, 2016, the Company amended its revolving credit facility with the Bank of Oklahoma. The amendment extends the termination date of the revolving credit facility to July 27, 2018.

10.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ending December 31,
	2016	2015	2014
	(in thousands)
Current	$25,790	$24,439	$26,199
Deferred	825	1,172	(2,111)
Total	$26,615	$25,611	$24,088

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ending December 31,
	2016	2015	2014

Federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	5%	5%	5%
Domestic manufacturing deduction	(3)%	(3)%	(4)%
Excess tax benefits	(3)%	—%	—%
Other	(1)%	(1)%	(1)%
	33%	36%	35%

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

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred income tax assets (liabilities):
Accounts receivable and inventory reserves	$587	$351
Warranty accrual	3,165	3,405
Other accruals	1,715	1,248
Share-based compensation	1,784	1,099
Donations	463	691
Other, net	738	986
Total deferred income tax assets	8,452	7,780
Property & equipment	(17,983)	(16,486)
Total deferred income tax liabilities	$(17,983)	$(16,486)
Net deferred income tax liabilities	$(9,531)	$(8,706)

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2012 to present, and to non-U.S. income tax examinations for the tax years of 2012 to present. In addition, we are subject to state and local income tax examinations for the tax years 2012 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

11.  Share-Based Compensation

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provided an additional 3.3 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards, in addition to the shares from the previous plan, the 1992 Plan. Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the 1992 Plan. Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan ("2016 Plan") which provides for approximately 3.8 million shares, comprised of 3.4 million new shares provided for under the 2016 Plan and approximately 0.4 million shares that were available for issuance under the previous LTIP, that are now authorized for issuance under the 2016 Plan, that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalent rights, and other awards. Under the 2016 Plan, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant. The 2016 Plan is administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as is designated by the Board of Directors (the “Committee”). Membership on the Committee is limited to independent directors. The Committee may delegate certain duties to one or more officers of the Company as provided in the 2016 Plan. The Committee determines the persons to whom awards are to be made, determines the type, size and terms of awards, interprets the 2016 Plan, establishes and revises rules and regulations relating to the 2016 Plan and makes any other determinations that it believes necessary for the administration of the 2016 Plan.

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2016 is $8.5 million and is expected to be recognized over a weighted-average period of 2.61 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2016, 2015 and 2014 using a Black Scholes-Merton Model:

	2016	2015	2014

Director and Officers:
Expected dividend yield	$0.22	$0.18	N/A
Expected volatility	41.19%	44.14%	N/A
Risk-free interest rate	2.00%	1.97%	N/A
Expected life (in years)	7.68	8.00	N/A
Employees:
Expected dividend yield	$0.25	$0.22	$0.14
Expected volatility	34.50%	42.71%	44.85%
Risk-free interest rate	1.73%	1.41%	2.26%
Expected life (in years)	5.69	8.00	8.00

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

The following is a summary of stock options vested and exercisable as of December 31, 2016:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.54 - 20.92	338,308	4.75	$8.03	$8,465
$20.96 - 26.50	71,928	8.56	22.50	759
Total	410,236	5.42	$10.57	$9,224

The following is a summary of stock options vested and exercisable as of December 31, 2015:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.31 - 8.65	421,237	4.89	$7.04	$6,814
$8.70 - 22.76	27,134	7.82	15.31	215
Total	448,371	5.07	$7.54	$7,029

The following is a summary of stock options vested and exercisable as of December 31, 2014:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$3.21 - 6.89	411,553	3.46	$5.16	$7,113
$7.13 - 8.17	81,050	6.54	7.27	1,226
$8.65 - 21.14	175,527	6.53	8.76	2,392
Total	668,130	4.64	$6.36	$10,731

A summary of option activity under the plans is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2015	1,130,910	$13.38
Granted	651,546	29.94
Exercised	(257,738)	8.00
Forfeited or Expired	(74,014)	21.92
Outstanding at December 31, 2016	1,450,704	$21.33
Exercisable at December 31, 2016	410,236	$10.57

The total intrinsic value of options exercised during December 31, 2016, 2015 and 2014 was $4.9 million, $7.4 million and $2.8 million, respectively. The cash received from options exercised during December 31, 2016, 2015 and 2014 was $2.1 million, $2.8 million and $1.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At December 31, 2016, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.5 million which is expected to be recognized over a weighted average period of 1.90 years.

A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2015	410,023	$18.78
Granted	136,063	23.13
Vested	(119,379)	17.81
Forfeited	(18,545)	19.60
Unvested at December 31, 2016	408,162	$20.47

A summary of share-based compensation is as follows for the years ending December 31, 2016, 2015 and 2014:

	2016	2015	2014
Grant date fair value of awards during the period:	(in thousands)
Options	$6,102	$3,685	$817
Restricted stock	3,147	2,985	5,024
Total	$9,249	$6,670	$5,841

	2016	2015	2014
Share-based compensation expense:	(in thousands)
Options	$1,681	$833	$898
Restricted stock	2,676	2,058	1,280
Total	$4,357	$2,891	$2,178

	2016	2015	2014
Income tax benefit related to share-based compensation:	(in thousands)
Options	$1,610	$2,165	$979
Restricted stock	458	280	260
Total	$2,068	$2,445	$1,239

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
12. Employee Benefits

Defined Contribution Plan - 401(k) - We sponsor a defined contribution plan (the "Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase.

Effective October 1, 2013, the Plan was amended such that the Company contributed 3% of eligible payroll to the Plan for each employee and matched 100% up to 6% of employee contributions of eligible compensation. We contributed and continue to contribute in the form of cash and direct the investment to shares of AAON stock. Employees are 100% vested in salary deferral contributions and vest 20% per year at the end of years two through six of employment in employer matching contributions. The additional 3% Company contribution, a Safe-Harbor contribution, vested over two years.

Effective January 1, 2016, the Plan was amended such that the Company matches 175% up to 6% of employee contributions of eligible compensation. The Company no longer contributes 3% of eligible payroll to the Plan for each employee. The Company ceased paying administrative expenses for the Plan at which time administrative expenses are paid for by Plan participants. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

For the years ended December 31, 2016, 2015 and 2014 we made contributions of $5.9 million, $9.0 million and $6.8 million, respectively. Administrative expenses were approximately $40 thousand, $0.1 million, and $0.2 million for the years ended 2016, 2015 and 2014, respectively.

Profit Sharing Bonus Plan - We maintain a discretionary profit sharing bonus plan under which approximately 10% of pre-tax profit is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees who are actively employed and working on the first and last days of the calendar quarter and who were employed full-time for at least three full months prior to the beginning of the calendar quarter. Profit sharing expense was $9.0 million, $8.0 million and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

13.  Stockholders’ Equity

Stock Repurchase - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The repurchase agreement will terminate upon the aforementioned thresholds having been met, on April 15, 2017, or upon other provisions contained in the repurchase agreement by either the Company or its agent. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. A11 other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	2016			2015			2014
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	165,598	$4,440,658	$26.82	1,037,590	$24,999,963	$24.09	1,016,717	$19,998,406	$19.67
401(k)	540,501	14,875,850	27.52	512,754	11,557,598	22.54	417,172	8,246,172	19.77
Directors and employees	30,072	823,446	27.38	25,746	585,413	22.74	54,341	1,038,459	19.11
Total	736,171	$20,139,954	$27.36	1,576,090	$37,142,974	$23.57	1,488,230	$29,283,037	$19.68

	Inception to Date
Program	Shares	Total $	$ per share
Open market	3,834,819	$60,948,460	$15.89
401(k)	6,082,443	65,732,720	10.81
Directors and employees	1,873,632	15,663,608	8.36
Total	11,790,894	$142,344,788	$12.07

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 2, 2014	June 12, 2014	July 1, 2014	$0.09
November 4, 2014	December 2, 2014	December 23, 2014	$0.09
May 19, 2015	June 12, 2015	July 1, 2015	$0.11
October 29, 2015	December 2, 2015	December 23, 2015	$0.11
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13

Additionally, on June 5, 2014, we declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend on July 16, 2014. Stockholders of record at the close of business on June 27, 2014 received one additional share for every two shares they held as of that date.

We paid cash dividends of $12.7 million, $11.9 million and $9.7 million in 2016, 2015 and 2014, respectively.

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

The following ASUs have been issued in 2016 along with ASU 2014-09 with the same effective dates and transition requirements:

•	ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides implementation guidance for Topic 606 on principal versus agent considerations.

•
ASU 2016-10, Identifying Performance Obligations and Licensing, which provides clarification for two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance.

•	ASU 2016-12, Revenue from Contracts with Customers, which further amends Topic 606.

•	ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which further amends Topic 606.

The Company plans to adopt using the retrospective transition method. The Company has begun assessing the impact of ASU 2015-09 and believes the impact will not be material to the consolidated financial statements. We do not expect to complete our evaluation until after our first quarter of 2017. Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective January 1, 2018.

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

The following table sets forth the computation of basic and diluted earnings per share:

	2016	2015	2014
Numerator:	(in thousands, except share and per share data)
Net income	$53,376	$45,728	$44,158
Denominator:
Basic weighted average shares	52,924,398	54,045,841	54,809,319
Effect of dilutive stock options and restricted stock	525,356	435,643	559,697
Diluted weighted average shares	53,449,754	54,481,484	55,369,016
Earnings per share:
Basic	$1.01	$0.85	$0.81
Dilutive	$1.00	$0.84	$0.80
Anti-dilutive shares:
Shares	469,603	146,548	32,436

17.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2016 and 2015:

	Quarter
	First		Second		Third	Fourth
	(in thousands, except per share data)
2016
Net sales	$85,422		$102,319		$104,568	$91,668
Gross profit	25,731		32,747		33,092	26,510
Net income	10,806	(1)	14,341	(1)	15,682	11,420
Earnings per share:
Basic	$0.20	(1)	$0.27	(1)	$0.30	$0.22
Diluted	$0.20	(1)	$0.27	(1)	$0.29	$0.21
2015
Net sales	$76,768		$90,275		$94,360	$97,229
Gross profit	21,798		27,117		30,185	29,581
Net income	8,399		11,130		13,251	12,948
Earnings per share:
Basic	$0.16		$0.21		$0.24	$0.24
Diluted	$0.15		$0.20		$0.24	$0.24
(1) As discussed in Notes 10 and 11, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, effective July 1, 2016. As a result, excess tax benefits and deficiencies are reported as an income tax benefit or expense on the statement of income rather than as a component of additional paid-in capital on the statement of equity. The ASU required the application of the modified retrospective transition method as of the beginning of the annual period in which the guidance was adopted. As a result, 2016 net income as reported above will be recast when we file our first and second quarters in 2017. Net income will increase by $0.8 million and $0.4 million, for the first and second quarters of 2016, respectively. Additionally, earnings per basic and diluted share will increase approximately $.01 and $.01, respectively, for each of the three months ended March 31, 2016 and June 30, 2016, respectively, versus what was reported above.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2016.

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

In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 23, 2017, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 23, 2017

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 16, 2017.

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

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 16, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 16, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item  407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of shareholders scheduled to be held May 16, 2017.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2016, 2015 or 2014.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 16, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (ii)
		(B)	Bylaws (i)
		(B-1)	Amendments of Bylaws (iii)

	(4)	(A)	Third Restated Revolving Credit and Term Loan Agreement and related documents (iv)

		(A-1)	Amendment Eleven to Third Restated Revolving Credit Loan Agreement (v)

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (vii)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (viii)

	(10.3)		AAON, Inc. 2016 Long-Term Incentive Plan (vi)

	(21)		List of Subsidiaries (ix)

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(101)	(INS)	XBRL Instance Document

	(101)	(SCH)	XBRL Taxonomy Extension Schema Document

	(101)	(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

	(101)	(DEF)	XBRL Taxonomy Extension Definition Linkbase Document

	(101)	(LAB)	XBRL Taxonomy Extension Label Linkbase Document

	(101)	(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	(i)		Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

	(ii)		Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

	(iii)		Incorporated herein by reference to our Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

	(iv)		Incorporated herein by reference to exhibit to our Form 8-K dated July 30, 2004.

	(v)		Incorporated herein by reference to exhibit to our Form 8-K dated July 27, 2016.

	(vi)		Incorporated herein by reference to our Form S-8 Registration Statement No. 333-212863 dated August 2, 2016.

(vii)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 333-52824.

(viii)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915, Form S-8 Registration Statement No. 333-207737, and to our Form 8-K dated May 21, 2014.

(ix)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	February 23, 2017	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 23, 2017	/s/ Norman H. Asbjornson
Norman H. Asbjornson Chief Executive Officer and Director (principal executive officer)

Dated:	February 23, 2017	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer (principal financial officer)

Dated:	February 23, 2017	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Accounting Officer (principal accounting officer)

Dated:	February 23, 2017	/s/ Gary D. Fields
Gary D. Fields President and Director

Dated:	February 23, 2017	/s/ Jack E. Short
Jack E. Short Director

Dated:	February 23, 2017	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated:	February 23, 2017	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 23, 2017	/s/ Jerry R. Levine
Jerry R. Levine Director

Dated:	February 23, 2017	/s/ Angela E. Kouplen
Angela E. Kouplen Director

Dated:	February 23, 2017	/s/ Luke A. Bomer
Luke A. Bomer Secretary