Form 10-Q
period 2017-03-31
AAON INC
filed 2017-05-04
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Yes [✓]                                 No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [✓]                                 No [ ]                               Not Applicable [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "small reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [✓]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]                                  No [✓]

As of April 28, 2017, registrant had outstanding a total of 52,600,331 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2017	December 31, 2016
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$31,623	$24,153
Certificates of deposit	3,120	5,512
Investments held to maturity at amortized cost	7,139	14,083
Accounts receivable, net	44,377	43,001
Income tax receivable	3,009	6,239
Note receivable	25	25
Inventories, net	55,988	47,352
Prepaid expenses and other	929	616
Total current assets	146,210	140,981
Property, plant and equipment:
Land	2,233	2,233
Buildings	81,117	78,806
Machinery and equipment	161,024	158,216
Furniture and fixtures	13,315	12,783
Total property, plant and equipment	257,689	252,038
Less: Accumulated depreciation	139,272	137,146
Property, plant and equipment, net	118,417	114,892
Note receivable	656	657
Total assets	$265,283	$256,530

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	9,936	7,102
Accrued liabilities	31,186	31,940
Total current liabilities	41,122	39,042
Deferred revenue	1,546	1,498
Deferred tax liabilities	10,251	9,531
Donations	569	561
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,622,539 and 52,651,448 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	210	211
Additional paid-in capital	—	—
Retained earnings	211,585	205,687
Total stockholders' equity	211,795	205,898
Total liabilities and stockholders' equity	$265,283	$256,530
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share data)
Net sales	$86,078	$85,422
Cost of sales	61,092	59,691
Gross profit	24,986	25,731
Selling, general and administrative expenses	10,530	8,913
Gain on disposal of assets	(1)	(8)
Income from operations	14,457	16,826
Interest income, net	60	74
Other income, net	11	117
Income before taxes	14,528	17,017
Income tax provision	4,311	5,466
Net income	$10,217	$11,551
Earnings per share:
Basic	$0.19	$0.22
Diluted	$0.19	$0.22
Cash dividends declared per common share:	$—	$—
Weighted average shares outstanding:
Basic	52,622,539	53,061,058
Diluted	53,190,057	53,593,269

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2016	52,651	$211	$—	$205,687	$205,898
Net income	—	—	—	10,217	10,217
Stock options exercised and restricted	170	—	898	—	898
stock awards vested
Share-based compensation	—	—	1,645	—	1,645
Stock repurchased and retired	(198)	(1)	(2,543)	(4,319)	(6,863)
Balances at March 31, 2017	52,623	$210	$—	$211,585	$211,795

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2017	2016
Operating Activities	(in thousands)
Net income	$10,217	$11,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,638	3,171
Amortization of bond premiums	16	83
Provision for losses on accounts receivable, net of adjustments	184	123
Provision for excess and obsolete inventories	60	137
Share-based compensation	1,645	948
Gain on disposition of assets	(1)	(8)
Foreign currency transaction gain	(5)	(48)
Interest income on note receivable	(7)	(7)
Deferred income taxes	720	(1,030)
Changes in assets and liabilities:
Accounts receivable	(1,560)	7,900
Income taxes	3,230	5,989
Inventories	(8,696)	(4,117)
Prepaid expenses and other	(313)	(1,950)
Accounts payable	1,736	(3,129)
Deferred revenue	78	110
Accrued liabilities and donations	(776)	(3,730)
Net cash provided by operating activities	10,166	15,993
Investing Activities
Capital expenditures	(6,071)	(7,332)
Proceeds from sale of property, plant and equipment	7	8
Maturities of certificates of deposits	2,392	1,200
Maturities of investments	6,928	1,700
Proceeds from called investments	—	505
Principal payments from note receivable	13	13
Net cash provided by (used in) investing activities	3,269	(3,906)
Financing Activities
Stock options exercised	898	709
Repurchase of stock	(6,303)	(3,276)
Employee taxes paid by withholding shares	(560)	(180)
Net cash used in financing activities	(5,965)	(2,747)
Net increase in cash and cash equivalents	7,470	9,340
Cash and cash equivalents, beginning of period	24,153	7,908
Cash and cash equivalents, end of period	$31,623	$17,248

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of AAON, Inc., a Nevada corporation, and our operating subsidiaries, all of which are wholly-owned, (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2016 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following ASUs were issued in 2016 along with ASU 2014-09 with the same effective dates and transition requirements:

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $11.9 million and $14.0 million for the three months ended March 31, 2017 and 2016, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $3.1 million and $5.5 million in certificates of deposit at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the certificates of deposit bear interest ranging from 0.55% to 0.90% per annum and have various maturities ranging from less than one month to approximately four months.

Investments Held to Maturity – Our investments held to maturity are comprised of $7.1 million of corporate notes and bonds with original maturities ranging from less than one month to approximately three months. The investments have moderate risk with S&P ratings ranging from AA to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of
March 31, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
March 31, 2017:	(in thousands)
Current assets:
Investments held to maturity	$7,139	$—	$(3)	$7,136
Non current assets:
Investments held to maturity	—	—	—	—
Total	$7,139	$—	$(3)	$7,136

December 31, 2016:
Current assets:
Investments held to maturity	$14,083	$—	$(12)	$14,071
Non current assets:
Investments held to maturity	—	—	—	—
Total	$14,083	$—	$(12)	$14,071

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Accounts receivable	$44,651	$43,091
Less: Allowance for doubtful accounts	(274)	(90)
Total, net	$44,377	$43,001

	Three months ended
	March 31, 2017	March 31, 2016
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$90	$115
Provisions for losses on accounts receivables, net of recoveries	184	123
Accounts receivable written off	—	—
Balance, end of period	$274	$238

5.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	March 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$52,268	$43,438
Work in process	1,836	2,279
Finished goods	3,326	3,017
	57,430	48,734
Less: Allowance for excess and obsolete inventories	(1,442)	(1,382)
Total, net	$55,988	$47,352

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,382	$757
Provisions for excess and obsolete inventories	60	137
Inventories written off	—	—
Balance, end of period	$1,442	$894

6.  Supplemental Cash Flow Information

	Three months ended
	March 31, 2017	March 31, 2016
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—
Income taxes paid	$361	$518

Non-cash investing and financing activities:
Non-cash capital expenditures	$1,098	$(555)

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

Changes in the warranty accrual are as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Warranty accrual:	(in thousands)
Balance, beginning of period	$7,936	$8,469
Payments made	(1,342)	(653)
Provisions	1,218	314
Balance, end of period	$7,812	$8,130

Warranty expense:	$1,218	$314

8.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Warranty	$7,812	$7,936
Due to representatives	11,225	9,907
Payroll	2,116	4,129
Profit sharing	1,656	1,967
Worker's compensation	558	580
Medical self-insurance	536	872
Customer prepayments	2,605	2,256
Donations	600	600
Employee benefits and other	4,078	3,693
Total	$31,186	$31,940

9.  Revolving Credit Facility

Our revolving credit facility, which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"), provides for maximum borrowings of $30.0 million. Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at March 31, 2017 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at March 31, 2017 and December 31, 2016. The termination date of the revolving credit facility is July 27, 2018.

As of March 31, 2017, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At March 31, 2017, our tangible net worth was $211.8 million and met the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.25 to 1, and met the requirement of not being above 2 to 1.

10.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended
	March 31, 2017	March 31, 2016
	(in thousands)
Current	$3,591	$6,496
Deferred	720	(1,030)
	$4,311	$5,466

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Federal statutory rate	35.0%	35.0%
State income taxes, net of Federal benefit	3.4	5.0
Domestic manufacturing deduction	(2.9)	(3.0)
Excess tax benefits	(7.1)	(4.4)
Other	1.3	(0.5)
Effective tax rate	29.7%	32.1%

The Company's estimated annual 2017 effective tax rate, excluding discrete events, is approximately 36%. Additionally, as noted in Note 11, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, applying the changes for excess tax benefits and tax deficiencies prospectively effective January 1, 2016. As a result, excess tax benefits and deficiencies are reported as an income tax benefit or expense on the statement of income rather than as a component of additional paid-in capital on the statement of equity. Excess tax benefits and deficiencies are treated as discrete items to the income tax provision in the reporting period in which they occur.

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2013 to present, and to non-U.S. income tax examinations for the tax years of 2012 to present. In addition, we are subject to state and local income tax examinations for the tax years 2012 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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

The compensation cost related to unvested stock options not yet recognized as of March 31, 2017 is $10.4 million and is expected to be recognized over a weighted-average period of 2.6 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2017 and 2016 using a Black Scholes Model:

	Three months ended
	March 31, 2017	March 31, 2016
Director and Officers:
Expected dividend rate	$0.26	$0.22
Expected volatility	30.81%	42.38%
Risk-free interest rate	1.90%	2.02%
Expected life (in years)	5.0	8.0

Employees:
Expected dividend rate	$0.26	$0.22
Expected volatility	30.86%	42.34%
Risk-free interest rate	1.91%	2.03%
Expected life (in years)	5.0	8.0

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

The following is a summary of stock options vested and exercisable as of March 31, 2017:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54-$22.76	341,654	5.41	$11.31	$8,213
$23.57-$32.80	18,002	7.52	24.19	201
$32.85-$36.70	—	—	—	—
Total	359,656	5.52	$11.96	$8,414

The following is a summary of stock options vested and exercisable as of March 31, 2016:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.31-$8.65	317,618	4.99	$7.34	$6,563
$8.70-$22.76	32,987	7.59	15.95	398
$23.57-$25.84	7,664	8.91	23.57	34
Total	358,269	5.31	$8.48	$6,995

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,450,704	$21.33
Granted	321,390	34.14
Exercised	(92,065)	9.76
Forfeited or Expired	(28,132)	28.93
Outstanding at March 31, 2017	1,651,897	$24.34
Exercisable at March 31, 2017	359,656	$11.96

The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $2.3 million and $2.0 million, respectively. The cash received from options exercised during the three months ended March 31, 2017 and 2016 was $0.9 million and $0.7 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At March 31, 2017, unrecognized compensation cost related to unvested restricted stock awards was approximately $8.2 million, which is expected to be recognized over a weighted average period of 2.1 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	408,162	$20.47
Granted	78,785	33.00
Vested	(47,496)	20.02
Forfeited	(831)	19.42
Unvested at March 31, 2017	438,620	$22.77

A summary of share-based compensation is as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Grant date fair value of awards during the period:	(in thousands)
Options	$2,874	$780
Restricted stock	2,600	1,899
Total	$5,474	$2,679

Share-based compensation expense:
Options	$727	$337
Restricted stock	918	611
Total	$1,645	$948

Income tax benefit/(deficiency) related to share-based compensation:
Options	$791	$713
Restricted stock	273	32
Total	$1,064	$745

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which makes several modifications to Topic 718 including: accounting for excess tax benefits and deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax-withholding requirement; and classifying tax payments on behalf of employees on the statement of cash flows. The ASU became effective for interim and annual reporting periods beginning after December 31, 2016. We early adopted the ASU effective January 1, 2016.
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

The following table displays the prior period quantitative effects on the consolidated financial statements:

	Three months ended
	March 31, 2016
	As Reported	As Restated
	(in thousands, except share and per share data)
Consolidated Statement of Income
Income tax provision	$6,211	$5,466
Net income	10,806	11,551
Earnings per share:
Basic	$0.20	$0.22
Diluted	0.20	0.22
Weighted average shares outstanding:
Diluted	53,430,103	53,593,269

Consolidated Statement of Cash Flows
Change in income taxes	$6,734	$5,989
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

	Three months ended
	March 31, 2017	March 31, 2016
	(in thousands, except share and per share data)
Numerator:
Net income	$10,217	$11,551
Denominator:
Basic weighted average shares	52,622,539	53,061,058
Effect of dilutive stock options and restricted stock	567,518	532,211
Diluted weighted average shares	53,190,057	53,593,269
Earnings per share:
Basic	$0.19	$0.22
Diluted	$0.19	$0.22
Anti-dilutive shares:
Shares	783,965	491,132

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

Our repurchase activity is as follows:

	Three Months Ended March 31,						Inception to date
	2017			2016
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	6,100	$195,993	$32.13	—	$—	$—	3,840,919	$61,144,453	$15.92
401(k)	176,429	6,107,515	34.62	138,680	3,275,139	23.62	6,258,872	71,852,235	11.48
Directors and employees	16,399	559,605	34.12	7,604	180,362	23.72	1,890,031	16,223,214	8.58
Total	198,928	$6,863,113	$34.50	146,284	$3,455,501	$23.62	11,989,822	$149,219,902	$12.45

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $2.1 million of our total net sales for the three months just ended and $4.3 million of our sales during the same period of 2016.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2016 through the first quarter of 2017 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the three months ended March 31, 2017, the price for copper, galvanized steel and stainless steel decreased by approximately 7.5%, 0.0%, and 4.1%, respectively, while the price for aluminum increased by approximately 1.2% from the three months ended March 31, 2016.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall units sold increased approximately 14.9% as compared to the same period last year, driving the increase in sales for the quarter.

•	Cash and cash equivalents increased $7.5 million primarily from cash inflows from operations.

•	We invested $6.1 million in capital expenditures in connection with the construction of our new research and development lab, water source heat pump line and other internal projects.

Results of Operations

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Units Sold

	Three Months Ended March 31,
	2017	2016

Rooftop Units	3,474	3,496
Split Systems	1,145	800
Outdoor Mechanical Rooms	24	9
Water Source Heat Pumps	378	63
Total Units	5,021	4,368

Net Sales

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands, except unit data)
Net sales	$86,078	$85,422	$656	0.8%
Total units	5,021	4,368	653	14.9%

Sales increased primarily due to increased volume as compared to the prior year, offset by changes in product mix.

Cost of Sales

	Three Months Ended March 31,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$61,092	$59,691	71.0%	69.9%
Gross Profit	24,986	25,731	29.0%	30.1%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased overall due to the corresponding increase in sales.

Twelve-month average raw material cost per pound as of March 31:

	2017	2016	% Change

Copper	$3.35	$3.62	(7.5)%
Galvanized Steel	$0.40	$0.40	—%
Stainless Steel	$1.17	$1.22	(4.1)%
Aluminum	$1.67	$1.65	1.2%

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Warranty	$1,218	$314	1.4%	0.4%
Profit Sharing	1,656	1,933	1.9%	2.3%
Salaries & Benefits	3,001	3,042	3.5%	3.6%
Stock Compensation	1,078	656	1.3%	0.8%
Advertising	966	309	1.1%	0.4%
Depreciation	158	223	0.2%	0.3%
Insurance	244	328	0.3%	0.4%
Professional Fees	577	558	0.7%	0.7%
Donations	214	109	0.2%	0.1%
Bad Debt Expense	184	103	0.2%	0.1%
Other	1,234	1,338	1.4%	1.6%
Total SG&A	$10,530	$8,913	12.2%	10.4%

The overall increase in SG&A was primarily due to increased warranty, advertising and stock compensation expenses.

Income Taxes

	Three Months Ended March 31,		Effective Tax Rate
	2017	2016	2017	2016
	(in thousands)
Income tax provision	$4,311	$5,466	29.7%	32.1%

The Company’s estimated annual 2017 effective tax rate, excluding discrete events, is expected to be approximately 36.0%. Additionally, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, applying the changes for excess tax benefits and tax deficiencies prospectively effective January 1, 2016. As a result, excess tax benefits and deficiencies are reported as an income tax benefit or expense on the statement of income rather than as a component of additional paid-in capital on the statement of equity. Excess tax benefits and deficiencies are treated as discrete items to the income tax provision in the reporting period in which they occur. For the three months ended March 31, 2017 and 2016, the Company recorded $1.1 million and $0.8 million, respectively, in excess tax benefits as an income tax benefit.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and investments decreased $1.9 million from December 31, 2016 to March 31, 2017 and totaled $41.9 million at March 31, 2017.

Under the line of credit, there was one standby letter of credit of $0.8 million as of March 31, 2017. At March 31, 2017, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at March 31, 2017 and December 31, 2016. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The termination date of the revolving credit facility is July 27, 2018.

At March 31, 2017, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At March 31, 2017, our tangible net worth was $211.8 million, which meets the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.25 to 1.0 which meets the requirement of not being above 2 to 1.

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

Our repurchase activity is as follows:

	Three Months Ended March 31,						Inception to date
	2017			2016
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	6,100	$195,993	$32.13	—	$—	$—	3,840,919	$61,144,453	$15.92
401(k)	176,429	6,107,515	34.62	138,680	3,275,139	23.62	6,258,872	71,852,235	11.48
Directors and employees	16,399	559,605	34.12	7,604	180,362	23.72	1,890,031	16,223,214	8.58
Total	198,928	$6,863,113	$34.50	146,284	$3,455,501	$23.62	11,989,822	$149,219,902	$12.45

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2017 and 2016. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Three months ended March 31,
	2017	2016
	(in thousands)
Operating Activities
Net Income	$10,217	$11,551
Income statement adjustments, net	6,250	3,369
Changes in assets and liabilities:
Accounts receivable	(1,560)	7,900
Income taxes	3,230	5,989
Inventories	(8,696)	(4,117)
Prepaid expenses and other	(313)	(1,950)
Accounts payable	1,736	(3,129)
Deferred revenue	78	110
Accrued liabilities & donations	(776)	(3,730)
Net cash provided by operating activities	10,166	15,993
Investing Activities
Capital expenditures	(6,071)	(7,332)
Maturities of investments and proceeds from called investments	9,320	3,405
Other	20	21
Net cash provided by (used in) investing activities	3,269	(3,906)
Financing Activities
Stock options exercised and excess tax benefits from stock options exercised and restricted stock awards vested	898	709
Repurchase of stock	(6,303)	(3,276)
Employee taxes paid by withholding shares	(560)	(180)
Net cash used in financing activities	$(5,965)	$(2,747)

Cash Flows Provided by Operating Activities

The decrease in cash flows from operations is primarily due to an increase in overall inventories related to the increased volume of unit sales as we enter the peak season for the Company as well as continued increasing activity in the water-source heat pump production line.

Cash Flows Provided by Investing Activities

Cash inflows increased due to our portfolio of investments maturing with no offsetting purchases. The capital expenditure program for 2017 is estimated to be approximately $41.8 million.

Cash Flows Used in Financing Activities

Cash outflows increased primarily due to our buyback activity during the period.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase agreements as of March 31, 2017.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2017.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2016 Annual Report.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting open market repurchases of up to approximately 5% (2.9 million shares) of the Company's outstanding stock. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. In October 2015, the Board authorized $25.0 million for use under the Company's stock buyback program. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement will terminate upon the aforementioned thresholds having been met, on April 15, 2017, or upon other provisions contained in the repurchase agreement by either the Company or its agent. We have repurchased a total of approximately 3.8 million shares under these programs for an aggregate price of $61.1 million, or an average price of $15.92 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through March 31, 2017, we repurchased approximately 6.3 million shares for an aggregate price of $71.9 million, or an average price of $11.48 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through March 31, 2017, we repurchased approximately 1.9 million shares for an aggregate price of $16.2 million, or an average price of $8.58 per share. We purchased the shares at current market prices.

Repurchases during the first quarter of 2017 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2017	68,221	$33.37	68,221	—
February 2017	55,578	34.00	55,578	—
March 2017	75,129	36.06	75,129	—
Total	198,928	$34.50	198,928	—

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

AAON, INC.

Dated: May 4, 2017	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: May 4, 2017	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer