Form 10-Q
period 2017-06-30
AAON INC
filed 2017-08-03
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
Yes [ ]                                  No [✓]

As of July 28, 2017, registrant had outstanding a total of 52,603,622 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2017	December 31, 2016
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$33,552	$24,153
Certificates of deposit	5,520	5,512
Investments held to maturity at amortized cost	12,732	14,083
Accounts receivable, net	43,114	43,001
Income tax receivable	809	6,239
Note receivable	26	25
Inventories, net	63,075	47,352
Prepaid expenses and other	888	616
Total current assets	159,716	140,981
Property, plant and equipment:
Land	2,233	2,233
Buildings	83,401	78,806
Machinery and equipment	168,375	158,216
Furniture and fixtures	13,458	12,783
Total property, plant and equipment	267,467	252,038
Less: Accumulated depreciation	142,839	137,146
Property, plant and equipment, net	124,628	114,892
Note receivable	667	657
Total assets	$285,011	$256,530

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	14,108	7,102
Dividends payable	6,849	—
Accrued liabilities	34,293	31,940
Total current liabilities	55,250	39,042
Deferred revenue	1,542	1,498
Deferred tax liabilities	9,895	9,531
Donations	577	561
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,615,921 and 52,651,448 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	210	211
Additional paid-in capital	—	—
Retained earnings	217,537	205,687
Total stockholders' equity	217,747	205,898
Total liabilities and stockholders' equity	$285,011	$256,530
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Net sales	$101,326	$102,319	$187,404	$187,741
Cost of sales	69,648	69,572	130,740	129,263
Gross profit	31,678	32,747	56,664	58,478
Selling, general and administrative expenses	11,971	10,561	22,501	19,474
Loss (gain) on disposal of assets	48	(12)	47	(20)
Income from operations	19,659	22,198	34,116	39,024
Interest income, net	71	67	131	141
Other income, net	34	10	45	127
Income before taxes	19,764	22,275	34,292	39,292
Income tax provision	5,970	7,550	10,281	13,016
Net income	$13,794	$14,725	$24,011	$26,276
Earnings per share:
Basic	$0.26	$0.28	$0.46	$0.47
Diluted	$0.26	$0.27	$0.45	$0.47
Cash dividends declared per common share:	$0.13	$0.11	$0.13	$0.11
Weighted average shares outstanding:
Basic	52,615,366	53,036,009	52,624,782	53,028,224
Diluted	53,151,134	53,574,702	53,176,425	53,563,676

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2016	52,651	$211	$—	$205,687	$205,898
Net income	—	—	—	24,011	24,011
Stock options exercised and restricted	261	—	1,573	—	1,573
stock awards granted
Share-based compensation	—	—	3,529	—	3,529
Stock repurchased and retired	(296)	(1)	(5,102)	(5,331)	(10,434)
Dividends	—	—	—	(6,830)	(6,830)
Balances at June 30, 2017	52,616	$210	$—	$217,537	$217,747

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2017	2016
Operating Activities	(in thousands)
Net income	$24,011	$26,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,281	6,346
Amortization of bond premiums	29	151
Provision for losses on accounts receivable, net of adjustments	141	(42)
Provision for excess and obsolete inventories	260	308
Share-based compensation	3,529	2,043
Loss (gain) on disposition of assets	47	(20)
Foreign currency transaction gain	(24)	(48)
Interest income on note receivable	(13)	(14)
Deferred income taxes	364	(1,851)
Changes in assets and liabilities:
Accounts receivable	(254)	(8,417)
Income taxes	5,430	4,033
Inventories	(15,983)	(1,934)
Prepaid expenses and other	(272)	(550)
Accounts payable	6,801	1,848
Deferred revenue	118	220
Accrued liabilities and donations	2,295	1,252
Net cash provided by operating activities	33,760	29,601
Investing Activities
Capital expenditures	(16,847)	(15,825)
Proceeds from sale of property, plant and equipment	7	1
Investment in certificates of deposits	(5,280)	(4,112)
Maturities of certificates of deposits	5,272	6,000
Purchases of investments held to maturity	(13,241)	(9,782)
Maturities of investments	14,063	3,801
Proceeds from called investments	500	1,010
Principal payments from note receivable	26	26
Net cash used in investing activities	(15,500)	(18,881)
Financing Activities
Borrowings under revolving credit facility	—	761
Payments under revolving credit facility	—	(761)
Stock options exercised	1,573	1,255
Repurchase of stock	(9,368)	(7,233)
Employee taxes paid by withholding shares	(1,066)	(441)
Net cash used in financing activities	(8,861)	(6,419)
Net increase in cash and cash equivalents	9,399	4,301
Cash and cash equivalents, beginning of period	24,153	7,908
Cash and cash equivalents, end of period	$33,552	$12,209

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which addresses changes to the terms or conditions of a share-based payment award. The ASU becomes effective in the annual reporting period beginning after December 15, 2017, including interim reporting periods. We do not expect ASU 2017-09 will have a material effect on our consolidated financial statements and notes thereto.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $12.6 million and $13.7 million for the three months ended June 30, 2017 and 2016, respectively. The amounts of payments to our Representatives were $24.5 million and $27.7 million for the six months ended June 30, 2017 and 2016, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held $5.5 million in certificates of deposit at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the certificates of deposit bear interest ranging from 0.85% to 1.10% per annum and have various maturities ranging from less than one month to approximately 12 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $12.7 million of corporate notes and bonds with original maturities ranging from less than two months to approximately 10 months. The investments have moderate risk with S&P ratings ranging from AAA to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of
June 30, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2017:	(in thousands)
Current assets:
Investments held to maturity	$12,732	$—	$(25)	$12,707
Non current assets:
Investments held to maturity	—	—	—	—
Total	$12,732	$—	$(25)	$12,707

December 31, 2016:
Current assets:
Investments held to maturity	$14,083	$—	$(12)	$14,071
Non current assets:
Investments held to maturity	—	—	—	—
Total	$14,083	$—	$(12)	$14,071

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Accounts receivable	$43,195	$43,091
Less: Allowance for doubtful accounts	(81)	(90)
Total, net	$43,114	$43,001

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$274	$238	$90	$115
Provisions for losses on accounts receivables, net of recoveries	(43)	(165)	141	(42)
Accounts receivable written off	(150)	—	(150)	—
Balance, end of period	$81	$73	$81	$73

5.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	June 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$55,930	$43,438
Work in process	2,867	2,279
Finished goods	5,920	3,017
	64,717	48,734
Less: Allowance for excess and obsolete inventories	(1,642)	(1,382)
Total, net	$63,075	$47,352

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,442	$894	$1,382	$757
Provisions for excess and obsolete inventories	200	171	260	308
Inventories written off	—	—	—	—
Balance, end of period	$1,642	$1,065	$1,642	$1,065

6.  Supplemental Cash Flow Information

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$—	$—
Income taxes paid	$4,127	$10,329	$4,488	$10,847

Non-cash investing and financing activities:
Non-cash capital expenditures	$(874)	$1,047	$224	$1,312
Dividends declared	6,849	5,834	6,849	5,834

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

The Company has been working on modifications and refinements to its warranty policy. These modifications more clearly define what qualifies as a warranty claim and puts a deadline for when claims may be submitted. This has increased our warranty reserve and increased our warranty expense for the three and six months ended June 30, 2017, as detailed below.

Changes in the warranty accrual are as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Warranty accrual:	(in thousands)
Balance, beginning of period	$7,812	$8,130	$7,936	$8,469
Payments made	(2,312)	(1,004)	(3,654)	(1,657)
Provisions	3,102	1,328	4,320	1,642
Balance, end of period	$8,602	$8,454	$8,602	$8,454

Warranty expense:	$3,102	$1,328	$4,320	$1,642

8.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Warranty	$8,602	$7,936
Due to representatives	10,152	9,907
Payroll	3,238	4,129
Profit sharing	2,156	1,967
Worker's compensation	661	580
Medical self-insurance	623	872
Customer prepayments	4,010	2,256
Donations	600	600
Employee benefits and other	4,251	3,693
Total	$34,293	$31,940

9.  Revolving Credit Facility

Our revolving credit facility, which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"), provides for maximum borrowings of $30.0 million. Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at June 30, 2017 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at June 30, 2017 and December 31, 2016. The termination date of the revolving credit facility is July 27, 2018.

As of June 30, 2017, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At June 30, 2017, our tangible net worth was $217.7 million and met the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.31 to 1, and met the requirement of not being above 2 to 1.

10.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Current	$6,326	$8,371	$9,917	$14,867
Deferred	(356)	(821)	364	(1,851)
	$5,970	$7,550	$10,281	$13,016

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.5	4.9	4.0	5.0
Domestic manufacturing deduction	(3.1)	(3.5)	(3.0)	(3.5)
Excess tax benefits	(4.8)	(1.7)	(5.8)	(2.9)
Other	(1.4)	(0.8)	(0.2)	(0.5)
Effective tax rate	30.2%	33.9%	30.0%	33.1%

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

The compensation cost related to unvested stock options not yet recognized as of June 30, 2017 is $10.0 million and is expected to be recognized over a weighted-average period of 2.5 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2017 and 2016 using a Black Scholes Model:

	Six months ended
	June 30, 2017	June 30, 2016
Director and Officers:
Expected dividend rate	$0.26	$0.22
Expected volatility	30.81%	42.38%
Risk-free interest rate	1.90%	2.02%
Expected life (in years)	5.0	8.0

Employees:
Expected dividend rate	$0.26	$0.22
Expected volatility	30.75%	41.82%
Risk-free interest rate	1.89%	1.76%
Expected life (in years)	5.0	8.0

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

The following is a summary of stock options vested and exercisable as of June 30, 2017:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54-$22.76	378,504	4.85	$10.98	$9,792
$23.57-$32.80	33,985	7.95	25.34	391
$32.85-$37.30	—	—	—	—
Total	412,489	5.10	$12.16	$10,183

The following is a summary of stock options vested and exercisable as of June 30, 2016:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54-$8.65	344,958	5.06	$7.67	$6,843
$8.70-$22.76	37,505	7.39	15.77	440
$23.57-$28.27	7,664	8.66	23.57	30
Total	390,127	5.35	$8.76	$7,313

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,450,704	$21.33
Granted	389,660	34.42
Exercised	(154,368)	10.19
Forfeited or Expired	(64,886)	30.51
Outstanding at June 30, 2017	1,621,110	$25.17
Exercisable at June 30, 2017	412,489	$12.16

The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $4.0 million and $3.4 million, respectively. The cash received from options exercised during the six months ended June 30, 2017 and 2016 was $1.6 million and $1.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At June 30, 2017, unrecognized compensation cost related to unvested restricted stock awards was approximately $8.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	408,162	$20.47
Granted	123,151	33.96
Vested	(121,956)	21.09
Forfeited	(16,161)	22.86
Unvested at June 30, 2017	393,196	$24.41

A summary of share-based compensation is as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Grant date fair value of awards during the period:	(in thousands)
Options	$633	$1,279	$3,507	$2,059
Restricted stock	1,582	1,043	4,182	2,942
Total	$2,215	$2,322	$7,689	$5,001

Share-based compensation expense:
Options	$703	$404	$1,430	$741
Restricted stock	1,181	691	2,099	1,302
Total	$1,884	$1,095	$3,529	$2,043

Income tax benefit/(deficiency) related to share-based compensation:
Options	$494	$417	$1,285	$1,130
Restricted stock	432	(33)	705	(1)
Total	$926	$384	$1,990	$1,129

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

The following table displays the prior period quantitative effects on the consolidated financial statements:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except share and per share data)
Consolidated Statement of Income
Income tax provision	$7,934	$7,550	$14,145	$13,016
Net income	14,341	14,725	25,147	26,276
Earnings per share:
Basic	$0.27	$0.28	$0.47	$0.47
Diluted	0.27	0.27	0.47	0.47
Weighted average shares outstanding:
Diluted	53,401,238	53,574,702	53,395,361	53,563,676

Consolidated Statement of Cash Flows
Change in income taxes			$5,162	$4,033
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

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands, except share and per share data)
Numerator:
Net income	$13,794	$14,725	$24,011	$26,276
Denominator:
Basic weighted average shares	52,615,366	53,036,009	52,624,782	53,028,224
Effect of dilutive stock options and restricted stock	535,768	538,693	551,643	535,452
Diluted weighted average shares	53,151,134	53,574,702	53,176,425	53,563,676
Earnings per share:
Basic	$0.26	$0.28	$0.46	$0.47
Diluted	$0.26	$0.27	$0.45	$0.47
Anti-dilutive shares:
Shares	760,438	504,954	772,202	498,043

13. Stockholders’ Equity

Stock Repurchase - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement expired on April 15, 2017. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Al1 other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	Six Months Ended June 30,						Inception to date
	2017			2016
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	8,676	$283,654	$32.69	10,230	$265,402	$25.94	3,843,495	$61,232,115	$15.93
401(k)	258,051	9,083,606	35.20	274,147	6,967,393	25.41	6,340,494	74,816,326	11.80
Directors and employees	30,158	1,066,450	35.36	17,128	440,828	25.74	1,903,790	16,730,059	8.79
Total	296,885	$10,433,710	$35.14	301,505	$7,673,623	$25.45	12,087,779	$152,778,500	$12.64

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13
May 16, 2017	June 9, 2017	July 7, 2017	$0.13

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $5.5 million of our total net sales for the six months just ended and $7.9 million of our sales during the same period of 2016.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2016 through the second quarter of 2017 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the six months ended June 30, 2017, the price for aluminum, galvanized steel and stainless steel increased by approximately 1.2%, 7.9%, and 0.9%, respectively, while the price for copper decreased by approximately 3.7% from the six months ended June 30, 2016.

In 2015, AAON initiated the design of a new Water Source Heat Pump product line and its affiliated manufacturing facility. We have brought the product into the marketplace and are in the final stages of completing this introduction into a $500-$600 million new market.

In 2016, we began construction of a 162,000 square foot laboratory building with ten testing cells contained within it. This unique laboratory will have capabilities beyond anything known to exist in the world and will elevate AAON's research and design capabilities accordingly. Completion of this lab in 2018 will therefore be quite significant.

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall units sold increased approximately 5.3% as compared to the same period last year.

•	Cash and cash equivalents increased $9.4 million primarily from cash inflows from operations.

•	We invested $16.8 million in capital expenditures in connection with the construction of our new research and development lab, water source heat pump line and other internal projects.

•	Increased warranty costs due modifications and refinements in our policy, which are expected to be short-term.

Backlog

The following table shows our historical backlog levels:

6/30/2017	12/31/2016	6/30/2016
(in thousands)
$83,528	$49,127	$69,296

Results of Operations

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Units Sold

	Three Months Ended June 30,
	2017	2016

Rooftop Units	4,173	4,759
Split Systems	1,397	937
Outdoor Mechanical Rooms	15	22
Water Source Heat Pumps	518	76
Total Units	6,103	5,794

Net Sales

	Three Months Ended June 30,
	2017	2016	Change	% Change
	(in thousands, except unit data)
Net sales	$101,326	$102,319	$(993)	(1.0)%
Total units	6,103	5,794	309	5.3%

Total units sold for the three months ended June 30, 2017 are up, but net sales remain relatively flat due to changes in our product mix.

Cost of Sales

	Three Months Ended June 30,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$69,648	$69,572	68.7%	68.0%
Gross Profit	31,678	32,747	31.3%	32.0%

As noted in our raw material prices below, the Company has seen increases in our cost of sales due to the increased steel prices. This increase is offset slightly by better absorption of overhead.

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.

Twelve-month average raw material cost per pound as of June 30:

	2017	2016	% Change

Copper	$3.37	$3.50	(3.7)%
Galvanized Steel	$0.41	$0.38	7.9%
Stainless Steel	$1.18	$1.17	0.9%
Aluminum	$1.68	$1.66	1.2%

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Warranty	$3,102	$1,328	3.1%	1.3%
Profit Sharing	2,154	2,517	2.1%	2.5%
Salaries & Benefits	2,427	3,160	2.4%	3.1%
Stock Compensation	1,367	749	1.3%	0.7%
Advertising	171	448	0.2%	0.4%
Depreciation	154	214	0.2%	0.2%
Insurance	205	315	0.2%	0.3%
Professional Fees	262	281	0.3%	0.3%
Donations	189	103	0.2%	0.1%
Bad Debt Expense	(43)	(165)	—%	(0.2)%
Other	1,983	1,611	2.0%	1.6%
Total SG&A	$11,971	$10,561	11.8%	10.3%

The overall increase in SG&A was primarily due to increased warranty expenses. The Company has been working on modifications and refinements to its warranty policy. These modifications more clearly define what qualifies as a warranty claim and puts a deadline for when claims may be submitted. This has increased our warranty reserve and increased our warranty expense for the three months ended June 30, 2017.

Income Taxes

	Three Months Ended June 30,		Effective Tax Rate
	2017	2016	2017	2016
	(in thousands)
Income tax provision	$5,970	$7,550	30.2%	33.9%

The Company’s estimated annual 2017 effective tax rate, excluding discrete events, is expected to be approximately 36.0%. Additionally, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, applying the changes for excess tax benefits and tax deficiencies prospectively effective January 1, 2016. As a result, excess tax benefits and deficiencies are reported as an income tax benefit or expense on the statement of income rather than as a component of additional paid-in capital on the statement of equity. Excess tax benefits and deficiencies are treated as discrete items to the income tax provision in the reporting period in which they occur. For the three months ended June 30, 2017 and 2016, the Company recorded $1.0 million and $0.4 million, respectively, in excess tax benefits as an income tax benefit.

Six months ended June 30, 2017 vs. Six months ended June 30, 2016

Units Sold

	Six Months Ended June 30,
	2017	2016

Rooftop Units	7,647	8,253
Split Systems	2,542	1,739
Outdoor Mechanical Rooms	39	31
Water Source Heat Pumps	896	139
Total Units	11,124	10,162

Net Sales

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(in thousands, except unit data)
Net sales	$187,404	$187,741	$(337)	(0.2)%
Total units	11,124	10,162	962	9.5%

Similar to our quarter results. the six months ended June 30, 2017 saw increases in total units sold but changes in our product mix to smaller and less expensive units.

Cost of Sales

	Six Months Ended June 30,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$130,740	$129,263	69.8%	68.9%
Gross Profit	56,664	58,478	30.2%	31.1%

As noted in our raw material prices below, the Company has seen increases in our cost of sales due to the increased steel prices. This increase is offset slightly by better absorption of overhead.

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased overall due to increased commodity prices.

Twelve-month average raw material cost per pound as of June 30:

	2017	2016	% Change

Copper	$3.37	$3.50	(3.7)%
Galvanized Steel	$0.41	$0.38	7.9%
Stainless Steel	$1.18	$1.17	0.9%
Aluminum	$1.68	$1.66	1.2%

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Warranty	$4,320	$1,642	2.3%	0.9%
Profit Sharing	3,810	4,450	2.0%	2.4%
Salaries & Benefits	5,428	6,202	2.9%	3.3%
Stock Compensation	2,445	1,405	1.3%	0.7%
Advertising	1,137	757	0.6%	0.4%
Depreciation	312	437	0.2%	0.2%
Insurance	449	643	0.2%	0.3%
Professional Fees	839	839	0.4%	0.4%
Donations	403	212	0.2%	0.1%
Bad Debt Expense	141	(62)	0.1%	—%
Other	3,217	2,949	1.7%	1.6%
Total SG&A	$22,501	$19,474	12.0%	10.4%

The overall increase in SG&A was primarily due to increased warranty expenses. The Company has been working on modifications and refinements to its warranty policy. These modifications more clearly define what qualifies as a warranty claim and puts a deadline for when claims may be submitted. This has increased our warranty reserve and increased our warranty expense for six months ended June 30, 2017.

Income Taxes

	Six Months Ended June 30,		Effective Tax Rate
	2017	2016	2017	2016
	(in thousands)
Income tax provision	$10,281	$13,016	30.0%	33.1%

The Company’s estimated annual 2017 effective tax rate, excluding discrete events, is expected to be approximately 36.0%. Additionally, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, applying the changes for excess tax benefits and tax deficiencies prospectively effective January 1, 2016. As a result, excess tax benefits and deficiencies are reported as an income tax benefit or expense on the statement of income rather than as a component of additional paid-in capital on the statement of equity. Excess tax benefits and deficiencies are treated as discrete items to the income tax provision in the reporting period in which they occur. For the six months ended June 30, 2017 and 2016, the Company recorded $1.9 million and $1.1 million, respectively, in excess tax benefits as an income tax benefit.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and investments increased $8.1 million from December 31, 2016 to June 30, 2017 and totaled $51.8 million at June 30, 2017.

Under the line of credit, there was one standby letter of credit of $0.8 million as of June 30, 2017. At June 30, 2017, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at June 30, 2017 and December 31, 2016. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The termination date of the revolving credit facility is July 27, 2018.

At June 30, 2017, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At June 30, 2017, our tangible net worth was $217.7 million, which meets the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.31 to 1.0 which meets the requirement of not being above 2 to 1.

The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement expired on April 15, 2017. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Any other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	Six Months Ended June 30,						Inception to date
	2017			2016
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	8,676	$283,654	$32.69	10,230	$265,402	$25.94	3,843,495	$61,232,115	$15.93
401(k)	258,051	9,083,606	35.20	274,147	6,967,393	25.41	6,340,494	74,816,326	11.80
Directors and employees	30,158	1,066,450	35.36	17,128	440,828	25.74	1,903,790	16,730,059	8.79
Total	296,885	$10,433,710	$35.14	301,505	$7,673,623	$25.45	12,087,779	$152,778,500	$12.64

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13
May 16, 2017	June 9, 2017	July 7, 2017	$0.13

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2017 and 2016. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Six months ended June 30,
	2017	2016
	(in thousands)
Operating Activities
Net Income	$24,011	$26,276
Income statement adjustments, net	11,614	6,873
Changes in assets and liabilities:
Accounts receivable	(254)	(8,417)
Income taxes	5,430	4,033
Inventories	(15,983)	(1,934)
Prepaid expenses and other	(272)	(550)
Accounts payable	6,801	1,848
Deferred revenue	118	220
Accrued liabilities & donations	2,295	1,252
Net cash provided by operating activities	33,760	29,601
Investing Activities
Capital expenditures	(16,847)	(15,825)
Purchases of investments	(18,521)	(13,894)
Maturities of investments and proceeds from called investments	19,835	10,811
Other	33	27
Net cash used in investing activities	(15,500)	(18,881)
Financing Activities
Stock options exercised	1,573	1,255
Repurchase of stock	(9,368)	(7,233)
Employee taxes paid by withholding shares	(1,066)	(441)
Net cash used in financing activities	$(8,861)	$(6,419)

Cash Flows Provided by Operating Activities

Cash outflows for inventory purchases has increased related to increased volume of unit sales as we enter the peak season for the Company as well increased offerings in product mix. This is offset by better collections of our accounts receivable in part from our prepayment program with customers.

Cash Flows Provided by Investing Activities

The decrease in the net outflow is due to maturity of our investment portfolio versus the timing of reinvestment. The capital expenditure program for 2017 is estimated to be approximately $48.5 million.

Cash Flows Used in Financing Activities

While the number of shares repurchased remained relatively consistent as compared to the prior year, the increase in the Company's share price drove the increased cash outflows for buyback activity.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase agreements as of June 30, 2017.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2017.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting open market repurchases of up to approximately 5% (2.9 million shares) of the Company's outstanding stock. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. In October 2015, the Board authorized $25.0 million for use under the Company's stock buyback program. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement expired on April 15, 2017. We have repurchased a total of approximately 3.8 million shares under these programs for an aggregate price of $61.2 million, or an average price of $15.93 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. Through June 30, 2017, we repurchased approximately 6.3 million shares for an aggregate price of $74.8 million, or an average price of $11.80 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. Through June 30, 2017, we repurchased approximately 1.9 million shares for an aggregate price of $16.7 million, or an average price of $8.79 per share. We purchased the shares at current market prices.

Repurchases during the second quarter of 2017 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2017	40,916	$35.63	40,916	—
May 2017	38,966	36.81	38,966	—
June 2017	18,075	36.88	18,075	—
Total	97,957	$36.33	97,957	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 4A.  Submission of Matters to a Vote of Security Holders.

On May 16, 2017, the Company held its Annual Meeting. At the Annual Meeting, the Company's stockholders (i) elected each of the nominees listed below to the Company's Board of Directors to serve until the 2020 Annual Meeting of Stockholders, or until their respective successors are elected and qualified; (ii) ratified the selection of Grant Thornton, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017; (iii) approved, on an advisory basis, the compensation of the Company's named executive officers and (iv) approved, on an advisory basis, the frequency of future advisory votes on executive compensation once every three years. The final results for the votes regarding each proposal are set forth below.

(i) The voting results with respect to the election of each director were as follows:

Nominees:	For	Against	Abstain	Broker Non-Votes
Stephen O. LeClair	46,452,649	385,737	18,883	3,588,836
Jack E. Short	46,631,954	206,478	18,837	3,588,836

(ii) The voting results with respect to the ratification of the selection of Grant Thornton, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017 were as follows:

For	Against	Abstain	Broker Non-Votes
49,997,734	431,917	16,454	—

(iii) The voting results with respect to the approval, on an advisory basis, of the compensation of the Company's named executive officers were as follows:

For	Against	Abstain	Broker Non-Votes
45,127,570	1,499,511	230,188	3,588,836

(iv) The voting results with respect to the approval, on an advisory basis, the frequency of future advisory votes on executive compensation every three years were as follows:

Votes for One Year	Votes for Two Years	Votes for Three Years	Abstain	Broker Non-Votes
20,713,923	3,751,205	22,357,579	34,562	—

Item 5.  Other Information.

At the May 16, 2017 Board of Directors meeting following the Annual Meeting, the Board of Directors declared a regular semi-annual cash dividend of $0.13 per share. The dividends were paid to stockholders of record as of the close of business on June 9, 2017, with a payment date of July 7, 2017.

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

AAON, INC.

Dated: August 3, 2017	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: August 3, 2017	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer