Form 10-Q
period 2017-09-30
AAON INC
filed 2017-11-02
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Yes [ ]                                  No [✓]

As of October 30, 2017, registrant had outstanding a total of 52,468,374 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2017	December 31, 2016
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$23,515	$24,153
Certificates of deposit	5,040	5,512
Investments held to maturity at amortized cost	11,342	14,083
Accounts receivable, net	57,342	43,001
Income tax receivable	—	6,239
Note receivable	28	25
Inventories, net	66,117	47,352
Prepaid expenses and other	757	616
Total current assets	164,141	140,981
Property, plant and equipment:
Land	2,233	2,233
Buildings	88,740	78,806
Machinery and equipment	179,712	158,216
Furniture and fixtures	14,136	12,783
Total property, plant and equipment	284,821	252,038
Less: Accumulated depreciation	146,513	137,146
Property, plant and equipment, net	138,308	114,892
Note receivable	689	657
Total assets	$303,138	$256,530

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	18,933	7,102
Dividends payable	—	—
Accrued liabilities	41,682	31,940
Total current liabilities	60,615	39,042
Deferred revenue	1,547	1,498
Deferred tax liabilities	10,678	9,531
Donations	—	561
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,513,061 and 52,651,448 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	210	211
Additional paid-in capital	—	—
Retained earnings	230,088	205,687
Total stockholders' equity	230,298	205,898
Total liabilities and stockholders' equity	$303,138	$256,530
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Net sales	$113,668	$104,568	$301,072	$292,309
Cost of sales	78,010	71,476	208,750	200,739
Gross profit	35,658	33,092	92,322	91,570
Selling, general and administrative expenses	13,034	10,400	35,535	29,874
Loss (gain) on disposal of assets	(1)	—	46	(20)
Income from operations	22,625	22,692	56,741	61,716
Interest income, net	84	82	215	223
Other income, net	41	(12)	86	115
Income before taxes	22,750	22,762	57,042	62,054
Income tax provision	8,033	7,080	18,314	20,098
Net income	$14,717	$15,682	$38,728	$41,956
Earnings per share:
Basic	$0.28	$0.30	$0.74	$0.79
Diluted	$0.28	$0.29	$0.73	$0.78
Cash dividends declared per common share:	$—	$—	$0.13	$0.11
Weighted average shares outstanding:
Basic	52,566,619	52,891,879	52,586,429	52,942,571
Diluted	53,014,269	53,394,331	53,103,408	53,467,023

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2016	52,651	$211	$—	$205,687	$205,898
Net income	—	—	—	38,728	38,728
Stock options exercised and restricted	269	—	1,715	—	1,715
stock awards granted
Share-based compensation	—	—	4,960	—	4,960
Stock repurchased and retired	(407)	(1)	(6,675)	(7,508)	(14,184)
Dividends	—	—	—	(6,819)	(6,819)
Balances at September 30, 2017	52,513	$210	$—	$230,088	$230,298

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2017	2016
Operating Activities	(in thousands)
Net income	$38,728	$41,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,025	9,547
Amortization of bond premiums	39	216
Provision for losses on accounts receivable, net of adjustments	180	30
Provision for excess and obsolete inventories	54	420
Share-based compensation	4,960	3,172
Loss (gain) on disposition of assets	46	(20)
Foreign currency transaction gain	(65)	(38)
Interest income on note receivable	(18)	(21)
Deferred income taxes	1,147	(1,519)
Changes in assets and liabilities:
Accounts receivable	(14,521)	(3,340)
Income taxes	6,239	2,230
Inventories	(18,819)	(5,322)
Prepaid expenses and other	(141)	(287)
Accounts payable	3,781	949
Deferred revenue	416	334
Accrued liabilities and donations	8,814	(1,300)
Net cash provided by operating activities	41,865	47,007
Investing Activities
Capital expenditures	(26,436)	(23,627)
Proceeds from sale of property, plant and equipment	8	28
Investment in certificates of deposits	(5,280)	(4,112)
Maturities of certificates of deposits	5,752	9,840
Purchases of investments held to maturity	(13,241)	(10,384)
Maturities of investments	15,443	5,622
Proceeds from called investments	500	1,511
Principal payments from note receivable	48	39
Net cash used in investing activities	(23,206)	(21,083)
Financing Activities
Borrowings under revolving credit facility	—	761
Payments under revolving credit facility	—	(761)
Stock options exercised	1,715	1,681
Repurchase of stock	(12,991)	(14,572)
Employee taxes paid by withholding shares	(1,193)	(559)
Cash dividends paid to stockholders	(6,828)	(5,820)
Net cash used in financing activities	(19,297)	(19,270)
Net (decrease) increase in cash and cash equivalents	(638)	6,654
Cash and cash equivalents, beginning of period	24,153	7,908
Cash and cash equivalents, end of period	$23,515	$14,562

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, with the issuance of ASU 2015-14, the FASB amended the effective date for public companies to January 1, 2018.

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

The Company plans to adopt using the retrospective transition method. The Company believes the impact will not be material to the consolidated financial statements. The Company has reviewed all types of customer contracts and gone through the five step process outlined in ASU 2014-09 for all contracts. The new five step process required by ASU 2014-09 provides results substantially consistent with our current revenue recognition policies. The Company is still in the process of determining categories to use to disaggregate revenue. The primary change upon adoption will be additional disclosures to show disaggregated revenue and further details around our revenue recognition process. Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective January 1, 2018.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $12.6 million and $15.8 million for the three months ended September 30, 2017 and 2016, respectively. The amounts of payments to our Representatives were $37.2 million and $43.5 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Investments

Certificates of Deposit – We held approximately $5.0 million in certificates of deposit at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the certificates of deposit bear interest ranging from 0.85% to 1.10% per annum and have various maturities ranging from less than one month to approximately 12 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $11.3 million of corporate notes and bonds with original maturities ranging from less than two months to approximately 10 months. The investments have moderate risk with S&P ratings ranging from AAA to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of
September 30, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
September 30, 2017:	(in thousands)
Current assets:
Investments held to maturity	$11,342	$—	$(12)	$11,330
Non current assets:
Investments held to maturity	—	—	—	—
Total	$11,342	$—	$(12)	$11,330

December 31, 2016:
Current assets:
Investments held to maturity	$14,083	$—	$(12)	$14,071
Non current assets:
Investments held to maturity	—	—	—	—
Total	$14,083	$—	$(12)	$14,071

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Accounts receivable	$57,462	$43,091
Less: Allowance for doubtful accounts	(120)	(90)
Total, net	$57,342	$43,001

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$81	$73	$90	$115
Provisions for losses on accounts receivables, net of recoveries	39	72	180	30
Accounts receivable written off	—	—	(150)	—
Balance, end of period	$120	$145	$120	$145

5.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	September 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$57,652	$43,438
Work in process	3,588	2,279
Finished goods	6,070	3,017
	67,310	48,734
Less: Allowance for excess and obsolete inventories	(1,193)	(1,382)
Total, net	$66,117	$47,352

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,642	$1,065	$1,382	$757
Provisions for excess and obsolete inventories	(206)	112	54	420
Inventories written off	(243)	—	(243)	—
Balance, end of period	$1,193	$1,177	$1,193	$1,177

6.  Supplemental Cash Flow Information

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$—	$—
Income taxes paid	$2,650	$8,551	$7,138	$19,398

Non-cash investing and financing activities:
Non-cash capital expenditures	$7,835	$(1,211)	$8,059	$101
Dividends declared	—	—	6,849	5,834

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

The Company has been working on modifications and refinements to its warranty policy. These modifications more clearly define what qualifies as a warranty claim and place a deadline for when claims may be submitted. This has increased our warranty reserve and increased our warranty expense for the three and nine months ended September 30, 2017, as detailed below.

Changes in the warranty accrual are as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Warranty accrual:	(in thousands)
Balance, beginning of period	$8,602	$8,454	$7,936	$8,469
Payments made	(2,281)	(1,331)	(5,935)	(2,988)
Provisions	3,277	1,012	7,597	2,654
Balance, end of period	$9,598	$8,135	$9,598	$8,135

Warranty expense:	$3,277	$1,012	$7,597	$2,654

8.  Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Warranty	$9,598	$7,936
Due to representatives	13,249	9,907
Payroll	2,712	4,129
Profit sharing	2,556	1,967
Worker's compensation	791	580
Medical self-insurance	530	872
Customer prepayments	2,637	2,256
Donations	585	600
Income tax payable	3,789	—
Employee benefits and other	5,235	3,693
Total	$41,682	$31,940

9.  Revolving Credit Facility

Our revolving credit facility, which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"), provides for maximum borrowings of $30.0 million. Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at September 30, 2017 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at September 30, 2017 and December 31, 2016. The termination date of the revolving credit facility is July 27, 2018.

As of September 30, 2017, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At September 30, 2017, our tangible net worth was $230.3 million and met the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.32 to 1, and met the requirement of not being above 2 to 1.

10.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Current	$7,250	$6,748	$17,167	$21,617
Deferred	783	332	1,147	(1,519)
	$8,033	$7,080	$18,314	$20,098

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	5.3	4.9	4.5	5.0
Domestic manufacturing deduction	(3.1)	(3.0)	(3.0)	(3.4)
Excess tax benefits	(0.9)	(2.8)	(3.8)	(2.9)
Other	(1.0)	(3.0)	(0.6)	(1.3)
Effective tax rate	35.3%	31.1%	32.1%	32.4%

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

The compensation cost related to unvested stock options not yet recognized as of September 30, 2017 is $9.3 million and is expected to be recognized over a weighted-average period of 2.40 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2017 and 2016 using a Black Scholes Model:

	Nine months ended
	September 30, 2017	September 30, 2016
Director and Officers:
Expected dividend rate	$0.26	$0.22
Expected volatility	30.81%	42.38%
Risk-free interest rate	1.90%	2.02%
Expected life (in years)	5.0	8.0

Employees:
Expected dividend rate	$0.26	$0.22
Expected volatility	30.70%	40.41%
Risk-free interest rate	1.88%	1.60%
Expected life (in years)	5.0	7.3

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

The following is a summary of stock options vested and exercisable as of September 30, 2017:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54-$22.76	374,792	4.61	$10.96	$4,209
$23.57-$32.80	41,490	7.86	25.61	18
$32.85-$37.30	—	—	—	—
Total	416,282	4.93	$12.42	$4,227

The following is a summary of stock options vested and exercisable as of September 30, 2016:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54-$8.65	329,433	4.79	$7.62	$6,984
$8.70-$22.76	38,598	7.01	15.09	530
$23.57-$28.27	7,764	8.31	23.61	40
Total	375,795	5.09	$8.72	$7,554

A summary of option activity under the plans is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,450,704	$21.33
Granted	403,260	34.43
Exercised	(165,876)	10.34
Forfeited or Expired	(85,326)	30.63
Outstanding at September 30, 2017	1,602,762	$25.27
Exercisable at September 30, 2017	416,282	$12.42

The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $4.2 million and $4.3 million, respectively. The cash received from options exercised during the nine months ended September 30, 2017 and 2016 was $1.7 million in each period. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At September 30, 2017, unrecognized compensation cost related to unvested restricted stock awards was approximately $7.4 million, which is expected to be recognized over a weighted average period of 1.9 years.

A summary of the unvested restricted stock awards is as follows:

Restricted stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	408,162	$20.47
Granted	123,151	33.96
Vested	(133,729)	20.23
Forfeited	(20,054)	22.09
Unvested at September 30, 2017	377,530	$24.87

A summary of share-based compensation is as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Grant date fair value of awards during the period:	(in thousands)
Options	$121	$360	$3,628	$2,419
Restricted stock	—	67	4,182	3,009
Total	$121	$427	$7,810	$5,428

Share-based compensation expense:
Options	$620	$457	$2,050	$1,198
Restricted stock	811	672	2,910	1,974
Total	$1,431	$1,129	$4,960	$3,172

Income tax benefit/(deficiency) related to share-based compensation:
Options	$126	$311	$1,411	$1,441
Restricted stock	131	326	836	325
Total	$257	$637	$2,247	$1,766

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

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands, except share and per share data)
Numerator:
Net income	$14,717	$15,682	$38,728	$41,956
Denominator:
Basic weighted average shares	52,566,619	52,891,879	52,586,429	52,942,571
Effect of dilutive stock options and restricted stock	447,650	502,452	516,979	524,452
Diluted weighted average shares	53,014,269	53,394,331	53,103,408	53,467,023
Earnings per share:
Basic	$0.28	$0.30	$0.74	$0.79
Diluted	$0.28	$0.29	$0.73	$0.78
Anti-dilutive shares:
Shares	842,631	551,940	795,678	512,823

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

Our repurchase activity is as follows:

	Nine Months Ended September 30,						Inception to date
	2017			2016
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	8,676	$283,654	$32.69	151,266	$4,041,685	$26.72	3,843,495	$61,232,115	$15.93
401(k)	364,839	12,706,655	34.83	402,623	10,531,020	26.16	6,447,282	78,439,375	12.17
Directors and employees	33,845	1,193,337	35.26	21,367	558,532	26.14	1,907,477	16,855,945	8.84
Total	407,360	$14,183,646	$34.82	575,256	$15,131,237	$26.30	12,198,254	$156,527,435	$12.83

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $11.4 million of our total net sales for the nine months just ended and $11.1 million of our sales during the same period of 2016.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2016 through the third quarter of 2017 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the nine months ended September 30, 2017, the price for copper, galvanized steel, stainless steel and aluminum increased by approximately 2.7%, 13.5%, 2.6% and 1.8%, respectively, for the nine months ended September 30, 2016.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall units sold increased approximately 7.7% as compared to the same period last year.

•	We invested $26.4 million in capital expenditures in connection with the construction of our new research and development lab, water source heat pump line and other internal projects.

•	Increased warranty costs due to modifications and refinements in our policy, which are expected to be short-term.

Backlog

The following table shows our historical backlog levels:

9/30/2017	12/31/2016	9/30/2016
(in thousands)
$73,813	$49,127	$62,157

Results of Operations

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Units Sold

	Three Months Ended September 30,
	2017	2016

Rooftop Units	4,538	4,646
Split Systems	1,089	1,104
Outdoor Mechanical Rooms	17	15
Water Source Heat Pumps	614	48
Total Units	6,258	5,813

Net Sales

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(in thousands, except unit data)
Net sales	$113,668	$104,568	$9,100	8.7%
Total units	6,258	5,813	445	7.7%

Total units sold for the quarter are up mainly due to the addition of our Water Source Heat Pump line.

Cost of Sales

	Three Months Ended September 30,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$78,010	$71,476	68.6%	68.4%
Gross Profit	35,658	33,092	31.4%	31.6%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers.

Twelve-month average raw material cost per pound as of September 30,:

	2017	2016	% Change

Copper	$3.47	$3.38	2.7%
Galvanized Steel	$0.42	$0.37	13.5%
Stainless Steel	$1.18	$1.15	2.6%
Aluminum	$1.68	$1.65	1.8%

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Warranty	$3,277	$1,012	2.9%	1.0%
Profit Sharing	2,556	2,572	2.2%	2.5%
Salaries & Benefits	2,982	3,150	2.6%	3.0%
Stock Compensation	831	751	0.7%	0.7%
Advertising	215	271	0.2%	0.3%
Depreciation	184	201	0.2%	0.2%
Insurance	274	292	0.2%	0.3%
Professional Fees	371	605	0.3%	0.6%
Donations	121	41	0.1%	—%
Bad Debt Expense	39	72	—%	0.1%
Other	2,184	1,433	1.9%	1.4%
Total SG&A	$13,034	$10,400	11.5%	9.9%

The overall increase in SG&A was primarily due to increased warranty expenses. The Company has been working on modifications and refinements to its warranty policy. These modifications more clearly define what qualifies as a warranty claim and place a deadline for when claims may be submitted. This has increased our warranty reserve and increased our warranty expense for the three months ended September 30, 2017.

Income Taxes

	Three Months Ended September 30,		Effective Tax Rate
	2017	2016	2017	2016
	(in thousands)
Income tax provision	$8,033	$7,080	35.3%	31.1%

The Company’s estimated annual 2017 effective tax rate, excluding discrete events, is expected to be approximately 36.0%. The rate is higher for the three months ended September 30, 2017 due to shifts in income to states with a higher tax rate and a smaller excess tax benefit from stock compensation.

Nine months ended September 30, 2017 vs. Nine months ended September 30, 2016

Units Sold

	Nine Months Ended September 30,
	2017	2016

Rooftop Units	12,185	12,899
Split Systems	3,631	2,843
Outdoor Mechanical Rooms	56	46
Water Source Heat Pumps	1,510	187
Total Units	17,382	15,975

Net Sales

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(in thousands, except unit data)
Net sales	$301,072	$292,309	$8,763	3.0%
Total units	17,382	15,975	1,407	8.8%

Although the Company saw an 8.8% increase in total units sold, most of that increase came from our Water Source Heat Pump line which are smaller dollar units and thus resulted in a smaller increase in our net sales for the nine months.

Cost of Sales

	Nine Months Ended September 30,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$208,750	$200,739	69.3%	68.7%
Gross Profit	92,322	91,570	30.7%	31.3%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. Cost of sales increased overall due to increased commodity prices.

Twelve-month average raw material cost per pound as of September 30,:

	2017	2016	% Change

Copper	$3.47	$3.38	2.7%
Galvanized Steel	$0.42	$0.37	13.5%
Stainless Steel	$1.18	$1.15	2.6%
Aluminum	$1.68	$1.65	1.8%

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Warranty	$7,597	$2,654	2.5%	0.9%
Profit Sharing	6,366	7,022	2.1%	2.4%
Salaries & Benefits	8,410	9,352	2.8%	3.2%
Stock Compensation	3,276	2,156	1.1%	0.7%
Advertising	1,352	1,028	0.4%	0.4%
Depreciation	496	638	0.2%	0.2%
Insurance	723	935	0.2%	0.3%
Professional Fees	1,210	1,444	0.4%	0.5%
Donations	524	253	0.2%	0.1%
Bad Debt Expense	180	10	0.1%	—%
Other	5,401	4,382	1.8%	1.5%
Total SG&A	$35,535	$29,874	11.8%	10.2%

The overall increase in SG&A was primarily due to increased warranty expenses. The Company has been working on modifications and refinements to its warranty policy. These modifications more clearly define what qualifies as a warranty claim and place a deadline for when claims may be submitted. This has increased our warranty reserve and increased our warranty expense for nine months ended September 30, 2017.

Income Taxes

	Nine Months Ended September 30,		Effective Tax Rate
	2017	2016	2017	2016
	(in thousands)
Income tax provision	$18,314	$20,098	32.1%	32.4%

The Company’s estimated annual 2017 effective tax rate, excluding discrete events, is expected to be approximately 36.0%. Our rate is lower than expected due to the impact of excess tax benefits on stock compensation.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and investments decreased $3.9 million from December 31, 2016 to September 30, 2017 and totaled $39.9 million at September 30, 2017.

Under the line of credit, there was one standby letter of credit of $0.8 million as of September 30, 2017. At September 30, 2017, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at September 30, 2017 and December 31, 2016. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The termination date of the revolving credit facility is July 27, 2018.

At September 30, 2017, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At September 30, 2017, our tangible net worth was $230.3 million, which meets the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.32 to 1.0 which meets the requirement of not being above 2 to 1.

Authorizations - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement expired on April 15, 2017. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Any other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Repurchase Activity

	Nine Months Ended September 30,						Inception to date
	2017			2016
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	8,676	$283,654	$32.69	151,266	$4,041,685	$26.72	3,843,495	$61,232,115	$15.93
401(k)	364,839	12,706,655	34.83	402,623	10,531,020	26.16	6,447,282	78,439,375	12.17
Directors and employees	33,845	1,193,337	35.26	21,367	558,532	26.14	1,907,477	16,855,945	8.84
Total	407,360	$14,183,646	$34.82	575,256	$15,131,237	$26.30	12,198,254	$156,527,435	$12.83

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2017 and 2016. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Nine months ended September 30,
	2017	2016
	(in thousands)
Operating Activities
Net Income	$38,728	$41,956
Income statement adjustments, net	17,368	11,787
Changes in assets and liabilities:
Accounts receivable	(14,521)	(3,340)
Income taxes	6,239	2,230
Inventories	(18,819)	(5,322)
Prepaid expenses and other	(141)	(287)
Accounts payable	3,781	949
Deferred revenue	416	334
Accrued liabilities & donations	8,814	(1,300)
Net cash provided by operating activities	41,865	47,007
Investing Activities
Capital expenditures	(26,436)	(23,627)
Purchases of investments	(18,521)	(14,496)
Maturities of investments and proceeds from called investments	21,695	16,973
Other	56	67
Net cash used in investing activities	(23,206)	(21,083)
Financing Activities
Stock options exercised	1,715	1,681
Repurchase of stock	(12,991)	(14,572)
Employee taxes paid by withholding shares	(1,193)	(559)
Cash dividends paid to stockholders	(6,828)	(5,820)
Net cash used in financing activities	$(19,297)	$(19,270)

Cash Flows Provided by Operating Activities

Cash outflows for inventory purchases has increased related to increased volume of unit sales as well as for new production on our Water Source Heat Pump line. Cash outflows from receivables has also increased as we've seen activity in our prepayment program decrease slightly and sales slightly increase too.

Cash Flows Provided by Investing Activities

Our capital expenditures continue to increase with new equipment for our various product lines and construction on our research and development lab. The capital expenditure program for 2017 is estimated to be approximately $48.5 million.

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

Contractual Obligations

We had no material contractual purchase agreements as of September 30, 2017.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2017.

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

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through September 30, 2017, we repurchased approximately 6.4 million shares for an aggregate price of $78.4 million, or an average price of $12.17 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. From inception through September 30, 2017, we repurchased approximately 1.9 million shares for an aggregate price of $16.9 million, or an average price of $8.84 per share. We purchased the shares at current market prices.

Repurchases during the third quarter of 2017 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2017	20,924	$36.47	20,924	—
August 2017	67,023	33.37	67,023	—
September 2017	22,528	33.26	22,528	—
Total	110,475	$33.93	110,475	—

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

AAON, INC.

Dated: 11/2/2017	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: 11/2/2017	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer