Form 10-K
period 2017-12-31
AAON INC
filed 2018-02-27
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
 [ ]  Yes        [X]  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2017 was $1,502.1 million.

As of February 23, 2018, registrant had outstanding a total of 52,433,208 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 15, 2018, are incorporated into Part III.

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

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market. Foreign sales accounted for approximately $14.6 million, $14.7 million and $14.6 million of our sales in 2017, 2016 and 2015, respectively. As a percent of sales, foreign sales accounted for approximately 4% of our net sales in each of those years.

Our rooftop and condensing unit markets primarily consist of units installed on commercial or industrial structures of generally less than ten stories in height. Our air handling units, self-contained units, geothermal/water-source heat pumps, chillers, packaged outdoor mechanical rooms and coils are suitable for all sizes of commercial and industrial buildings.

The size of these markets is determined primarily by the number of commercial and industrial building completions. The replacement market consists of products installed to replace existing units/components that are worn or damaged. Currently, over half of the industry's market consists of replacement units.

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

Based on our 2017 sales of $405 million, we estimate that we have approximately a 12% share of the greater than five ton rooftop market and a 2% share of the less than five ton market. Approximately 55% of our sales were generated from the renovation and replacement markets and 45% from new construction. The percentage of sales for new construction vs. replacement to particular customers is related to the customer’s stage of development.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished products consist of a single unit system containing heating and cooling in a self-contained cabinet, referred to in the industry as "unitary products". Our other finished products are chillers, packaged outdoor mechanical rooms, coils, air handling units, condensing units, makeup air units, energy recovery units, rooftop units and geothermal/ water-source heat pumps.

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

Our energy recovery option applicable to our RQ, RN, RL and SB units, as well as our H3, V3, M2 and M3 Series air handling units, respond to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. Our products are designed to compete on the higher quality end of standardized products.

Performance characteristics of our products range in cooling capacity from one-half to 540 tons and in heating capacity from 7,200 to 9,000,000 BTUs. All of our products meet the Department of Energy's (“DOE”) minimum efficiency standards, which define the maximum amount of energy to be used in producing a given amount of cooling. Many of our units far exceed these minimum standards and are among the highest efficiency units currently available.

A typical commercial building installation requires one ton of air conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air conditioning, which can involve multiple units.

Major Customers

One customer, Texas AirSystems, accounted for 10% or more of our sales during 2017 and 2016. No customer accounted for 10% or more of our sales during 2015.

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

We have not been significantly impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as "conflict minerals", originating from the Democratic Republic of Congo and adjoining countries.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

Representatives

We employ a sales staff of 33 individuals and utilize approximately 62 independent manufacturer representatives' organizations ("Representatives") having 100 offices to market our products in the United States and Canada. We also have one international sales organization, which utilizes 12 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, and Longview, Texas, plants to the job site.

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

Research and Development

Our products are engineered for performance, flexibility and serviceability. This has become a critical factor in competing in the heating, ventilation and air conditioning ("HVAC") equipment industry. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines.

All of our Research and Development ("R&D") activities are self-sponsored, rather than customer-sponsored. R&D activities have involved the RQ, RN and RL (rooftop units), F1, H3, V3, M2 and M3 (air handling units), LF, LN and LZ (chillers), CB, CF and CN (condensing units), SA and SB (self-contained units), WH and WV (water-source heat pumps), FZ (fluid coolers) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development. We incurred R&D expenses of approximately $13.0 million, $12.0 million and $7.5 million in 2017, 2016 and 2015, respectively.
Backlog

Our backlog as of February 1, 2018 was approximately $64.9 million compared to approximately $53.5 million as of February 1, 2017. The current backlog consists of orders considered by management to be firm and generally are filled on average within approximately 60 to 90 days after an order is deemed to become firm; however, the orders are subject to cancellation by the customers.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation. Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $30 million and had no balance outstanding at December 31, 2017. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

Seasonality

Sales of our products are moderately seasonal with the peak period being July - November of each year due to timing of construction projects being directly related to warmer weather.

Competition

In the standardized market, we compete primarily with Lennox International, Inc., Trane (Ingersoll Rand Limited), York (Johnson Controls Inc.) and Carrier (United Technologies Corporation). All of these competitors are substantially larger and have greater resources than we do. Our products compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, we are often at a competitive disadvantage because of the emphasis placed on initial cost. In the replacement market and other owner-controlled purchases, we have a better chance of getting business since quality and long-term cost are generally taken into account.

Employees

As of February 12, 2018, we employed 1,991 permanent employees. Our employees are not represented by unions. Management considers its relations with our employees to be good.

Patents, Trademarks, Licenses and Concessions

We do not consider any patents, trademarks, licenses or concessions to be material to our business operations, other than patents issued regarding our energy recovery wheel option, blower, gas-fired heat exchanger, evaporative-cooled condenser de-superheater and low leakage damper which have terms of 20 years with expiration dates ranging from 2018 to 2033.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as "conflict minerals", originating from the Democratic Republic of Congo and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in fiscal year 2013, with initial disclosure requirements beginning in May 2014. There are costs associated with complying with these disclosure requirements, including for due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

We self-insure for employee health insurance and workers' compensation insurance coverage up to a predetermined level, beyond which we maintain stop-loss insurance from a third-party insurer for claims over $200,000 and $750,000 for employee health insurance claims and workers' compensation insurance claims, respectively. Our aggregate exposure varies from year to year based upon the number of participants in our insurance plans. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Our accruals for insurance reserves reflect these estimates and other management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we self-insure increases, it could cause a material and adverse change to our reserves for self-insurance liabilities, as well as to our earnings.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2017, we own all of our facilities, consisting of approximately 1.55 million square feet of space for office, manufacturing, warehouse, assembly operations and parts sales in Tulsa, Oklahoma, and Longview, Texas. We believe that our facilities are well maintained and are in good condition and suitable for the conduct of our business.

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

In 2017, construction continued on a new engineering research and development laboratory at the Tulsa facilities, since named the Norman Asbjornson Innovation Center. The three-story 134,000 square foot facility will be both an acoustical and a performance measuring laboratory. The new facility will consist of ten test chambers allowing AAON to meet and maintain industry certifications.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "AAON". The table below summarizes the intraday high and low reported sale prices for our common stock for the past two fiscal years. As of the close of business on February 23, 2018, there were 1,139 holders of record of our common stock.

Quarter Ended	High	Low

March 31, 2016	$28.02	$19.49
June 30, 2016	$28.27	$25.65
September 30, 2016	$29.04	$25.75
December 31, 2016	$33.90	$27.55

March 31, 2017	$37.00	$31.95
June 30, 2017	$38.10	$33.95
September 29, 2017	$37.65	$31.65
December 29, 2017	$37.55	$33.35

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 19, 2015	June 12, 2015	July 1, 2015	$0.11
October 29, 2015	December 2, 2015	December 23, 2015	$0.11
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13

The following is a summary of our share-based compensation plans as of December 31, 2017:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 2007 Long-Term Incentive Plan	456,475	$13.31	—
The 2016 Long-Term Incentive Plan	100,836	$32.71	2,983,642

Repurchases during the fourth quarter of 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2017	49,485	$34.51	49,485	—
November 2017	27,044	35.34	27,044	—
December 2017	38,245	36.29	38,245	—
Total	114,774	$35.30	114,774	—

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return, the NASDAQ Composite and a peer group of U.S. industrial manufacturing companies in the air conditioning, ventilation, and heating exchange equipment markets from December 31, 2012 through December 31, 2017. The graph assumes that $100 was invested at the close of trading December 31, 2012, with reinvestment of dividends. Our peer group includes Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc., and United Technologies Corporation. This table is not intended to forecast future performance of our Common Stock.

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

	Years Ended December 31,
Results of Operations:	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Net sales	$405,232	$383,977	$358,632	$356,322	$321,140
Net income	$54,498	$53,376	$45,728	$44,158	$37,547
Earnings per share:
Basic	$1.04	$1.01	$0.85	$0.81	$0.68
Diluted	$1.03	$1.00	$0.84	$0.80	$0.68
Cash dividends declared per common share:	$0.26	$0.24	$0.22	$0.18	$0.13

	December 31,
Financial Position at End of Fiscal Year:	2017	2016	2015	2014	2013
	(in thousands)
Working capital	$103,662	$101,939	$80,800	$82,227	$72,515
Total assets	296,780	256,530	232,854	226,974	210,665
Long-term and current debt	—	—	—	—	—
Total stockholders’ equity	237,226	205,898	178,918	174,059	164,106

Use of Non-GAAP Financial Measure

To supplement the Company's consolidated financial statements presented in accordance with generally accepted accounting principles ("GAAP"), an additional non-GAAP financial measure is provided and reconciled in the following table. The Company believes that this non-GAAP financial measure, when considered together with the GAAP financial measures, provides information that is useful to investors in understanding period-over-period operating results. The Company believes that this non-GAAP financial measure enhances the ability of investors to analyze the Company’s business trends and operating performance.

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
The Company's EBITDAX measure provides additional information which may be used to better understand the Company’s operations. EBITDAX is one of several metrics that the Company uses as a supplemental financial measurement in the evaluation of its business and should not be considered as an alternative to, or more meaningful than, net income, as an indicator of operating performance. Certain items excluded from EBITDAX are significant components in understanding and assessing a company's financial performance. EBITDAX, as used by the Company, may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDAX is a widely followed measure of operating performance and is one of many metrics used by the Company’s management team, and by other users of the Company’s consolidated financial statements.

The following table provides a reconciliation of net income (GAAP) to EBITDAX (non-GAAP) for the periods indicated:

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net Income, a GAAP measure	$54,498	$53,376	$45,728	$44,158	$37,547
Depreciation	15,007	13,035	11,741	11,553	12,312
Amortization of bond premiums	47	249	266	688	790
Share-based compensation	6,458	4,357	2,891	2,178	1,763
Interest income	(345)	(541)	(427)	(964)	(1,011)
Income tax expense	19,994	26,615	25,611	24,088	18,747
EBITDAX, a non-GAAP measure	$95,659	$97,091	$85,810	$81,701	$70,148

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2017 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. For the year ended December 31, 2017, the prices for copper, galvanized steel and stainless steel increased approximately 6.2%, 15.8% and 4.4%, respectively, from a year ago, while the price for aluminum remained relatively unchanged from a year ago. For the year ended December 31, 2016, the prices for copper, galvanized steel and stainless steel decreased approximately 4.8%, 9.5%, and 12.3%, respectively, from 2015, while the price for aluminum increased 0.0% from 2015.

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

The following are highlights of our results of operations, cash flows, and financial condition:

•
We spent $41.7 million in capital expenditures in 2017, an increase of $15.1 million from the $26.6 million spent in 2016, primarily due to construction projects related to our new research and development lab, water-source heat pump production line, as well as other internal development projects.

•	We paid cash dividends of $13.7 million in 2017 compared to $12.7 million in 2016.

•	We experienced increases in our warranty expense due to refinements and changes to our warranty process.

Results of Operations

Units sold for years ended December 31:

	2017	2016	2015

Rooftop Units	16,003	16,764	14,891
Split Systems	4,829	3,753	3,385
Outdoor Mechanical Rooms	64	65	57
Water-Source Heat Pumps	2,485	316	243
Total Units	23,381	20,898	18,576

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Net Sales

	Years Ending December 31,
	2017	2016	$ Change	% Change
	(in thousands, except unit data)
Net sales	$405,232	$383,977	$21,255	5.5%
Total units	23,381	20,898	2,483	11.9%

While we did see an 11.9% increase in the volume of units sold, most of that increase was in Water-Source Heat Pumps which have a lower price per unit than our other products. As such, total net sales did not increase by the same percentage as our volume.

Cost of Sales

	Years Ending December 31,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$281,835	$265,897	69.5%	69.2%
Gross Profit	123,397	118,080	30.5%	30.8%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. As shown below, our raw material prices increased during the year. The Company's gross profit remained stable due to efforts to improve efficiency and absorb overhead.

Twelve month average raw material cost per pound as of December 31:

	Years Ending December 31,
	2017	2016	% Change

Copper	$3.58	$3.37	6.2%
Galvanized Steel	$0.44	$0.38	15.8%
Stainless Steel	$1.19	$1.14	4.4%
Aluminum	$1.71	$1.67	2.4%

Selling, General and Administrative Expenses

	Years Ending December 31,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Warranty	$11,233	$3,601	2.8%	0.9%
Profit Sharing	8,400	8,991	2.1%	2.3%
Salaries & Benefits	11,586	11,363	2.9%	3.0%
Stock Compensation	4,288	2,914	1.1%	0.8%
Advertising	1,735	1,395	0.4%	0.4%
Depreciation	720	796	0.2%	0.2%
Insurance	1,005	1,072	0.2%	0.3%
Professional Fees	1,888	2,032	0.5%	0.5%
Donations	724	370	0.2%	0.1%
Bad Debt Expense	179	(45)	—%	—%
Other	7,491	6,017	1.8%	1.6%
Total SG&A	$49,249	$38,506	12.2%	10.0%

The overall increase in SG&A was primarily due to increased warranty expenses. The Company has been working on modifications and refinements to its warranty policy. These modifications more clearly define what qualifies as a warranty claim and place a deadline for when claims may be submitted.

Income Taxes

	Years Ending December 31,		Effective Tax Rate
	2017	2016	2017	2016
	(in thousands)
Income tax provision	$19,994	$26,615	26.8%	33.3%

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. As a result of the changes provided under the Act, the Company adjusted its deferred tax assets and liabilities existing at the date of enactment using the newly enacted rates for the periods when they are expected to be realized. This remeasurement resulted in a benefit to income taxes of $4.4 million.

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

Our cash and cash equivalents decreased $2.7 million from December 31, 2016 to December 31, 2017. As of December 31, 2017, we had $21.5 million in cash and cash equivalents.

As of December 31, 2017, we had certificates of deposit of $2.9 million and investments held to maturity at amortized cost of $6.1 million. These certificates of deposit had maturity dates of one to five months. The investments held to maturity at amortized cost had maturity dates of one to four months.

On July 25, 2016 we renewed our line of credit with BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). The revolving line of credit matures on July 27, 2018. We expect to renew our line of credit in July 2018 with favorable terms. Under the line of credit, there was one standby letter of credit of $0.8 million as of December 31, 2017. At December 31, 2017 we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

As of December 31, 2017 and 2016, there were no outstanding balances under the revolving credit facility. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The weighted average interest rate was 3.5% and 3.0% for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At December 31, 2017, our tangible net worth was $237.2 million, which meets the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1.

The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The repurchase agreement expired on April 15, 2017. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Any other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	2017			2016			2015
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	8,676	$283,654	$32.69	165,598	$4,440,658	$26.82	1,037,590	$24,999,963	$24.09
401(k)	467,580	16,336,084	34.94	540,501	14,875,850	27.52	512,754	11,557,598	22.54
Directors and employees	45,878	1,614,425	35.19	30,072	823,446	27.38	25,746	585,413	22.74
Total	522,134	$18,234,163	$34.92	736,171	$20,139,954	$27.36	1,576,090	$37,142,974	$23.57

	Inception to Date
Program	Shares	Total $	$ per share
Open market	3,843,495	$61,232,115	$15.93
401(k)	6,550,023	82,068,805	12.53
Directors and employees	1,919,510	17,278,033	9.00
Total	12,313,028	$160,578,953	$13.04

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 19, 2015	June 12, 2015	July 1, 2015	$0.11
October 29, 2015	December 2, 2015	December 23, 2015	$0.11
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2018 and the foreseeable future.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows used in financing activities for the years indicated.

	2017	2016	2015
	(in thousands)
Operating Activities
Net Income	$54,498	$53,376	$45,728
Income statement adjustments, net	20,362	18,996	16,250
Changes in assets and liabilities:
Accounts receivable	(7,516)	7,048	(5,884)
Income tax receivable	4,596	(1,537)	312
Inventories	(23,698)	(9,478)	(1,059)
Prepaid expenses and other	98	(83)	76
Accounts payable	3,043	654	(5,109)
Deferred revenue	258	417	189
Accrued liabilities	6,353	(5,470)	4,852
Net cash provided by operating activities	57,994	63,923	55,355
Investing Activities
Capital expenditures	(41,713)	(26,604)	(20,967)
Purchases of investments	(18,521)	(14,496)	(20,863)
Maturities of investments and proceeds from called investments	29,112	24,095	18,519
Other	70	80	117
Net cash used in investing activities	(31,052)	(16,925)	(23,194)
Financing Activities
(Payments) borrowings under revolving credit facility, net	—	—	—
Stock options exercised	2,259	2,063	2,795
Repurchase of stock	(16,620)	(19,317)	(36,558)
Employee taxes paid by withholding shares	(1,614)	(823)	(585)
Cash dividends paid to stockholders	(13,663)	(12,676)	(11,857)
Net cash used in financing activities	$(29,638)	$(30,753)	$(46,205)

Cash Flows from Operating Activities

Cash flows from operating activities decreased primarily due to increased purchases of inventory during the year.

Cash Flows from Investing Activities

The capital expenditure program for 2018 is estimated to be approximately $53.2 million. The increase in capital expenditures is primarily due to construction projects related to our new research and development lab, water-source heat pump production lines, as well as other internal development projects. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased slightly due to fewer open market buybacks following the expiration of the Company's repurchase agreement in April 2017.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Agreements

We had no material contractual purchase agreements as of December 31, 2017.

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

The Company plans to adopt using the retrospective transition method. The Company believes the impact will not be material to the consolidated financial statements. The Company has reviewed all types of customer contracts and gone through the five step process outlined in ASU 2014-09 for each type of contract. The new five step process required by ASU 2014-09 provides results substantially consistent with our current revenue recognition policies. The Company has also evaluated the categories to use for the disaggregate revenue disclosures. The primary change upon adoption will be additional disclosures to show disaggregated revenue and further details around our revenue recognition process. Once we adopt ASU 2014-09, we not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective January 1, 2018.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which addresses changes to the terms or condition of a share-based payment award. The ASU becomes effective in the annual reporting period beginning after December 15, 2017, including interim reporting periods. We do not expect ASU 2017-09 will have a material effect on our consolidated financial statements and notes thereto.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2004

Tulsa, Oklahoma
February 27, 2018

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2017	2016
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$21,457	$24,153
Certificates of deposit	2,880	5,512
Investments held to maturity at amortized cost	6,077	14,083
Accounts receivable, net	50,338	43,001
Income tax receivable	1,643	6,239
Note receivable	28	25
Inventories, net	70,786	47,352
Prepaid expenses and other	518	616
Total current assets	153,727	140,981
Property, plant and equipment:
Land	2,233	2,233
Buildings	92,075	78,806
Machinery and equipment	184,316	158,216
Furniture and fixtures	13,714	12,783
Total property, plant and equipment	292,338	252,038
Less: Accumulated depreciation	149,963	137,146
Property, plant and equipment, net	142,375	114,892
Note receivable, long-term	678	657
Total assets	$296,780	$256,530

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	10,967	7,102
Accrued liabilities	39,098	31,940
Total current liabilities	50,065	39,042
Deferred revenue	1,512	1,498
Deferred tax liabilities	7,977	9,531
Donations	—	561
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued
Common stock, $.004 par value, 100,000,000 shares authorized, 52,422,801 and 52,651,448 issued and outstanding at December 31, 2017 and 2016, respectively	210	211
Additional paid-in capital	—	—
Retained earnings	237,016	205,687
Total stockholders' equity	237,226	205,898
Total liabilities and stockholders' equity	$296,780	$256,530

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ending December 31,
	2017	2016	2015
	(in thousands, except per share data)
Net sales	$405,232	$383,977	$358,632
Cost of sales	281,835	265,897	249,951
Gross profit	123,397	118,080	108,681
Selling, general and administrative expenses	49,249	38,506	37,438
(Gain) loss on disposal of assets	45	(20)	(59)
Income from operations	74,103	79,594	71,302
Interest income, net	298	292	161
Other income (expense), net	91	105	(124)
Income before taxes	74,492	79,991	71,339
Income tax provision	19,994	26,615	25,611
Net income	$54,498	$53,376	$45,728
Earnings per share:
Basic	$1.04	$1.01	$0.85
Diluted	$1.03	$1.00	$0.84
Cash dividends declared per common share:	$0.26	$0.24	$0.22
Weighted average shares outstanding:
Basic	52,572,496	52,924,398	54,045,841
Diluted	53,078,734	53,449,754	54,481,484

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2014	54,042	$216	$—	$173,843	$174,059
Net income	—	—	—	45,728	45,728
Stock options exercised and restricted	546	2	5,238	—	5,240
stock awards granted, including tax benefits
Share-based compensation	—	—	2,891	—	2,891
Stock repurchased and retired	(1,576)	(6)	(8,129)	(29,008)	(37,143)
Dividends	—	—	—	(11,857)	(11,857)
Balance at December 31, 2015	53,012	212	—	178,706	178,918
Net income	—	—	—	53,376	53,376
Stock options exercised and restricted	375	2	2,061	—	2,063
stock awards granted
Share-based compensation	—	—	4,357	—	4,357
Stock repurchased and retired	(736)	(3)	(6,418)	(13,719)	(20,140)
Dividends	—	—	—	(12,676)	(12,676)
Balance at December 31, 2016	52,651	211	—	205,687	205,898
Net income	—	—	—	54,498	54,498
Stock options exercised and restricted	293	1	2,258	—	2,259
stock awards granted
Share-based compensation	—	—	6,458	—	6,458
Stock repurchased and retired	(522)	(2)	(8,716)	(9,516)	(18,234)
Dividends	—	—	—	(13,653)	(13,653)
Balance at December 31, 2017	52,422	$210	$—	$237,016	$237,226

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ending December 31,
	2017	2016	2015
Operating Activities	(in thousands)
Net income	$54,498	$53,376	$45,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,007	13,035	11,741
Amortization of bond premiums	47	249	266
Provision for losses on accounts receivable, net of adjustments	179	(25)	(48)
Provision for excess and obsolete inventories	264	625	178
Share-based compensation	6,458	4,357	2,891
Loss (gain) on disposition of assets	45	(20)	(59)
Foreign currency transaction (gain) loss	(59)	(22)	139
Interest income on note receivable	(25)	(28)	(30)
Deferred income taxes	(1,554)	825	1,172
Changes in assets and liabilities:
Accounts receivable	(7,516)	7,048	(5,884)
Income tax receivable	4,596	(1,537)	312
Inventories	(23,698)	(9,478)	(1,059)
Prepaid expenses and other	98	(83)	76
Accounts payable	3,043	654	(5,109)
Deferred revenue	258	417	189
Accrued liabilities and donations	6,353	(5,470)	4,852
Net cash provided by operating activities	57,994	63,923	55,355
Investing Activities
Capital expenditures	(41,713)	(26,604)	(20,967)
Proceeds from sale of property, plant and equipment	10	28	63
Investment in certificates of deposits	(5,280)	(4,112)	(6,680)
Maturities of certificates of deposits	7,912	10,560	6,098
Purchases of investments held to maturity	(13,241)	(10,384)	(14,183)
Maturities of investments	19,700	10,021	11,408
Proceeds from called investments	1,500	3,514	1,013
Principal payments from note receivable	60	52	54
Net cash used in investing activities	(31,052)	(16,925)	(23,194)
Financing Activities
Borrowings under revolving credit facility	—	761	—
Payments under revolving credit facility	—	(761)	—
Stock options exercised	2,259	2,063	2,795
Repurchase of stock	(16,620)	(19,317)	(36,558)
Employee taxes paid by withholding shares	(1,614)	(823)	(585)
Cash dividends paid to stockholders	(13,663)	(12,676)	(11,857)
Net cash used in financing activities	(29,638)	(30,753)	(46,205)
Net increase (decrease) in cash and cash equivalents	(2,696)	16,245	(14,044)
Cash and cash equivalents, beginning of year	24,153	7,908	21,952
Cash and cash equivalents, end of year	$21,457	$24,153	$7,908

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

Investments

Certificates of Deposit

We held $2.9 million and $5.5 million in certificates of deposit at December 31, 2017 and December 31, 2016, respectively. At December 31, 2017, the certificates of deposit bear interest ranging from 0.95% to 1.10% per annum and have various maturities ranging from one to five months.

Investments Held to Maturity

At December 31, 2017, our investments held to maturity were comprised of $6.1 million of corporate notes and bonds with various maturities ranging from one to four months. The investments have moderate risk with S&P ratings ranging from AA+ to BBB.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity at December 31, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
December 31, 2017:	(in thousands)
Current assets:
Investments held to maturity	$6,077	$—	$(6)	$6,071
Non current assets:
Investments held to maturity	—	—	—	—
Total	$6,077	$—	$(6)	$6,071
December 31, 2016:
Current assets:
Investments held to maturity	$14,083	$—	$(12)	$14,071
Non current assets:
Investments held to maturity	—	—	—	—
Total	$14,083	$—	$(12)	$14,071

We evaluate these investments for other-than-temporary impairments on a quarterly basis. We do not believe there was an other-than-temporary impairment for our investments at December 31, 2017 or 2016.

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

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 4%, 4% and 4% of revenues for the years ended December 31, 2017, 2016 and 2015, respectively. One customer, Texas AirSystems, accounted for 10% or more of our sales during 2017, 2016 or 2015.  No customer accounted for 5% or more of our accounts receivable balance at December 31, 2017 or 2016.

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

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2017, 2016, and 2015 research and development costs amounted to approximately $13.0 million, $12.0 million, and $7.5 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2017, 2016, and 2015 was approximately $1.7 million, $1.4 million, and $1.2 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2017, 2016 and 2015 shipping and handling fees amounted to approximately $11.4 million, $10.3 million, and $9.6 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Excess tax benefits and deficiencies are reported as an income tax benefit or expense on the statement of income and are treated as discrete items to the income tax provision in the reporting period in which they occur. We establish accruals for unrecognized tax positions when it is more likely than not that our tax return positions may not be fully sustained. The Company records a valuation allowance for deferred tax assets when, in the opinion of management, it is more likely than not that deferred tax assets will not be realized.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The Due to Representatives amount is paid only after all amounts associated with the order are collected from the customer. The amount of payments to our representatives was $51.8 million, $55.0 million, and $55.4 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.

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

3. Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	December 31,
	2017	2016
	(in thousands)
Accounts receivable	$50,457	$43,091
Less: Allowance for doubtful accounts	(119)	(90)
Total, net	$50,338	$43,001

	Years Ending December 31,
	2017	2016	2015
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$90	$115	$171
Provisions for losses on accounts receivables, net of adjustments	179	(25)	(48)
Accounts receivable written off, net of recoveries	(150)	—	(8)
Balance, end of period	$119	$90	$115

4. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2017	2016
	(in thousands)
Raw materials	$57,784	$43,438
Work in process	5,957	2,279
Finished goods	8,163	3,017
	71,904	48,734
Less: Allowance for excess and obsolete inventories	(1,118)	(1,382)
Total, net	$70,786	$47,352

	Years Ending December 31,
	2017	2016	2015
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,382	$757	$714
Provisions for excess and obsolete inventories	102	625	178
Inventories written off	(366)	—	(135)
Balance, end of period	$1,118	$1,382	$757

5.  Note Receivable

In connection with the closure of our Canadian facility on May 18, 2009, we sold land and a building in September 2010 and assumed a note receivable from the borrower secured by the property. The C$1.1 million, 15 year note has an interest rate of 4.0% and is payable to us monthly, and has a C$0.6 million balloon payment due in October 2025. Interest payments are recognized in interest income.

We evaluate the note for impairment on a quarterly basis. We determine the note receivable to be impaired if we are uncertain of its collectability based on the contractual terms. At December 31, 2017 and 2016, there was no impairment.

6.  Supplemental Cash Flow Information

	Years Ending December 31,
	2017	2016	2015
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$—
Income taxes paid, net	16,951	27,353	24,125
Non-cash investing and financing activities:
Non-cash capital expenditures	832	270	83

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

Changes in the warranty accrual are as follows:

	Years Ending December 31,
	2017	2016	2015
Warranty accrual:	(in thousands)
Balance, beginning of period	$7,936	$8,469	$8,130
Payments made	(8,686)	(4,134)	(3,978)
Provisions	11,233	3,601	4,317
Balance, end of period	$10,483	$7,936	$8,469

Warranty expense:	$11,233	$3,601	$4,317

8. Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	December 31,
	2017	2016
	(in thousands)
Warranty	$10,483	$7,936
Due to representatives	13,086	9,907
Payroll	4,456	4,129
Profit sharing	2,034	1,967
Workers' compensation	593	580
Medical self-insurance	725	872
Customer prepayments	2,838	2,256
Donations	588	600
Employee vacation time	2,688	2,367
Other	1,607	1,326
Total	$39,098	$31,940

9. Revolving Credit Facility

Our revolving credit facility provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"). Under the line of credit, there was one standby letter of credit totaling $0.8 million as of December 31, 2017. Borrowings available under the revolving credit facility at December 31, 2017, were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. As of December 31, 2017 and 2016, we had no balance outstanding under our revolving credit facility. The revolving credit facility expires on July 27, 2018. At December 31, 2017 and 2016, the weighted average interest rate was 3.5% and 3.0%, respectively.

At December 31, 2017, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At December 31, 2017 our tangible net worth was $237.2 million, which meets the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0, which meets the requirement of not being above 2 to 1.

10.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ending December 31,
	2017	2016	2015
	(in thousands)
Current	$21,548	$25,790	$24,439
Deferred	(1,554)	825	1,172
Total	$19,994	$26,615	$25,611

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ending December 31,
	2017	2016	2015

Federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	5%	5%	5%
Remeasurement of deferred taxes	(6)%	—%	—%
Domestic manufacturing deduction	(3)%	(3)%	(3)%
Excess tax benefits	(3)%	(3)%	—%
Other	(1)%	(1)%	(1)%
	27%	33%	36%

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. Major changes under the Act include the following:

•	Reducing the corporate rate to 21 percent

•	Doubling bonus depreciation to 100 percent for five years

•	Further limitations on executive compensation deductions

•	Eliminating the domestic manufacturing deduction

As a result of these changes, the Company adjusted its deferred tax assets and liabilities existing at the date of enactment using the newly enacted rates for the periods when they are expected to be realized. This remeasurement resulted in a benefit to income taxes of $4.4 million. The new bonus depreciation provisions resulted in the Company taking $3.2 million of bonus depreciation in the fourth quarter of 2017. The Company sometimes has executive compensation that exceeds the $1.0 million limitation. Typically the limit is exceeded due to the volume of stock activity performed by the executive during the year. The Company cannot predict the performance of its stock or when executives may choose to initiate stock activity. As such, the Company is unable to quantify any impact of this tax law change but any compensation that does exceed this limitation in the future will be a permanent difference and cause an increase to our income tax provision. The Company also has historically taken the domestic manufacturing deduction. The Company will no longer receive the benefit of this deduction which typically has lowered our effective tax rate by 3.0% to 4.0%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred income tax assets (liabilities):
Accounts receivable and inventory reserves	$318	$587
Warranty accrual	2,698	3,165
Other accruals	1,395	1,715
Share-based compensation	1,432	1,784
Donations	152	463
Other, net	698	738
Total deferred income tax assets	6,693	8,452
Property & equipment	(14,670)	(17,983)
Total deferred income tax liabilities	$(14,670)	$(17,983)
Net deferred income tax liabilities	$(7,977)	$(9,531)

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2013 to present, and to non-U.S. income tax examinations for the tax years of 2013 to present. In addition, we are subject to state and local income tax examinations for tax years 2013 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

11.  Share-Based Compensation

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan ("LTIP") which provided an additional 3.3 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards, in addition to the shares from the previous plan, the 1992 Plan. Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with the same vesting schedule as the 1992 Plan. Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan ("2016 Plan") which provides for approximately 3.8 million shares, comprised of 3.4 million new shares provided for under the 2016 Plan and approximately 0.4 million shares that were available for issuance under the previous LTIP, that are now authorized for issuance under the 2016 Plan, that can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalent rights, and other awards. Under the 2016 Plan, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant. The 2016 Plan is administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as is designated by the Board of Directors (the "Committee"). Membership on the Committee is limited to independent directors. The Committee may delegate certain duties to one or more officers of the Company as provided in the 2016 Plan. The Committee determines the persons to whom awards are to be made, determines the type, size and terms of awards, interprets the 2016 Plan, establishes and revises rules and regulations relating to the 2016 Plan and makes any other determinations that it believes necessary for the administration of the 2016 Plan.

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2017 is $8.3 million and is expected to be recognized over a weighted-average period of 2.29 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2017, 2016 and 2015 using a Black Scholes-Merton Model:

	2017	2016	2015

Director and Officers:
Expected dividend yield	$0.26	$0.22	$0.18
Expected volatility	30.81%	41.19%	44.14%
Risk-free interest rate	1.90%	2.00%	1.97%
Expected life (in years)	5.00	7.68	8.00
Employees:
Expected dividend yield	$0.26	$0.25	$0.22
Expected volatility	30.67%	34.50%	42.71%
Risk-free interest rate	1.89%	1.73%	1.41%
Expected life (in years)	5.00	5.69	8.00

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

The following is a summary of stock options vested and exercisable as of December 31, 2017:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.54 - 22.76	424,130	4.36	$12.41	$10,303
$23.57 - 32.85	107,456	8.31	30.10	709
$32.90 - 37.30	25,725	9.19	34.07	68
Total	557,311	5.35	$16.82	$11,080

The following is a summary of stock options vested and exercisable as of December 31, 2016:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.54 - 20.92	338,308	4.75	$8.03	$8,465
$20.96 - 26.50	71,928	8.56	22.50	759
Total	410,236	5.42	$10.57	$9,224

The following is a summary of stock options vested and exercisable as of December 31, 2015:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.31 - 8.65	421,237	4.89	$7.04	$6,814
$8.70 - 22.76	27,134	7.82	15.31	215
Total	448,371	5.07	$7.54	$7,029

A summary of option activity under the plans is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2016	1,450,704	$21.33
Granted	410,960	34.46
Exercised	(189,415)	11.93
Forfeited or Expired	(105,140)	29.93
Outstanding at December 31, 2017	1,567,109	$25.27
Exercisable at December 31, 2017	557,311	$16.82

The total intrinsic value of options exercised during December 31, 2017, 2016 and 2015 was $4.5 million, $4.9 million and $7.4 million, respectively. The cash received from options exercised during December 31, 2017, 2016 and 2015 was $2.3 million, $2.1 million and $2.8 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Since 2007, as part of the LTIP and since May 2016 as part of the 2016 Plan, the Compensation Committee of the Board of Directors has authorized and issued restricted stock awards to directors and certain key employees. Restricted stock awards granted to directors vest one-third each year. All other restricted stock awards vest at a rate of 20% per year. The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At December 31, 2017, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.5 million which is expected to be recognized over a weighted average period of 1.85 years.

A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2016	408,162	$20.47
Granted	124,126	33.97
Vested	(170,434)	19.97
Forfeited	(20,054)	22.09
Unvested at December 31, 2017	341,800	$25.52

A summary of share-based compensation is as follows for the years ending December 31, 2017, 2016 and 2015:

	2017	2016	2015
Grant date fair value of awards during the period:	(in thousands)
Options	$3,699	$6,102	$3,685
Restricted stock	4,217	3,147	2,985
Total	$7,916	$9,249	$6,670

	2017	2016	2015
Share-based compensation expense:	(in thousands)
Options	$2,904	$1,681	$833
Restricted stock	3,554	2,676	2,058
Total	$6,458	$4,357	$2,891

	2017	2016	2015
Income tax benefit related to share-based compensation:	(in thousands)
Options	$1,413	$1,610	$2,165
Restricted stock	1,051	458	280
Total	$2,464	$2,068	$2,445

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

For the years ended December 31, 2017, 2016 and 2015 we made contributions of $6.1 million, $5.9 million and $9.0 million, respectively. Administrative expenses were approximately $0, $40.0 thousand, and $0.1 million for the years ended 2017, 2016 and 2015, respectively.

Profit Sharing Bonus Plan - We maintain a discretionary profit sharing bonus plan under which approximately 10% of pre-tax profit is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees who are actively employed and working on the first and last days of the calendar quarter and who were employed full-time for at least three full months prior to the beginning of the calendar quarter. Profit sharing expense was $8.4 million, $9.0 million and $8.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

13.  Stockholders’ Equity

Stock Repurchase - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The repurchase agreement expired on April 15, 2017. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. A11 other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	2017			2016			2015
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	8,676	$283,654	$32.69	165,598	$4,440,658	$26.82	1,037,590	$24,999,963	$24.09
401(k)	467,580	16,336,084	34.94	540,501	14,875,850	27.52	512,754	11,557,598	22.54
Directors and employees	45,878	1,614,425	35.19	30,072	823,446	27.38	25,746	585,413	22.74
Total	522,134	$18,234,163	$34.92	736,171	$20,139,954	$27.36	1,576,090	$37,142,974	$23.57

	Inception to Date
Program	Shares	Total $	$ per share
Open market	3,843,495	$61,232,115	$15.93
401(k)	6,550,023	82,068,805	12.53
Directors and employees	1,919,510	17,278,033	9.00
Total	12,313,028	$160,578,953	$13.04

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 19, 2015	June 12, 2015	July 1, 2015	$0.11
October 29, 2015	December 2, 2015	December 23, 2015	$0.11
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13

We paid cash dividends of $13.7 million, $12.7 million and $11.9 million in 2017, 2016 and 2015, respectively.

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

The Company plans to adopt using the retrospective transition method. The Company believes the impact will not be material to the consolidated financial statements. The Company has reviewed all types of customer contracts and gone through the five step process outlined in ASU 2014-09 for each type of contract. The new five step process required by ASU 2014-09 provides results substantially consistent with our current revenue recognition policies. The Company has also evaluated the categories to use for the disaggregate revenue disclosures. The primary change upon adoption will be additional disclosures to show disaggregated revenue and further details around our revenue recognition process. Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective January 1, 2018.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which addresses changes to the terms or condition of a share-based payment award. The ASU becomes effective in the annual reporting period beginning after December 15, 2017, including interim reporting periods. We do not expect ASU 2017-09 will have a material effect on our consolidated financial statements and notes thereto.

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

The following table sets forth the computation of basic and diluted earnings per share:

	2017	2016	2015
Numerator:	(in thousands, except share and per share data)
Net income	$54,498	$53,376	$45,728
Denominator:
Basic weighted average shares	52,572,496	52,924,398	54,045,841
Effect of dilutive stock options and restricted stock	506,238	525,356	435,643
Diluted weighted average shares	53,078,734	53,449,754	54,481,484
Earnings per share:
Basic	$1.04	$1.01	$0.85
Dilutive	$1.03	$1.00	$0.84
Anti-dilutive shares:
Shares	785,825	469,603	146,548

17.  Related Parties

The Company purchases some supplies from an entity controlled by the Company's CEO. The Company sometimes makes sales to the CEO for parts. Additionally, the Company sells units to an entity owned by a member of the President's immediate family. This entity is also one of the Company's Representatives and as such, the Company makes payments to the entity for third party products. All related party transactions are made on standard Company terms. Following is a summary of transactions and balance with affiliates:

	Years Ending December 31,
	2017	2016	2015
	(in thousands)
Sales to affiliates	$1,579	$1,671	$1,532
Payments to affiliates	432	697	841

		December 31,
		2017	2016
		(in thousands)
Due from affiliates		$9	$10
Due to affiliates		—	—

18.  Subsequent Events

On January 2, 2018, the Company granted 37,700 shares of restricted stock and 433,400 stock options to members of senior management. Additionally, on February 9, 2018, the Company granted 19,100 shares of restricted stock and 921,700 stock options to employees of the Company.

19.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2017 and 2016:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2017
Net sales	$86,078	$101,326	$113,668	$104,160
Gross profit	24,986	31,678	35,658	31,075
Net income	10,217	13,794	14,717	15,770
Earnings per share:
Basic	$0.19	$0.26	$0.28	$0.30
Diluted	$0.19	$0.26	$0.28	$0.30
2016
Net sales	$85,422	$102,319	$104,568	$91,668
Gross profit	25,731	32,747	33,092	26,510
Net income	11,551	14,725	15,682	11,420
Earnings per share:
Basic	$0.22	$0.28	$0.30	$0.22
Diluted	$0.22	$0.27	$0.29	$0.21

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2017.

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

In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 27, 2018

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 15, 2018.

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

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 15, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 15, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item  407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of shareholders scheduled to be held May 15, 2018.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2017, 2016 or 2015.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 15, 2018.

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

AAON, INC.

Dated:	February 27, 2018	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 27, 2018	/s/ Norman H. Asbjornson
Norman H. Asbjornson Chief Executive Officer and Director (principal executive officer)

Dated:	February 27, 2018	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer (principal financial officer)

Dated:	February 27, 2018	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Accounting Officer (principal accounting officer)

Dated:	February 27, 2018	/s/ Gary D. Fields
Gary D. Fields President and Director

Dated:	February 27, 2018	/s/ Jack E. Short
Jack E. Short Director

Dated:	February 27, 2018	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated:	February 27, 2018	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 27, 2018	/s/ Stephen O. LeClair
Stephen O. LeClair Director

Dated:	February 27, 2018	/s/ Angela E. Kouplen
Angela E. Kouplen Director

Dated:	February 27, 2018	/s/ Luke A. Bomer
Luke A. Bomer Secretary

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our reports dated February 27, 2018, with respect to the consolidated financial statements and internal control over financial reporting in the Annual Report of AAON, Inc. on Form 10-K for the year ended December 31, 2017. We consent to the incorporation by reference of said reports in the Registration Statements of AAON, Inc. on Forms S-8 (File No. 333-151915, File No. 333-207737, and File No. 333-212863).

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 27, 2018

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
disclosed in this report any change in the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:	February 27, 2018
/s/ Norman H. Asbjornson

Norman H. Asbjornson Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Scott M. Asbjornson, certify that:

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
disclosed in this report any change in the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:	February 27, 2018
/s/ Scott M. Asbjornson

Scott M. Asbjornson Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AAON, Inc. (the “Company”), on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Norman H. Asbjornson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and our results of operations.

Dated:	February 27, 2018
/s/ Norman H. Asbjornson

Norman H. Asbjornson Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AAON, Inc. (the “Company”), on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott M. Asbjornson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and our results of operations.

Dated:	February 27, 2018
/s/ Scott M. Asbjornson

Scott M. Asbjornson Chief Financial Officer