Form 10-Q
period 2018-03-31
AAON INC
filed 2018-05-03
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Yes [ ]                                  No [✓]

As of April 30, 2018, registrant had outstanding a total of 52,362,231 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2018	December 31, 2017
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$8,173	$21,457
Certificates of deposit	6,000	2,880
Investments held to maturity at amortized cost	8,942	6,077
Accounts receivable, net	54,319	50,338
Income tax receivable	7,316	1,643
Note receivable	27	28
Inventories, net	68,680	70,786
Prepaid expenses and other	1,230	518
Total current assets	154,687	153,727
Property, plant and equipment:
Land	2,233	2,233
Buildings	94,244	92,075
Machinery and equipment	190,827	184,316
Furniture and fixtures	14,407	13,714
Total property, plant and equipment	301,711	292,338
Less: Accumulated depreciation	153,783	149,963
Property, plant and equipment, net	147,928	142,375
Goodwill	3,677	—
Note receivable	653	678
Total assets	$306,945	$296,780

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	22,214	10,967
Accrued liabilities	35,078	39,098
Total current liabilities	57,292	50,065
Deferred revenue	1,445	1,512
Deferred tax liabilities	8,397	7,977
Donations	200	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,394,349 and 52,422,801 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	210	210
Additional paid-in capital	—	—
Retained earnings	239,401	237,016
Total stockholders' equity	239,611	237,226
Total liabilities and stockholders' equity	$306,945	$296,780
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share data)
Net sales	$99,082	$86,078
Cost of sales	83,692	61,092
Gross profit	15,390	24,986
Selling, general and administrative expenses	10,219	10,530
(Gain) loss on disposal of assets	(7)	(1)
Income from operations	5,178	14,457
Interest income, net	68	60
Other (expense) income, net	(6)	11
Income before taxes	5,240	14,528
Income tax provision	980	4,311
Net income	$4,260	$10,217
Earnings per share:
Basic	$0.08	$0.19
Diluted	$0.08	$0.19
Weighted average shares outstanding:
Basic	52,433,902	52,622,539
Diluted	52,910,223	53,190,057

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2017	52,422	$210	$—	$237,016	$237,226
Net income	—	—	—	4,260	4,260
Stock options exercised and restricted	105	1	1,339	—	1,340
stock awards granted
Share-based compensation	—	—	1,724	—	1,724
Stock repurchased and retired	(133)	(1)	(3,063)	(1,875)	(4,939)
Balances at March 31, 2018	52,394	$210	$—	$239,401	$239,611

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2018	2017
Operating Activities	(in thousands)
Net income	$4,260	$10,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,129	3,638
Amortization of bond premiums	5	16
Provision for losses on accounts receivable, net of adjustments	(11)	184
Provision for excess and obsolete inventories	101	60
Share-based compensation	1,724	1,645
(Gain) loss on disposition of assets	(7)	(1)
Foreign currency transaction gain	3	(5)
Interest income on note receivable	9	(7)
Deferred income taxes	420	720
Changes in assets and liabilities:
Accounts receivable	(2,897)	(1,560)
Income taxes	(5,673)	3,230
Inventories	3,447	(8,696)
Prepaid expenses and other	(712)	(313)
Accounts payable	9,833	1,736
Deferred revenue	37	78
Accrued liabilities and donations	(3,924)	(776)
Net cash provided by operating activities	10,744	10,166
Investing Activities
Capital expenditures	(8,451)	(6,071)
Cash paid in business combination	(6,000)	—
Proceeds from sale of property, plant and equipment	6	7
Investment in certificates of deposits	(4,320)	—
Maturities of certificates of deposits	1,200	2,392
Purchases of investments held to maturity	(7,495)	—
Maturities of investments	4,230	6,928
Proceeds from called investments	395	—
Principal payments from note receivable	14	13
Net cash (used in) provided by investing activities	(20,421)	3,269
Financing Activities
Stock options exercised	1,340	898
Repurchase of stock	(4,379)	(6,303)
Employee taxes paid by withholding shares	(568)	(560)
Net cash used in financing activities	(3,607)	(5,965)
Net (decrease) increase in cash and cash equivalents	(13,284)	7,470
Cash and cash equivalents, beginning of period	21,457	24,153
Cash and cash equivalents, end of period	$8,173	$31,623

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of AAON, Inc., a Nevada corporation, and our operating subsidiaries, all of which are wholly-owned, (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2017 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. All intercompany balances and transactions have been eliminated in consolidation.

We are engaged in the engineering, manufacturing, marketing and sale of air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis. The most significant estimates include, but are not limited to, the fair-value of acquisitions, inventory reserves, warranty accrual, worker's compensation accrual, medical insurance accrual, income taxes and share-based compensation. Actual results could differ materially from those estimates.

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Business Combinations

We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Pursuant to U. S. GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination. As discussed in Note 3, our acquisition is still within this measurement period, and as a result, the acquisition date fair values we have recorded for the assets acquired and liabilities assumed are subject to change.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value is based upon assumptions that market participants would use when pricing an asset or liability. We use the following fair value hierarchy, which prioritizes valuation technique inputs used to measure fair value into three broad levels:

•	Level 1: Quoted prices in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•
Level 2: Inputs (other than quoted prices included within Level 1) that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability, and (iv) inputs that are derived from observable market data by correlation or other means.

•
Level 3: Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. Items categorized in Level 3 include the estimated business combination fair values of property, plant and equipment and goodwill.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to a fair value measurement requires judgment, considering factors specific to the asset or liability.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. The estimated goodwill of $3.7 million is subject to change and such changes could be material. We expect that all of our goodwill at March 31, 2018 is deductible for income tax purposes.

Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

To perform this assessment, we first consider qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit exceeds its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit does not exceed its carrying amount, we calculate the fair value for the reporting unit and compare the amount to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered to be impaired and the goodwill balance is reduced by the difference between the fair value and carrying amount of the reporting unit.

Estimates and assumptions used to perform the impairment evaluation are inherently uncertain and can significantly affect the outcome of the analysis. The estimates and assumptions we use in the annual goodwill impairment assessment included market participant considerations and future forecasted operating results. Changes in operating results and other assumptions could materially affect these estimates.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification ("ASC").

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU will replace previous lease accounting guidance in U.S. GAAP. The ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The ASU retains a distinction between finance leases and operating leases. The ASU is effective for the Company beginning January 1, 2019, and requires a modified retrospective method of adoption. We are currently in the process of assessing the impact under this ASU on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. We will be required to perform our annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. In the event the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge for the excess will be recorded (not exceeding the recorded amount of the reporting unit’s goodwill). The ASU is effective for the Company beginning April 1, 2020, and requires a prospective method of adoption, although early adoption is permitted for annual goodwill impairment tests performed on testing dates on or after January 1, 2017. We adopted this ASU effective January 1, 2018.

2.  Revenue Recognition

On January 1, 2018, we adopted the new accounting standard FASB ASC 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”) to all contracts using the retrospective method. The impact at adoption was not material to the consolidated financial statements. The new accounting policy provides results substantially consistent with prior revenue recognition policies.

Disaggregated net sales by major source:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Rooftop Units	$74,815	$66,872
Condensing Units	4,281	4,215
Air Handlers	5,240	5,133
Outdoor Mechanical Rooms	973	1,204
Water Source Heat Pumps	4,387	1,854
Other	9,386	6,800
Net Sales	$99,082	$86,078

Disaggregated units sold by major source:

	Three Months Ended March 31,
	2018	2017
Rooftop Units	3,468	3,474
Condensing Units	411	532
Air Handlers	536	613
Outdoor Mechanical Rooms	14	24
Water Source Heat Pumps	1,614	378
Total Units	6,043	5,021

The Company recognizes revenue when it satisfies the performance obligation in its contracts. Most of the Company's products are highly customized, cannot be resold to other customers and the cost of rework to be resold is not economical. The Company has a formal cancellation policy and generally does not accept returns on these units. As a result, many of the Company's products do not have an alternative use and therefore, for these products we recognize revenue over the time it takes to produce the unit. For all other products that are part sales or standardized units, we satisfy the performance obligation when the title and risk of ownership pass to the customer, generally at time of shipment. Final sales prices are fixed based on purchase orders. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates. Sales of our products are moderately seasonal with the peak period being July - November of each year.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $11.6 million and $11.9 million for the three months ended March 31, 2018 and 2017, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3. Acquisition

On February 28, 2018, we closed on the purchase of substantially all of the assets of WattMaster Controls, Inc., (collectively, “WattMaster”). The assets acquired consisted primarily of intellectual property, receivables, inventory and fixed assets. The Company also hired substantially all of the WattMaster employees. These assets and workforce will allow us to accelerate the development of our own electronic controllers for air distribution systems.  We funded the business combination with available cash of $6.0 million.   We have included the results of WattMaster's operations in our consolidated financial statements beginning March 1, 2018.

We have not completed the accounting for the business combination.  We are in the process of completing an independent appraisal of the fair value of the assets acquired.  The estimates of fair value reflected as of February 28, 2018 are subject to change and such changes could be material.  We expect to complete this process prior to our quarter end of June 30, 2018.  We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$1,073
Inventories	1,442
Property, plant and equipment	133
Goodwill	3,677
Assumed current liabilities	(325)
Consideration paid	$6,000

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to acquire the skilled workforce of the business acquired. We expect that all of the goodwill will be deductible for federal income tax purposes.

4.  Investments

Certificates of Deposit – We held approximately $6.0 million and $2.9 million in certificates of deposit at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the certificates of deposit bear interest ranging from 1.00% to 1.60% per annum and have various maturities ranging from less than one month to approximately 4 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $8.9 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 4 months. The investments have moderate risk with S&P ratings ranging from AAA to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of March 31, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value (Level 1)
March 31, 2018:	(in thousands)
Current assets:
Investments held to maturity	$8,942	$—	$(11)	$8,931
Non current assets:
Investments held to maturity	—	—	—	—
Total	$8,942	$—	$(11)	$8,931

December 31, 2017:
Current assets:
Investments held to maturity	$6,077	$—	$(6)	$6,071
Non current assets:
Investments held to maturity	—	—	—	—
Total	$6,077	$—	$(6)	$6,071

5.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Accounts receivable	$54,427	$50,457
Less: Allowance for doubtful accounts	(108)	(119)
Total, net	$54,319	$50,338

	Three months ended
	March 31, 2018	March 31, 2017
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$119	$90
Provisions for losses on accounts receivables, net of recoveries	(11)	184
Balance, end of period	$108	$274

6.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	March 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$61,214	$57,784
Work in process	3,284	5,957
Finished goods	5,391	8,163
	69,889	71,904
Less: Allowance for excess and obsolete inventories	(1,209)	(1,118)
Total, net	$68,680	$70,786

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,118	$1,382
Provisions for excess and obsolete inventories	101	60
Inventories written off	(10)	—
Balance, end of period	$1,209	$1,442

7.  Supplemental Cash Flow Information

	Three months ended
	March 31, 2018	March 31, 2017
Supplemental disclosures:	(in thousands)
Interest paid	$5	$—
Income taxes paid	$6,232	$361

Non-cash investing and financing activities:
Non-cash capital expenditures	$733	$1,098
Dividends declared	—	—

8.  Warranties

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

Changes in the warranty accrual are as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Warranty accrual:	(in thousands)
Balance, beginning of period	$10,483	$7,936
Payments made	(1,222)	(1,342)
Provisions	1,527	1,218
Balance, end of period	$10,788	$7,812

Warranty expense:	$1,527	$1,218

9.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Warranty	$10,788	$10,483
Due to representatives	12,029	13,086
Payroll	3,258	4,456
Profit sharing	674	2,034
Worker's compensation	605	593
Medical self-insurance	716	725
Customer prepayments	1,395	2,838
Donations	742	588
Employee vacation time	2,913	2,688
Other	1,958	1,607
Total	$35,078	$39,098

10.  Revolving Credit Facility

Our revolving credit facility, which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"), provides for maximum borrowings of $30.0 million. Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at March 31, 2018 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at March 31, 2018 and December 31, 2017. The termination date of the revolving credit facility is July 27, 2018. The Company expects to renew the facility with similar terms.

As of March 31, 2018, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At March 31, 2018, our tangible net worth was $239.6 million and met the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.28 to 1, and met the requirement of not being above 2 to 1.

11.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended
	March 31, 2018	March 31, 2017
	(in thousands)
Current	$560	$3,591
Deferred	420	720
	$980	$4,311

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Federal statutory rate	21.0%	35.0%
State income taxes, net of Federal benefit	6.8	3.4
Domestic manufacturing deduction	—	(2.9)
Excess tax benefits	(8.9)	(7.1)
Other	(0.2)	1.3
Effective tax rate	18.7%	29.7%

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. Major changes under the Act include the following:

•	Reducing the corporate rate to 21 percent

•	Doubling bonus depreciation to 100 percent for five years

•	Further limitations on executive compensation deductions

•	Eliminating the domestic manufacturing deduction

As a result of these changes, the Company adjusted its deferred tax assets and liabilities in the forth quarter of 2017 using the newly enacted rates for the periods when they are expected to be realized.

The Company's estimated annual 2018 effective tax rate, excluding discrete events, is approximately 28%. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2014 to present, and to non-U.S. income tax examinations for the tax years of 2013 to present. In addition, we are subject to state and local income tax examinations for the tax years 2013 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

12. Share-Based Compensation

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

Options - The compensation cost related to unvested stock options not yet recognized as of March 31, 2018 is $19.0 million and is expected to be recognized over a weighted average period of 2.60 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2018 and 2017 using a Black Scholes Model:

	Three months ended
	March 31, 2018	March 31, 2017
Directors and Officers:
Expected dividend rate	$0.26	$0.26
Expected volatility	29.73%	30.81%
Risk-free interest rate	2.20%	1.90%
Expected life (in years)	5.0	5.0

Employees:
Expected dividend rate	$0.26	$0.26
Expected volatility	29.82%	30.86%
Risk-free interest rate	2.48%	1.91%
Expected life (in years)	5.0	5.0

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

The following is a summary of stock options vested and exercisable as of March 31, 2018:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54 - $32.80	486,601	5.19	$16.32	$11,036
$32.85 - $34.10	65,054	5.64	34.06	322
$34.15 - $39.00	9,193	8.90	34.45	42
Total	560,848	5.30	$18.67	$11,400

The following is a summary of stock options vested and exercisable as of March 31, 2017:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54 - $22.76	341,654	5.41	$11.31	$8,213
$23.57 - $32.80	18,002	7.52	24.19	201
$32.85 - $36.70	—	—	—	—
Total	359,656	5.52	$11.96	$8,414

A summary of option activity under the plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,567,109	$25.27
Granted	1,432,720	34.51
Exercised	(79,081)	16.93
Forfeited or Expired	(99,150)	33.84
Outstanding at March 31, 2018	2,821,598	$29.91
Exercisable at March 31, 2018	560,848	$18.67

The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $1.6 million and $2.3 million, respectively. The cash received from options exercised during the three months ended March 31, 2018 and 2017 was $1.3 million and $0.9 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Restricted Stock - Since 2007, as part of the LTIP and since May 2016 as part of the 2016 Plan, the Compensation Committee of the Board of Directors has authorized and issued restricted stock awards to directors and key employees. Restricted stock awards granted to directors vest one-third each year. All other restricted stock awards vest at a rate of 20% per year. The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At March 31, 2018, unrecognized compensation cost related to unvested restricted stock awards was approximately $7.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	341,800	$25.52
Granted	61,190	34.55
Vested	(47,168)	23.99
Forfeited	(29,489)	28.20
Unvested at March 31, 2018	326,333	$27.20

A summary of share-based compensation is as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Grant date fair value of awards during the period:	(in thousands)
Options	$12,527	$2,874
Restricted stock	2,114	2,600
Total	$14,641	$5,474

Share-based compensation expense:
Options	$758	$727
Restricted stock	966	918
Total	$1,724	$1,645

Income tax benefit/(deficiency) related to share-based compensation:
Options	$301	$791
Restricted stock	162	273
Total	$463	$1,064

13.  Earnings Per Share

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

	Three months ended
	March 31, 2018	March 31, 2017
	(in thousands, except share and per share data)
Numerator:
Net income	$4,260	$10,217
Denominator:
Basic weighted average shares	52,433,902	52,622,539
Effect of dilutive stock options and restricted stock	476,321	567,518
Diluted weighted average shares	52,910,223	53,190,057
Earnings per share:
Basic	$0.08	$0.19
Diluted	$0.08	$0.19
Anti-dilutive shares:
Shares	1,676,773	783,965

14. Stockholders’ Equity

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

Our repurchase activity is as follows:

	Three Months Ended March 31,						Inception to date
	2018			2017
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	6,100	$195,993	$32.13	3,843,495	$61,232,115	$15.93
401(k)	118,203	4,378,925	37.05	176,429	6,107,515	34.62	6,668,226	86,447,730	12.96
Directors and employees	15,492	559,688	36.13	16,399	559,605	34.12	1,935,002	17,845,721	9.22
Total	133,695	$4,938,613	$36.94	198,928	$6,863,113	$34.50	12,446,723	$165,525,566	$13.30

Dividends - At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13

15. Commitments and Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. We have concluded that the likelihood is remote that the ultimate resolution of any pending litigation or claims will be material or have a material adverse effect on the Company's business, financial position, results of operations and/or cash flows.

16.  Related Parties

The Company purchases some supplies from an entity controlled by the Company's CEO. The Company sometimes makes sales to the CEO for parts. Additionally, the Company sells units to an entity owned by a member of the President's immediate family. This entity is also one of the Company's Representatives and as such, the Company makes payments to the entity for third party products. All related party transactions are made on standard Company terms. The following is a summary of transactions and balance with affiliates:

	Three months ended
	March 31, 2018	March 31, 2017
	(in thousands)
Sales to affiliates	$145	$684
Payments to affiliates	10	3

	March 31, 2018	December 31, 2017
	(in thousands)
Due from affiliates	$12	$9
Due to affiliates	10	—

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $4.1 million of our total net sales for the three months just ended and $2.1 million of our sales during the same period of 2017.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2017 through the first quarter of 2018 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the three months ended March 31, 2018, the price (twelve month trailing average) for copper, galvanized steel, stainless steel and aluminum increased by approximately 12.5%, 12.5%, 4.3% and 4.2%, respectively, as compared to the three months ended March 31, 2017.

In 2015, AAON initiated the design of a new Water Source Heat Pump product line and its affiliated manufacturing facility. We have brought the product into the marketplace and are in the final stages of completing this introduction into a $500-$600 million new market.

We continued construction of our three-story 134,000 square foot laboratory building with ten testing cells contained within it. This unique laboratory will have capabilities beyond anything known to exist in the world and will elevate AAON's research and design capabilities accordingly. Completion of this lab in 2018 will therefore be quite significant.

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall units sold increased approximately 20.4% as compared to the same period last year.

•	We saw declines in our gross margin from one-time bonuses to our employees for the new tax changes, increases in headcounts and lower profitability in our start-up water source heat pump business.

•	We invested $8.5 million in capital expenditures in connection with the construction of our new research and development lab, water source heat pump line and other internal projects.

Backlog

The following table shows our historical backlog levels:

3/31/2018	12/31/2017	3/31/2017
(in thousands)
$74,068	$81,226	$68,899

Results of Operations

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Units Sold

	Three Months Ended March 31,
	2018	2017

Rooftop Units	3,468	3,474
Condensing Units	411	532
Air Handlers	536	613
Outdoor Mechanical Rooms	14	24
Water Source Heat Pumps	1,614	378
Total Units	6,043	5,021

Net Sales

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(in thousands, except unit data)
Net sales	$99,082	$86,078	$13,004	15.1%
Total units	6,043	5,021	1,022	20.4%

Net sales for the quarter are up mainly due to the increase in our water source heat pumps line which has a lower profit margin causing the percentage of net sales to not increase as proportionate to the percentage increase in total units.

Cost of Sales

	Three Months Ended March 31,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Cost of sales	$83,692	$61,092	84.5%	71.0%
Gross profit	15,390	24,986	15.5%	29.0%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. In January 2018, the Company paid all employees a one-time bonus of $1,000 per employee as a result of the Tax Cuts and Jobs Act (the "Act") which lowered the federal corporate tax rate from 35% to 21%. This bonus increased cost of sales by $1.9 million, excluding taxes and benefits. Additionally, the Company typically has seasonality in its sales and workforce with the fourth and first quarter being lower in production. The Company maintained a higher level of workforce through the end of 2017 and beginning of 2018 in anticipation of our growing business. The Company's water source heat pump business also has a lower profit margin and given it is still in early stages of production, this part of the business is not yet as profitable as our other products.

Twelve-month average raw material cost per pound as of March 31,:

	2018	2017	% Change

Copper	$3.77	$3.35	12.5%
Galvanized Steel	$0.45	$0.40	12.5%
Stainless Steel	$1.22	$1.17	4.3%
Aluminum	$1.74	$1.67	4.2%

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Warranty	$1,524	$1,218	1.5%	1.4%
Profit Sharing	622	1,656	0.6%	1.9%
Salaries & Benefits	3,276	3,001	3.3%	3.5%
Stock Compensation	997	1,078	1.0%	1.3%
Advertising	222	966	0.2%	1.1%
Depreciation	218	158	0.2%	0.2%
Insurance	358	244	0.4%	0.3%
Professional Fees	782	577	0.8%	0.7%
Donations	498	214	0.5%	0.2%
Bad Debt Expense	(11)	184	—%	0.2%
Other	1,733	1,234	1.7%	1.4%
Total SG&A	$10,219	$10,530	10.3%	12.2%

The overall decrease in SG&A was primarily due to the decrease in advertising expense and profit sharing.

Income Taxes

	Three Months Ended March 31,		Effective Tax Rate
	2018	2017	2018	2017
	(in thousands)
Income tax provision	$980	$4,311	18.7%	29.7%

The Company’s estimated annual 2018 effective tax rate, excluding discrete events, is expected to be approximately 28%. The decrease in our effective rate was due to the Act that was enacted on December 22, 2017 lowering the federal corporate tax rate to 21%.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and investments decreased $7.3 million from December 31, 2017 to March 31, 2018 and totaled $23.1 million at March 31, 2018.

Under the line of credit, there was one standby letter of credit of $0.8 million as of March 31, 2018. At March 31, 2018, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at March 31, 2018 and December 31, 2017. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The termination date of the revolving credit facility is July 27, 2018. The Company expects to renew the facility with similar terms.

At March 31, 2018, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At March 31, 2018, our tangible net worth was $239.6 million, which meets the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.28 to 1.0 which meets the requirement of not being above 2 to 1.

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

Repurchase Activity

	Three Months Ended March 31,						Inception to date
	2018			2017
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	6,100	$195,993	$32.13	3,843,495	$61,232,115	$15.93
401(k)	118,203	4,378,925	37.05	176,429	6,107,515	34.62	6,668,226	86,447,730	12.96
Directors and employees	15,492	559,688	36.13	16,399	559,605	34.12	1,935,002	17,845,721	9.22
Total	133,695	$4,938,613	$36.94	198,928	$6,863,113	$34.50	12,446,723	$165,525,566	$13.30

Dividends - At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2018 and 2017. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Three months ended March 31,
	2018	2017
	(in thousands)
Operating Activities
Net Income	$4,260	$10,217
Income statement adjustments, net	6,373	6,250
Changes in assets and liabilities:
Accounts receivable	(2,897)	(1,560)
Income taxes	(5,673)	3,230
Inventories	3,447	(8,696)
Prepaid expenses and other	(712)	(313)
Accounts payable	9,833	1,736
Deferred revenue	37	78
Accrued liabilities & donations	(3,924)	(776)
Net cash provided by operating activities	10,744	10,166
Investing Activities
Capital expenditures	(8,451)	(6,071)
Cash paid in business combination	(6,000)	—
Purchases of investments	(11,815)	—
Maturities of investments and proceeds from called investments	5,825	9,320
Other	20	20
Net cash (used in) provided by investing activities	(20,421)	3,269
Financing Activities
Stock options exercised	1,340	898
Repurchase of stock	(4,379)	(6,303)
Employee taxes paid by withholding shares	(568)	(560)
Net cash used in financing activities	$(3,607)	$(5,965)

Cash Flows Provided by Operating Activities

Cash inflows for inventory purchases has increased related to increased volume of unit sales, as well as for new production on our Water Source Heat Pump line. Cash outflows from receivables has also increased as we've seen activity in our prepayment program decrease slightly and sales slightly increase too.

Cash Flows Provided by Investing Activities

Our capital expenditures continue to increase with new equipment for our various product lines and construction on our research and development lab. We also closed on our acquisition of substantially all of the assets of WattMaster Controls, Inc. in February 2018. The capital expenditure program for 2018 is estimated to be approximately $53.2 million.

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

Contractual Obligations

We had no material contractual purchase agreements as of March 31, 2018.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2018.

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

We acquired substantially all of the assets and certain related operations of WattMaster Controls, Inc. ("WattMaster") on February 28, 2018, as described in Note 3 to our consolidated financial statements included in this Quarterly Report on Form 10 - Q.   At

this time, we continue to evaluate the business and internal controls and processes associated with WattMaster and are making various changes to its operating and organizational structure based on our business plan.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2017 Annual Report.

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

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through March 31, 2018, we repurchased approximately 6.7 million shares for an aggregate price of $86.4 million, or an average price of $12.96 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. From inception through March 31, 2018, we repurchased approximately 1.9 million shares for an aggregate price of $17.8 million, or an average price of $9.22 per share. We purchased the shares at current market prices.

Repurchases during the first quarter of 2018 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2018	42,610	$38.75	42,610	—
February 2018	24,190	35.36	24,190	—
March 2018	66,895	36.36	66,895	—
Total	133,695	$36.94	133,695	—

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

AAON, INC.

Dated: 5/3/2018	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson President/CEO

Dated: 5/3/2018	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer