Form 10-Q
period 2018-06-30
AAON INC
filed 2018-08-02
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Yes [ ]                                  No [✓]

As of July 31, 2018, registrant had outstanding a total of 52,264,765 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2018	December 31, 2017
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$15,854	$21,457
Certificates of deposit	5,520	2,880
Investments held to maturity at amortized cost	2,955	6,077
Accounts receivable, net	53,418	50,338
Income tax receivable	4,971	1,643
Note receivable	27	28
Inventories, net	70,467	70,786
Prepaid expenses and other	1,453	518
Total current assets	154,665	153,727
Property, plant and equipment:
Land	2,794	2,233
Buildings	96,043	92,075
Machinery and equipment	205,464	184,316
Furniture and fixtures	14,747	13,714
Total property, plant and equipment	319,048	292,338
Less: Accumulated depreciation	157,927	149,963
Property, plant and equipment, net	161,121	142,375
Intangible assets, net	622	—
Goodwill	3,229	—
Note receivable	634	678
Total assets	$320,271	$296,780

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	25,127	10,967
Dividends payable	8,400	—
Accrued liabilities	38,146	39,098
Total current liabilities	71,673	50,065
Deferred revenue	1,546	1,512
Deferred tax liabilities	8,415	7,977
Donations	200	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,290,064 and 52,422,801 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	209	210
Additional paid-in capital	—	—
Retained earnings	238,228	237,016
Total stockholders' equity	238,437	237,226
Total liabilities and stockholders' equity	$320,271	$296,780
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Net sales	$109,588	$101,326	$208,670	$187,404
Cost of sales	82,003	69,648	165,695	130,740
Gross profit	27,585	31,678	42,975	56,664
Selling, general and administrative expenses	13,086	11,971	23,305	22,501
(Gain) loss on disposal of assets	(4)	48	(11)	47
Income from operations	14,503	19,659	19,681	34,116
Interest income, net	67	71	135	131
Other (expense) income, net	12	34	6	45
Income before taxes	14,582	19,764	19,822	34,292
Income tax provision	2,891	5,970	3,871	10,281
Net income	$11,691	$13,794	$15,951	$24,011
Earnings per share:
Basic	$0.22	$0.26	$0.30	$0.46
Diluted	$0.22	$0.26	$0.30	$0.45
Cash dividends declared per common share:	$0.16	$0.13	$0.16	$0.13
Weighted average shares outstanding:
Basic	52,383,842	52,615,366	52,348,912	52,624,782
Diluted	52,717,787	53,151,134	52,754,045	53,176,425

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2017	52,422	$210	$—	$237,016	$237,226
Net income	—	—	—	15,951	15,951
Stock options exercised and restricted	226	1	2,298	—	2,299
stock awards granted
Share-based compensation	—	—	3,699	—	3,699
Stock repurchased and retired	(358)	(2)	(5,997)	(6,348)	(12,347)
Dividends	—	—	—	(8,391)	(8,391)
Balances at June 30, 2018	52,290	$209	$—	$238,228	$238,437

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2018	2017
Operating Activities	(in thousands)
Net income	$15,951	$24,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,438	7,281
Amortization of bond premiums	8	29
Provision for losses on accounts receivable, net of adjustments	89	141
Provision for excess and obsolete inventories	299	260
Share-based compensation	3,699	3,529
(Gain) loss on disposition of assets	(11)	47
Foreign currency transaction gain	15	(24)
Interest income on note receivable	14	(13)
Deferred income taxes	438	364
Changes in assets and liabilities:
Accounts receivable	(2,087)	(254)
Income taxes	(3,328)	5,430
Inventories	1,400	(15,983)
Prepaid expenses and other	(935)	(272)
Accounts payable	12,974	6,801
Deferred revenue	(931)	118
Accrued liabilities and donations	213	2,295
Net cash provided by operating activities	36,246	33,760
Investing Activities
Capital expenditures	(25,925)	(16,847)
Cash paid in business combination	(6,377)	—
Proceeds from sale of property, plant and equipment	11	7
Investment in certificates of deposits	(7,200)	(5,280)
Maturities of certificates of deposits	4,560	5,272
Purchases of investments held to maturity	(9,001)	(13,241)
Maturities of investments	11,620	14,063
Proceeds from called investments	495	500
Principal payments from note receivable	16	26
Net cash used in investing activities	(31,801)	(15,500)
Financing Activities
Stock options exercised	2,299	1,573
Repurchase of stock	(11,539)	(9,368)
Employee taxes paid by withholding shares	(808)	(1,066)
Net cash used in financing activities	(10,048)	(8,861)
Net (decrease) increase in cash and cash equivalents	(5,603)	9,399
Cash and cash equivalents, beginning of period	21,457	24,153
Cash and cash equivalents, end of period	$15,854	$33,552

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

Business Combinations

We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Pursuant to U. S. GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination. As discussed in Note 3, we have finalized the acquisition date fair values as of June 30, 2018.

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

•
Level 3: Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. Items categorized in Level 3 include the estimated business combination fair values of property, plant and equipment, intangible assets and goodwill.

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

Intangible Assets

Our intangible assets include various trademarks, service marks and technical knowledge acquired in our February 2018 business combination (see Note 3). We amortize our intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. We expect that all of our goodwill at June 30, 2018 is deductible for income tax purposes.

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

2.  Revenue Recognition

On January 1, 2018, we adopted the new accounting standard FASB ASC 606, Revenue from Contracts with Customers, and all the related amendments to all contracts using the retrospective method. The impact at adoption was not material to the consolidated financial statements. The new accounting policy provides results substantially consistent with prior revenue recognition policies.

Disaggregated net sales by major source:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Rooftop Units	$83,665	$80,792	$158,480	$147,664
Condensing Units	4,855	5,217	9,136	9,432
Air Handlers	6,553	6,256	11,793	11,389
Outdoor Mechanical Rooms	894	538	1,867	1,742
Water Source Heat Pumps	2,741	1,845	7,128	3,699
Other	10,880	6,678	20,266	13,478
Net Sales	$109,588	$101,326	$208,670	$187,404

Disaggregated units sold by major source:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Rooftop Units	4,175	4,173	7,643	7,647
Condensing Units	625	687	1,036	1,219
Air Handlers	818	710	1,354	1,323
Outdoor Mechanical Rooms	13	15	27	39
Water Source Heat Pumps	1,004	518	2,618	896
Total Units	6,635	6,103	12,678	11,124

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $13.3 million and $12.6 million for the three months ended June 30, 2018 and 2017, respectively. The amount of payments to our Representatives were $24.9 million and $24.5 million for the six months ended June 30, 2018 and 2017, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from 6 months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3. Acquisition

On February 28, 2018, we closed on the purchase of substantially all of the assets of WattMaster Controls, Inc., (collectively, “WattMaster”). The assets acquired consisted primarily of intellectual property, receivables, inventory and fixed assets. The Company also hired substantially all of the WattMaster employees. These assets and workforce will allow us to accelerate the development of our own electronic controllers for air distribution systems.  We funded the business combination with available cash of $6.0 million. We paid the final working capital settlement of $0.4 million with available cash in May 2018. We have included the results of WattMaster's operations in our consolidated financial statements beginning March 1, 2018.

The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values, in the acquisition of WattMaster described above:

	Estimated Allocation as of March 31, 2018	Revision	Final Allocation
	(in thousands)
Accounts receivable	$1,073	$9	$1,082
Inventories	1,442	(62)	1,380
Property, plant and equipment	133	207	340
Intellectual property	—	700	700
Goodwill	3,677	(448)	3,229
Assumed current liabilities	(325)	(29)	(354)
Consideration paid	$6,000	$377	$6,377

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to acquire the skilled workforce of the business acquired. We expect that all of the goodwill will be deductible for federal income tax purposes.

4.  Investments

Certificates of Deposit – We held approximately $5.5 million and $2.9 million in certificates of deposit at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the certificates of deposit bear interest ranging from 1.50% to 1.95% per annum and have various maturities ranging from less than one month to approximately 5 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $3.0 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 5 months. The investments have moderate risk with S&P ratings ranging from AAA to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of June 30, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value (Level 1)
June 30, 2018:	(in thousands)
Current assets:
Investments held to maturity	$2,955	$—	$(3)	$2,952
Non current assets:
Investments held to maturity	—	—	—	—
Total	$2,955	$—	$(3)	$2,952

December 31, 2017:
Current assets:
Investments held to maturity	$6,077	$—	$(6)	$6,071
Non current assets:
Investments held to maturity	—	—	—	—
Total	$6,077	$—	$(6)	$6,071

5.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Accounts receivable	$53,626	$50,457
Less: Allowance for doubtful accounts	(208)	(119)
Total, net	$53,418	$50,338

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$108	$274	$119	$90
Provisions for losses on accounts receivables, net of recoveries	109	(43)	98	141
Accounts receivable written off	(9)	(150)	(9)	(150)
Balance, end of period	$208	$81	$208	$81

6.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	June 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$62,272	$57,784
Work in process	3,414	5,957
Finished goods	6,188	8,163
	71,874	71,904
Less: Allowance for excess and obsolete inventories	(1,407)	(1,118)
Total, net	$70,467	$70,786

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,209	$1,442	$1,118	$1,382
Provisions for excess and obsolete inventories	217	200	318	260
Inventories written off	(19)	—	(29)	—
Balance, end of period	$1,407	$1,642	$1,407	$1,642

7.  Intangible Assets

Our intangible assets consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Intellectual property	$700	$—
Less: Accumulated amortization	(78)	—
Total, net	$622	$—

Amortization expense recorded in cost of sales is as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)
Amortization Expense	$78	$—	$78	$—

8.  Supplemental Cash Flow Information

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$5	$—
Income taxes paid	$451	$4,127	$6,683	$4,488

Non-cash investing and financing activities:
Non-cash capital expenditures	$(1,604)	$(874)	$(871)	$224
Dividends declared	8,400	6,849	8,400	6,849

9.  Warranties

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

Changes in the warranty accrual are as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Warranty accrual:	(in thousands)
Balance, beginning of period	$10,788	$7,812	$10,483	$7,936
Payments made	(2,504)	(2,312)	(3,723)	(3,654)
Provisions	3,174	3,102	4,698	4,320
Balance, end of period	$11,458	$8,602	$11,458	$8,602

Warranty expense:	$3,174	$3,102	$4,698	$4,320

10.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Warranty	$11,458	$10,483
Due to representatives	10,494	13,086
Payroll	3,943	4,456
Profit sharing	1,607	2,034
Worker's compensation	619	593
Medical self-insurance	980	725
Customer prepayments	2,907	2,838
Donations	846	588
Employee vacation time	3,008	2,688
Other	2,284	1,607
Total	$38,146	$39,098

11.  Revolving Credit Facility

Our revolving credit facility, which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"), provides for maximum borrowings of $30.0 million. Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at June 30, 2018 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.5%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at June 30, 2018 and December 31, 2017. The termination date of the revolving credit facility is July 27, 2018.

As of June 30, 2018, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At June 30, 2018, our tangible net worth was $238.4 million and met the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.34 to 1, and met the requirement of not being above 2 to 1.

On July 26, 2018, the Company amended the revolving credit facility with Bank of Oklahoma, extending the termination date to July 26, 2021. In addition, interest on borrowings was amended to LIBOR plus 2.0% (previously 2.5%) and our tangible net worth financial covenant requirement was amended to at or above $175.0 million (previously $125.0 million).

12.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)
Current	$2,873	$6,326	$3,433	$9,917
Deferred	18	(356)	438	364
	$2,891	$5,970	$3,871	$10,281

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Federal statutory rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of Federal benefit	6.8	4.5	6.8	4.0
Domestic manufacturing deduction	—	(3.1)	—	(3.0)
Excess tax benefits	(2.4)	(4.8)	(4.1)	(5.8)
Indian Depreciation	(4.4)	—	(3.2)	—
Other	(1.2)	(1.4)	(1.0)	(0.2)
Effective tax rate	19.8%	30.2%	19.5%	30.0%

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. Major changes under the Act include the following:

•	Reducing the corporate rate to 21 percent

•	Doubling bonus depreciation to 100 percent for five years

•	Further limitations on executive compensation deductions

•	Eliminating the domestic manufacturing deduction

As a result of these changes, the Company adjusted its deferred tax assets and liabilities in the forth quarter of 2017 using the newly enacted rates for the periods when they are expected to be realized.

In February 2018, the Bipartisan Budget Act of 2018 extended accelerated depreciation for business property on an Indian reservation. As a result, the Company has approximately $5.0 million in additional depreciation it can take as a tax deduction in 2017. Because the Company had remeasured its deferred tax liability related to property, plant and equipment to the new lower tax rate at December 31, 2017 and because this additional depreciation became a current tax expense with the passing of this bill in 2018, the Company received a benefit of approximately $0.6 million as the deduction will be taken in 2017 at the higher federal tax rate of 35.0%.

The Company's estimated annual 2018 effective tax rate, excluding discrete events, is approximately 27%. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2014 to present, and to non-U.S. income tax examinations for the tax years of 2013 to present. In addition, we are subject to state and local income tax examinations for the tax years 2013 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

13. Share-Based Compensation

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

On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan ("2016 Plan") which provides for approximately 6.4 million shares, comprised of 3.4 million new shares provided for under the 2016 Plan, approximately 0.4 million shares that were available for issuance under the previous LTIP that are now authorized for issuance under the 2016 Plan, and an additional 2.6 million shares that were approved by the stockholders on May 15, 2018. Under the 2016 Plan, shares can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalent rights, and other awards. Under the 2016 Plan, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant. The 2016 Plan will be administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as is designated by the Board of Directors (the “Committee”). Membership on the Committee shall be limited to independent directors. The Committee may delegate certain duties to one or more officers of the Company as provided in the 2016 Plan. The Committee will determine the persons to whom awards are to be made, determine the type, size and terms of awards, interpret the 2016 Plan, establish and revise rules and regulations relating to the 2016 Plan and make any other determinations that it believes necessary for the administration of the 2016 Plan.

Options - The compensation cost related to unvested stock options not yet recognized as of June 30, 2018 is $17.3 million and is expected to be recognized over a weighted average period of 2.50 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2018 and 2017 using a Black Scholes Model:

	Six months ended
	June 30, 2018	June 30, 2017
Directors and Officers:
Expected dividend rate	$0.26	$0.26
Expected volatility	29.73%	30.81%
Risk-free interest rate	2.20%	1.90%
Expected life (in years)	5.0	5.0

Employees:
Expected dividend rate	$0.26	$0.26
Expected volatility	29.82%	30.75%
Risk-free interest rate	2.48%	1.89%
Expected life (in years)	5.0	5.0

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

The following is a summary of stock options vested and exercisable as of June 30, 2018:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54 - $32.80	425,351	5.59	$17.47	$6,711
$32.85 - $34.10	67,654	5.18	34.02	1
$34.15 - $39.00	21,607	8.73	35.10	—
Total	514,612	5.67	$20.39	$6,712

The following is a summary of stock options vested and exercisable as of June 30, 2017:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54 - $22.76	378,504	4.85	$10.98	$9,792
$23.57 - $32.80	33,985	7.95	25.34	391
$32.85 - $36.30	—	—	—	—
Total	412,489	5.10	$12.16	$10,183

A summary of option activity under the plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,567,109	$25.27
Granted	1,439,020	34.51
Exercised	(159,143)	14.43
Forfeited or Expired	(164,424)	33.19
Outstanding at June 30, 2018	2,682,562	$30.40
Exercisable at June 30, 2018	514,612	$20.39

The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $3.2 million and $4.0 million, respectively. The cash received from options exercised during the six months ended June 30, 2018 and 2017 was $2.3 million and $1.6 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At June 30, 2018, unrecognized compensation cost related to unvested restricted stock awards was approximately $7.6 million, which is expected to be recognized over a weighted average period of 2.0 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	341,800	$25.52
Granted	104,175	32.27
Vested	(97,961)	25.04
Forfeited	(31,834)	28.06
Unvested at June 30, 2018	316,180	$27.64

A summary of share-based compensation is as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Grant date fair value of awards during the period:	(in thousands)
Options	$53	$633	$12,580	$3,507
Restricted stock	1,247	1,582	3,361	4,182
Total	$1,300	$2,215	$15,941	$7,689

Share-based compensation expense:
Options	$1,368	$703	$2,126	$1,430
Restricted stock	607	1,181	1,573	2,099
Total	$1,975	$1,884	$3,699	$3,529

Income tax benefit/(deficiency) related to share-based compensation:
Options	$300	$494	$601	$1,285
Restricted stock	57	432	219	705
Total	$357	$926	$820	$1,990

14.  Earnings Per Share

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

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands, except share and per share data)
Numerator:
Net income	$11,691	$13,794	$15,951	$24,011
Denominator:
Basic weighted average shares	52,383,842	52,615,366	52,348,912	52,624,782
Effect of dilutive stock options and restricted stock	333,945	535,768	405,133	551,643
Diluted weighted average shares	52,717,787	53,151,134	52,754,045	53,176,425
Earnings per share:
Basic	$0.22	$0.26	$0.30	$0.46
Diluted	$0.22	$0.26	$0.30	$0.45
Anti-dilutive shares:
Shares	2,161,244	760,438	1,919,008	772,202

15. Stockholders’ Equity

Stock Repurchase - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement expired on April 15, 2017. In May 2018, the Board authorized up to $15.0 million in open market repurchases and on May 18, 2018, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement expires on March 1, 2019. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Al1 other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	Six months ended June 30,						Inception to date
	2018			2017
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	104,155	$3,427,879	$32.91	8,676	$283,654	$32.69	3,947,650	$64,659,994	$16.38
401(k)	231,387	8,108,190	35.04	258,051	9,083,606	35.20	6,781,410	90,176,995	13.30
Directors and employees	23,140	810,505	35.03	30,158	1,066,450	35.36	1,942,650	18,088,538	9.31
Total	358,682	$12,346,574	$34.42	296,885	$10,433,710	$35.14	12,671,710	$172,925,527	$13.65

Dividends - At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13
May 18, 2018	June 8, 2018	July 6, 2018	$0.16

16. Commitments and Contingencies

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

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)
Sales to affiliates	$447	$466	$592	$1,150
Payments to affiliates	101	305	111	308

	June 30, 2018	December 31, 2017
	(in thousands)
Due from affiliates	$138	$9
Due to affiliates	12	—

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $6.3 million of our total net sales for the six months just ended and $5.5 million of our sales during the same period of 2017.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2017 through the second quarter of 2018 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market has become volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the six months ended June 30, 2018, the price (twelve month trailing average) for copper, galvanized steel, stainless steel and aluminum increased by approximately 13.4%, 14.6%, 6.8% and 6.5%, respectively, as compared to the six months ended June 30, 2017.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall units sold increased approximately 14.0% as compared to the same period last year.

•	We saw significant improvement in our gross margin during the second quarter.

•	We invested $25.9 million in capital expenditures in connection with the construction of our new research and development lab, water source heat pump line and other internal projects.

•	Our order intake increased resulting in a record high backlog.

•	Completed the strategic acquisition of Wattmaster Controls, Inc.

Backlog

The following table shows our historical backlog levels:

6/30/2018	12/31/2017	6/30/2017
(in thousands)
$156,565	$81,226	$83,528

Results of Operations

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Units Sold

	Three Months Ended June 30,
	2018	2017

Rooftop Units	4,175	4,173
Condensing Units	625	687
Air Handlers	818	710
Outdoor Mechanical Rooms	13	15
Water Source Heat Pumps	1,004	518
Total Units	6,635	6,103

Net Sales

	Three Months Ended June 30,
	2018	2017	Change	% Change
	(in thousands, except unit data)
Net sales	$109,588	$101,326	$8,262	8.2%
Total units	6,635	6,103	532	8.7%

Net sales for the quarter are up mainly due to the increase in our water source heat pumps line which has a lower profit margin causing the percentage of net sales to not increase as proportionate to the percentage increase in total units.

Cost of Sales

	Three Months Ended June 30,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Cost of sales	$82,003	$69,648	74.8%	68.7%
Gross profit	27,585	31,678	25.2%	31.3%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The Company is closely monitoring its staffing levels to improve its production efficiency. Over time, freight costs have also increased due to the price of fuel and shortage of drivers. The Company is actively negotiating freight rates to help control those costs. Additionally, as the Company's Research and Development lab approaches completion, the Company is incurring costs getting the lab running which are not necessarily offset by increases in production.

Twelve-month average raw material cost per pound as of June 30,:

	2018	2017	% Change

Copper	$3.82	$3.37	13.4%
Galvanized Steel	$0.47	$0.41	14.6%
Stainless Steel	$1.26	$1.18	6.8%
Aluminum	$1.79	$1.68	6.5%

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Warranty	$3,174	$3,102	2.9%	3.1%
Profit Sharing	1,607	2,154	1.5%	2.1%
Salaries & Benefits	3,166	2,427	2.9%	2.4%
Stock Compensation	1,071	1,367	1.0%	1.3%
Advertising	212	171	0.2%	0.2%
Depreciation	216	154	0.2%	0.2%
Insurance	247	205	0.2%	0.2%
Professional Fees	591	262	0.5%	0.3%
Donations	205	189	0.2%	0.2%
Bad Debt Expense	110	(43)	0.1%	—%
Other	2,487	1,983	2.3%	2.0%
Total SG&A	$13,086	$11,971	11.9%	11.8%

Income Taxes

	Three Months Ended June 30,		Effective Tax Rate
	2018	2017	2018	2017
	(in thousands)
Income tax provision	$2,891	$5,970	19.8%	30.2%

The Company’s estimated annual 2018 effective tax rate, excluding discrete events, is expected to be approximately 27%. The decrease in our effective rate was due to the Act that was enacted on December 22, 2017 lowering the federal corporate tax rate to 21%.

Results of Operations

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Units Sold

	Six Months Ended June 30,
	2018	2017

Rooftop Units	7,643	7,647
Condensing Units	1,036	1,219
Air Handlers	1,354	1,323
Outdoor Mechanical Rooms	27	39
Water Source Heat Pumps	2,618	896
Total Units	12,678	11,124

Net Sales

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(in thousands, except unit data)
Net sales	$208,670	$187,404	$21,266	11.3%
Total units	12,678	11,124	1,554	14.0%

Net sales for the quarter are up mainly due to the increase in our water source heat pumps line which has a lower profit margin causing the percentage of net sales to not increase as proportionate to the percentage increase in total units.

Cost of Sales

	Six Months Ended June 30,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Cost of sales	$165,695	$130,740	79.4%	69.8%
Gross profit	42,975	56,664	20.6%	30.2%

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

Twelve-month average raw material cost per pound as of June 30,:

	2018	2017	% Change

Copper	$3.82	$3.37	13.4%
Galvanized Steel	$0.47	$0.41	14.6%
Stainless Steel	$1.26	$1.18	6.8%
Aluminum	$1.79	$1.68	6.5%

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Warranty	$4,698	$4,320	2.3%	2.3%
Profit Sharing	2,229	3,810	1.1%	2.0%
Salaries & Benefits	6,442	5,428	3.1%	2.9%
Stock Compensation	2,068	2,445	1.0%	1.3%
Advertising	434	1,137	0.2%	0.6%
Depreciation	434	312	0.2%	0.2%
Insurance	605	449	0.3%	0.2%
Professional Fees	1,373	839	0.7%	0.4%
Donations	703	403	0.3%	0.2%
Bad Debt Expense	99	141	—%	0.1%
Other	4,220	3,217	2.0%	1.7%
Total SG&A	$23,305	$22,501	11.2%	12.0%

The overall decrease as a percentage of sales in SG&A was primarily due to the decrease in advertising expense and profit sharing.

Income Taxes

	Six Months Ended June 30,		Effective Tax Rate
	2018	2017	2018	2017
	(in thousands)
Income tax provision	$3,871	$10,281	19.5%	30.0%

The Company’s estimated annual 2018 effective tax rate, excluding discrete events, is expected to be approximately 27%. The decrease in our effective rate was due to the Act that was enacted on December 22, 2017 lowering the federal corporate tax rate to 21%.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and investments decreased $6.1 million from December 31, 2017 to June 30, 2018 and totaled $24.3 million at June 30, 2018.

Under the line of credit, there was one standby letter of credit of $0.8 million as of June 30, 2018. At June 30, 2018, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at June 30, 2018 and December 31, 2017. Interest on borrowings is payable monthly at LIBOR plus 2.5%. The termination date of the revolving credit facility is July 27, 2018.

At June 30, 2018, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At June 30, 2018, our tangible net worth was $238.4 million, which meets the requirement of being at or above $125.0 million. Our total liabilities to tangible net worth ratio was 0.34 to 1.0 which meets the requirement of not being above 2 to 1.

On July 26, 2018, the Company amended the revolving credit facility with Bank of Oklahoma, extending the termination date to July 26, 2021. In addition, interest on borrowings was amended to LIBOR plus 2.0% (previously 2.5%) and our tangible net worth financial covenant requirement was amended to at or above $175.0 million (previously $125.0 million).

Authorizations - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement expired on April 15, 2017. In May 2018, the Board authorized up to $15.0 million in open market repurchases and on May 18, 2018, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement expires on March 1, 2019. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. Any other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Repurchase Activity

	Six Months Ended June 30,						Inception to date
	2018			2017
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	104,155	$3,427,879	$32.91	8,676	$283,654	$32.69	3,947,650	$64,659,994	$16.38
401(k)	231,387	8,108,190	35.04	258,051	9,083,606	35.20	6,781,410	90,176,995	13.30
Directors and employees	23,140	810,505	35.03	30,158	1,066,450	35.36	1,942,650	18,088,538	9.31
Total	358,682	$12,346,574	$34.42	296,885	$10,433,710	$35.14	12,671,710	$172,925,527	$13.65

Dividends - At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13
May 18, 2018	June 8, 2018	July 6, 2018	$0.16

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2018 and 2017. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating Activities
Net Income	$15,951	$24,011
Income statement adjustments, net	12,989	11,614
Changes in assets and liabilities:
Accounts receivable	(2,087)	(254)
Income taxes	(3,328)	5,430
Inventories	1,400	(15,983)
Prepaid expenses and other	(935)	(272)
Accounts payable	12,974	6,801
Deferred revenue	(931)	118
Accrued liabilities & donations	213	2,295
Net cash provided by operating activities	36,246	33,760
Investing Activities
Capital expenditures	(25,925)	(16,847)
Cash paid in business combination	(6,377)	—
Purchases of investments	(16,201)	(18,521)
Maturities of investments and proceeds from called investments	16,675	19,835
Other	27	33
Net cash used in investing activities	(31,801)	(15,500)
Financing Activities
Stock options exercised	2,299	1,573
Repurchase of stock	(11,539)	(9,368)
Employee taxes paid by withholding shares	(808)	(1,066)
Net cash used in financing activities	$(10,048)	$(8,861)

Cash Flows Provided by Operating Activities

Cash inflows from accounts payable increased as the Company slowed the payment of payables to manage the payment of various capital expenditures and expected dividends.

Cash Flows Used in Investing Activities

Our capital expenditures continue to increase with new equipment for our various product lines and construction of our research and development lab. We also closed on our acquisition of substantially all of the assets of WattMaster Controls, Inc. in February 2018. The capital expenditure program for 2018 is estimated to be approximately $53.2 million.

Cash Flows Used in Financing Activities

Stock repurchases increased with the start of the Company's new open buyback program.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase agreements as of June 30, 2018.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2018.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting open market repurchases of up to approximately 5% (2.9 million shares) of the Company's outstanding stock. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. In October 2015, the Board authorized $25.0 million for use under the Company's stock buyback program. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement expired on April 15, 2017. In May 2018, the Board authorized up to $15.0 million in open market repurchases and on May 18, 2018, executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement expires on March 1, 2019. We have repurchased a total of approximately 3.9 million shares under these programs for an aggregate price of $64.7 million, or an average price of $16.38 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through June 30, 2018, we repurchased approximately 6.8 million shares for an aggregate price of $90.2 million, or an average price of $13.30 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. From inception through June 30, 2018, we repurchased approximately 1.9 million shares for an aggregate price of $18.1 million, or an average price of $9.31 per share. We purchased the shares at current market prices.

Repurchases during the second quarter of 2018 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2018	35,938	$35.48	35,938	—
May 2018	41,882	30.32	41,882	—
June 2018	147,167	32.99	147,167	—
Total	224,987	$32.89	224,987	—

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

AAON, INC.

Dated: 8/2/2018	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson Chief Executive Officer

Dated: 8/2/2018	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer