Form 10-Q
period 2018-09-30
AAON INC
filed 2018-11-01
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Yes [ ]                                  No [✓]

As of October 30, 2018, registrant had outstanding a total of 52,094,537 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2018	December 31, 2017
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$7,265	$21,457
Certificates of deposit	2,160	2,880
Investments held to maturity at amortized cost	1,252	6,077
Accounts receivable, net	51,207	50,338
Income tax receivable	2,292	1,643
Note receivable	28	28
Inventories, net	79,182	70,786
Prepaid expenses and other	1,310	518
Total current assets	144,696	153,727
Property, plant and equipment:
Land	3,029	2,233
Buildings	97,944	92,075
Machinery and equipment	210,182	184,316
Furniture and fixtures	16,035	13,714
Total property, plant and equipment	327,190	292,338
Less: Accumulated depreciation	162,294	149,963
Property, plant and equipment, net	164,896	142,375
Intangible assets, net	564	—
Goodwill	3,229	—
Note receivable	639	678
Total assets	$314,024	$296,780

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	16,224	10,967
Accrued liabilities	37,492	39,098
Total current liabilities	53,716	50,065
Deferred revenue	1,638	1,512
Deferred tax liabilities	8,841	7,977
Donations	200	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,209,643 and 52,422,801 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	209	210
Additional paid-in capital	—	—
Retained earnings	249,420	237,016
Total stockholders' equity	249,629	237,226
Total liabilities and stockholders' equity	$314,024	$296,780
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Net sales	$112,937	$113,668	$321,607	$301,072
Cost of sales	80,174	78,010	245,869	208,750
Gross profit	32,763	35,658	75,738	92,322
Selling, general and administrative expenses	13,190	13,034	36,495	35,535
(Gain) loss on disposal of assets	2	(1)	(9)	46
Income from operations	19,571	22,625	39,252	56,741
Interest income, net	36	84	171	215
Other (expense) income, net	5	41	11	86
Income before taxes	19,612	22,750	39,434	57,042
Income tax provision	5,527	8,033	9,398	18,314
Net income	$14,085	$14,717	$30,036	$38,728
Earnings per share:
Basic	$0.27	$0.28	$0.57	$0.74
Diluted	$0.27	$0.28	$0.57	$0.73
Cash dividends declared per common share:	$—	$—	$0.16	$0.13
Weighted average shares outstanding:
Basic	52,238,796	52,566,619	52,315,719	52,586,429
Diluted	52,627,541	53,014,269	52,715,390	53,103,408

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2017	52,422	$210	$—	$237,016	$237,226
Net income	—	—	—	30,036	30,036
Stock options exercised and restricted	301	1	3,503	—	3,504
stock awards granted
Share-based compensation	—	—	5,614	—	5,614
Stock repurchased and retired	(513)	(2)	(9,117)	(9,241)	(18,360)
Dividends	—	—	—	(8,391)	(8,391)
Balances at September 30, 2018	52,210	$209	$—	$249,420	$249,629

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Operating Activities	(in thousands)
Net income	$30,036	$38,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,865	11,025
Amortization of bond premiums	11	39
Provision for losses on accounts receivable, net of adjustments	67	180
Provision for excess and obsolete inventories	55	54
Share-based compensation	5,614	4,960
(Gain) loss on disposition of assets	(9)	46
Foreign currency transaction gain	(20)	(65)
Interest income on note receivable	27	(18)
Deferred income taxes	864	1,147
Changes in assets and liabilities:
Accounts receivable	146	(14,521)
Income taxes	(649)	6,239
Inventories	(7,071)	(18,819)
Prepaid expenses and other	(792)	(141)
Accounts payable	4,328	3,781
Deferred revenue	(1,644)	416
Accrued liabilities and donations	364	8,814
Net cash provided by operating activities	44,192	41,865
Investing Activities
Capital expenditures	(34,328)	(26,436)
Cash paid in business combination	(6,377)	—
Proceeds from sale of property, plant and equipment	11	8
Investment in certificates of deposits	(7,200)	(5,280)
Maturities of certificates of deposits	7,920	5,752
Purchases of investments held to maturity	(9,001)	(13,241)
Maturities of investments	13,320	15,443
Proceeds from called investments	495	500
Principal payments from note receivable	32	48
Net cash used in investing activities	(35,128)	(23,206)
Financing Activities
Stock options exercised	3,504	1,715
Repurchase of stock	(17,500)	(12,991)
Employee taxes paid by withholding shares	(860)	(1,193)
Cash dividends paid to stockholders	(8,400)	(6,828)
Net cash used in financing activities	(23,256)	(19,297)
Net decrease in cash and cash equivalents	(14,192)	(638)
Cash and cash equivalents, beginning of period	21,457	24,153
Cash and cash equivalents, end of period	$7,265	$23,515

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

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at September 30, 2018 is deductible for income tax purposes.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU will replace previous lease accounting guidance in U.S. GAAP. The ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The ASU retains a distinction between finance leases and operating leases. The ASU is effective for the Company beginning January 1, 2019. The Company enters into lease agreements to support its manufacturing operations. The Company typically enters into leases agreements that are less than a year and for leases on assets such as warehouse vehicles and office equipment.  In addition, the Company also assumed an office space lease in the WattMaster business combination.  The Company has substantially completed the process of determining the contracts to which this new guidance applies. The Company is currently enhancing its accounting process in order to track and calculate additional information necessary for adoption of this standard.  The Company does not expect this new guidance will have a material impact on its consolidated financial statements due the non-material monetary amount of the total leased assets and due to the short-term nature of the current lease agreements that are not recognized under the new applicable guidance.

In July 2018, the FASB issued ASU 2018-11, Leases, which provides an optional method of adoption, the transition method.  The transition method allows entities to initially apply the new leases standard at the adoption date (January 1, 2019) and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect the transition method, which becomes effective upon the date of adoption of ASU 2016-02 discussed above.

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

Disaggregated net sales by major source:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Rooftop Units	$86,498	$88,012	$244,978	$235,676
Condensing Units	5,356	5,230	14,492	14,662
Air Handlers	5,686	5,339	17,479	16,728
Outdoor Mechanical Rooms	311	899	2,178	2,641
Water Source Heat Pumps	3,112	3,027	10,240	6,726
Other	11,974	11,161	32,240	24,639
Net Sales	$112,937	$113,668	$321,607	$301,072

Disaggregated units sold by major source:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Rooftop Units	4,053	4,538	11,696	12,185
Condensing Units	611	496	1,647	1,715
Air Handlers	713	593	2,067	1,916
Outdoor Mechanical Rooms	8	17	35	56
Water Source Heat Pumps	1,162	614	3,780	1,510
Total Units	6,547	6,258	19,225	17,382

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $11.7 million and $12.6 million for the three months ended September 30, 2018 and 2017, respectively. The amount of payments to our Representatives were $36.6 million and $37.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table presents the allocation of the consideration paid to the assets acquired and liabilities assumed, based on their fair values, in the acquisition of WattMaster described above:

(in thousands)
Accounts receivable	$1,082
Inventories	1,380
Property, plant and equipment	340
Intellectual property	700
Goodwill	3,229
Assumed current liabilities	(354)
Consideration paid	$6,377

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to acquire the skilled workforce of the business acquired and is deductible for federal income tax purposes.

4.  Investments

Certificates of Deposit – We held approximately $2.2 million and $2.9 million in certificates of deposit at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the certificates of deposit bear interest ranging from 1.70% to 1.95% per annum and have various maturities ranging from less than one month to approximately 2 months.

Investments Held to Maturity – Our investments held to maturity are comprised of $1.3 million of corporate notes and bonds with original maturities ranging from less than one month to approximately 2 months. The investments have moderate risk with S&P ratings ranging from AAA to BBB-.

We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity as of September 30, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value (Level 1)
September 30, 2018:	(in thousands)
Current assets:
Investments held to maturity	$1,252	$—	$(1)	$1,251
Non current assets:
Investments held to maturity	—	—	—	—
Total	$1,252	$—	$(1)	$1,251

December 31, 2017:
Current assets:
Investments held to maturity	$6,077	$—	$(6)	$6,071
Non current assets:
Investments held to maturity	—	—	—	—
Total	$6,077	$—	$(6)	$6,071

5.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Accounts receivable	$51,384	$50,457
Less: Allowance for doubtful accounts	(177)	(119)
Total, net	$51,207	$50,338

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$208	$81	$119	$90
Provisions for losses on accounts receivables, net of recoveries	(31)	39	67	180
Accounts receivable written off	—	—	(9)	(150)
Balance, end of period	$177	$120	$177	$120

6.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

	September 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$65,694	$57,784
Work in process	6,116	5,957
Finished goods	8,486	8,163
	80,296	71,904
Less: Allowance for excess and obsolete inventories	(1,114)	(1,118)
Total, net	$79,182	$70,786

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,407	$1,642	$1,118	$1,382
Provisions for excess and obsolete inventories	(263)	(206)	55	54
Inventories written off	(30)	(243)	(59)	(243)
Balance, end of period	$1,114	$1,193	$1,114	$1,193

7.  Intangible Assets

Our intangible assets consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Intellectual property	$700	$—
Less: Accumulated amortization	(136)	—
Total, net	$564	$—

Amortization expense recorded in cost of sales is as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)
Amortization expense	$58	$—	$136	$—

8.  Supplemental Cash Flow Information

	Nine months ended
	September 30, 2018	September 30, 2017
Supplemental disclosures:	(in thousands)
Interest paid	$5	$—
Income taxes paid	$9,183	$7,138

Non-cash investing and financing activities:
Non-cash capital expenditures	$288	$8,059

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

Changes in the warranty accrual are as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Warranty accrual:	(in thousands)
Balance, beginning of period	$11,458	$8,602	$10,483	$7,936
Payments made	(2,355)	(2,281)	(6,078)	(5,935)
Provisions	3,050	3,277	7,748	7,597
Balance, end of period	$12,153	$9,598	$12,153	$9,598

Warranty expense:	$3,050	$3,277	$7,748	$7,597

10.  Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Warranty	$12,153	$10,483
Due to representatives	9,766	13,086
Payroll	3,162	4,456
Profit sharing	2,154	2,034
Worker's compensation	594	593
Medical self-insurance	744	725
Customer prepayments	2,300	2,838
Donations	850	588
Employee vacation time	3,086	2,688
Other	2,683	1,607
Total	$37,492	$39,098

11.  Revolving Credit Facility

Our revolving credit facility, which is provided by BOKF, NA dba Bank of Oklahoma, formerly known as Bank of Oklahoma, N.A. ("Bank of Oklahoma"), provides for maximum borrowings of $30.0 million. Under the line of credit, there is one standby letter of credit totaling $0.8 million. Borrowings available under the revolving credit facility at September 30, 2018 were $29.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at September 30, 2018 and December 31, 2017. The termination date of the revolving credit facility is July 26, 2021.

As of September 30, 2018, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At September 30, 2018, our tangible net worth was $249.6 million and met the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.26 to 1, and met the requirement of not being above 2 to 1.

12.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)
Current	$5,101	$7,250	$8,534	$17,167
Deferred	426	783	864	1,147
	$5,527	$8,033	$9,398	$18,314

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Federal statutory rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of Federal benefit	5.0	5.3	5.9	4.5
Domestic manufacturing deduction	—	(3.1)	—	(3.0)
Excess tax benefits	(2.1)	(0.9)	(3.1)	(3.8)
Return to provision adjustments	4.2	—	0.5	—
Other	0.1	(1.0)	(0.5)	(0.6)
Effective tax rate	28.2%	35.3%	23.8%	32.1%

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. Major changes under the Act include the following:

•	Reducing the corporate rate to 21 percent

•	Doubling bonus depreciation to 100 percent for five years

•	Further limitations on executive compensation deductions

•	Eliminating the domestic manufacturing deduction

As a result of these changes, the Company adjusted its deferred tax assets and liabilities in the forth quarter of 2017 using the newly enacted rates for the periods when they are expected to be realized.

In February 2018, the Bipartisan Budget Act of 2018 extended accelerated depreciation for business property on an Indian reservation. As a result, the Company estimated it had approximately $5.0 million in additional depreciation it can take as a tax deduction in 2017. Because the Company had remeasured its deferred tax liability related to property, plant and equipment to the new lower tax rate at December 31, 2017 and because this additional depreciation became a current tax expense with the passing of this bill in 2018, the Company recorded a benefit of approximately $0.6 million in the first quarter as the deduction was expected to be taken in 2017 at the higher federal tax rate of 35.0%. Upon completion of the Company's tax return, the Company recorded additional expense due to lower than expected R&D credit, lower than originally estimated bonus depreciation and changes in other temporary differences that offset the remeasurement benefit previously recorded of $0.6 million.

The Company's estimated annual 2018 effective tax rate, excluding discrete events, is approximately 26%. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2014 to present, and to non-U.S. income tax examinations for the tax years of 2013 to present. In addition, we are subject to state and local income tax examinations for the tax years 2013 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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

Options - The compensation cost related to unvested stock options not yet recognized as of September 30, 2018 is $15.8 million and is expected to be recognized over a weighted average period of 2.4 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2018 and 2017 using a Black Scholes Model:

	Nine months ended
	September 30, 2018	September 30, 2017
Directors and Officers:
Expected dividend rate	$0.26	$0.26
Expected volatility	29.73%	30.81%
Risk-free interest rate	2.20%	1.90%
Expected life (in years)	5.0	5.0

Employees:
Expected dividend rate	$0.26	$0.26
Expected volatility	29.82%	30.70%
Risk-free interest rate	2.48%	1.88%
Expected life (in years)	5.0	5.0

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

The following is a summary of stock options vested and exercisable as of September 30, 2018:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$5.67 - $32.80	362,715	5.54	$18.14	$7,132
$32.85 - $33.80	5,484	4.08	33.18	25
$34.00 - $40.60	81,417	5.87	34.32	283
Total	449,616	5.58	$21.25	$7,440

The following is a summary of stock options vested and exercisable as of September 30, 2017:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54 - $22.76	374,792	4.61	$10.96	$4,209
$23.57 - $32.80	41,490	7.86	25.61	18
$32.85 - $37.30	—	—	—	—
Total	416,282	4.93	$12.42	$4,227

A summary of option activity under the plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,567,109	$25.27
Granted	1,444,520	34.52
Exercised	(234,359)	14.95
Forfeited or Expired	(229,244)	32.84
Outstanding at September 30, 2018	2,548,026	$30.80
Exercisable at September 30, 2018	449,616	$21.25

The total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $5.0 million and $4.2 million, respectively. The cash received from options exercised during the nine months ended September 30, 2018 and 2017 was $3.5 million and $1.7 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At September 30, 2018, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	341,800	$25.52
Granted	104,675	32.28
Vested	(102,333)	24.68
Forfeited	(32,778)	28.12
Unvested at September 30, 2018	311,364	$27.80

A summary of share-based compensation is as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Grant date fair value of awards during the period:	(in thousands)
Options	$53	$121	$12,633	$3,628
Restricted stock	18	—	3,379	4,182
Total	$71	$121	$16,012	$7,810

Share-based compensation expense:
Options	$1,076	$620	$3,202	$2,050
Restricted stock	839	811	2,412	2,910
Total	$1,915	$1,431	$5,614	$4,960

Income tax benefit/(deficiency) related to share-based compensation:
Options	$379	$126	$980	$1,411
Restricted stock	26	131	245	836
Total	$405	$257	$1,225	$2,247

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

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands, except share and per share data)
Numerator:
Net income	$14,085	$14,717	$30,036	$38,728
Denominator:
Basic weighted average shares	52,238,796	52,566,619	52,315,719	52,586,429
Effect of dilutive stock options and restricted stock	388,745	447,650	399,671	516,979
Diluted weighted average shares	52,627,541	53,014,269	52,715,390	53,103,408
Earnings per share:
Basic	$0.27	$0.28	$0.57	$0.74
Diluted	$0.27	$0.28	$0.57	$0.73
Anti-dilutive shares:
Shares	1,950,343	842,631	1,929,453	795,678

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

Our repurchase activity is as follows:

	Nine months ended September 30,						Inception to date
	2018			2017
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	116,289	$3,839,766	$33.02	8,676	$283,654	$32.69	3,959,784	$65,071,881	$16.43
401(k)	373,129	13,660,954	36.61	364,839	12,706,655	34.83	6,923,152	95,729,759	13.83
Directors and employees	24,457	859,696	35.15	33,845	1,193,337	35.26	1,943,967	18,137,729	9.33
Total	513,875	$18,360,416	$35.73	407,360	$14,183,646	$34.82	12,826,903	$178,939,369	$13.95

Subsequent to September 30, 2018 and through October 30, 2018, the Company repurchased 85,200 shares for $2.8 million from the open market and 30,618 shares for $1.0 million from our 401(k) savings and investment plan.

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

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)
Sales to affiliates	$298	$76	$890	$1,226
Payments to affiliates	48	107	159	415

	September 30, 2018	December 31, 2017
	(in thousands)
Due from affiliates	$144	$9
Due to affiliates	—	—

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $11.0 million of our total net sales for the nine months just ended and $11.4 million of our sales during the same period of 2017.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2017 through the third quarter of 2018 continued to be unpredictable and uneven. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market has become volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the nine months ended September 30, 2018, the price (twelve month trailing average) for copper, galvanized steel, stainless steel and aluminum increased by approximately 8.6%, 16.7%, 11.0% and 8.3%, respectively, as compared to the nine months ended September 30, 2017.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	Overall units sold increased approximately 10.6% for the nine months as compared to the same period last year.

•	We saw significant improvement in our gross margin during the third quarter.

•	We invested $34.3 million in capital expenditures in connection with the construction of our new research and development lab, water source heat pump line and other internal projects.

•	Our orders results in a record high backlog.

•	Completed the strategic acquisition of Wattmaster Controls, Inc.

Backlog

The following table shows our historical backlog levels:

9/30/2018	12/31/2017	9/30/2017
(in thousands)
$126,843	$81,226	$73,813

Results of Operations

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Units Sold

	Three Months Ended September 30,
	2018	2017

Rooftop Units	4,053	4,538
Condensing Units	611	496
Air Handlers	713	593
Outdoor Mechanical Rooms	8	17
Water Source Heat Pumps	1,162	614
Total Units	6,547	6,258

Net Sales

	Three Months Ended September 30,
	2018	2017	Change	% Change
	(in thousands, except unit data)
Net sales	$112,937	$113,668	$(731)	(0.6)%
Total units	6,547	6,258	289	4.6%

Net sales for the quarter are down mainly due to the decrease in rooftop unit sales.

Cost of Sales

	Three Months Ended September 30,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Cost of sales	$80,174	$78,010	71.0%	68.6%
Gross profit	32,763	35,658	29.0%	31.4%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The Company saw improvement in its gross profit in the third quarter compared to previous quarters in 2018. The Company continues to experience increases in raw material costs due to tariffs and trade restrictions.

Twelve-month average raw material cost per pound as of September 30,:

	2018	2017	% Change

Copper	$3.77	$3.47	8.6%
Galvanized Steel	$0.49	$0.42	16.7%
Stainless Steel	$1.31	$1.18	11.0%
Aluminum	$1.82	$1.68	8.3%

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Warranty	$3,050	$3,277	2.7%	2.9%
Profit Sharing	2,153	2,556	1.9%	2.2%
Salaries & Benefits	3,071	2,982	2.7%	2.6%
Stock Compensation	1,093	831	1.0%	0.7%
Advertising	176	215	0.2%	0.2%
Depreciation	223	184	0.2%	0.2%
Insurance	281	274	0.2%	0.2%
Professional Fees	448	371	0.4%	0.3%
Donations	102	121	0.1%	0.1%
Bad Debt Expense	(31)	39	—%	—%
Other	2,624	2,184	2.3%	1.9%
Total SG&A	$13,190	$13,034	11.7%	11.5%

Income Taxes

	Three Months Ended September 30,		Effective Tax Rate
	2018	2017	2018	2017
	(in thousands)
Income tax provision	$5,527	$8,033	28.2%	35.3%

The Company’s estimated annual 2018 effective tax rate, excluding discrete events, is expected to be approximately 26%. The decrease in our effective rate was due to the Act that was enacted on December 22, 2017 lowering the federal corporate tax rate to 21%. Additionally, the Company had additional expense during the quarter due to unfavorable return to provision adjustments with the filing of our 2017 tax return.

Results of Operations

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Units Sold

	Nine Months Ended September 30,
	2018	2017

Rooftop Units	11,696	12,185
Condensing Units	1,647	1,715
Air Handlers	2,067	1,916
Outdoor Mechanical Rooms	35	56
Water Source Heat Pumps	3,780	1,510
Total Units	19,225	17,382

Net Sales

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(in thousands, except unit data)
Net sales	$321,607	$301,072	$20,535	6.8%
Total units	19,225	17,382	1,843	10.6%

Net sales for the nine months ended are up mainly due to the increase in our water source heat pumps line which has a lower profit margin causing the percentage of net sales to not increase as proportionate to the percentage increase in total units.

Cost of Sales

	Nine Months Ended September 30,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Cost of sales	$245,869	$208,750	76.5%	69.3%
Gross profit	75,738	92,322	23.5%	30.7%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. In January 2018, the Company paid all employees a one-time bonus of $1,000 per employee as a result of the Tax Cuts and Jobs Act (the "Act") which lowered the federal corporate tax rate from 35% to 21%. This bonus increased cost of sales by $1.9 million, excluding taxes and benefits. Additionally, the Company typically has seasonality in its sales and workforce with the fourth and first quarter being lower in production. The Company maintained a higher level of workforce through the end of 2017 and beginning of 2018 in anticipation of our growing business. While significant improvements have occurred in the second and third quarters of 2018, the Company's gross profit is still recovering from the events that occurred in the first quarter.

Twelve-month average raw material cost per pound as of September 30,:

	2018	2017	% Change

Copper	$3.77	$3.47	8.6%
Galvanized Steel	$0.49	$0.42	16.7%
Stainless Steel	$1.31	$1.18	11.0%
Aluminum	$1.82	$1.68	8.3%

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Warranty	$7,748	$7,597	2.4%	2.5%
Profit Sharing	4,382	6,366	1.4%	2.1%
Salaries & Benefits	9,513	8,410	3.0%	2.8%
Stock Compensation	3,161	3,276	1.0%	1.1%
Advertising	610	1,352	0.2%	0.4%
Depreciation	657	496	0.2%	0.2%
Insurance	886	723	0.3%	0.2%
Professional Fees	1,821	1,210	0.6%	0.4%
Donations	805	524	0.3%	0.2%
Bad Debt Expense	68	180	—%	0.1%
Other	6,844	5,401	2.1%	1.8%
Total SG&A	$36,495	$35,535	11.3%	11.8%

The overall decrease as a percentage of sales in SG&A was primarily due to the decrease in profit sharing which is the result of lower earnings for the year.

Income Taxes

	Nine Months Ended September 30,		Effective Tax Rate
	2018	2017	2018	2017
	(in thousands)
Income tax provision	$9,398	$18,314	23.8%	32.1%

The Company’s estimated annual 2018 effective tax rate, excluding discrete events, is expected to be approximately 26%. The decrease in our effective rate was due to the Act that was enacted on December 22, 2017 lowering the federal corporate tax rate to 21%.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash and investments decreased $19.7 million from December 31, 2017 to September 30, 2018 and totaled $10.7 million at September 30, 2018.

Under the line of credit, there was one standby letter of credit of $0.8 million as of September 30, 2018. At September 30, 2018, we have $29.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at September 30, 2018 and December 31, 2017. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The termination date of the revolving credit facility is July 26, 2021.

At September 30, 2018, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At September 30, 2018, our tangible net worth was $249.6 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.26 to 1.0 which meets the requirement of not being above 2 to 1.

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

Repurchase Activity

	Nine Months Ended September 30,						Inception to date
	2018			2017
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	116,289	$3,839,766	$33.02	8,676	$283,654	$32.69	3,959,784	$65,071,881	$16.43
401(k)	373,129	13,660,954	36.61	364,839	12,706,655	34.83	6,923,152	95,729,759	13.83
Directors and employees	24,457	859,696	35.15	33,845	1,193,337	35.26	1,943,967	18,137,729	9.33
Total	513,875	$18,360,416	$35.73	407,360	$14,183,646	$34.82	12,826,903	$178,939,369	$13.95

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2018 and 2017. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating Activities
Net Income	$30,036	$38,728
Income statement adjustments, net	19,474	17,368
Changes in assets and liabilities:
Accounts receivable	146	(14,521)
Income taxes	(649)	6,239
Inventories	(7,071)	(18,819)
Prepaid expenses and other	(792)	(141)
Accounts payable	4,328	3,781
Deferred revenue	(1,644)	416
Accrued liabilities & donations	364	8,814
Net cash provided by operating activities	44,192	41,865
Investing Activities
Capital expenditures	(34,328)	(26,436)
Cash paid in business combination	(6,377)	—
Purchases of investments	(16,201)	(18,521)
Maturities of investments and proceeds from called investments	21,735	21,695
Other	43	56
Net cash used in investing activities	(35,128)	(23,206)
Financing Activities
Stock options exercised	3,504	1,715
Repurchase of stock	(17,500)	(12,991)
Employee taxes paid by withholding shares	(860)	(1,193)
Cash dividends paid to stockholders	(8,400)	(6,828)
Net cash used in financing activities	$(23,256)	$(19,297)

Cash Flows Provided by Operating Activities

Cash inflows from accounts payable increased as the Company slowed the payment of payables to manage the payment of various capital expenditures and expected dividends.

Cash Flows Used in Investing Activities

Our capital expenditures continue to increase with new equipment for our various product lines and construction of our research and development lab. We also closed on our acquisition of substantially all of the assets of WattMaster Controls, Inc. in February 2018. The capital expenditure program for 2018 is estimated to be approximately $40.0 million.

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

Contractual Obligations

We had no material contractual purchase agreements as of September 30, 2018.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2018.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

On May 17, 2010, the Board authorized a stock buyback program, targeting open market repurchases of up to approximately 5% (2.9 million shares) of the Company's outstanding stock. In May 2015, the Board authorized repurchases up to an additional 2.75 million shares, or a total of approximately 5.7 million shares. In October 2015, the Board authorized $25.0 million for use under the Company's stock buyback program. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The agreement expired on April 15, 2017. In May 2018, the Board authorized up to $15.0 million in open market repurchases and on May 18, 2018, executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement expires on March 1, 2019. We have repurchased a total of approximately 4.0 million shares under these programs for an aggregate price of $65.1 million, or an average price of $16.43 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through September 30, 2018, we repurchased approximately 6.9 million shares for an aggregate price of $95.7 million, or an average price of $13.83 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. From inception through September 30, 2018, we repurchased approximately 1.9 million shares for an aggregate price of $18.1 million, or an average price of $9.33 per share. We purchased the shares at current market prices.

Repurchases during the third quarter of 2018 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2018	44,666	$35.37	44,666	—
August 2018	82,037	40.28	82,037	—
September 2018	28,491	39.76	28,491	—
Total	155,194	$38.77	155,194	—

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

AAON, INC.

Dated: 11/1/2018	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson Chief Executive Officer

Dated: 11/1/2018	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer