Form 10-K
period 2018-12-31
AAON INC
filed 2019-02-28
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

Commission file number:  0-18953

AAON, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0448736
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2425 South Yukon, Tulsa, Oklahoma	74107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (918) 583-2266
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
[X]  Yes        [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
 [ ]  Yes        [X]  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2018 was $1,360.8 million.

As of February 25, 2019, registrant had outstanding a total of 51,976,455 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 14, 2019, are incorporated into Part III.

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

PART I

Item 1.  Business.

General Development and Description of Business

AAON, Inc., a Nevada corporation, (“AAON Nevada”) was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation, and AAON Coil Products, Inc., a Texas corporation. Unless the context otherwise requires, references in this Annual Report to “AAON”, the “Company”, “we”, “us”, “our”, or “ours” refer to AAON Nevada and our subsidiaries.

We are engaged in the engineering, manufacturing, marketing and sale of air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils.

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market. Foreign sales accounted for approximately $14.7 million, $14.6 million, and $14.7 million of our sales in 2018, 2017, and 2016, respectively. As a percent of sales, foreign sales accounted for approximately 3% to 4% of our net sales in each of those years.

Our rooftop and condensing unit markets primarily consist of units installed on commercial or industrial structures of generally less than ten stories in height. Our air handling units, self-contained units, geothermal/water-source heat pumps, chillers, packaged outdoor mechanical rooms and coils are suitable for all sizes of commercial and industrial buildings.

The size of these markets is determined primarily by the number of commercial and industrial building completions. The replacement market consists of products installed to replace existing units/components that are worn or damaged. Currently, over half of the industry’s market consists of replacement units.

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

Based on our 2018 sales of $433.9 million, we estimate that we have approximately a 11% share of the greater than five ton rooftop market and a 2% share of the less than five ton market. During 2018, approximately 50% of our sales were generated from the renovation and replacement markets and 50% from new construction. The percentage of sales for new construction vs. replacement to particular customers is related to the customer’s stage of development.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished products consist of a single unit system containing heating and cooling in a self-contained cabinet, referred to in the industry as “unitary products”. Our other finished products are chillers, packaged outdoor mechanical rooms, coils, air handling units, condensing units, makeup air units, energy recovery units, rooftop units and geothermal/ water-source heat pumps.

We offer four groups of rooftop units: the RQ Series, consisting of five cooling sizes ranging from two to six tons; the RN Series, offered in 28 cooling sizes ranging from six to 140 tons; the RL Series, which is offered in 21 cooling sizes ranging from 45 to 240 tons; and the RZ Series, which is offered in 11 cooling sizes ranging from 55 to 240 tons.

We also offer the SA, SB and M2 Series as indoor packaged, water-cooled or geothermal/water-source heat pump self-contained units with cooling capacities of three to 70 tons.

Our small packaged geothermal/water-source heat pump units consist of the WH Series horizontal configuration and WV Series vertical configuration, both from one-half to 30 tons.

We manufacture a LF Series air-cooled chiller, a LN Series air-cooled chiller, and a LZ Series chiller and packaged outdoor mechanical room, which are available in both air-cooled condensing and evaporative-condensed configurations, covering a range of four to 540 tons. BL Series boiler outdoor mechanical rooms are also available with 400-6,000 MBH heating capacity. FZ Series fluid cooler outdoor mechanical rooms are also available with a range of 50 to 450 tons.

We offer four groups of condensing units: the CB Series, two to five tons; the CF Series, two to 70 tons; the CN Series, 55 to 140 tons; and the CL Series, 45 to 230 tons.

Our air handling units consist of the indoor F1, H3 and V3 Series and the modular M2 and M3 Series, as well as air handling unit configurations of the RQ, RN, RL, RZ and SA Series units.

Our energy recovery option applicable to our RQ, RN, RL, RZ and SB units, as well as our H3, V3, M2 and M3 Series air handling units, responds to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. Our products are designed to compete on the higher quality end of standardized products.

Our air-cooled chillers (LF, LN and LZ Series) are certified with the Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”) in accordance with AHRI Standard 550/590. Our water-source heat pump products, including RN, RQ, M2, SB, WH and WV Series, are AHRI certified in accordance with ANSI/AHRI/ASHRAE/ISO 13256.

Performance characteristics of our products range in cooling capacity from one-half to 540 tons and in heating capacity from 7,200 to 9,000,000 BTUs. All of our products meet the Department of Energy’s (“DOE”) minimum efficiency standards, which define the maximum amount of energy to be used in producing a given amount of cooling. Many of our units far exceed these minimum standards and are among the highest efficiency units currently available.

A typical commercial building installation requires one ton of air conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air conditioning, which can involve multiple units.

We also offer six control options: the Pioneer Silver, Pioneer Gold, Touchscreen Controller, Orion Controller, terminal block for field installed controls, and factory installed customer provided controls.

Major Customers

One customer, Texas AirSystems, accounted for 10% or more of our sales during 2018, 2017, and 2016.

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

We have not been significantly impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo and adjoining countries.

Representatives

We employ a sales staff of 41 individuals and utilize approximately 63 independent manufacturer representatives’ organizations (“Representatives”) having 101 offices to market our products in the United States and Canada. We also have one international sales organization, which utilizes 19 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, and Longview, Texas, plants and our Parkville, Missouri, facility to the job site.

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

Warranties

Our product warranty policy is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and ten years on gas-fired heat exchangers in RL products (if applicable). Our warranty policy for the RQ series covers parts for two years from date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of manufacture.
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

All of our Research and Development (“R&D”) activities are self-sponsored, rather than customer-sponsored. R&D activities have involved the RQ, RN, RL and RZ (rooftop units), F1, H3, SA, V3, M2 and M3 (air handling units), LF, LN and LZ (chillers), CB, CF, CN and CL (condensing units), SA and SB (self-contained units), WH and WV (water-source heat pumps), FZ (fluid coolers) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development. We incurred R&D expenses of approximately $13.5 million, $13.0 million, and $12 million in 2018, 2017, and 2016, respectively.

Our Norm Asbjornson Innovation Center ("NAIC") research and development laboratory facility that open in 2019, includes many unique capabilities that exist nowhere else in the world. A few features of the lab include supply, return, and outside sound testing at actual load conditions, testing up to a 300 ton air conditioning system, testing of up to a 540 ton chiller system, and 80 million Btu/h of gas heating test capacity. Environmental application testing capabilities include -20 to 140°F testing conditions, up to 8 inches per hour rain testing, up to 2 inches per hour snow testing, and up to 50 mph wind testing. We have the largest sound-testing chamber in the world for testing heating and air conditioning equipment, and the only one that can do this testing while putting the equipment under full environmental load. This will enable AAON to lead the industry in the development of quiet, energy efficient commercial and industrial heating and air conditioning equipment.

Ten testing chambers within the NAIC allow AAON to meet and maintain AHRI (Air-Conditioning Heating and Refrigeration Institute) and DOE certification, and solidify the company’s industry position as a technological leader in the manufacturing of HVAC equipment. Current voluntary industry certification programs and government regulations only go to 63 tons of air conditioning as that is the largest environmental chamber currently available for testing.  The NAIC contain contains both a 100 ton and a 540 ton chamber allowing us to prove to customers our capacity and efficiency on these larger units.

The NAIC was designed to test units well beyond the standard AHRI rating points and we offer testing services on AAON equipment throughout its range of application.  This is very important on critical facilities where the units must perform properly and there is great risk in waiting to see once installed.  These same capabilities will enable AAON to develop new extended range of operation equipment and prove its capabilities.

Backlog

Our backlog as of February 1, 2019 was approximately $147.0 million compared to approximately $64.9 million as of February 1, 2018. The current backlog consists of orders considered by management to be firm and our goal is to fill orders within approximately 60 to 90 days after an order is deemed to become firm; however, the orders are subject to cancellation by the customers in which case, cancellation charges apply up to the full price of the equipment.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation. Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $30 million and had no balance outstanding at December 31, 2018. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

Seasonality

Sales of our products are moderately seasonal with the peak period being July - November of each year due to timing of construction projects being directly related to warmer weather.

Competition

In the standardized market, we compete primarily with Lennox International, Inc., Trane (Ingersoll Rand Limited), York (Johnson Controls Inc.) and Carrier (United Technologies Corporation). All of these competitors are substantially larger and have greater resources than we do. Our products compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, reliability, product line recognition and acceptability of sales outlets. However, in new construction where the contractor is the purchasing decision maker, we are often at a competitive disadvantage because of the emphasis placed on initial cost. In the replacement market and other owner-controlled purchases, we have a better chance of getting business since quality and long-term cost are generally taken into account.

Employees

As of February 5, 2019, we employed 2,221 direct employees and contract personnel. Our employees are not represented by unions. Management considers its relations with our employees to be good.

Patents, Trademarks, Licenses and Concessions

We do not consider any patents, trademarks, licenses or concessions to be material to our business operations, other than patents issued regarding our energy recovery wheel option, blower, gas-fired heat exchanger, evaporative-cooled condenser de-superheater and low leakage damper which have terms of 20 years with expiration dates ranging from 2019 to 2033.

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

We also strive to protect the environment, work with suppliers who do the same, and encompass sustainable business practices in our manufacturing operations. AAON is dedicated to leading the company into a bright sustainable future. We have joined Sustainable Tulsa, a local non-profit organization, in creating an AAON Scor3card to implement more sustainable processes throughout all the company locations (Tulsa, Longview and Parkville). We recognize that sustainability is both profitable and economical.

Since 2014, we have changed out our lighting to a much more energy efficient system. 80% of our lighting was Metal Halide and 20% was fluorescent. Currently, we are about 80-90% LED, and 10-20% fluorescent. We will be 100% LED by 2020. When you combine the LED upgrade with our advanced lighting control system, AAON saves about $400,000/year on electricity. We have also received a similar amount from power company rebates. These power savings equate to about 5,000,000 kWh saved per year. The LED lighting has also created a better work environment for our employees and requires less maintenance.

In addition to this, we have installed more energy efficient HVAC systems, air compressors, and building insulation.
At the Tulsa facility currently paper and metal recycling are being conducted. Numerous waste streams have been identified by our internal GoGreen employee committee that could be recycled, reused, or reduced. We are also implementing a program to sort all our metals that has been identified to produce more profits. At the Longview facility currently metal, cardboard, and wood recycling is being conducted. The metal recycling also includes sorting all metals for maximum rebates. At the Parkville, facility recycling efforts are currently being researched and pursued. We recover oil in our sheet metal manufacturing area, which is then recycled. The rags are washed and returned to us be used again, preventing them from entering a landfill.

AAON is also committed to designing and manufacturing innovative HVAC products of the highest quality, efficiency, and performance. Our water-source heat pumps products recover otherwise wasted energy and employ it to cool, heat, and provide dehumidification to a building - making it one of the most efficient and environmentally friendly systems. AAON packaged rooftop units with two stage compressors are optimized with high efficiency evaporator and condenser coils, and variable speed fans leading to an AHRI Certified performance up to 19.15 SEER and 20.2 IEER. AAON H3/V3 Series energy recovery wheel air handling units provide energy efficient 100% outside air ventilation, by recovering energy that would otherwise be exhausted from a building. LZ Series packaged outdoor mechanical rooms are engineered to maximize the efficiency of the complete hydronic system - compressors, condenser, and evaporator. Factory installed 98% efficiency boilers with pumping packages available for applications that require hot water. Energy saving waterside economizers are available for chilled water systems that require cooling at low ambient conditions.

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

Item 1A.  Risk Factors.

The following risks and uncertainties may affect our performance and results of operations. The discussion below contains “forward-looking statements” as outlined in the Forward-Looking Statements section above. Our ability to mitigate risks may cause our future results to materially differ from what we currently anticipate. Additionally, the ability of our competitors to react to material risks will affect our future results.

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

Our results of operations and financial condition could be negatively impacted by the loss of a major customer.

From time to time in the past we derived a significant portion of our sales from a limited number of customers, and such concentration may continue in the future.  In 2018, 2017, and 2016, one customer, Texas AirSystems, accounted for more than 10% of our sales.  The loss of, or significant reduction in sales to, a major customer could have a material adverse effect on our results of operations, financial condition and cash flow.  Further, the addition of new major customers in the future could increase our customer concentration risks as described above.

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

The Board of Directors attempts to manage this risk by continually engaging in succession planning concerning Mr. Asbjornson (as well as other key management personnel), as demonstrated by the Board’s appointment of Gary D. Fields as President of AAON in November 2016.

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

We are subject to potentially extreme governmental regulations and policies.

We always face the possibility of new governmental regulations, policies and trade agreements which could have a substantial or even extreme negative effect on our operations and profitability. Negotiations during the summer of 2013 mitigated some of the negative effects of the Department of Energy Final Rule, Regulatory Identification No. 1904-AC23, published on March 7, 2011. However, certain additional testing and listing requirements are still in place and scheduled to be phased in.

Several other intrusive component part governmental regulations are in process. If these proposals become final rules, the effect would be the regulation of compressors and fans in products for which the Department of Energy does not have current authority. This could affect equipment we currently manufacture and could have an impact on our product design, operations and profitability.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in fiscal year 2013, with initial disclosure requirements beginning in May 2014. There are costs associated with complying with these disclosure requirements, including for due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Our operations could be negatively impacted by new legislation as well as changes in regulations and trade agreements, including tariffs and taxes. Unfavorable conditions resulting from such changes could have a material adverse effect on our business, financial condition and results of operations.

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

We self-insure for employee health insurance and workers’ compensation insurance coverage up to a predetermined level, beyond which we maintain stop-loss insurance from a third-party insurer for claims over $200,000 and $750,000 for employee health insurance claims and workers’ compensation insurance claims, respectively. Our aggregate exposure varies from year to year based upon the number of participants in our insurance plans. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Our accruals for insurance reserves reflect these estimates and other management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we self-insure increases, it could cause a material and adverse change to our reserves for self-insurance liabilities, as well as to our earnings.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2018, we own all of our Tulsa, Oklahoma, and Longview, Texas, facilities, consisting of approximately 1.76 million square feet of space for office, manufacturing, warehouse, assembly operations and parts sales. We believe that our facilities are well maintained and are in good condition and suitable for the conduct of our business.

Our plant and office facilities in Tulsa, Oklahoma, consist of a 342,000 sq. ft. building (327,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue, and a 940,000 sq. ft. manufacturing/warehouse building and a 70,000 sq. ft. office building located on an approximately 78-acre tract of land across the street from the original facility (2440 South Yukon Avenue) (the “Tulsa facilities”).

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

In 2018, construction continued on a new engineering research and development laboratory at the Tulsa facilities, since named the Norman Asbjornson Innovation Center. The three-story 134,000 square foot stand alone facility will be both an acoustical and a performance measuring laboratory. The new facility will consist of ten test chambers allowing AAON to meet and maintain industry certifications. This facility is located West of the 940,000 sq. ft. manufacturing/warehouse building at 2425 South Yukon Avenue.

In 2018, we purchased a 13,500 sq. ft. stand alone building (7,500 sq. ft. warehouse and 6,000 sq. ft. office) which will be utilized as an additional retail parts store to provide our customers more accessibly to our products. The building is on approximately one acre and is located at 9528 E 51st St in Tulsa, Oklahoma. We expect to open the retail parts store in early 2019.

Our operations in Longview, Texas, are conducted in a plant/office building at 203-207 Gum Springs Road, containing 263,000 sq. ft. on 35.0 acres. The manufacturing area (approximately 256,000 sq. ft.) is located in three 120-foot wide sheet metal buildings connected by an adjoining structure. The remaining 7,000 square feet are utilized as office space. The facility is built for light industrial manufacturing.

Our operations in Parkville, Missouri, are conducted in a leased plant/office at 8500 NW River Park Drive, containing 48,000 sq. ft. We believe that the leased facility is well maintained and in good condition and suitable for the conduct of our business.

Item 3.  Legal Proceedings.

We are not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action has been threatened against us, or, to the best of our knowledge, is contemplated.

Item 4.  Mine Safety Disclosure.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AAON”. The table below summarizes the intraday high and low reported sale prices for our common stock for the past two fiscal years. As of the close of business on February 25, 2019, there were 1,119 holders of record of our common stock.

Quarter Ended	High	Low

March 31, 2017	$37.00	$31.95
June 30, 2017	$38.10	$33.95
September 30, 2017	$37.65	$31.65
December 31, 2017	$37.55	$33.35

March 31, 2018	$40.25	$32.50
June 30, 2018	$39.03	$29.05
September 30, 2018	$43.30	$32.84
December 31, 2018	$44.90	$31.55

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16

The following is a summary of our share-based compensation plans as of December 31, 2018:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 2007 Long-Term Incentive Plan	341,787	$16.20	—
The 2016 Long-Term Incentive Plan	174,190	$33.03	4,289,718

Repurchases during the fourth quarter of 2018, which include repurchases from our open market, 401(k) and employee repurchase programs, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2018	123,106	$33.15	123,106	—
November 2018	74,560	41.83	74,560	—
December 2018	72,235	34.34	72,235	—
Total	269,901	$35.51	269,901	—

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return, the NASDAQ Composite and a peer group of U.S. industrial manufacturing companies in the air conditioning, ventilation, and heating exchange equipment markets from December 31, 2013 through December 31, 2018. The graph assumes that $100 was invested at the close of trading December 31, 2013, with reinvestment of dividends. Our peer group includes Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc., and United Technologies Corporation. This table is not intended to forecast future performance of our Common Stock.

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

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7.

	Years Ended December 31,
Results of Operations:	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Net sales	$433,947	$405,232	$383,977	$358,632	$356,322
Net income	$42,572	$54,498	$53,376	$45,728	$44,158
Earnings per share:
Basic	$0.81	$1.04	$1.01	$0.85	$0.81
Diluted	$0.81	$1.03	$1.00	$0.84	$0.80
Cash dividends declared per common share:	$0.32	$0.26	$0.24	$0.22	$0.18

	December 31,
Financial Position at End of Fiscal Year:	2018	2017	2016	2015	2014
	(in thousands)
Working capital	$92,790	$103,662	$101,939	$80,800	$82,227
Total assets	308,197	296,780	256,530	232,854	226,974
Long-term and current debt	—	—	—	—	—
Total stockholders’ equity	247,499	237,226	205,898	178,918	174,059

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

EBITDAX

EBITDAX (as defined below) is presented herein and reconciled from the GAAP measure of net income because of its wide acceptance by the investment community as a financial indicator of a company’s ability to internally fund operations.
The Company defines EBITDAX as net income, plus (1) depreciation, (2) amortization of bond premiums, (3) share-based compensation, (4) interest (income) expense and (5) income tax expense. EBITDAX is not a measure of net income or cash flows as determined by GAAP.
The Company’s EBITDAX measure provides additional information which may be used to better understand the Company’s operations. EBITDAX is one of several metrics that the Company uses as a supplemental financial measurement in the evaluation of its business and should not be considered as an alternative to, or more meaningful than, net income, as an indicator of operating performance. Certain items excluded from EBITDAX are significant components in understanding and assessing a company’s financial performance. EBITDAX, as used by the Company, may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDAX is a widely followed measure of operating performance and is one of many metrics used by the Company’s management team, and by other users of the Company’s consolidated financial statements.
The following table provides a reconciliation of net income (GAAP) to EBITDAX (non-GAAP) for the periods indicated:

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net Income, a GAAP measure	$42,572	$54,498	$53,376	$45,728	$44,158
Depreciation and amortization	17,655	15,007	13,035	11,741	11,553
Amortization of bond premiums	13	47	249	266	688
Share-based compensation	7,374	6,458	4,357	2,891	2,178
Interest income	(209)	(345)	(541)	(427)	(964)
Income tax expense	13,367	19,994	26,615	25,611	24,088
EBITDAX, a non-GAAP measure	$80,772	$95,659	$97,091	$85,810	$81,701

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2018 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. For the year ended December 31, 2018, the prices for copper, galvanized steel, stainless steel and aluminum increased approximately 4.75%, 18.18%, 11.76% and 6.43%, respectively, from 2017. For the year ended December 31, 2017, the prices for copper, galvanized steel and stainless steel increased approximately 6.2%, 15.8%, 4.4% and 2.4%, respectively, from 2016.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

The following are highlights of our results of operations, cash flows, and financial condition:

•	We continue to see growth and improvement in our water-source heat pump line that increased revenues by $4.7 million.

•	Our warranty expense has stabilized and we expect to see continued improvement.

•
The Company completed the acquisition of Wattmaster Controls, Inc. for $6.4 million. This acquisition was strategic in accelerating the development of our own electronic controllers for air distribution.

•	The Company struggled to maintain its gross profit due to elevated staffing levels, increasing material prices and changes in personnel.

•
We spent $37.3 million in capital expenditures in 2018, continuing our work on such projects as our new research and development lab, water-source heat pump production line, as well as other internal development projects.

•	We increased our cash dividends, paying $16.7 million in 2018 compared to $13.7 million in 2017.

Results of Operations

Units sold for years ended December 31:

	2018	2017	2016

Rooftop Units	15,273	16,003	16,764
Condensing Units	2,007	2,252	1,639
Air Handlers	2,500	2,577	2,114
Outdoor Mechanical Rooms	38	64	65
Water Source Heat Pumps	5,334	2,485	316
Total Units	25,152	23,381	20,898

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Net Sales

	Years Ending December 31,
	2018	2017	$ Change	% Change
	(in thousands, except unit data)
Net sales	$433,947	$405,232	$28,715	7.1%
Total units	25,152	23,381	1,771	7.6%

Most of the increase in revenues is due to our price increase from November 2017. Additionally, our parts sales and water-source heat pumps sales continue to grow with increases of $6.4 million and $4.7 million, respectively.

Cost of Sales

	Years Ending December 31,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Cost of sales	$330,414	$281,835	76.1%	69.5%
Gross Profit	$103,533	$123,397	23.9%	30.5%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. As shown below, our raw material prices increased during the year. Additionally, in January 2018, the Company paid all employees a one-time bonus of $1,000 per employee as a result of the Tax Cuts and Jobs Act (the “Act”) which lowered the federal corporate tax rate from 35% to 21%. This bonus increased cost of sales by $1.9 million, excluding taxes and benefits. The Company maintained a higher level of workforce through the end of 2017 and beginning of 2018 in anticipation of our growing business. The growth in order intake during the beginning of 2018 did not occur as quickly as anticipated. The Company has been working and continues to work on managing its staffing levels to improve our efficiency.

Twelve month average raw material cost per pound as of December 31:

	Years Ending December 31,
	2018	2017	% Change

Copper	$3.75	$3.58	4.7%
Galvanized Steel	$0.52	$0.44	18.2%
Stainless Steel	$1.33	$1.19	11.8%
Aluminum	$1.82	$1.71	6.4%

Selling, General and Administrative Expenses

	Years Ending December 31,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Warranty	$8,807	$11,233	2.0%	2.8%
Profit Sharing	6,215	8,400	1.4%	2.1%
Salaries & Benefits	12,638	11,586	2.9%	2.9%
Stock Compensation	4,244	4,288	1.0%	1.1%
Advertising	762	1,735	0.2%	0.4%
Depreciation	950	720	0.2%	0.2%
Insurance	1,235	1,005	0.3%	0.2%
Professional Fees	2,441	1,888	0.6%	0.5%
Donations	933	724	0.2%	0.2%
Bad Debt Expense	174	179	—%	—%
Other	9,356	7,491	2.2%	1.8%
Total SG&A	$47,755	$49,249	11.0%	12.2%

The Company experienced a decrease in warranty claims paid of 9% in 2018. Additionally, the Company had a change in estimate in how it calculates its estimated failure rate that is applied to sales to estimate our potential future liability for warranty claims. This change in estimate reduced our accrual, and thus our expense, by $0.9 million. Our profit sharing expenses are also down due to lower earnings. Our advertising expense decreased due to cost savings on our annual sales show. Professional fees have increased related to additional services and work performed for the Wattmaster acquisition. These fees are not expected to be recurring. Our other expenses have increased due to sales concessions granted to our customers.

Income Taxes

	Years Ending December 31,		Effective Tax Rate
	2018	2017	2018	2017
	(in thousands)
Income tax provision	$13,367	$19,994	23.9%	26.8%

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The overall effective tax rate decreased from 26.8% to 23.9% due to the reduced corporate rate of 35% to 21%. Additionally, 2017 is lower than normal due to a $4.4 million reduction in expense due to the remeasuring of our deferred taxes at the end of 2017 due to the Act.

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

Cost of Sales

	Years Ending December 31,		Percent of Sales
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$281,835	$265,897	69.5%	69.2%
Gross Profit	$123,397	$118,080	30.5%	30.8%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The Company’s gross profit remained stable due to efforts to improve efficiency and absorb overhead.

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

The overall increase in SG&A was primarily due to increased warranty expenses. The Company’s warranty expense increased due to the increase in the failure rate used in calculating our accrual for warranty liability. The failure rate increased due to the approximately $4.5 million or 110% increase in warranty claims in 2017.

Factors affecting the increase in warranty claims were: (1) changes in personnel that resulted in a less stringent application of the warranty claim policy, (2) allowing our independent sales representatives to submit a one-time clean-up of old warranty claims not previously submitted to the Company increased claims by approximately $1.0 million, (3) two specific job failures, involving multiple units, increased claims by approximately $1.1 million, and (4) paint department failures which increased claims by approximately $0.8 million. Claims related to the specific job and paint department failures may continue into 2018.

Income Taxes

	Years Ending December 31,		Effective Tax Rate
	2017	2016	2017	2016
	(in thousands)
Income tax provision	$19,994	$26,615	26.8%	33.3%

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. As a result of the changes provided under the Act, the Company adjusted its deferred tax assets and liabilities existing at the date of enactment using the newly enacted rates for the periods when they are expected to be realized. This remeasurement resulted in a benefit to income taxes of $4.4 million.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Our cash and cash equivalents decreased $19.5 million from December 31, 2017 to December 31, 2018. As of December 31, 2018, we had $2.0 million in cash and cash equivalents.

On July 26, 2018 we renewed our $30.0 million line of credit with BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there was one standby letter of credit of $1.3 million as of December 31, 2018. At December 31, 2018 we have $28.7 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

As of December 31, 2018 and 2017, there were no outstanding balances under the revolving credit facility. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The weighted average interest rate was 4.2% and 3.5% for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At December 31, 2018, our tangible net worth was $247.5 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.2 to 1.0 which meets the requirement of not being above 2 to 1.

The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The repurchase agreement expired on April 15, 2017. In May 2018, the Board authorized up to $15.0 million in open market repurchases and on May 18, 2018, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement expires on March 1, 2019. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	2018			2017			2016
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	252,272	$8,373,698	$33.19	8,676	$283,654	$32.69	165,598	$4,440,658	$26.82
401(k)	497,753	18,472,442	37.11	467,580	16,336,084	34.94	540,501	14,875,850	27.52
Directors and employees	33,751	1,096,625	32.49	45,878	1,614,425	35.19	30,072	823,446	27.38
Total	783,776	$27,942,765	$35.65	522,134	$18,234,163	$34.92	736,171	$20,139,954	$27.36

	Inception to Date
Program	Shares	Total $	$ per share
Open market	4,095,767	$69,605,813	$16.99
401(k)	7,047,776	100,541,247	14.27
Directors and employees	1,953,261	18,374,658	9.41
Total	13,096,804	$188,521,718	$14.39

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2019 and the foreseeable future.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows used in financing activities for the years indicated.

	2018	2017	2016
	(in thousands)
Operating Activities
Net Income	$42,572	$54,498	$53,376
Income statement adjustments, net	28,233	20,362	18,996
Changes in assets and liabilities:
Accounts receivable	(2,832)	(7,516)	7,048
Income tax receivable	(4,461)	4,596	(1,537)
Inventories	(5,598)	(23,698)	(9,478)
Prepaid expenses and other	(528)	98	(83)
Accounts payable	(1,176)	3,043	654
Deferred revenue	412	258	417
Accrued liabilities	(1,766)	6,353	(5,470)
Net cash provided by operating activities	54,856	57,994	63,923
Investing Activities
Capital expenditures	(37,268)	(41,713)	(26,604)
Cash paid for business combination	(6,377)	—	—
Purchases of investments	(16,201)	(18,521)	(14,496)
Maturities of investments and proceeds from called investments	25,145	29,112	24,095
Other	66	70	80
Net cash used in investing activities	(34,635)	(31,052)	(16,925)
Financing Activities
Stock options exercised	4,987	2,259	2,063
Repurchase of stock	(26,846)	(16,620)	(19,317)
Employee taxes paid by withholding shares	(1,097)	(1,614)	(823)
Cash dividends paid to stockholders	(16,728)	(13,663)	(12,676)
Net cash used in financing activities	$(39,684)	$(29,638)	$(30,753)

Cash Flows from Operating Activities

Cash flows from operating activities decreased in 2017 primarily due to increased purchases of raw material during the year arising from stocking of parts needed for the water-source heat pump line. Additionally, the Company began stocking water-source heat pump units which resulted in larger amounts of finished goods on hand at the end of the year. In 2018, the Company increased purchases of metals where lower prices could be obtained in an effort to help manage our material costs.

Cash Flows from Investing Activities

Cash flows used in investing activities increased primarily due our February 2018 business combination.

The capital expenditure program for 2019 is estimated to be approximately $40.0 million. The capital expenditures for 2019 relate to the completion of our R&D lab and water-source heat pump lines, along with expansion of our Tulsa facility. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows from Financing Activities

Cash flows used in financing activities increased due to open market buybacks following the May 2018 repurchase agreement.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Agreements

We had no material contractual purchase agreements as of December 31, 2018, except for one contractual purchase obligation for approximately $2.2 million that expires in December 2019.

Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. We have concluded that the likelihood is remote that the ultimate resolution of any pending litigation or claims will be material or have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Warranty – A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. Our product warranty policy is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and ten years on gas-fired heat exchangers in RL products (if applicable). Our warranty policy for the RQ series covers parts for two years from date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of manufacture. Warranty expense is estimated based on the warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue.

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

New Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will replace previous lease accounting guidance in U.S. GAAP. The ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The ASU retains a distinction between finance leases and operating leases. The ASU is effective for the Company beginning January 1, 2019.

The following ASUs have been issued in 2018 with the same effective dates and transition requirements:

•	ASU 2018-01, Land Easement Practical Expedient, which provides a relief from certain land easements held before the effective date.

•	ASU 2018-10, Leases: Codification Improvements, which provides clarification for various areas of Topic 842.

•
ASU 2018-11, Leases: Targeted Improvements, which provides clarification for several areas of Topic 842: comparative reporting requirements, an optional method of adoption (the transition method) and separating lease and non lease component for lessors.

•	ASU 2018-20, Leases: Narrow-Scope Improvement for Lessors, which provided clarification to lessors for sales taxes, variable payments and other costs.

The Company historically does not enter into numerous or material lease agreements to support its manufacturing operations. The Company typically enters into lease agreements that are less than a year and for leases on assets such as warehouse vehicles and office equipment.  The Company assumed a multi-year facility lease in the WattMaster acquisition.  The Company has completed the process of determining our contracts to which this new guidance applies. The Company does not expect this new guidance to have a significant impact on the consolidated financial statements due the non-material monetary amount of the total leased assets under the new applicable guidance. Furthermore, we have elected to apply the short-term lease accounting policy election to all short-term leases under the applicable guidance. Under the policy election the lessee does not recognize a short-term lease liability or right-of-use asset on its balance sheet.

The Company will elect the transition method, which becomes effective upon the date of adoption of ASU 2016-02 discussed above. The transition method allows entities to initially apply the new leases standard at the adoption date

(January 1, 2019) and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect the cumulative-effect adjustments to the opening balance to be immaterial to the financial statements as a whole.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements: Changes to the Disclosure Requirement for Fair Value Measurements. The ASU includes additional disclosure requirements for unrealized gains and losses for Level 3 fair value measurement and significant observable inputs used to develop Level 3 fair value measurements. The ASU is effective for the Company beginning after December 15, 2019. We do not expect ASU 2018-13 will have a material effect on our consolidated financial statements and notes thereto.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004

Tulsa, Oklahoma
February 28, 2019

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2018	2017
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$1,994	$21,457
Certificates of deposit	—	2,880
Investments held to maturity at amortized cost	—	6,077
Accounts receivable, net	54,078	50,338
Income tax receivable	6,104	1,643
Note receivable	27	28
Inventories, net	77,612	70,786
Prepaid expenses and other	1,046	518
Total current assets	140,861	153,727
Property, plant and equipment:
Land	3,114	2,233
Buildings	97,393	92,075
Machinery and equipment	212,779	184,316
Furniture and fixtures	16,597	13,714
Total property, plant and equipment	329,883	292,338
Less: Accumulated depreciation	166,880	149,963
Property, plant and equipment, net	163,003	142,375
Intangible assets, net	506	—
Goodwill	3,229	—
Note receivable, long-term	598	678
Total assets	$308,197	$296,780

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	10,616	10,967
Accrued liabilities	37,455	39,098
Total current liabilities	48,071	50,065
Deferred revenue	1,655	1,512
Deferred tax liabilities	10,826	7,977
Donations	146	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 51,991,242 and 52,422,801 issued and outstanding at December 31, 2018 and 2017, respectively	208	210
Additional paid-in capital	—	—
Retained earnings	247,291	237,016
Total stockholders’ equity	247,499	237,226
Total liabilities and stockholders’ equity	$308,197	$296,780

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ending December 31,
	2018	2017	2016
	(in thousands, except per share data)
Net sales	$433,947	$405,232	$383,977
Cost of sales	330,414	281,835	265,897
Gross profit	103,533	123,397	118,080
Selling, general and administrative expenses	47,755	49,249	38,506
(Gain) loss on disposal of assets	(12)	45	(20)
Income from operations	55,790	74,103	79,594
Interest income, net	196	298	292
Other (expense) income, net	(47)	91	105
Income before taxes	55,939	74,492	79,991
Income tax provision	13,367	19,994	26,615
Net income	$42,572	$54,498	$53,376
Earnings per share:
Basic	$0.81	$1.04	$1.01
Diluted	$0.81	$1.03	$1.00
Cash dividends declared per common share:	$0.32	$0.26	$0.24
Weighted average shares outstanding:
Basic	52,284,616	52,572,496	52,924,398
Diluted	52,667,939	53,078,734	53,449,754

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2015	53,012	$212	$—	$178,706	$178,918
Net income	—	—	—	53,376	53,376
Stock options exercised and restricted	375	2	2,061	—	2,063
stock awards granted, including tax benefits
Share-based compensation	—	—	4,357	—	4,357
Stock repurchased and retired	(736)	(3)	(6,418)	(13,719)	(20,140)
Dividends	—	—	—	(12,676)	(12,676)
Balance at December 31, 2016	52,651	211	—	205,687	205,898
Net income	—	—	—	54,498	54,498
Stock options exercised and restricted	293	1	2,258	—	2,259
stock awards granted
Share-based compensation	—	—	6,458	—	6,458
Stock repurchased and retired	(522)	(2)	(8,716)	(9,516)	(18,234)
Dividends	—	—	—	(13,653)	(13,653)
Balance at December 31, 2017	52,422	210	—	237,016	237,226
Net income	—	—	—	42,572	42,572
Stock options exercised and restricted	353	1	4,986	—	4,987
stock awards granted
Share-based compensation	—	—	7,374	—	7,374
Stock repurchased and retired	(784)	(3)	(12,360)	(15,580)	(27,943)
Dividends	—	—	—	(16,717)	(16,717)
Balance at December 31, 2018	51,991	$208	$—	$247,291	$247,499

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ending December 31,
	2018	2017	2016
Operating Activities	(in thousands)
Net income	$42,572	$54,498	$53,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,655	15,007	13,035
Amortization of bond premiums	13	47	249
Provision for losses on accounts receivable, net of adjustments	174	179	(25)
Provision for excess and obsolete inventories	152	264	625
Share-based compensation	7,374	6,458	4,357
(Gain) loss on disposition of assets	(12)	45	(20)
Foreign currency transaction loss (gain)	55	(59)	(22)
Interest income on note receivable	(27)	(25)	(28)
Deferred income taxes	2,849	(1,554)	825
Changes in assets and liabilities:
Accounts receivable	(2,832)	(7,516)	7,048
Income tax receivable	(4,461)	4,596	(1,537)
Inventories	(5,598)	(23,698)	(9,478)
Prepaid expenses and other	(528)	98	(83)
Accounts payable	(1,176)	3,043	654
Deferred revenue	412	258	417
Accrued liabilities and donations	(1,766)	6,353	(5,470)
Net cash provided by operating activities	54,856	57,994	63,923
Investing Activities
Capital expenditures	(37,268)	(41,713)	(26,604)
Cash paid in business combination	(6,377)	—	—
Proceeds from sale of property, plant and equipment	13	10	28
Investment in certificates of deposits	(7,200)	(5,280)	(4,112)
Maturities of certificates of deposits	10,080	7,912	10,560
Purchases of investments held to maturity	(9,001)	(13,241)	(10,384)
Maturities of investments	14,570	19,700	10,021
Proceeds from called investments	495	1,500	3,514
Principal payments from note receivable	53	60	52
Net cash used in investing activities	(34,635)	(31,052)	(16,925)
Financing Activities
Borrowings under revolving credit facility	—	—	761
Payments under revolving credit facility	—	—	(761)
Stock options exercised	4,987	2,259	2,063
Repurchase of stock	(26,846)	(16,620)	(19,317)
Employee taxes paid by withholding shares	(1,097)	(1,614)	(823)
Cash dividends paid to stockholders	(16,728)	(13,663)	(12,676)
Net cash used in financing activities	(39,684)	(29,638)	(30,753)
Net (decrease) increase in cash and cash equivalents	(19,463)	(2,696)	16,245
Cash and cash equivalents, beginning of year	21,457	24,153	7,908
Cash and cash equivalents, end of year	$1,994	$21,457	$24,153

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

1.  Business Description

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation and AAON Coil Products, Inc., a Texas corporation (collectively, the “Company”). The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries.

We are engaged in the engineering, manufacturing, marketing and sale of air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps and coils.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits and highly liquid, interest-bearing money market funds. The Company’s cash and cash equivalents are held in a few financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.

Investments

Certificates of Deposit

We held no certificates of deposit at December 31, 2018 and $2.9 million in certificates of deposit at December 31, 2017.

Investments Held to Maturity

At December 31, 2018, we held no investments. We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

The following summarizes the amortized cost and estimated fair value of our investments held to maturity at December 31, 2017:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
December 31, 2017:
Current assets:
Investments held to maturity	$6,077	$—	$(6)	$6,071
Non current assets:
Investments held to maturity	—	—	—	—
Total	$6,077	$—	$(6)	$6,071

We evaluate these investments for other-than-temporary impairments on a quarterly basis. We do not believe there was an other-than-temporary impairment for our investments at December 31, 2017.

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

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 3%, 4%, and 4% of revenues for the years ended December 31, 2018, 2017, and 2016, respectively. One customer, Texas AirSystems, accounted for 10% or more of our sales during 2018, 2017, or 2016.  No customer accounted for 5% or more of our accounts receivable balance at December 31, 2018 or 2017.

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

Fair Value Financial Instruments and Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of the items. The carrying amount of the Company’s revolving line of credit, and other payables, approximate their fair values either due to their short term nature, the variable rates associated with the debt or based on current rates offered to the Company for debt with similar characteristics.

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

Intangible Assets

Our intangible assets include various trademarks, service marks and technical knowledge acquired in our February 2018 business combination (see Note 4). We amortize our intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at December 31, 2018 is deductible for income tax purposes.

Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

To perform this assessment, we first consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit does not exceed its carrying amount, we calculate the fair value for the reporting unit and compare the amount to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered to be impaired and the goodwill balance is reduced by the difference between the fair value and carrying amount of the reporting unit.

We performed a qualitative assessment as of December 31, 2018 to determine whether it was more likely than not that the fair value of the reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of the reporting unit was more likely than not greater than the carrying value of the reporting unit.

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

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2018, 2017, and 2016 research and development costs amounted to approximately $13.5 million, $13.0 million, and $12.0 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2018, 2017, and 2016 was approximately $0.8 million, $1.7 million, and $1.4 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2018, 2017, and 2016 shipping and handling fees amounted to approximately $12.6 million, $11.4 million, and $10.3 million, respectively.

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

The Company recognizes revenue when it satisfies the performance obligation in its contracts. Most of the Company’s products are highly customized, cannot be resold to other customers and the cost of rework to be resold is not economical. The Company has a formal cancellation policy and generally does not accept returns on these units. As a result, many of the Company’s products do not have an alternative use and therefore, for these products we recognize revenue over the time it takes to produce the unit. For all other products that are part sales or standardized units, we satisfy the performance obligation when the title and risk of ownership pass to the customer, generally at time of shipment. Final sales prices are fixed based on purchase orders. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates. Sales of our products are moderately seasonal with the peak period being July - November of each year.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our representatives was $47.8 million, $51.8 million, and $55.0 million for each of the years ended December 31, 2018, 2017, and 2016, respectively.

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

Product Warranties

A provision is made for the estimated cost of maintaining product warranties to customers at the time the product is sold based upon historical claims experience by product line. The Company records a liability and an expense for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the liability and expense in the current year.

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

3. Revenue Recognition

Disaggregated net sales by major source:

	Years Ending December 31,
	2018	2017	2016
	(in thousands)
Rooftop Units	$333,105	$317,414	$309,641
Condensing Units	18,282	19,276	13,987
Air Handlers	21,905	22,570	19,792
Outdoor Mechanical Rooms	2,408	3,238	4,515
Water Source Heat Pumps	14,660	9,911	5,835
Part Sales	26,732	20,756	20,374
Other	16,855	12,067	9,833
Net Sales	$433,947	$405,232	$383,977

Other sales include freight, extended warranties and miscellaneous revenue.

Disaggregated units sold by major source:

	Years Ending December 31,
	2018	2017	2016
Rooftop Units	15,273	16,003	16,764
Condensing Units	2,007	2,252	1,639
Air Handlers	2,500	2,577	2,114
Outdoor Mechanical Rooms	38	64	65
Water Source Heat Pumps	5,334	2,485	316
Total Units	25,152	23,381	20,898

4. Business Combination

On February 28, 2018, we closed on the purchase of substantially all of the assets of WattMaster Controls, Inc., (“WattMaster”). The assets acquired consisted primarily of intellectual property, receivables, inventory and fixed assets. The Company also hired substantially all of the WattMaster employees. These assets and workforce will allow us to accelerate the development of our own electronic controllers for air distribution systems.  We funded the business combination with available cash of $6.0 million. In May 2018, we paid the final working capital settlement of $0.4 million with available cash. We have included the results of WattMaster’s operations in our consolidated financial statements beginning March 1, 2018.

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

5. Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	December 31,
	2018	2017
	(in thousands)
Accounts receivable	$54,342	$50,457
Less: Allowance for doubtful accounts	(264)	(119)
Total, net	$54,078	$50,338

	Years Ending December 31,
	2018	2017	2016
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$119	$90	$115
Provisions for losses on accounts receivable, net of adjustments	174	179	(25)
Accounts receivable written off, net of recoveries	(29)	(150)	—
Balance, end of period	$264	$119	$90

6. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2018	2017
	(in thousands)
Raw materials	$67,995	$57,784
Work in process	4,060	5,957
Finished goods	6,767	8,163
	78,822	71,904
Less: Allowance for excess and obsolete inventories	(1,210)	(1,118)
Total, net	$77,612	$70,786

	Years Ending December 31,
	2018	2017	2016
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,118	$1,382	$757
Provisions for excess and obsolete inventories	152	102	625
Inventories written off	(60)	(366)	—
Balance, end of period	$1,210	$1,118	$1,382

7. Intangible Assets

Our intangible assets consist of the following:

	December 31,
	2018	2017
	(in thousands)
Intellectual property	$700	$—
Less: Accumulated amortization	(194)	—
Total, net	$506	$—

Amortization expense recorded in cost of sales is as follows:

	Years Ending December 31,
	2018	2017	2016
	(in thousands)
Amortization expense	$194	$—	$—

8.  Note Receivable

In connection with the closure of our Canadian facility on May 18, 2009, we sold land and a building in September 2010 and assumed a note receivable from the borrower secured by the property. The C$1.1 million, 15 year note has an interest rate of 4.0% and is payable to us monthly, and has a C$0.6 million balloon payment due in October 2025. Interest payments are recognized in interest income.

We evaluate the note for impairment on a quarterly basis. We determine the note receivable to be impaired if we are uncertain of its collectability based on the contractual terms. At December 31, 2018 and 2017, there was no impairment.

9.  Supplemental Cash Flow Information

	Years Ending December 31,
	2018	2017	2016
Supplemental disclosures:	(in thousands)
Interest paid	$6	$—	$—
Income taxes paid, net	14,979	16,951	27,353
Non-cash investing and financing activities:
Non-cash capital expenditures	481	832	270

10. Warranties

The Company has warranties with various terms from 18 months for parts to 25 years for certain heat exchangers. The Company has an obligation to replace parts if conditions under the warranty are met. A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the warranty accrual are as follows:

	Years Ending December 31,
	2018	2017	2016
Warranty accrual:	(in thousands)
Balance, beginning of period	$10,483	$7,936	$8,469
Payments made	(7,869)	(8,686)	(4,134)
Provisions	9,669	11,233	3,601
Change in estimate	(862)	—	—
Balance, end of period	$11,421	$10,483	$7,936

Warranty expense:	$8,807	$11,233	$3,601

The change in estimate relates to the Company’s failure rate calculation. In reviewing claims data, the Company noted specific claims that were the result of an isolated incident and not representative of the Company’s historical performance or representative of expected future claims. As such, these claims were accounted for as a specific accrual for warranty liability and excluded from our failure rate that the Company utilizes in estimating future claims.

11. Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	December 31,
	2018	2017
	(in thousands)
Warranty	$11,421	$10,483
Due to representatives	11,024	13,086
Payroll	4,182	4,456
Profit sharing	1,835	2,034
Workers' compensation	567	593
Medical self-insurance	1,207	725
Customer prepayments	2,367	2,838
Donations	150	588
Employee vacation time	3,173	2,688
Other	1,529	1,607
Total	$37,455	$39,098

12. Revolving Credit Facility

Our revolving credit facility, as amended, provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there was one standby letter of credit totaling $1.3 million as of December 31, 2018. Borrowings available under the revolving credit facility at December 31, 2018, were $28.7 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. As of December 31, 2018 and 2017, we had no balance outstanding under our revolving credit facility. The revolving credit facility expires on July 26, 2021. At December 31, 2018 and 2017, the weighted average interest rate was 4.2% and 3.5%, respectively.

At December 31, 2018, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At December 31, 2018 our tangible net worth was $247.5 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.2 to 1.0, which meets the requirement of not being above 2 to 1.

13.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ending December 31,
	2018	2017	2016
	(in thousands)
Current	$10,518	$21,548	$25,790
Deferred	2,849	(1,554)	825
Total	$13,367	$19,994	$26,615

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ending December 31,
	2018	2017	2016

Federal statutory rate	21%	35%	35%
State income taxes, net of federal benefit	6%	5%	5%
Remeasurement of deferred taxes	—%	(6)%	—%
Domestic manufacturing deduction	—%	(3)%	(3)%
Excess tax benefits	(2)%	(3)%	(3)%
Other	(1)%	(1)%	(1)%
	24%	27%	33%

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Major changes under the Act include the following:

•	Reducing the corporate rate to 21 percent

•	Doubling bonus depreciation to 100 percent for five years

•	Further limitations on executive compensation deductions

•	Eliminating the domestic manufacturing deduction

As a result of these changes, the Company adjusted its deferred tax assets and liabilities in 2017 using the newly enacted rates for the periods when they are expected to be realized. The remeasurement in 2017 resulted in a benefit to income taxes of $4.4 million. The new bonus depreciation provisions resulted in the Company taking $3.2 million of bonus depreciation in 2017. The Company also has historically taken the domestic manufacturing deduction. The Company will no longer receive the benefit of this deduction which typically has lowered our effective tax rate by 3.0%.

The Company sometimes has executive compensation that exceeds the $1.0 million limitation. Typically the limit is exceeded due to the volume of stock activity performed by the executives during the year. The limit could also be exceeded by the Chief Executive Officer receiving the maximum amount under our executive annual cash incentive bonus plan. Any compensation that exceeded this limitation in 2018 and in the future will be a permanent difference and cause an increase to our income tax provision.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred income tax assets (liabilities):
Accounts receivable and inventory reserves	$401	$318
Warranty accrual	3,105	2,698
Other accruals	2,445	1,395
Share-based compensation	1,697	1,432
Donations	80	152
Other, net	851	698
Total deferred income tax assets	8,579	6,693
Property & equipment	(19,405)	(14,670)
Total deferred income tax liabilities	$(19,405)	$(14,670)
Net deferred income tax liabilities	$(10,826)	$(7,977)

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2014 to present, and to non-U.S. income tax examinations for the tax years 2014 to present. In addition, we are subject to state and local income tax examinations for tax years 2014 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

14.  Share-Based Compensation

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provided an additional 3.3 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards, in addition to the shares from the previous plan, the 1992 Plan. Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with a five year vesting schedule. Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan (“2016 Plan”) which provides for approximately 6.4 million shares, comprised of 3.4 million new shares provided for under the 2016 Plan, approximately 0.4 million shares that were available for issuance under the previous LTIP that are now authorized for issuance under the 2016 Plan, and an additional 2.6 million shares that were approved by the stockholders on May 15, 2018. Under the 2016 Plan, shares can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalent rights, and other awards. Under the 2016 Plan, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant. The 2016 Plan is administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as is designated by the Board of Directors (the “Committee”). Membership on the Committee is limited to independent directors. The Committee may delegate certain duties to one or more officers of the Company as provided in the 2016 Plan. The Committee determines the persons to whom awards are to be made, determines the type, size and terms of awards, interprets the 2016 Plan, establishes and revises rules and regulations relating to the 2016 Plan and makes any other determinations that it believes necessary for the administration of the 2016 Plan.

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2018 is $14.3 million and is expected to be recognized over a weighted-average period of 2.29 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2018, 2017, and 2016 using a Black Scholes-Merton Model:

	2018	2017	2016

Director and Officers:
Expected dividend yield	$0.26	$0.26	$0.22
Expected volatility	29.73%	30.81%	41.19%
Risk-free interest rate	2.20%	1.90%	2.00%
Expected life (in years)	5.00	5.00	7.68
Employees:
Expected dividend yield	$0.26	$0.26	$0.25
Expected volatility	29.82%	30.67%	34.50%
Risk-free interest rate	2.51%	1.89%	1.73%
Expected life (in years)	5.00	5.00	5.69

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

The following is a summary of stock options vested and exercisable as of December 31, 2018:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$5.67 - 32.80	456,223	5.72	$20.25	$6,757
$32.85 - 34.10	42,552	7.47	33.95	47
$34.15 - 42.94	17,202	8.30	35.19	7
Total	515,977	5.95	$21.88	$6,811

The following is a summary of stock options vested and exercisable as of December 31, 2017:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.54 - 22.76	424,130	4.36	$12.41	$10,303
$23.57 - 32.85	107,456	8.31	30.10	709
$32.90 - 37.30	25,725	9.19	34.07	68
Total	557,311	5.35	$16.82	$11,080

The following is a summary of stock options vested and exercisable as of December 31, 2016:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.54 - 20.92	338,308	4.75	$8.03	$8,465
$20.96 - 26.50	71,928	8.56	22.50	759
Total	410,236	5.42	$10.57	$9,224

A summary of option activity under the plans is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2017	1,567,109	$25.27
Granted	1,480,490	34.49
Exercised	(282,598)	17.64
Forfeited or Expired	(319,152)	32.84
Outstanding at December 31, 2018	2,445,849	$30.77
Exercisable at December 31, 2018	515,977	$21.89

The total intrinsic value of options exercised during the year ended December 31, 2018, 2017, and 2016 was $5.4 million, $4.5 million, and $4.9 million, respectively. The cash received from options exercised during the year eneded December 31, 2018, 2017, and 2016 was $5.0 million, $2.3 million, and $2.1 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At December 31, 2018, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.1 million which is expected to be recognized over a weighted average period of 1.84 years.

A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2017	341,800	$25.52
Granted	112,075	32.20
Vested	(124,508)	23.61
Forfeited	(36,917)	28.37
Unvested at December 31, 2018	292,450	$28.54

A summary of share-based compensation is as follows for the years ending December 31, 2018, 2017, and 2016:

	2018	2017	2016
Grant date fair value of awards during the period:	(in thousands)
Options	$12,932	$3,699	$6,102
Restricted stock	3,609	4,217	3,147
Total	$16,541	$7,916	$9,249

	2018	2017	2016
Share-based compensation expense:	(in thousands)
Options	$4,181	$2,904	$1,681
Restricted stock	3,193	3,554	2,676
Total	$7,374	$6,458	$4,357

	2018	2017	2016
Income tax benefit related to share-based compensation:	(in thousands)
Options	$980	$1,413	$1,610
Restricted stock	353	1,051	458
Total	$1,333	$2,464	$2,068

15. Employee Benefits

Defined Contribution Plan - 401(k) - We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase.

The Plan was amended such that the Company matches 175% up to 6% of employee contributions of eligible compensation. Administrative expenses are paid for by Plan participants. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

For the years ended December 31, 2018, 2017, and 2016 we made contributions of $8.1 million, $6.1 million, and $5.9 million, respectively. The Company paid no administrative expenses for the years ended 2018 and 2017 and approximately $0.04 million for the year ended 2016.

Profit Sharing Bonus Plan - We maintain a discretionary profit sharing bonus plan under which approximately 10% of pre-tax profit is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees who are actively employed and working on the first and last days of the calendar quarter and who were employed full-time for at least three full months prior to the beginning of the calendar quarter. Profit sharing expense was $6.2 million, $8.4 million, and $9.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

16.  Stockholders’ Equity

Stock Repurchase - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. Effective May 24, 2016, the Board authorized up to $25.0 million in open market repurchases and on June 2, 2016, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase an aggregate amount of $25.0 million or a total of approximately 2.0 million shares from the open market. The repurchase agreement expired on April 15, 2017. In May 2018, the Board authorized up to $15.0 million in open market repurchases and on May 18, 2018, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement expires on March 1, 2019. The Company also has a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employee-participants. Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	2018			2017			2016
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	252,272	$8,373,698	$33.19	8,676	$283,654	$32.69	165,598	$4,440,658	$26.82
401(k)	497,753	18,472,442	37.11	467,580	16,336,084	34.94	540,501	14,875,850	27.52
Directors & employees	33,751	1,096,625	32.49	45,878	1,614,425	35.19	30,072	823,446	27.38
Total	783,776	$27,942,765	$35.65	522,134	$18,234,163	$34.92	736,171	$20,139,954	$27.36

	Inception to Date
Program	Shares	Total $	$ per share
Open market	4,095,767	$69,605,813	$16.99
401(k)	7,047,776	100,541,247	14.27
Directors & employees	1,953,261	18,374,658	9.41
Total	13,096,804	$188,521,718	$14.39

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 24, 2016	June 10, 2016	July 1, 2016	$0.11
November 9, 2016	December 2, 2016	December 23, 2016	$0.13
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16

We paid cash dividends of $16.7 million, $13.7 million, and $12.7 million in 2018, 2017, and 2016, respectively.

17.  Commitments and Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. We have concluded that the likelihood is remote that the ultimate resolution of any pending litigation or claims will be material or have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. At December 31, 2018, we had one material contractual purchase obligation for approximately $2.2 million that expires in December 2019.

18. New Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will replace previous lease accounting guidance in U.S. GAAP. The ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The ASU retains a distinction between finance leases and operating leases. The ASU is effective for the Company beginning January 1, 2019.

The following ASUs have been issued in 2018 with the same effective dates and transition requirements:

•	ASU 2018-01, Land Easement Practical Expedient, which provides a relief from certain land easements held before the effective date.

•	ASU 2018-10, Leases: Codification Improvements, which provides clarification for various areas of Topic 842.

•
ASU 2018-11, Leases: Targeted Improvements, which provides clarification for several areas of Topic 842: comparative reporting requirements, an optional method of adoption (the transition method) and separating lease and non lease component for lessors.

•	ASU 2018-20, Leases: Narrow-Scope Improvement for Lessors, which provided clarification to lessors for sales taxes, variable payments and other costs.

The Company historically does not enter into numerous or material lease agreements to support its manufacturing operations. The Company typically enters into lease agreements that are less than a year and for leases on assets such as warehouse vehicles and office equipment.  The Company assumed a multi-year facility lease in the WattMaster acquisition.  The Company has completed the process of determining our contracts to which this new guidance applies. The Company does not expect this new guidance to have a significant impact on the consolidated financial statements due to the non-material monetary amount of the total leased assets under the new applicable guidance. Furthermore, we have elected to apply the short-term lease accounting policy election to all short-term leases under the applicable guidance. Under the policy election the lessee does not recognize a short-term lease liability or right-of-use asset on its balance sheet.

The Company will elect the transition method, which becomes effective upon the date of adoption of ASU 2016-02 discussed above. The transition method allows entities to initially apply the new leases standard at the adoption date (January 1, 2019) and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect the cumulative-effect adjustments to the opening balance to be immaterial to the financial statements as a whole.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements: Changes to the Disclosure Requirement for Fair Value Measurements. The ASU includes additional disclosure requirements for unrealized gains and losses for Level 3 fair value measurement and significant observable inputs used to develop Level 3 fair value measurements. The ASU is effective for the Company beginning after December 15, 2019. We do not expect ASU 2018-13 will have a material effect on our consolidated financial statements and notes thereto.

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

19. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	2018	2017	2016
Numerator:	(in thousands, except share and per share data)
Net income	$42,572	$54,498	$53,376
Denominator:
Basic weighted average shares	52,284,616	52,572,496	52,924,398
Effect of dilutive stock options and restricted stock	383,323	506,238	525,356
Diluted weighted average shares	52,667,939	53,078,734	53,449,754
Earnings per share:
Basic	$0.81	$1.04	$1.01
Dilutive	$0.81	$1.03	$1.00
Anti-dilutive shares:
Shares	1,920,313	785,825	469,603

20.  Related Parties

The Company purchases some supplies from an entity controlled by the Company’s CEO. The Company sometimes makes sales to the CEO for parts. Additionally, the Company sells units to an entity owned by a member of the President's immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products. All related party transactions are made on standard Company terms. Following is a summary of transactions and balances with affiliates:

	Years Ending December 31,
	2018	2017	2016
	(in thousands)
Sales to affiliates	$1,442	$1,579	$1,671
Payments to affiliates	342	432	697

		December 31,
		2018	2017
		(in thousands)
Due from affiliates		$79	$9
Due to affiliates		—	—

21.  Subsequent Events

On January 31, 2019, the Board of Directors authorized the Company to grant up to (i) 77,434 shares of restricted stock and (ii) 840,000 stock options to non-officer employees, with such awards to be made on March 11, 2019, subject to eligibility requirements and other restrictions as set forth in the Company’s 2016 Plan.

Subsequent to December 31, 2018 and through February 25, 2019, the Company repurchased 5,799 shares for $0.2 million from the open market and 58,386 shares for $2.2 million from our 401(k) savings and investment plan.

22.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ending December 31, 2018 and 2017:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2018
Net sales	$99,082	$109,588	$112,937	$112,340
Gross profit	15,390	27,585	32,763	27,795
Net income	4,260	11,691	14,085	12,536
Earnings per share:
Basic	$0.08	$0.22	$0.27	$0.24
Diluted	$0.08	$0.22	$0.27	$0.24
2017
Net sales	$86,078	$101,326	$113,668	$104,160
Gross profit	24,986	31,678	35,658	31,075
Net income	10,217	13,794	14,717	15,770
Earnings per share:
Basic	$0.19	$0.26	$0.28	$0.30
Diluted	$0.19	$0.26	$0.28	$0.30

23. Segments

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. Sales of units represents the selling price of our units plus freight and other miscellaneous charges less any returns and allowances. Parts includes sales of purchased and fabricated parts including our coils along with the related freight and less any returns and allowances. The “Other” category in the table below includes certain sales cost and expenses that are not allocated to the reportable segments.

Asset information by segment is not easily identifiable or reviewed by the chief operating decision maker. As such, this information is not included below.

	Years Ending December 31,
	2018	2017	2016
	(in thousands)
Sales
Units	406,331	384,853	363,666
Parts - External	28,456	22,050	21,692
Parts - Inter-segment	29,385	29,293	25,406
Other	(840)	(1,671)	(1,381)
Eliminations	(29,385)	(29,293)	(25,406)
Net sales	433,947	405,232	383,977

Gross Profit
Units	108,214	128,571	120,940
Parts - External	13,215	9,377	9,967
Parts - Inter-segment	865	426	(105)
Other	(17,896)	(14,551)	(12,827)
Eliminations	(865)	(426)	105
Net gross profit	103,533	123,397	118,080

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2018.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

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

In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

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
February 28, 2019

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 14, 2019.

Code of Ethics

We adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, as well as other employees and directors. Our code of ethics can be found on our website at www.aaon.com. We will also provide any person without charge, upon request, a copy of such code of ethics. Requests may be directed to AAON, Inc., 2425 South Yukon Avenue, Tulsa, Oklahoma 74107, attention Scott M. Asbjornson, or by calling (918) 382-6242.

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 14, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 14, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item  407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of shareholders scheduled to be held May 14, 2019.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2018, 2017, or 2016.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 14, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (ii)
		(B)	Bylaws (i)
		(B-1)	Amendments of Bylaws (iii)

	(4)	(A)	Third Restated Revolving Credit and Term Loan Agreement and related documents (iv)

		(A-1)	Amendment Eleven to Third Restated Revolving Credit Loan Agreement (v)

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (vii)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (viii)

	(10.3)		AAON, Inc. 2016 Long-Term Incentive Plan (vi)

	(21)		List of Subsidiaries (ix)

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(101)	(INS)	XBRL Instance Document

	(101)	(SCH)	XBRL Taxonomy Extension Schema Document

	(101)	(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

	(101)	(DEF)	XBRL Taxonomy Extension Definition Linkbase Document

	(101)	(LAB)	XBRL Taxonomy Extension Label Linkbase Document

	(101)	(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	(i)		Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

	(ii)		Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

	(iii)		Incorporated herein by reference to our Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

	(iv)		Incorporated herein by reference to exhibit to our Form 8-K dated July 30, 2004.

	(v)		Incorporated herein by reference to exhibit to our Form 8-K dated July 27, 2016.

(vi)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-212863 dated August 2, 2016 and our Form S-8 Registration Statement No. 333-226512 dated August 2, 2018.

(vii)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 333-52824.

(viii)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915, Form S-8 Registration Statement No. 333-207737, and to our Form 8-K dated May 21, 2014.

(ix)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	February 28, 2019	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 28, 2019	/s/ Norman H. Asbjornson
Norman H. Asbjornson Chief Executive Officer and Director (principal executive officer)

Dated:	February 28, 2019	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer (principal financial officer)

Dated:	February 28, 2019	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Accounting Officer (principal accounting officer)

Dated:	February 28, 2019	/s/ Gary D. Fields
Gary D. Fields President and Director

Dated:	February 28, 2019	/s/ Angela E. Kouplen
Angela E. Kouplen Director

Dated:	February 28, 2019	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated:	February 28, 2019	/s/ Caron A. Lawhorn
Caron A. Lawhorn Director

Dated:	February 28, 2019	/s/ Stephen O. LeClair
Stephen O. LeClair Director

Dated:	February 28, 2019	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 28, 2019	/s/ Jack E. Short
Jack E. Short Director

Dated:	February 28, 2019	/s/ Luke A. Bomer
Luke A. Bomer Secretary

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our reports dated February 28, 2019, with respect to the consolidated financial statements and internal control over financial reporting in the Annual Report of AAON, Inc. on Form 10-K for the year ended December 31, 2018. We consent to the incorporation by reference of said reports in the Registration Statements of AAON, Inc. on Forms S-8 (File No. 333-151915, File No. 333-207737, File No. 333-212863 and File No. 333-226512).

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 28, 2019

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:	February 28, 2019
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:	February 28, 2019
/s/ Scott M. Asbjornson

Scott M. Asbjornson Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AAON, Inc. (the “Company”), on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Norman H. Asbjornson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and our results of operations.

Dated:	February 28, 2019
/s/ Norman H. Asbjornson

Norman H. Asbjornson Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AAON, Inc. (the “Company”), on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott M. Asbjornson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and our results of operations.

Dated:	February 28, 2019
/s/ Scott M. Asbjornson

Scott M. Asbjornson Chief Financial Officer