Form 10-Q
period 2019-03-31
AAON INC
filed 2019-05-02
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
Yes [✓]                                 No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]                                  No [✓]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AAON	NASDAQ

As of April 30, 2019, registrant had outstanding a total of 52,115,261 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2019	December 31, 2018
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$7,143	$1,994
Accounts receivable, net	58,688	54,078
Income tax receivable	4,756	6,104
Note receivable	27	27
Inventories, net	74,577	77,612
Prepaid expenses and other	1,607	1,046
Total current assets	146,798	140,861
Property, plant and equipment:
Land	3,114	3,114
Buildings	98,394	97,393
Machinery and equipment	215,928	212,779
Furniture and fixtures	17,079	16,597
Total property, plant and equipment	334,515	329,883
Less: Accumulated depreciation	167,863	166,880
Property, plant and equipment, net	166,652	163,003
Intangible assets, net	447	506
Goodwill	3,229	3,229
Right of use assets	1,796	—
Note receivable	603	598
Total assets	$319,525	$308,197

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	5,947	10,616
Accrued liabilities	38,053	37,455
Total current liabilities	44,000	48,071
Deferred tax liabilities	12,713	10,826
Other long-term liabilities	3,442	1,801
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,099,274 and 51,991,242 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	208	208
Additional paid-in capital	969	—
Retained earnings	258,193	247,291
Total stockholders' equity	259,370	247,499
Total liabilities and stockholders' equity	$319,525	$308,197

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share data)
Net sales	$113,822	$99,082
Cost of sales	88,029	83,692
Gross profit	25,793	15,390
Selling, general and administrative expenses	11,001	10,219
Loss (gain) on disposal of assets	284	(7)
Income from operations	14,508	5,178
Interest income, net	9	68
Other expense, net	(26)	(6)
Income before taxes	14,491	5,240
Income tax provision	3,589	980
Net income	$10,902	$4,260
Earnings per share:
Basic	$0.21	$0.08
Diluted	$0.21	$0.08
Weighted average shares outstanding:
Basic	51,992,150	52,433,902
Diluted	52,369,660	52,910,223

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2018	51,991	$208	$—	$247,291	$247,499
Net income	—	—	—	10,902	10,902
Stock options exercised and restricted	237	1	4,009	—	4,010
stock awards granted
Share-based compensation	—	—	2,030	—	2,030
Stock repurchased and retired	(129)	(1)	(5,070)	—	(5,071)
Balances at March 31, 2019	52,099	$208	$969	$258,193	$259,370

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2019	2018
Operating Activities	(in thousands)
Net income	$10,902	$4,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,914	4,129
Amortization of bond premiums	—	5
Provision for losses on accounts receivable, net of adjustments	115	(11)
Provision for excess and obsolete inventories	357	101
Share-based compensation	2,030	1,724
Loss (gain) on disposition of assets	284	(7)
Foreign currency transaction gain	(16)	3
Interest income on note receivable	(6)	9
Deferred income taxes	1,887	420
Changes in assets and liabilities:
Accounts receivable	(4,725)	(2,897)
Income taxes	1,348	(5,673)
Inventories	2,678	3,447
Prepaid expenses and other	(561)	(712)
Accounts payable	(5,730)	9,833
Deferred revenue	25	37
Accrued liabilities and donations	411	(3,924)
Net cash provided by operating activities	14,913	10,744
Investing Activities
Capital expenditures	(8,772)	(8,451)
Cash paid in business combination	—	(6,000)
Proceeds from sale of property, plant and equipment	52	6
Investment in certificates of deposits	—	(4,320)
Maturities of certificates of deposits	—	1,200
Purchases of investments held to maturity	—	(7,495)
Maturities of investments	—	4,230
Proceeds from called investments	—	395
Principal payments from note receivable	17	14
Net cash used in investing activities	(8,703)	(20,421)
Financing Activities
Stock options exercised	4,010	1,340
Repurchase of stock	(4,483)	(4,379)
Employee taxes paid by withholding shares	(588)	(568)
Net cash used in financing activities	(1,061)	(3,607)
Net increase (decrease) in cash and cash equivalents	5,149	(13,284)
Cash and cash equivalents, beginning of period	1,994	21,457
Cash and cash equivalents, end of period	$7,143	$8,173

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of AAON, Inc., a Nevada corporation, and our operating subsidiaries, all of which are wholly-owned, (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2018 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. All intercompany balances and transactions have been eliminated in consolidation.

We are engaged in the engineering, manufacturing, marketing and sale of air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils and controls.

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

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at March 31, 2019 is deductible for income tax purposes. Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

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

Disaggregated net sales by major source:

	Three months ended March 31,
	2019	2018
Rooftop Units	$88,343	$74,815
Condensing Units	4,050	4,281
Air Handlers	5,594	5,240
Outdoor Mechanical Rooms	482	973
Water Source Heat Pumps	5,844	4,387
Part Sales	6,490	5,960
Other	3,019	3,426
Net Sales	$113,822	$99,082

Disaggregated units sold by major source:

	Three months ended March 31,
	2019	2018
Rooftop Units	3,762	3,468
Condensing Units	394	411
Air Handlers	580	536
Outdoor Mechanical Rooms	11	14
Water Source Heat Pumps	2,289	1,614
Total Units	7,036	6,043

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $11.5 million and $11.6 million for the three months ended March 31, 2019 and 2018, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from six months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3. Business Combination

On February 28, 2018, we closed on the purchase of substantially all of the assets of WattMaster Controls, Inc., (“WattMaster”). The assets acquired consisted primarily of intellectual property, receivables, inventory and fixed assets. The Company also hired substantially all of the WattMaster employees. These assets and workforce have allowed us to accelerate the development of our own electronic controllers for air distribution systems.  We funded the business combination with available cash of $6.0 million. We paid the final working capital settlement of $0.4 million with available cash in May 2018. We have included the results of WattMaster's operations in our consolidated financial statements beginning March 1, 2018.

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

4.  Leases

We adopted ASU No. 2016-02, Leases (Topic 842), as amended, as of January 1, 2019, using the transition method, which becomes effective upon the date of adoption. The transition method allows entities to initially apply the new leases standard at the adoption date (January 1, 2019) and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We have also elected the short-term lease measurement and recognition exemption which does not require balance sheet presentation for short-term leases. The Company historically does not enter into numerous or material lease agreements to support its manufacturing operations. Furthermore, any lease agreements entered into are usually less than a year and for leases on non material assets such as warehouse vehicles and office equipment.

Adoption of the new standard resulted in the recording of additional lease right of use assets and lease liabilities of approximately $1.8 million, respectively, as of January 1, 2019, which mostly relates to the multi-year facility lease assumed in the 2018 WattMaster acquisition. The cumulative-effect adjustments to the opening balance was immaterial to the consolidated financial statements as a whole. The standard did not materially impact our consolidated net earnings or cash flows.

5.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Accounts receivable	$59,067	$54,342
Less: Allowance for doubtful accounts	(379)	(264)
Total, net	$58,688	$54,078

	Three months ended
	March 31, 2019	March 31, 2018
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$264	$119
Provisions for losses on accounts receivables, net of adjustments	115	(11)
Balance, end of period	$379	$108

6.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$67,519	$67,995
Work in process	3,131	4,060
Finished goods	5,494	6,767
	76,144	78,822
Less: Allowance for excess and obsolete inventories	(1,567)	(1,210)
Total, net	$74,577	$77,612

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,210	$1,118
Provisions for excess and obsolete inventories	357	101
Inventories written off	—	(10)
Balance, end of period	$1,567	$1,209

7.  Intangible Assets

Our intangible assets consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Intellectual property	$700	$700
Less: Accumulated amortization	(253)	(194)
Total, net	$447	$506

Amortization expense recorded in cost of sales is as follows:

	Three months ended
	March 31, 2019	March 31, 2018
	(in thousands)
Amortization expense	$59	$—

8.  Supplemental Cash Flow Information

	Three months ended
	March 31, 2019	March 31, 2018
Supplemental disclosures:	(in thousands)
Interest paid	$—	$5
Income taxes paid	$353	$6,232
Non-cash investing and financing activities:
Non-cash capital expenditures	$1,068	$733

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

Changes in the warranty accrual are as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Warranty accrual:	(in thousands)
Balance, beginning of period	$11,421	$10,483
Payments made	(1,106)	(1,222)
Provisions	1,109	1,527
Balance, end of period	$11,424	$10,788

Warranty expense:	$1,109	$1,527

10.  Accrued Liabilities

Accrued liabilities were comprised of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Warranty	$11,424	$11,421
Due to representatives	11,154	11,024
Payroll	4,659	4,182
Profit sharing	1,644	1,835
Worker's compensation	504	567
Medical self-insurance	1,010	1,207
Customer prepayments	1,725	2,367
Employee vacation time	3,563	3,173
Other	2,370	1,679
Total	$38,053	$37,455

11.  Revolving Credit Facility

Our revolving credit facility, as amended, provides for maximum borrowings of $30.0 million, which is provided by BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there is one standby letter of credit totaling $1.3 million. Borrowings available under the revolving credit facility at March 31, 2019 were $28.7 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at March 31, 2019 and December 31, 2018. The revolving credit facility expires on July 26, 2021.

As of March 31, 2019, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At March 31, 2019, our tangible net worth was $259.4 million and met the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.2 to 1, and met the requirement of not being above 2 to 1.

12.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended
	March 31, 2019	March 31, 2018
	(in thousands)
Current	$1,702	$560
Deferred	1,887	420
	$3,589	$980

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Federal statutory rate	21.0%	21.0%
State income taxes, net of Federal benefit	6.1	6.8
Excess tax benefits	(2.7)	(8.9)
Other	0.4	(0.2)
Effective tax rate	24.8%	18.7%

The Company's estimated annual 2019 effective tax rate, excluding discrete events, is approximately 27%. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2014 to present, and to non-U.S. income tax examinations for the tax years of 2014 to present. In addition, we are subject to state and local income tax examinations for the tax years 2014 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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

Options - The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2019 is $32.6 million and is expected to be recognized over a weighted average period of 4.23 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2019 and 2018 using a Black Scholes-Merton Model:

	Three months ended
	March 31, 2019	March 31, 2018
Directors and Officers:
Expected dividend rate	$0.32	$0.26
Expected volatility	29.54%	29.73%
Risk-free interest rate	2.40%	2.20%
Expected life (in years)	5.0	5.0

Employees:
Expected dividend rate	$0.32	$0.26
Expected volatility	29.54%	29.82%
Risk-free interest rate	2.40%	2.48%
Expected life (in years)	5.0	5.0

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

The following is a summary of stock options vested and exercisable as of March 31, 2019:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$6.13	-	$33.20	496,465	6.11	$22.56	$11,727
$33.40	-	$40.87	187,024	8.28	35.53	1,991
$41.37	-	$46.18	—	—	—	—
		Total	683,489	6.70	$26.11	$13,718

The following is a summary of stock options vested and exercisable as of March 31, 2018:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54	-	$32.80	486,601	5.19	$16.32	$11,036
$32.85	-	$34.10	65,054	5.64	34.06	322
$34.15	-	$39.00	9,193	8.90	34.45	42
		Total	560,848	5.30	$18.67	$11,400

A summary of option activity under the plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	2,445,849	$30.77
Granted	1,933,920	41.36
Exercised	(146,114)	27.43
Forfeited or Expired	(58,198)	34.33
Outstanding at March 31, 2019	4,175,457	$35.74
Exercisable at March 31, 2019	683,489	$26.11

The total intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $2.1 million and $1.6 million, respectively. The cash received from options exercised during the three months ended March 31, 2019 and 2018 was $4.0 million and $1.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At March 31, 2019, unrecognized compensation cost related to unvested restricted stock awards was approximately $8.9 million, which is expected to be recognized over a weighted average period of 2.93 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	292,450	$28.54
Granted	93,000	39.87
Vested	(50,620)	26.91
Forfeited	(2,578)	27.32
Unvested at March 31, 2019	332,252	$31.97

A summary of share-based compensation is as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Grant date fair value of awards during the period:	(in thousands)
Options	$19,944	$12,527
Restricted stock	3,708	2,114
Total	$23,652	$14,641

Share-based compensation expense:
Options	$1,225	$758
Restricted stock	805	966
Total	$2,030	$1,724

Income tax benefit/(deficiency) related to share-based compensation:
Options	$243	$301
Restricted stock	151	162
Total	$394	$463

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31, 2019	March 31, 2018
	(in thousands, except share and per share data)
Numerator:
Net income	$10,902	$4,260
Denominator:
Basic weighted average shares	51,992,150	52,433,902
Effect of dilutive stock options and restricted stock	377,510	476,321
Diluted weighted average shares	52,369,660	52,910,223
Earnings per share:
Basic	$0.21	$0.08
Diluted	$0.21	$0.08
Anti-dilutive shares:
Shares	1,927,727	1,676,773

15. Stockholders’ Equity

Stock Repurchase - The Board has authorized three stock repurchase programs for the Company. Al1 other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. In May 2018, the Board authorized up to $15.0 million in open market repurchases and on May 18, 2018, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement expired on March 1, 2019. In February 2019, the Board authorized up to $20.0 million in open market repurchases and on March 5, 2019, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement will expire on March 4, 2020.

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

Our repurchase activity is as follows:

	Three months ended March 31,
	2019			2018
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	5,799	$199,841	$34.46	—	$—	$—
401(k)	107,000	4,282,961	40.03	118,203	4,378,925	37.05
Directors and employees	15,705	588,053	37.44	15,492	559,688	36.13
Total	128,504	$5,070,855	$39.46	133,695	$4,938,613	$36.94

	Inception to date
Program	Shares	Total $	$ per share
Open market	4,101,566	$69,805,654	$17.02
401(k)	7,154,776	104,824,208	14.65
Directors and employees	1,968,966	18,962,711	9.63
Total	13,225,308	$193,592,573	$14.64

Subsequent to March 31, 2019 and through April 30, 2019, the Company repurchased 61,992 shares for $2.9 million from our 401(k) savings and investment plan.

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. At March 31, 2019, we had one material contractual purchase obligation for approximately $1.7 million that expires in December 2019.

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

The following is a summary of transactions and balance with affiliates:

	Three months ended
	March 31, 2019	March 31, 2018
	(in thousands)
Sales to affiliates	$50	$145
Payments to affiliates	127	10

	March 31, 2019	December 31, 2018
	(in thousands)
Due from affiliates	$1	$79
Due to affiliates	3	—

18. Segments

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. Sales of units represents the selling price of our units plus freight and other miscellaneous charges less any returns and allowances. Parts include sales of purchased and fabricated parts including our coils along with the related freight and less any returns and allowances. The “Other” category in the table below includes certain sales cost and expenses that are not allocated to the reportable segments.

Asset information by segment is not easily identifiable or reviewed by the chief operating decision maker. As such, this information is not included below.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Sales
Units	107,068	92,975
Parts - External	6,911	6,287
Parts - Inter-segment	7,922	7,284
Other	(157)	(180)
Eliminations	(7,922)	(7,284)
Net sales	113,822	99,082

Gross Profit
Units	26,543	16,540
Parts - External	3,684	3,029
Parts - Inter-segment	677	795
Other	(4,434)	(4,179)
Eliminations	(677)	(795)
Net gross profit	25,793	15,390

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and all provinces in Canada. Foreign sales were approximately $4.2 million of our total net sales for the three months just ended and $4.1 million of our sales during the same period of 2018.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. Our sales strategy is currently balanced between new construction and replacement applications. The new construction market in 2018 and through the first quarter of 2019 has been robust, but showing signs of uncertainty. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market has become volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the three months ended March 31, 2019, the price (twelve month trailing average) for galvanized steel, stainless steel and aluminum increased by approximately 15.6%, 9.0% and 4.6% (copper decreased by 1.1%) , respectively, as compared to the three months ended March 31, 2018.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

We continued construction of our three-story 134,000 square foot laboratory building with ten testing cells contained within it. This unique laboratory will have capabilities beyond anything known to exist in the world and will elevate AAON's research and design capabilities accordingly. Completion of this lab in 2019 will be a significant event.

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	We saw significant improvement in our gross margin during the first quarter.

•	Overall units sold increased approximately 16.4% for the three months ended as compared to the same period last year.

•	Our warranty expense has stabilized and we expect to see continued improvement in this area.

•
We invested $8.8 million in capital expenditures, continuing our work on projects such as our new research and development lab, water-source heat pump production line, as well as other internal development projects.

•	Our order intake level continued to support our high backlog.

Backlog

The following table shows our historical backlog levels:

3/31/2019	12/31/2018	3/31/2018
(in thousands)
$166,558	$151,767	$74,068

Results of Operations

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Units Sold

	Three Months Ended March 31,
	2019	2018

Rooftop Units	3,762	3,468
Condensing Units	394	411
Air Handlers	580	536
Outdoor Mechanical Rooms	11	14
Water Source Heat Pumps	2,289	1,614
Total Units	7,036	6,043

Net Sales

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except unit data)
Net sales	$113,822	$99,082	$14,740	14.9%
Total units	7,036	6,043	993	16.4%

Most of the increase in revenues is due to our price increases from 2018 with our unit sales increasing $14.1 million.

Cost of Sales

	Three Months Ended March 31,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Cost of sales	$88,029	$83,692	77.3%	84.5%
Gross profit	25,793	15,390	22.7%	15.5%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The Company saw improvement in its gross profit in the first quarter in 2019 compared to the previous first quarter in 2018. Material cost as a percent of sales is down for the first quarter 2019 due to stocking of raw materials at a lower cost point in 2018 and less scrap. Overhead as a percent of sales is also down for the first quarter of 2019 as the Company continues to monitor its headcount and try to increase efficiencies.

Twelve-month average raw material cost per pound as of March 31:

	2019	2018	% Change

Copper	$3.73	$3.77	(1.1)%
Galvanized Steel	$0.52	$0.45	15.6%
Stainless Steel	$1.33	$1.22	9.0%
Aluminum	$1.82	$1.74	4.6%

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Warranty	$1,109	$1,524	1.0%	1.5%
Profit Sharing	1,644	622	1.4%	0.6%
Salaries & Benefits	3,535	3,276	3.1%	3.3%
Stock Compensation	1,132	997	1.0%	1.0%
Advertising	220	222	0.2%	0.2%
Depreciation	311	218	0.3%	0.2%
Insurance	159	358	0.1%	0.4%
Professional Fees	730	782	0.6%	0.8%
Donations	115	498	0.1%	0.5%
Bad Debt Expense	115	(11)	0.1%	—%
Other	1,931	1,733	1.7%	1.7%
Total SG&A	$11,001	$10,219	9.7%	10.3%

The Company experienced a decrease in warranty claims paid of 9% in the first quarter of 2019 as compared to 2018. Our profit sharing expenses were up due to higher earnings.

Income Taxes

	Three Months Ended March 31,		Effective Tax Rate
	2019	2018	2019	2018
	(in thousands)
Income tax provision	$3,589	$980	24.8%	18.7%

The Company’s estimated annual 2019 effective tax rate, excluding discrete events, is expected to be approximately 27%. The Company had a larger excess tax benefit related to our stock awards in the first quarter of 2018 compared to 2019 that caused the effective rate for that quarter to be lower than expected.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash increased $5.1 million from December 31, 2018 to March 31, 2019 and totaled $7.1 million at March 31, 2019.

Under the line of credit with Bank of Oklahoma, there was one standby letter of credit of $1.3 million as of March 31, 2019. At March 31, 2019, we have $28.7 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at March 31, 2019 and December 31, 2018. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The termination date of the revolving credit facility is July 26, 2021.

At March 31, 2019, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At March 31, 2019, our tangible net worth was $259.4 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.2 to 1.0 which meets the requirement of not being above 2 to 1.

Authorizations - The Board has authorized three stock repurchase programs for the Company. Any other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases. In May 2018, the Board authorized up to $15.0 million in open market repurchases and on May 18, 2018, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement expired on March 1, 2019. In February 2019, the Board authorized up to $20.0 million in open market repurchases and on March 5, 2019, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement will expire on March 4, 2020.

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

Repurchase Activity

	Three months ended March 31,
	2019			2018
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	5,799	$199,841	$34.46	—	$—	$—
401(k)	107,000	4,282,961	40.03	118,203	4,378,925	37.05
Directors and employees	15,705	588,053	37.44	15,492	559,688	36.13
Total	128,504	$5,070,855	$39.46	133,695	$4,938,613	$36.94

	Inception to date
Program	Shares	Total $	$ per share
Open market	4,101,566	$69,805,654	$17.02
401(k)	7,154,776	104,824,208	14.65
Directors and employees	1,968,966	18,962,711	9.63
Total	13,225,308	$193,592,573	$14.64

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2019 and 2018. For additional details, see the consolidated financial statements.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating Activities
Net Income	$10,902	$4,260
Income statement adjustments, net	10,565	6,373
Changes in assets and liabilities:
Accounts receivable	(4,725)	(2,897)
Income taxes	1,348	(5,673)
Inventories	2,678	3,447
Prepaid expenses and other	(561)	(712)
Accounts payable	(5,730)	9,833
Deferred revenue	25	37
Accrued liabilities & donations	411	(3,924)
Net cash provided by operating activities	14,913	10,744
Investing Activities
Capital expenditures	(8,772)	(8,451)
Cash paid in business combination	—	(6,000)
Purchases of investments	—	(11,815)
Maturities of investments and proceeds from called investments	—	5,825
Other	69	20
Net cash used in investing activities	(8,703)	(20,421)
Financing Activities
Stock options exercised	4,010	1,340
Repurchase of stock	(4,483)	(4,379)
Employee taxes paid by withholding shares	(588)	(568)
Net cash used in financing activities	$(1,061)	$(3,607)

Cash Flows Provided by Operating Activities

Cash outflows from accounts payable increased as the Company shortened its payment cycle to pay invoices more quickly.

Cash Flows Used in Investing Activities

The capital expenditure program for 2019 is estimated to be approximately $40.0 million. The capital expenditures for 2019 relate to the completion of our R&D lab and water-source heat pump lines, along with expansion of our Tulsa facility. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

The Company invested excess cash flows in 2018 in investments along with completing a strategic business combination that allowed us to quickly develop our own electronic controllers for air distribution systems.

Cash Flows Used in Financing Activities

Stock options exercised increased due to the timing of employee exercises and increases in our stock price.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had one material contractual purchase obligation as of March 31, 2019 for approximately $1.7 million that expires in December 2019.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2019.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2018 Annual Report.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

In May 2018, the Board authorized up to $15.0 million in open market repurchases and on May 18, 2018, executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement expired on March 1, 2019. In February 2019, the Board authorized up to $20.0 million in open market repurchases and on March 5, 2019, the Company executed a repurchase agreement in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. The agreement will expire on March 4, 2020. We have repurchased a total of approximately 4.1 million shares under the stock buyback programs for an aggregate price of $69.8 million, or an average price of $17.02 per share. We purchased the shares at current market prices.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through March 31, 2019, we repurchased approximately 7.2 million shares for an aggregate price of $104.8 million, or an average price of $14.65 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. From inception through March 31, 2019, we repurchased approximately 2.0 million shares for an aggregate price of $19.0 million, or an average price of $9.63 per share. We purchased the shares at current market prices.

Repurchases during the first quarter of 2019 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2019	36,407	$35.44	36,407	—
February 2019	52,826	39.95	52,826	—
March 2019	39,271	42.97	39,271	—
Total	128,504	$39.46	128,504	—

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

AAON, INC.

Dated: 5/2/2019	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson Chief Executive Officer

Dated: 5/2/2019	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer