Form 10-Q
period 2019-06-30
AAON, INC.
filed 2019-08-01
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  0-18953
AAON, INC.
(Exact name of registrant as specified in its charter)

Nevada		87-0448736
(State or other jurisdiction		(IRS Employer
of incorporation or organization)		Identification No.)
2425 South Yukon Ave.,	Tulsa,	Oklahoma	74107
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

Large accelerated filer	[✓]	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                  No [✓]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AAON	NASDAQ

As of July 30, 2019, registrant had outstanding a total of 52,107,053 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2019	December 31, 2018
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$13,683	$1,994
Certificates of deposit	4,000	—
Accounts receivable, net	68,933	54,078
Income tax receivable	3,246	6,104
Note receivable	28	27
Inventories, net	77,044	77,612
Prepaid expenses and other	1,696	1,046
Total current assets	168,630	140,861
Property, plant and equipment:
Land	3,125	3,114
Buildings	99,193	97,393
Machinery and equipment	219,438	212,779
Furniture and fixtures	17,107	16,597
Total property, plant and equipment	338,863	329,883
Less: Accumulated depreciation	171,232	166,880
Property, plant and equipment, net	167,631	163,003
Intangible assets, net	389	506
Goodwill	3,229	3,229
Right of use assets	1,764	—
Note receivable	608	598
Total assets	$342,251	$308,197

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	7,885	10,616
Dividends payable	8,355	—
Accrued liabilities	42,713	37,455
Total current liabilities	58,953	48,071
Deferred tax liabilities	14,938	10,826
Other long-term liabilities	3,791	1,801
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,118,180 and 51,991,242 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	209	208
Additional paid-in capital	1,586	—
Retained earnings	262,774	247,291
Total stockholders' equity	264,569	247,499
Total liabilities and stockholders' equity	$342,251	$308,197

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Net sales	$119,437	$109,588	$233,259	$208,670
Cost of sales	89,262	82,003	177,291	165,695
Gross profit	30,175	27,585	55,968	42,975
Selling, general and administrative expenses	13,481	13,086	24,482	23,305
Loss (gain) on disposal of assets	6	(4)	290	(11)
Income from operations	16,688	14,503	31,196	19,681
Interest income, net	31	67	40	135
Other expense, net	17	12	(9)	6
Income before taxes	16,736	14,582	31,227	19,822
Income tax provision	3,775	2,891	7,364	3,871
Net income	$12,961	$11,691	$23,863	$15,951
Earnings per share:
Basic	$0.25	$0.22	$0.46	$0.30
Diluted	$0.25	$0.22	$0.45	$0.30
Cash dividends declared per common share:	$0.16	$0.16	$0.16	$0.16
Weighted average shares outstanding:
Basic	52,120,272	52,383,842	52,087,626	52,348,912
Diluted	52,747,199	52,717,787	52,589,845	52,754,045

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2018	51,991	$208	$—	$247,291	$247,499
Net income	—	—	—	23,863	23,863
Stock options exercised and restricted	384	2	7,683	—	7,685
stock awards granted
Share-based compensation	—	—	5,073	—	5,073
Stock repurchased and retired	(257)	(1)	(11,170)	—	(11,171)
Dividends	—	—	—	(8,380)	(8,380)
Balances at June 30, 2019	52,118	$209	$1,586	$262,774	$264,569

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2019	2018
Operating Activities	(in thousands)
Net income	$23,863	$15,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,760	8,438
Amortization of bond premiums	—	8
Provision for losses on accounts receivable, net of adjustments	128	89
Provision for excess and obsolete inventories	1,153	299
Share-based compensation	5,073	3,699
Loss (gain) on disposition of assets	290	(11)
Foreign currency transaction gain	(13)	15
Interest income on note receivable	(26)	14
Deferred income taxes	4,112	438
Changes in assets and liabilities:
Accounts receivable	(14,983)	(2,087)
Income taxes	2,858	(3,328)
Inventories	(585)	1,400
Prepaid expenses and other	(650)	(935)
Accounts payable	(2,592)	12,974
Deferred revenue	172	(931)
Accrued liabilities	5,312	213
Net cash provided by operating activities	35,872	36,246
Investing Activities
Capital expenditures	(16,784)	(25,925)
Cash paid in business combination	—	(6,377)
Proceeds from sale of property, plant and equipment	59	11
Investment in certificates of deposits	(6,000)	(7,200)
Maturities of certificates of deposits	2,000	4,560
Purchases of investments held to maturity	—	(9,001)
Maturities of investments	—	11,620
Proceeds from called investments	—	495
Principal payments from note receivable	28	16
Net cash used in investing activities	(20,697)	(31,801)
Financing Activities
Stock options exercised	7,685	2,299
Repurchase of stock	(10,191)	(11,539)
Employee taxes paid by withholding shares	(980)	(808)
Net cash used in financing activities	(3,486)	(10,048)
Net increase (decrease) in cash and cash equivalents	11,689	(5,603)
Cash and cash equivalents, beginning of period	1,994	21,457
Cash and cash equivalents, end of period	$13,683	$15,854

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

Investments

We held approximately $4 million in certificates of deposit at June 30, 2019. The certificates of deposit bear interest ranging from 2.25% to 2.30% per annum and have maturities of less than one month.

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

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at June 30, 2019 is deductible for income tax purposes. Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

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

Disaggregated net sales by major source:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Rooftop Units	$88,757	$83,665	$177,100	$158,480
Condensing Units	5,156	4,855	9,206	9,136
Air Handlers	6,033	6,553	11,627	11,793
Outdoor Mechanical Rooms	825	894	1,307	1,867
Water Source Heat Pumps	6,822	2,741	12,666	7,128
Part Sales	8,799	6,702	15,289	12,662
Other	3,045	4,178	6,064	7,604
Net Sales	$119,437	$109,588	$233,259	$208,670

Disaggregated units sold by major source:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Rooftop Units	3,797	4,175	7,559	7,643
Condensing Units	479	625	873	1,036
Air Handlers	537	818	1,117	1,354
Outdoor Mechanical Rooms	10	13	21	27
Water Source Heat Pumps	2,377	1,004	4,666	2,618
Total Units	7,200	6,635	14,236	12,678

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $10.2 million and $13.3 million for the three months ended June 30, 2019 and 2018, respectively and $21.7 million and $24.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

Adoption of the new standard resulted in the recording of additional lease right of use assets and lease liabilities of approximately $1.8 million as of January 1, 2019, which mostly relates to the multi-year facility lease assumed in the 2018 WattMaster acquisition. The cumulative-effect adjustments to the opening balance was immaterial to the consolidated financial statements as a whole. The standard did not materially impact our consolidated net earnings or cash flows.

5.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Accounts receivable	$69,325	$54,342
Less: Allowance for doubtful accounts	(392)	(264)
Total, net	$68,933	$54,078

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$379	$108	$264	$119
Provisions for losses on accounts receivables, net of adjustments	13	109	128	98
Accounts receivable written off, net of recoveries	—	(9)	—	(9)
Balance, end of period	$392	$208	$392	$208

6.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$71,348	$67,995
Work in process	3,133	4,060
Finished goods	4,913	6,767
	79,394	78,822
Less: Allowance for excess and obsolete inventories	(2,350)	(1,210)
Total, net	$77,044	$77,612

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,567	$1,209	$1,210	$1,118
Provisions for excess and obsolete inventories	796	217	1,153	318
Inventories written off	(13)	(19)	(13)	(29)
Balance, end of period	$2,350	$1,407	$2,350	$1,407

7.  Intangible Assets

Our intangible assets consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Intellectual property	$700	$700
Less: Accumulated amortization	(311)	(194)
Total, net	$389	$506

Amortization expense recorded in cost of sales is as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Amortization expense	$58	$78	$117	$78

8.  Supplemental Cash Flow Information

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$—	$5
Income taxes paid	$41	$451	$394	$6,683
Non-cash investing and financing activities:
Non-cash capital expenditures	$(1,232)	$(1,604)	$(164)	$(871)
Dividends declared	8,355	$8,400	$8,355	$8,400

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

Changes in the warranty accrual are as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Warranty accrual:	(in thousands)
Balance, beginning of period	$11,424	$10,788	$11,421	$10,483
Payments made	(2,071)	(2,504)	(3,177)	(3,723)
Provisions	2,313	3,174	3,422	4,698
Balance, end of period	$11,666	$11,458	$11,666	$11,458

Warranty expense:	$2,313	$3,174	$3,422	$4,698

10.  Accrued Liabilities

Accrued liabilities were comprised of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Warranty	$11,666	$11,421
Due to representatives	12,561	11,024
Payroll	6,333	4,182
Profit sharing	1,892	1,835
Worker's compensation	552	567
Medical self-insurance	876	1,207
Customer prepayments	2,273	2,367
Employee vacation time	3,701	3,173
Other	2,859	1,679
Total	$42,713	$37,455

11.  Revolving Credit Facility

Our revolving credit facility, as amended, provides for maximum borrowings of $30.0 million, which is provided by BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there is one standby letter of credit totaling $1.3 million. Borrowings available under the revolving credit facility at June 30, 2019 were $28.7 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at June 30, 2019 and December 31, 2018. The revolving credit facility expires on July 26, 2021.

As of June 30, 2019, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At June 30, 2019, our tangible net worth was $264.6 million and met the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1, and met the requirement of not being above 2 to 1.

12.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Current	$1,550	$2,873	$3,252	$3,433
Deferred	2,225	18	4,112	438
	$3,775	$2,891	$7,364	$3,871

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	5.2	6.8	5.6	6.8
Indian Depreciation	—	(4.4)	—	(3.2)
Excess tax benefits	(4.7)	(2.4)	(3.8)	(4.1)
Other	1.1	(1.2)	0.8	(1.0)
Effective tax rate	22.6%	19.8%	23.6%	19.5%

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. Major changes under the Act include the following:

•	Reducing the corporate rate to 21 percent

•	Doubling bonus depreciation to 100 percent for five years

•	Further limitations on executive compensation deductions

•	Eliminating the domestic manufacturing deduction
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

13. Share-Based Compensation

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provided an additional 3.3 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards, in addition to the shares from the previous plan, the 1992 Plan. Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with a five years vesting schedule. Under the LTIP, the exercise price of shares granted could not be less than 100% of the fair market value at the date of the grant.

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

Options - The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2019 is $29.1 million and is expected to be recognized over a weighted average period of 4.00 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2019 and 2018 using a Black Scholes-Merton Model:

	Six months ended
	June 30, 2019	June 30, 2018
Directors and Officers:
Expected dividend rate	$0.32	$0.26
Expected volatility	29.54%	29.73%
Risk-free interest rate	2.40%	2.20%
Expected life (in years)	5.0	5.0

Employees:
Expected dividend rate	$0.32	$0.26
Expected volatility	29.54%	29.82%
Risk-free interest rate	2.40%	2.48%
Expected life (in years)	5.0	5.0

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

The following is a summary of stock options vested and exercisable as of June 30, 2019:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$33.20	386,282	5.57	$21.63	$11,028
$33.40	-	$40.87	190,504	7.43	35.57	2,784
$41.37	-	$50.18	6,070	0.87	41.37	53
		Total	582,856	6.13	$26.39	$13,865

The following is a summary of stock options vested and exercisable as of June 30, 2018:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$4.54	-	$32.80	425,351	5.59	$17.47	$6,711
$32.85	-	$34.10	67,654	5.18	34.02	1
$34.15	-	$39.00	21,607	8.73	35.10	—
		Total	514,612	5.67	$20.39	$6,712

A summary of option activity under the plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	2,445,849	$30.77
Granted	1,944,820	41.39
Exercised	(282,735)	27.18
Forfeited or Expired	(225,525)	36.37
Outstanding at June 30, 2019	3,882,409	$36.02
Exercisable at June 30, 2019	582,856	$26.39

The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $5.0 million and $3.2 million, respectively. The cash received from options exercised during the six months ended June 30, 2019 and 2018 was $7.7 million and $2.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At June 30, 2019, unrecognized compensation cost related to unvested restricted stock awards was approximately $8.5 million, which is expected to be recognized over a weighted average period of 3.00 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	292,450	$28.54
Granted	112,018	40.92
Vested	(106,644)	27.21
Forfeited	(11,243)	33.52
Unvested at June 30, 2019	286,581	$33.68

A summary of share-based compensation is as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Grant date fair value of awards during the period:	(in thousands)
Options	$127	$53	$20,071	$12,580
Restricted stock	876	1,247	4,584	3,361
Total	$1,003	$1,300	$24,655	$15,941

Share-based compensation expense:
Options	$2,057	$1,368	$3,282	$2,126
Restricted stock	986	607	1,791	1,573
Total	$3,043	$1,975	$5,073	$3,699

Income tax benefit/(deficiency) related to share-based compensation:
Options	$488	$300	$731	$601
Restricted stock	304	57	455	219
Total	$792	$357	$1,186	$820

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands, except share and per share data)
Numerator:
Net income	$12,961	$11,691	$23,863	$15,951
Denominator:
Basic weighted average shares	52,120,272	52,383,842	52,087,626	52,348,912
Effect of dilutive stock options and restricted stock	626,927	333,945	502,219	405,133
Diluted weighted average shares	52,747,199	52,717,787	52,589,845	52,754,045
Earnings per share:
Basic	$0.25	$0.22	$0.46	$0.30
Diluted	$0.25	$0.22	$0.45	$0.30
Anti-dilutive shares:
Shares	1,898,078	2,161,244	1,912,902	1,919,008

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

Our repurchase activity is as follows:

	Six months ended June 30,
	2019			2018
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	5,799	$200	$34.46	104,155	$3,428	$32.91
401(k)	226,708	9,991	44.07	231,387	8,108	35.04
Directors and employees	24,065	980	40.73	23,140	811	35.03
Total	256,572	$11,171	$43.54	358,682	$12,347	$34.42

	Inception to date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,101,566	$69,806	$17.02
401(k)	7,274,484	110,532	15.19
Directors and employees	1,977,326	19,355	9.79
Total	13,353,376	$199,693	$14.95

Subsequent to June 30, 2019 and through July 30, 2019, the Company repurchased 29,437 shares for $1.5 million from our 401(k) savings and investment plan.

Dividends - At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16
May 20, 2019	June 3, 2019	July 1, 2019	$0.16

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. At June 30, 2019, we had one material contractual purchase obligation for approximately $1.1 million that expires in December 2019.

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

The following is a summary of transactions and balance with affiliates:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Sales to affiliates	$318	$447	$368	$592
Payments to affiliates	66	101	193	111

	June 30, 2019	December 31, 2018
	(in thousands)
Due from affiliates	$75	$79
Due to affiliates	—	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Sales
Units	110,253	102,691	217,321	195,666
Parts - External	9,348	7,092	16,259	13,379
Parts - Inter-segment	7,295	6,353	15,217	13,637
Other	(164)	(195)	(321)	(375)
Eliminations	(7,295)	(6,353)	(15,217)	(13,637)
Net sales	119,437	109,588	233,259	208,670

Gross Profit
Units	30,742	29,379	57,285	45,919
Parts - External	4,487	2,958	8,171	5,987
Parts - Inter-segment	168	(431)	845	364
Other	(5,054)	(4,752)	(9,488)	(8,931)
Eliminations	(168)	431	(845)	(364)
Net gross profit	30,175	27,585	55,968	42,975

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and all provinces in Canada. Foreign sales were approximately $7.8 million of our total net sales for the six months just ended and $6.3 million of our sales during the same period of 2018.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. Our sales strategy is currently balanced between new construction and replacement applications. The new construction market in 2018 and through the second quarter of 2019 has been robust, but showing signs of uncertainty. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of our raw materials have remained relatively consistent the past few years, but the market has become volatile and unpredictable as a result of the uncertainty related to the U.S. economy and a weakening global economy. For the six months ended June 30, 2019, the price (twelve month trailing average) for galvanized steel, stainless steel and aluminum increased by approximately 10.6%, 4.8% and 1.7%, respectively, and copper decreased by 2.9%, as compared to the six months ended June 30, 2018.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•	We saw improvement in our gross margin during the first quarter.

•	Overall units sold increased approximately 8.5% and 12.3% for the three and six months ended, respectively, as compared to the same period last year.

•
We invested $16.8 million in capital expenditures, continuing our work on projects such as our new research and development lab, water-source heat pump production line, as well as other internal development projects.

•	Our order intake level continued to support our high backlog.

Backlog

The following table shows our historical backlog levels:

6/30/2019	12/31/2018	6/30/2018
(in thousands)
$179,647	$151,767	$156,565

Results of Operations

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Units Sold

	Three months ended June 30,
	2019	2018

Rooftop Units	3,797	4,175
Condensing Units	479	625
Air Handlers	537	818
Outdoor Mechanical Rooms	10	13
Water Source Heat Pumps	2,377	1,004
Total Units	7,200	6,635

Net Sales

	Three months ended June 30,
	2019	2018	Change	% Change
	(in thousands, except unit data)
Net sales	$119,437	$109,588	$9,849	9.0%
Total units	7,200	6,635	565	8.5%

Our part sales account for 1.9% of the increase in net sales while our water source heat pumps account for 3.7% of the increase in net sales. The remaining increase comes from the price increases we implemented in 2018 and 2019.

Cost of Sales

	Three months ended June 30,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Cost of sales	$89,262	$82,003	74.7%	74.8%
Gross profit	30,175	27,585	25.3%	25.2%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. While the cost of some raw materials continue to increase, we are still maintaining our material cost due to prior purchases made when prices were lower.

Twelve-month average raw material cost per pound as of June 30:

	2019	2018	% Change

Copper	$3.71	$3.82	(2.9)%
Galvanized Steel	$0.52	$0.47	10.6%
Stainless Steel	$1.32	$1.26	4.8%
Aluminum	$1.82	$1.79	1.7%

Selling, General and Administrative Expenses

	Three months ended June 30,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Warranty	$2,313	$3,174	1.9%	2.9%
Profit Sharing	1,892	1,607	1.6%	1.5%
Salaries & Benefits	3,630	3,166	3.0%	2.9%
Stock Compensation	1,711	1,071	1.4%	1.0%
Advertising	130	212	0.1%	0.2%
Depreciation	381	216	0.3%	0.2%
Insurance	217	247	0.2%	0.2%
Professional Fees	300	591	0.3%	0.5%
Donations	749	205	0.6%	0.2%
Bad Debt Expense	13	110	—%	0.1%
Other	2,145	2,487	1.8%	2.3%
Total SG&A	$13,481	$13,086	11.3%	11.9%

Income Taxes

	Three months ended June 30,		Effective Tax Rate
	2019	2018	2019	2018
	(in thousands)
Income tax provision	$3,775	$2,891	22.6%	19.8%

The Company’s estimated annual 2019 effective tax rate, excluding discrete events, is expected to be approximately 27%.
In February 2018, the Bipartisan Budget Act of 2018 extended accelerated depreciation for business property on an Indian reservation. As a result, this additional depreciation became a current tax expense with the passing of this bill in 2018 and the Company received a benefit of approximately $0.6 million.

Results of Operations

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Units Sold

	Six months ended June 30,
	2019	2018

Rooftop Units	7,559	7,643
Condensing Units	873	1,036
Air Handlers	1,117	1,354
Outdoor Mechanical Rooms	21	27
Water Source Heat Pumps	4,666	2,618
Total Units	14,236	12,678

Net Sales

	Six months ended June 30,
	2019	2018	Change	% Change
	(in thousands, except unit data)
Net sales	$233,259	$208,670	$24,589	11.8%
Total units	14,236	12,678	1,558	12.3%

Our part sales account for 1.3% of the increase in net sales while our water source heat pumps account for 2.7% of the increase in net sales. The remaining increase comes from the price increases we implemented in 2018 and 2019.

Cost of Sales

	Six months ended June 30,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Cost of sales	$177,291	$165,695	76.0%	79.4%
Gross profit	55,968	42,975	24.0%	20.6%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The Company saw improvement in its gross profit in the six months ended June 30, 2019 compared to 2018. Material costs have maintained while the Company continues to improve its labor and overhead efficiencies.

Twelve-month average raw material cost per pound as of June 30:

	2019	2018	% Change

Copper	$3.71	$3.82	(2.9)%
Galvanized Steel	$0.52	$0.47	10.6%
Stainless Steel	$1.32	$1.26	4.8%
Aluminum	$1.82	$1.79	1.7%

Selling, General and Administrative Expenses

	Six months ended June 30,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Warranty	$3,422	$4,698	1.5%	2.3%
Profit Sharing	3,536	2,229	1.5%	1.1%
Salaries & Benefits	7,165	6,442	3.1%	3.1%
Stock Compensation	2,843	2,068	1.2%	1.0%
Advertising	350	434	0.2%	0.2%
Depreciation	692	434	0.3%	0.2%
Insurance	376	605	0.2%	0.3%
Professional Fees	1,030	1,373	0.4%	0.7%
Donations	864	703	0.4%	0.3%
Bad Debt Expense	128	99	0.1%	—%
Other	4,076	4,220	1.7%	2.0%
Total SG&A	$24,482	$23,305	10.5%	11.2%

The Company's warranty expense continues to improve after making significant quality control improvements in the past two years.

Income Taxes

	Six months ended June 30,		Effective Tax Rate
	2019	2018	2019	2018
	(in thousands)
Income tax provision	$7,364	$3,871	23.6%	19.5%

The Company’s estimated annual 2019 effective tax rate, excluding discrete events, is expected to be approximately 27%.
In February 2018, the Bipartisan Budget Act of 2018 extended accelerated depreciation for business property on an Indian reservation. As a result, this additional depreciation became a current tax expense with the passing of this bill in 2018 and the Company received a benefit of approximately $0.6 million.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash increased $15.7 million from December 31, 2018 to June 30, 2019 and totaled $17.7 million at June 30, 2019.

Under the line of credit with Bank of Oklahoma, there was one standby letter of credit of $1.3 million as of June 30, 2019. At June 30, 2019, we have $28.7 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at June 30, 2019 and December 31, 2018. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The termination date of the revolving credit facility is July 26, 2021.

At June 30, 2019, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At June 30, 2019, our tangible net worth was $264.6 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1.

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

Repurchase Activity

	Six months ended June 30,
	2019			2018
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	5,799	$200	$34.46	104,155	$3,428	$32.91
401(k)	226,708	9,991	44.07	231,387	8,108	35.04
Directors and employees	24,065	980	40.73	23,140	811	35.03
Total	256,572	$11,171	$43.54	358,682	$12,347	$34.42

	Inception to date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,101,566	$69,806	$17.02
401(k)	7,274,484	110,532	15.19
Directors and employees	1,977,326	19,355	9.79
Total	13,353,376	$199,693	$14.95

Dividends - At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16
May 20, 2019	June 3, 2019	July 1, 2019	$0.16

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2019 and 2018. For additional details, see the consolidated financial statements.

	Six months ended June 30,
	2019	2018
	(in thousands)
Operating Activities
Net Income	$23,863	$15,951
Income statement adjustments, net	22,477	12,989
Changes in assets and liabilities:
Accounts receivable	(14,983)	(2,087)
Income taxes	2,858	(3,328)
Inventories	(585)	1,400
Prepaid expenses and other	(650)	(935)
Accounts payable	(2,592)	12,974
Deferred revenue	172	(931)
Accrued liabilities & donations	5,312	213
Net cash provided by operating activities	35,872	36,246
Investing Activities
Capital expenditures	(16,784)	(25,925)
Cash paid in business combination	—	(6,377)
Purchases of investments	(6,000)	(16,201)
Maturities of investments and proceeds from called investments	2,000	16,675
Other	87	27
Net cash used in investing activities	(20,697)	(31,801)
Financing Activities
Stock options exercised	7,685	2,299
Repurchase of stock	(10,191)	(11,539)
Employee taxes paid by withholding shares	(980)	(808)
Net cash used in financing activities	$(3,486)	$(10,048)

Cash Flows Provided by Operating Activities

The Company manages cash needs through working capital rather than drawing on its line of credit. In 2018, the Company slowed vendor payments and benefited from more rapid customer payments to fund its Wattmaster acquisition and large equipment purchases. In 2019, the Company's cash needs have lessened while collections and payments cycles have resumed a more normal pattern.

Cash Flows Used in Investing Activities

The capital expenditure program for 2019 is estimated to be approximately $48.3 million. The capital expenditures for 2019 relate to the completion of our R&D lab and water-source heat pump lines, along with expansion of our Tulsa facility. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

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

Contractual Obligations

We had one material contractual purchase obligation as of June 30, 2019 for approximately $1.1 million that expires in December 2019.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2019.

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

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through June 30, 2019, we repurchased approximately 7.3 million shares for an aggregate price of $110.5 million, or an average price of $15.19 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. From inception through June 30, 2019, we repurchased approximately 2.0 million shares for an aggregate price of $19.4 million, or an average price of $9.79 per share. We purchased the shares at current market prices.

Repurchases during the second quarter of 2019 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2019	62,751	$47.15	62,751	—
May 2019	32,168	47.33	32,168	—
June 2019	33,149	48.33	33,149	—
Total	128,068	$47.50	128,068	—

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

AAON, INC.

Dated: 8/1/2019	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson Chief Executive Officer

Dated: 8/1/2019	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer