Form 10-Q
period 2019-09-30
AAON, INC.
filed 2019-10-31
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
Yes  ☑                                 No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☑                                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "small reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AAON	NASDAQ

As of October 29, 2019, registrant had outstanding a total of 52,097,581 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2019	December 31, 2018
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$28,373	$1,994
Accounts receivable, net	56,083	54,078
Income tax receivable	3,870	6,104
Note receivable	28	27
Inventories, net	80,623	77,612
Prepaid expenses and other	1,559	1,046
Total current assets	170,536	140,861
Property, plant and equipment:
Land	3,274	3,114
Buildings	99,705	97,393
Machinery and equipment	230,806	212,779
Furniture and fixtures	17,310	16,597
Total property, plant and equipment	351,095	329,883
Less: Accumulated depreciation	175,357	166,880
Property, plant and equipment, net	175,738	163,003
Intangible assets, net	331	506
Goodwill	3,229	3,229
Right of use assets	1,724	—
Note receivable	594	598
Total assets	$352,152	$308,197

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	11,118	10,616
Accrued liabilities	42,764	37,455
Total current liabilities	53,882	48,071
Deferred tax liabilities	15,034	10,826
Other long-term liabilities	3,669	1,801
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,119,295 and 51,991,242 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	209	208
Additional paid-in capital	2,680	—
Retained earnings	276,678	247,291
Total stockholders' equity	279,567	247,499
Total liabilities and stockholders' equity	$352,152	$308,197

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Net sales	$113,500	$112,937	$346,759	$321,607
Cost of sales	86,115	80,174	263,406	245,869
Gross profit	27,385	32,763	83,353	75,738
Selling, general and administrative expenses	12,994	13,190	37,476	36,495
Loss (gain) on disposal of assets	6	2	296	(9)
Income from operations	14,385	19,571	45,581	39,252
Interest income, net	9	36	49	171
Other (expense) income, net	(7)	5	(16)	11
Income before taxes	14,387	19,612	45,614	39,434
Income tax provision	560	5,527	7,924	9,398
Net income	$13,827	$14,085	$37,690	$30,036
Earnings per share:
Basic	$0.27	$0.27	$0.72	$0.57
Diluted	$0.26	$0.27	$0.72	$0.57
Cash dividends declared per common share:	$—	$—	$0.16	$0.16
Weighted average shares outstanding:
Basic	52,111,444	52,238,796	52,086,209	52,315,719
Diluted	52,722,127	52,627,541	52,624,583	52,715,390

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2018	51,991	$208	$—	$247,291	$247,499
Net income	—	—	—	37,690	37,690
Stock options exercised and restricted	494	2	11,281	—	11,283
stock awards granted
Share-based compensation	—	—	7,858	—	7,858
Stock repurchased and retired	(366)	(1)	(16,459)	—	(16,460)
Dividends	—	—	—	(8,303)	(8,303)
Balances at September 30, 2019	52,119	$209	$2,680	$276,678	$279,567

	Three Months Ended September 30, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2019	52,118	$209	$1,586	$262,774	$264,569
Net income	—	—	—	13,827	13,827
Stock options exercised and restricted	110	—	3,598	—	3,598
stock awards granted
Share-based compensation	—	—	2,785	—	2,785
Stock repurchased and retired	(109)	—	(5,289)	—	(5,289)
Dividends	—	—	—	77	77
Balances at September 30, 2019	52,119	$209	$2,680	$276,678	$279,567

	Nine Months Ended September 30, 2018
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2017	52,422	$210	$—	$237,016	$237,226
Net income	—	—	—	30,036	30,036
Stock options exercised and restricted	301	1	3,503	—	3,504
stock awards granted
Share-based compensation	—	—	5,614	—	5,614
Stock repurchased and retired	(513)	(2)	(9,117)	(9,241)	(18,360)
Dividends	—	—	—	(8,391)	(8,391)
Balances at September 30, 2018	52,210	$209	$—	$249,420	$249,629

	Three Months Ended September 30, 2018
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2018	52,290	$209	$—	$238,228	$238,437
Net income	—	—	—	14,085	14,085
Stock options exercised and restricted	75	—	1,205	—	1,205
stock awards granted
Share-based compensation	—	—	1,915	—	1,915
Stock repurchased and retired	(155)	—	(3,120)	(2,893)	(6,013)
Balances at September 30, 2018	52,210	$209	$—	$249,420	$249,629

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Operating Activities	(in thousands)
Net income	$37,690	$30,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,627	12,865
Amortization of bond premiums	—	11
Provision for losses on accounts receivable, net of adjustments	91	67
Provision for excess and obsolete inventories	1,003	55
Share-based compensation	7,858	5,614
Loss (gain) on disposition of assets	296	(9)
Foreign currency transaction gain	(17)	(20)
Interest income on note receivable	(19)	27
Deferred income taxes	4,208	864
Changes in assets and liabilities:
Accounts receivable	(2,096)	146
Income taxes	2,234	(649)
Inventories	(4,014)	(7,071)
Prepaid expenses and other	(513)	(792)
Accounts payable	782	4,328
Deferred revenue	263	(1,644)
Accrued liabilities	5,190	364
Net cash provided by operating activities	70,583	44,192
Investing Activities
Capital expenditures	(30,831)	(34,328)
Cash paid in business combination	—	(6,377)
Proceeds from sale of property, plant and equipment	68	11
Investment in certificates of deposits	(6,000)	(7,200)
Maturities of certificates of deposits	6,000	7,920
Purchases of investments held to maturity	—	(9,001)
Maturities of investments	—	13,320
Proceeds from called investments	—	495
Principal payments from note receivable	39	32
Net cash used in investing activities	(30,724)	(35,128)
Financing Activities
Stock options exercised	11,283	3,504
Repurchase of stock	(15,437)	(17,500)
Employee taxes paid by withholding shares	(1,023)	(860)
Cash dividends paid to stockholders	(8,303)	(8,400)
Net cash used in financing activities	(13,480)	(23,256)
Net increase (decrease) in cash and cash equivalents	26,379	(14,192)
Cash and cash equivalents, beginning of period	1,994	21,457
Cash and cash equivalents, end of period	$28,373	$7,265

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value is based upon assumptions that market participants would use when pricing an asset or liability. We use the following fair value hierarchy, which prioritizes valuation technique inputs used to measure fair value into three broad levels:

•Level 1: Quoted prices in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•Level 2: Inputs (other than quoted prices included within Level 1) that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability, and (iv) inputs that are derived from observable market data by correlation or other means.
•Level 3: Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. Items categorized in Level 3 include the estimated business combination fair values of property, plant and equipment, intangible assets and goodwill.

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

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at September 30, 2019 is deductible for income tax purposes. Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

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

Disaggregated net sales by major source:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Rooftop Units	$78,432	$86,498	$255,532	$244,978
Condensing Units	4,416	5,356	13,622	14,492
Air Handlers	6,523	5,686	18,150	17,479
Outdoor Mechanical Rooms	181	311	1,488	2,178
Water Source Heat Pumps	8,751	3,112	21,417	10,240
Part Sales	10,313	5,030	25,602	17,692
Other	4,884	6,944	10,948	14,548
Net Sales	$113,500	$112,937	$346,759	$321,607

Disaggregated units sold by major source:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Rooftop Units	3,520	4,053	11,079	11,696
Condensing Units	418	611	1,291	1,647
Air Handlers	552	713	1,669	2,067
Outdoor Mechanical Rooms	7	8	28	35
Water Source Heat Pumps	1,311	1,162	5,977	3,780
Total Units	5,808	6,547	20,044	19,225

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $12.7 million and $11.7 million for the three months ended September 30, 2019 and 2018, respectively and $34.4 million and $36.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Adoption of the new standard resulted in the recording of additional lease right of use assets and lease liabilities of approximately $1.8 million as of January 1, 2019, which mostly relates to the multi-year facility lease assumed in the 2018 WattMaster acquisition. The cumulative-effect adjustment to the opening balance was immaterial to the consolidated financial statements as a whole. The standard did not materially impact our consolidated net earnings or cash flows.

5.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Accounts receivable	$56,436	$54,342
Less: Allowance for doubtful accounts	(353)	(264)
Total, net	$56,083	$54,078

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$392	$208	$264	$119
Provisions for losses on accounts receivables, net of adjustments	(37)	(31)	91	67
Accounts receivable written off, net of recoveries	(2)	—	(2)	(9)
Balance, end of period	$353	$177	$353	$177

6.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$74,950	$67,995
Work in process	2,271	4,060
Finished goods	5,602	6,767
Total, gross	82,823	78,822
Less: Allowance for excess and obsolete inventories	(2,200)	(1,210)
Total, net	$80,623	$77,612

The related changes in the allowance for excess and obsolete inventories account are as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$2,350	$1,407	$1,210	$1,118
Provisions for excess and obsolete inventories	(150)	(263)	1,003	55
Inventories written off	—	(30)	(13)	(59)
Balance, end of period	$2,200	$1,114	$2,200	$1,114

7.  Intangible Assets

Our intangible assets consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Intellectual property	$700	$700
Less: Accumulated amortization	(369)	(194)
Total, net	$331	$506

Amortization expense recorded in cost of sales is as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Amortization expense	$58	$58	$175	$136

8.  Supplemental Cash Flow Information

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$—	$5
Income taxes paid	$1,116	$2,500	$1,510	$9,183
Non-cash investing and financing activities:
Non-cash capital expenditures	$(116)	$1,159	$(280)	$288

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

Changes in the warranty accrual are as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Warranty accrual:	(in thousands)
Balance, beginning of period	$11,666	$11,458	$11,421	$10,483
Payments made	(2,023)	(2,355)	(5,200)	(6,078)
Provisions	2,707	3,050	6,129	7,748
Balance, end of period	$12,350	$12,153	$12,350	$12,153

Warranty expense:	$2,707	$3,050	$6,129	$7,748

10.  Accrued Liabilities

Accrued liabilities were comprised of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Warranty	$12,350	$11,421
Due to representatives	11,890	11,024
Payroll	4,465	4,182
Profit sharing	1,613	1,835
Worker's compensation	619	567
Medical self-insurance	1,074	1,207
Customer prepayments	2,819	2,367
Employee vacation time	4,050	3,173
Other	3,884	1,679
Total	$42,764	$37,455

11.  Revolving Credit Facility

Our revolving credit facility ("BOK Revolver"), as amended, provides for maximum borrowings of $30.0 million, which is provided by BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there is one standby letter of credit totaling $1.3 million. Borrowings available under the revolving credit facility at September 30, 2019 were $28.7 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at September 30, 2019 and December 31, 2018. The revolving credit facility expires on July 26, 2021.

As of September 30, 2019, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At September 30, 2019, our tangible net worth was $279.6 million and met the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1, and met the requirement of not being above 2 to 1.

On October 24, 2019 we amended the BOK Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transaction (Note 16). This amendment also removed section 8.1.4 which required our Chief Executive Officer, Norman Asbjornson, to maintain ownership of 25% of the Company. As Mr. Norman Asbjornson does not currently, and has not for several years maintained this level of ownership, a limited waiver of default was also added to the amendment.

12.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Current	$464	$5,101	$3,716	$8,534
Deferred	96	426	4,208	864
	$560	$5,527	$7,924	$9,398

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	1.3	5.0	4.2	5.9
Amended Oklahoma tax returns	(4.5)	—	(2.0)	—
Excess tax benefits	(1.7)	(2.1)	(3.1)	(3.1)
Return to provision adjustments	(7.1)	4.2	(2.1)	0.5
Other	(5.1)	0.1	(0.6)	(0.5)
Effective tax rate	3.9%	28.2%	17.4%	23.8%

Upon completion of the Company's 2018 tax return, the Company recorded an additional benefit due to higher than expected research and development credit of $0.6 million. Historically, the Company has taken advantage of the Oklahoma Investment/New Jobs Credit ("OK Credit"). This OK Credit allows the Company to take a credit equal to 1% of eligible investments each year for five years, beginning with the year of investment. The Company determined it could take advantage of an additional 1% tax credit for years in which the Company's location was deemed to be within an enterprise zone. The additional OK Credit for being in an enterprise zone, or otherwise allowable under Oklahoma law resulted in a benefit of $0.3 million for 2018 and $0.9 million for our 2015, 2016 and 2017 amended returns, combined.

The Company's estimated annual 2019 effective tax rate, excluding discrete events, is approximately 24%. Our estimated effective tax rate for 2019 decreased due to the additional credit we expect to realize in Oklahoma. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. income tax examinations for tax years 2014 to present, and to non-U.S. income tax examinations for the tax years 2014 to present. In addition, we are subject to state and local income tax examinations for the tax years 2014 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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

Options - The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2019 is $26.8 million and is expected to be recognized over a weighted average period of 3.8 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2019 and 2018 using a Black Scholes-Merton Model:

	Nine months ended
	September 30, 2019	September 30, 2018
Directors and Officers:
Expected dividend rate	$0.32	$0.26
Expected volatility	29.54%	29.73%
Risk-free interest rate	2.40%	2.20%
Expected life (in years)	5.0	5.0

Employees:
Expected dividend rate	$0.32	$0.26
Expected volatility	29.54%	29.82%
Risk-free interest rate	2.39%	2.48%
Expected life (in years)	5.0	5.0

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

The following is a summary of stock options vested and exercisable as of September 30, 2019:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$33.20	350,549	5.29	$21.07	$8,717
$33.40	-	$40.87	124,622	7.79	35.63	1,284
$41.37	-	$50.68	4,070	0.67	41.37	19
		Total	479,241	5.90	$25.03	$10,020

The following is a summary of stock options vested and exercisable as of September 30, 2018:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$5.67	-	$32.80	362,715	5.54	$18.14	$7,132
$32.85	-	$33.80	5,484	4.08	33.18	25
$34.00	-	$40.60	81,417	5.87	34.32	283
		Total	449,616	5.58	$21.25	$7,440

A summary of option activity under the plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	2,445,849	$30.77
Granted	1,965,520	41.46
Exercised	(394,024)	28.63
Forfeited or Expired	(293,299)	36.71
Outstanding at September 30, 2019	3,724,046	$36.17
Exercisable at September 30, 2019	479,241	$25.03

The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $7.0 million and $5.0 million, respectively. The cash received from options exercised during the nine months ended September 30, 2019 and 2018 was $11.3 million and $3.5 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Restricted Stock - Since 2007, as part of the LTIP and since May 2016, as part of the 2016 Plan, the Compensation Committee of the Board of Directors has authorized and issued restricted stock awards to directors and key employees. Historically, restricted stock awards granted to directors vest at one-third each year. As of May 2019, all new restricted stock awards granted to directors vest ratably over each director's remaining elected term. All other restricted stock awards vest at a rate of 20% per year. The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends.

These awards are recorded at their fair value on the date of grant and compensation cost is recorded using straight-line vesting over the service period. At September 30, 2019, unrecognized compensation cost related to unvested restricted stock awards was approximately $7.6 million, which is expected to be recognized over a weighted average period of 2.8 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	292,450	$28.54
Granted	112,018	40.92
Vested	(109,514)	26.99
Forfeited	(12,103)	33.87
Unvested at September 30, 2019	282,851	$33.81

A summary of share-based compensation is as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Grant date fair value of awards during the period:	(in thousands)
Options	$244	$53	$20,315	$12,633
Restricted stock	—	18	4,584	3,379
Total	$244	$71	$24,899	$16,012

Share-based compensation expense:
Options	$1,874	$1,076	$5,156	$3,202
Restricted stock	911	839	2,702	2,412
Total	$2,785	$1,915	$7,858	$5,614

Income tax benefit/(deficiency) related to share-based compensation:
Options	$233	$379	$964	$980
Restricted stock	7	26	462	245
Total	$240	$405	$1,426	$1,225

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands, except share and per share data)
Numerator:
Net income	$13,827	$14,085	$37,690	$30,036
Denominator:
Basic weighted average shares	52,111,444	52,238,796	52,086,209	52,315,719
Effect of dilutive stock options and restricted stock	610,683	388,745	538,374	399,671
Diluted weighted average shares	52,722,127	52,627,541	52,624,583	52,715,390
Earnings per share:
Basic	$0.27	$0.27	$0.72	$0.57
Diluted	$0.26	$0.27	$0.72	$0.57
Anti-dilutive shares:
Shares	1,834,379	1,950,343	1,886,728	1,929,453

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

Our repurchase activity is as follows:

	Nine months ended September 30,
	2019			2018
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	5,799	$200	$34.46	116,289	$3,840	$33.02
401(k)	335,139	15,237	45.46	373,129	13,661	36.61
Directors and employees	24,948	1,023	41.00	24,457	860	35.15
Total	365,886	$16,460	$44.99	513,875	$18,361	$35.73

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,101,566	$69,806	$17.02
401(k)	7,382,915	115,778	15.68
Directors and employees	1,978,209	19,398	9.81
Total	13,462,690	$204,982	$15.23

Subsequent to September 30, 2019 and through October 29, 2019, the Company repurchased 27,532 shares for $1.3 million from our 401(k) savings and investment plan.

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

16. New Markets Tax Credit

On October 24, 2019, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “Project”). In connection with the NMTC transaction, the Company received a $23.0 million NMTC allocation for the Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.

Upon closing of the NMTC transaction, the Company provided an aggregate of approximately $15.9 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $15.9 million in proceeds plus capital contributed from the Investor was used to make an aggregate $22.5 million loan to a subsidiary of the Company. This financing arrangement is secured by equipment at the Company's Longview, Texas facilities and a guarantee from the Company, including an unconditional guarantee of NMTCs.

This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt.

The Investor is subject to 100 percent recapture of the NMTC it receives for a period of seven years, as provided in the Internal Revenue Code and applicable U.S. Treasury regulations in the event that the financing facility of the Borrower under the transaction (AAON Coil Products, Inc.) becomes ineligible for NMTC treatment per the Internal Revenue Code requirements. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Noncompliance with applicable requirements could result in the Investor’s projected tax benefits not being realized and, therefore, require the Company to indemnify the Investor for any loss or recapture of the NMTC related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. At September 30, 2019, we had one material contractual purchase obligation for approximately $3.4 million that expires in December 2020.

18.  Related Parties

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

The following is a summary of transactions and balance with affiliates:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Sales to affiliates	$338	$298	$706	$890
Payments to affiliates	32	48	225	159

	September 30, 2019	December 31, 2018
	(in thousands)
Due from affiliates	$119	$79
Due to affiliates	—	—

19. Segments

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. Sales of units represent the selling price of our units plus freight and other miscellaneous charges less any returns and allowances. Parts include sales of purchased and fabricated parts including our coils along with the related freight and less any returns and allowances. The “Other” category in the table below includes certain sales cost and expenses that are not allocated to the reportable segments.

Asset information by segment is not easily identifiable or reviewed by the chief operating decision maker. As such, this information is not included below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Sales
Units	$102,499	$104,957	$319,820	$300,623
Parts - External	11,028	8,321	27,287	21,700
Parts - Inter-segment	6,448	7,669	21,665	21,306
Other	(27)	(341)	(348)	(716)
Eliminations	(6,448)	(7,669)	(21,665)	(21,306)
Net sales	$113,500	$112,937	$346,759	$321,607

Gross Profit
Units	$27,713	$33,488	$84,998	$79,407
Parts - External	5,074	3,893	13,245	9,880
Parts - Inter-segment	44	(39)	889	325
Other	(5,402)	(4,618)	(14,890)	(13,549)
Eliminations	(44)	39	(889)	(325)
Net gross profit	$27,385	$32,763	$83,353	$75,738

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and all provinces in Canada. Foreign sales were approximately $11.5 million of our total net sales for the nine months just ended and $11.0 million of our sales during the same period of 2018.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. Our sales strategy is currently balanced between new construction and replacement applications. The new construction market in 2018 and through the third quarter of 2019 has been robust, but showing signs of uncertainty. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of most raw materials have started to decline in the past twelve months and we expect this trend to continue into 2020. For the nine months ended September 30, 2019, the price (twelve month trailing average) for galvanized steel increased by approximately 4.1% and copper and aluminum decreased by 2.7% and 1.1%, respectively, as compared to the nine months ended September 30, 2018.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

We continued construction of our three-story 134,000 square foot laboratory building with ten testing cells contained within it. This unique laboratory will have capabilities beyond anything known to exist in the world and will elevate AAON's research and design capabilities accordingly. We have started testing in our new laboratory building in 2019 and expect to have the laboratory fully operational in 2020 with the completion of our 100 ton and environmental testing chambers.

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•We continue to see improvement in our gross margin.
•Overall units sold decreased approximately 11.3% for the three months ended and increased 4.3% for the nine months ended, respectively, as compared to the same period last year.
•We invested $30.8 million in capital expenditures, continuing our work on projects such as our new research and development lab, water-source heat pump production line, and additional Salvagnini machines that will increase our sheet metal capacity.
•Our order intake level continued to support our high backlog.

Backlog

The following table shows our historical backlog levels:

9/30/2019	12/31/2018	9/30/2018
(in thousands)
$165,325	$151,767	$126,843

Results of Operations

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

Units Sold

	Three months ended September 30,
	2019	2018

Rooftop Units	3,520	4,053
Condensing Units	418	611
Air Handlers	552	713
Outdoor Mechanical Rooms	7	8
Water Source Heat Pumps	1,311	1,162
Total Units	5,808	6,547

Net Sales

	Three months ended September 30,
	2019	2018	Change	% Change
	(in thousands, except unit data)
Net sales	$113,500	$112,937	$563	0.5%
Total units	5,808	6,547	(739)	(11.3)%

Net sales for the three months ended are up mainly due to increases in part and water source heat pumps sales.

Cost of Sales

	Three months ended September 30,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Cost of sales	$86,115	$80,174	75.9%	71.0%
Gross profit	27,385	32,763	24.1%	29.0%

During the three months ended September 30, 2019, we experienced higher labor and engineering costs. Combined with the lower unit production as a result of decreased sheet metal production due to machine downtime our overall gross profit percentage decreased during the period. While the costs of some raw materials continue to increase, we continue to see over all raw material costs decrease, a trend we expect to continue into 2020.

Twelve-month average raw material cost per pound as of September 30:

	2019	2018	% Change

Copper	$3.67	$3.77	(2.7)%
Galvanized Steel	$0.51	$0.49	4.1%
Stainless Steel	$1.31	$1.31	—%
Aluminum	$1.80	$1.82	(1.1)%

Selling, General and Administrative Expenses

	Three months ended September 30,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Warranty	$2,707	$3,050	2.4%	2.7%
Profit Sharing	1,612	2,153	1.4%	1.9%
Salaries & Benefits	3,437	3,071	3.0%	2.7%
Stock Compensation	1,459	1,093	1.3%	1.0%
Advertising	146	176	0.1%	0.2%
Depreciation	400	223	0.4%	0.2%
Insurance	218	281	0.2%	0.2%
Professional Fees	693	448	0.6%	0.4%
Donations	155	102	0.1%	0.1%
Bad Debt Expense	(37)	(31)	—%	—%
Other	2,204	2,624	1.9%	2.3%
Total SG&A	$12,994	$13,190	11.4%	11.7%

The Company's warranty expense continues to improve after making significant quality control improvements in the past two years.

Income Taxes

	Three months ended September 30,		Effective Tax Rate
	2019	2018	2019	2018
	(in thousands)
Income tax provision	$560	$5,527	3.9%	28.2%

The Company’s estimated annual 2019 effective tax rate, excluding discrete events, is expected to be approximately 24%. Upon completion of the Company's 2018 tax return, the Company recorded additional benefit due to higher than expected research and development credit of $0.6 million. Historically, the Company has taken advantage of the Oklahoma Investment/New Jobs Credit ("OK Credit"). This OK Credit allows the Company to take a credit equal to 1% of eligible investments each year for five years, beginning with the year of investment. The Company determined it could take advantage of an additional 1% tax credit for years in which the Company's location was deemed to be within an enterprise zone. The additional OK Credit for being in an enterprise zone, or otherwise allowable under Oklahoma law, resulted in a benefit of $0.3 million for 2018 and $0.9 million for our 2015, 2016 and 2017 amended returns, combined.

Results of Operations

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

Units Sold

	Nine months ended September 30,
	2019	2018

Rooftop Units	11,079	11,696
Condensing Units	1,291	1,647
Air Handlers	1,669	2,067
Outdoor Mechanical Rooms	28	35
Water Source Heat Pumps	5,977	3,780
Total Units	20,044	19,225

Net Sales

	Nine months ended September 30,
	2019	2018	Change	% Change
	(in thousands, except unit data)
Net sales	$346,759	$321,607	$25,152	7.8%
Total units	20,044	19,225	819	4.3%

Total number of units sold increased by 4.3%. Our net sales increased by 7.8% mostly as a result of price increases we implemented in 2018 and 2019, part sales, and an increase in the number of water source heat pumps units sold.

Cost of Sales

	Nine months ended September 30,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Cost of sales	$263,406	$245,869	76.0%	76.5%
Gross profit	83,353	75,738	24.0%	23.5%

While the costs of some raw materials continue to increase, we continue to see overall raw material costs decrease, a trend we expect to continue into 2020. The Company continues to improve its labor and overhead efficiencies and expects that trend to continue as new sheet metal machines are placed into service in the last quarter of 2019 and early 2020.

Twelve-month average raw material cost per pound as of September 30:

	2019	2018	% Change

Copper	$3.67	$3.77	(2.7)%
Galvanized Steel	$0.51	$0.49	4.1%
Stainless Steel	$1.31	$1.31	—%
Aluminum	$1.80	$1.82	(1.1)%

Selling, General and Administrative Expenses

	Nine months ended September 30,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Warranty	$6,129	$7,748	1.8%	2.4%
Profit Sharing	5,148	4,382	1.5%	1.4%
Salaries & Benefits	10,602	9,513	3.1%	3.0%
Stock Compensation	4,302	3,161	1.2%	1.0%
Advertising	496	610	0.1%	0.2%
Depreciation	1,092	657	0.3%	0.2%
Insurance	594	886	0.2%	0.3%
Professional Fees	1,723	1,821	0.5%	0.6%
Donations	1,019	805	0.3%	0.3%
Bad Debt Expense	91	68	—%	—%
Other	6,280	6,844	1.8%	2.1%
Total SG&A	$37,476	$36,495	10.8%	11.3%

The Company's warranty expense continues to improve after making significant quality control improvements in the past two years.

Income Taxes

	Nine months ended September 30,		Effective Tax Rate
	2019	2018	2019	2018
	(in thousands)
Income tax provision	$7,924	$9,398	17.4%	23.8%

The Company’s estimated annual 2019 effective tax rate, excluding discrete events, is expected to be approximately 24%. Upon completion of the Company's 2018 tax return, the Company recorded additional benefit due to higher than expected research and development credit of $0.6 million. The Company determined it could take advantage of an additional 1% tax credit in Oklahoma for years in which the Company's location was deemed to be within an enterprise zone. The additional OK Credit for being in an enterprise zone, or otherwise allowable under Oklahoma law, resulted in a benefit of $0.3 million for 2018 and $0.9 million for our 2015, 2016 and 2017 amended returns, combined.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of our revolving credit facility.

Our cash increased $26.4 million from December 31, 2018 to September 30, 2019 and totaled $28.4 million at September 30, 2019.

Under the line of credit with Bank of Oklahoma, there was one standby letter of credit of $1.3 million as of September 30, 2019. At September 30, 2019, we have 28.7 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at September 30, 2019 and December 31, 2018. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The termination date of the revolving credit facility is July 26, 2021.

At September 30, 2019, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At September 30, 2019, our tangible net worth was $279.6 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1.

On October 24, 2019 we amended the BOK Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transaction (Note 16). This amendment also removed section 8.1.4 which required our Chief Executive Officer, Norman Asbjornson, to maintain ownership of 25% of the Company. As Mr. Norman Asbjornson does not currently, and has not for several years maintained this level of ownership, a limited waiver of default was also added to the amendment.

On October 24, 2019, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “Project”). In connection with the NMTC transaction, the Company received a $23.0 million NMTC allocation for the Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.

Upon closing of the NMTC transaction, the Company provided an aggregate of approximately $15.9 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $15.9 million in proceeds plus capital contributed from the Investor was used to make an aggregate $22.5 million loan to a subsidiary of the Company. This financing arrangement is secured by equipment at the Company's Longview, Texas facilities, and a guarantee from the Company, including an unconditional guarantee of NMTCs.

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

Repurchase Activity

	Nine months ended September 30,
	2019			2018
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	5,799	$200	$34.46	116,289	$3,840	$33.02
401(k)	335,139	15,237	45.46	373,129	13,661	36.61
Directors and employees	24,948	1,023	41.00	24,457	860	35.15
Total	365,886	$16,460	$44.99	513,875	$18,361	$35.73

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,101,566	$69,806	$17.02
401(k)	7,382,915	115,778	15.68
Directors and employees	1,978,209	19,398	9.81
Total	13,462,690	$204,982	$15.23

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2019 and 2018. For additional details, see the consolidated financial statements.

	Nine months ended September 30,
	2019	2018
	(in thousands)
Operating Activities
Net Income	$37,690	$30,036
Income statement adjustments, net	31,047	19,474
Changes in assets and liabilities:
Accounts receivable	(2,096)	146
Income taxes	2,234	(649)
Inventories	(4,014)	(7,071)
Prepaid expenses and other	(513)	(792)
Accounts payable	782	4,328
Deferred revenue	263	(1,644)
Accrued liabilities & donations	5,190	364
Net cash provided by operating activities	70,583	44,192
Investing Activities
Capital expenditures	(30,831)	(34,328)
Cash paid in business combination	—	(6,377)
Purchases of investments	(6,000)	(16,201)
Maturities of investments and proceeds from called investments	6,000	21,735
Other	107	43
Net cash used in investing activities	(30,724)	(35,128)
Financing Activities
Stock options exercised	11,283	3,504
Repurchase of stock	(15,437)	(17,500)
Employee taxes paid by withholding shares	(1,023)	(860)
Cash dividends paid to stockholders	(8,303)	(8,400)
Net cash used in financing activities	$(13,480)	$(23,256)

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

Cash Flows Used in Financing Activities

Stock options exercised increased due to the increase in the number of employee options exercised and increases in our stock price.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had one material contractual purchase obligation as of September 30, 2019 for approximately $3.4 million that expires in December 2020.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2019.

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

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through September 30, 2019, we repurchased approximately 7.4 million shares for an aggregate price of $115.8 million, or an average price of $15.68 per share. We purchased the shares at current market prices.

Periodically, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. From inception through September 30, 2019, we repurchased approximately 2.0 million shares for an aggregate price of $19.4 million, or an average price of $9.81 per share. We purchased the shares at current market prices.

Repurchases during the third quarter of 2019 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2019	31,219	$50.90	31,219	—
August 2019	30,420	46.51	30,420	—
September 2019	47,675	47.91	47,675	—
Total	109,314	$48.37	109,314	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 4A.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit #	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) our Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) our Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (iv) our Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2019 and 2018; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: October 31, 2019	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson Chief Executive Officer

Dated: October 31, 2019	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer