Form 10-K
period 2019-12-31
AAON, INC.
filed 2020-02-27
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

Commission file number:  0-18953

AAON, INC.
(Exact name of registrant as specified in its charter)

Nevada		87-0448736
(State or other jurisdiction		(IRS Employer
of incorporation or organization)		Identification No.)
2425 South Yukon Ave.,	Tulsa,	Oklahoma	74107
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (918) 583-2266
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AAON	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes        ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 ☐  Yes        ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒  Yes        ☐  No

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
 ☐  Yes        ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2019 was $2,035.2 million.

As of February 24, 2020, registrant had outstanding a total of 52,092,212 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 12, 2020, are incorporated into Part III.

Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “will”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, (4) general economic, market or business conditions, and (5) the correction of certain of our previously issued consolidated financial statements, which may affect investor confidence and raise reputational issues.

Explanatory Note

Error Correction Background

The Company noted errors in previously issued financial statements relating to share-based compensation expense for stock options and restricted stock awards held by retirement eligible employees and directors. See Note 2, Error Correction located in Part II, Item 8 - Financial Statements and Supplementary Data for further detail.

We do not believe that the errors are quantitatively material to any period presented in our prior financial statements. However, due to the qualitative nature of the matters identified in our review, including the number of years over which the errors occurred, we determined that it would be appropriate to correct the errors in our previously issued consolidated financial statements.

Accordingly, we have corrected certain information within this Annual Report on Form 10-K, including our consolidated financial statements at December 31, 2018 and for the years ended December 31, 2018 and December 31, 2017, selected financial data at and for the years ended December 31, 2016 and 2015, and the relevant unaudited interim financial information for the quarterly periods ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018 and the impacted amounts within the accompanying footnotes thereto.

Management has evaluated the effects of the error correction regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures and has concluded that a material weakness existed as of December 31, 2019. See Part II, Item 9A - Controls and Procedures for further details.

The following parts of this Form 10-K include discussion of or disclosure related to the error corrections:

•Part I, Item 1A - Risk Factors
•Part II, Item 6 - Selected Financial Data
•Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8 - Financial Statements and Supplementary Data
•Part II, Item 9A - Controls and Procedures

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

Products and Markets

Our products serve the commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market. Foreign sales accounted for approximately $14.8 million, $14.7 million, and $14.6 million of our sales in 2019, 2018, and 2017, respectively. As a percentage of sales, foreign sales accounted for approximately 3% , 3% and 4% of our net sales in each of those years, respectively.

Our rooftop and condensing unit markets primarily consist of units installed on commercial or industrial structures of generally less than ten stories in height. Our air handling units, self-contained units, geothermal/water-source heat pumps, chillers, packaged outdoor mechanical rooms and coils are suitable for all sizes of commercial and industrial buildings.

The size of these markets is determined primarily by the number of commercial and industrial building completions. The replacement market consists of products installed to replace existing units/components that are worn or damaged and products to upgrade certain components, such as low leakage dampers, high efficiency heat exchangers and modern controls components. Currently, over half of the industry’s market consists of replacement units.

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

Based on our 2019 sales of $469.3 million, we estimate that we have approximately a 10% share of the greater than five ton rooftop market and a 2% share of the less than five ton market. During 2019, approximately 50% of our sales were generated from the renovation and replacement markets and 50% from new construction. The percentage of sales for new construction vs. replacement to particular customers is related to the customer’s stage of development.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished products consist of a single unit system containing heating and cooling in a self-contained cabinet, referred to in the industry as “unitary products”. Our other finished products are chillers, packaged outdoor mechanical rooms, coils, air handling units, condensing units, makeup air units, energy recovery units, rooftop units, geothermal/water-source heat pumps and controls.

We offer four groups of rooftop units: the RQ Series, consisting of five cooling sizes ranging from two to six tons; the RN Series, offered in 28 cooling sizes ranging from six to 140 tons; the RL Series, which is offered in 21 cooling sizes ranging from 45 to 240 tons; and the RZ Series, which is offered in 15 cooling sizes ranging from 45 to 240 tons.

We also offer the SA, SB and M2 Series as indoor packaged, water-cooled or geothermal/water-source heat pump self-contained units with cooling capacities of three to 70 tons.

Our small packaged geothermal/water-source heat pump units consist of the WH Series horizontal configuration and WV Series vertical configuration, from one-half to 30 tons.

We manufacture a LF Series air-cooled chiller, a LN Series air-cooled chiller, and a LZ Series chiller and packaged outdoor mechanical room, which are available in both air-cooled condensing and evaporative-condensed configurations, covering a range of four to 540 tons. BL Series boiler outdoor mechanical rooms are also available with 400-6,000 MBH (1,000 BTU/hr) heating capacity. FZ Series fluid cooler outdoor mechanical rooms are also available with a range of 50 to 450 tons.

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

Our unitary products (RQ, RN, and CB Series) are certified with the AHRI in accordance with AHRI Standard AHRI 210/240 up to 5 tons capacity and AHRI Standard AHRI 340/360 up to 63 tons capacity.

Performance characteristics of our products range in cooling capacity from one-half to 540 tons and in heating capacity from 7,200 to 9,000,000 British Thermal Units ("BTUs"). Many of our units far exceed these minimum standards and are among the highest efficiency units currently available.

A typical commercial building installation requires one ton of air conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air conditioning, which can involve multiple units.

AAON designs and produces controls solutions for all of our HVAC units including roof top units, air handlers, chillers, and water source heat pumps. In addition, we provide controls for variable air volume systems associated with those units, as well as controls products for other HVAC related equipment. Our controls are easily configurable to provide a wide variety of HVAC unit application options, and we are able to customize our controls, where necessary, to meet unique customers’ requirements. Most of our controls are Underwriters Laboratories category ZPVI2 complaint and BACnet Testing Laboratories certified. In addition our economizer function is California Title 24 certified. All of these factors allow us to provide AAON controls with factory developed, approved and tested sequences of operation to optimize the performance of the AAON units.

Other AAON controls options include providing terminal blocks for field-installed controls and factory installed customer provided controls. With all these controls options available to us, we are able to use controls to help sell more AAON equipment. We also offer six control options: the Pioneer Silver, Pioneer Gold, Touchscreen Controller, Orion Controller, and terminal block for field installed controls, and factory installed customer provided controls.

Major Customers

One customer, Texas AirSystems, accounted for 10% or more of our sales during 2019, 2018, and 2017.

Sources and Availability of Raw Materials

The most important materials we purchase are steel, copper and aluminum. We also purchase from other manufacturers certain components, including compressors, electric motors and electrical controls used in our products. We attempt to obtain the lowest possible cost in our purchases of raw materials and components, consistent with meeting specified quality standards. We are not dependent upon any one source for raw materials or the major components of our manufactured products. By having multiple suppliers, we believe that we will have adequate sources of supplies to meet our manufacturing requirements for the foreseeable future.

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

Representatives

We employ a sales staff of 44 individuals and utilize approximately 63 independent manufacturer representatives’ organizations (“Representatives”) having 105 offices to market our products in the United States and Canada. We also have one international sales organization, which utilizes 19 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, Longview, Texas, or our Parkville, Missouri, facilities to the job site.

Our products and sales strategy focuses on niche markets. The targeted markets for our equipment are customers seeking products of better quality than those offered, and/or options not offered, by standardized manufacturers.

To support and service our customers and the ultimate consumer, we provide parts availability through our Representatives' sales offices, as well as our two Tulsa, Oklahoma AAON operated retail parts stores, to serve the local markets. We also have factory service organizations at each of our plants. Additionally, a number of the Representatives we utilize have their own service organizations, which, in connection with us, provide the necessary warranty work and/or normal service to customers.

Warranties

Our product warranty policy is:  the earlier of one year from the date of first use or 18 months from date of shipment for parts only, including controls; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and ten years on gas-fired heat exchangers in RL products (if applicable). Our warranty policy for the RQ series covers parts for two years from date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of manufacture.
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

All of our Research and Development (“R&D”) activities are self-sponsored, rather than customer-sponsored. R&D activities have involved the RQ, RN, RL and RZ (rooftop units), F1, H3, SA, V3, M2 and M3 (air handling units), LF, LN and LZ (chillers), CB, CF, CN and CL (condensing units), SA and SB (self-contained units), WH and WV

(water-source heat pumps), FZ (fluid coolers) and BL (boilers), as well as component evaluation and refinement, development of control systems and new product development. We incurred R&D expenses of approximately $14.8 million, $13.5 million, and $13.0 million in 2019, 2018, and 2017, respectively.

Our Norm Asbjornson Innovation Center ("NAIC") research and development laboratory facility that opened in 2019, includes many unique capabilities that to our knowledge exist nowhere else in the world. A few features of the NAIC include supply, return, and outside sound testing at actual load conditions, testing up to a 300 ton air conditioning system, testing of up to a 540 ton chiller system and 80 million BTU/hr of gas heating test capacity. Environmental application testing capabilities include -20 to 140°F testing conditions, up to 8 inches per hour rain testing, up to 2 inches per hour snow testing and up to 50 mph wind testing. We believe we have the largest sound-testing chamber in the world for testing heating and air conditioning equipment and are not aware of any similar labs that can do this testing while putting the equipment under full environmental load. The unique capabilities of the NAIC will enable AAON to lead the industry in the development of quiet, energy efficient commercial and industrial heating and air conditioning equipment.

Ten testing chambers within the NAIC allow AAON to meet and maintain AHRI and DOE certification and solidify the Company’s industry position as a technological leader in the manufacturing of HVAC equipment. Current voluntary industry certification programs and government regulations only go up to 63 tons of air conditioning as that is the largest environmental chamber currently available for testing.  The NAIC contains both a 100 ton and a 540 ton chamber, allowing us to uniquely prove to customers our capacity and efficiency on these larger units.

The NAIC was designed to test units well beyond the standard AHRI rating points and allows us to offer testing services on AAON equipment throughout range our of application.  This capability is vital for critical facilities where the units must perform properly and allows our customers to verify the performance of our units in advance, rather than after installation.  These same capabilities will enable AAON to develop new extended range of operation equipment and prove its capabilities.

Backlog

Our backlog as of February 1, 2020 was approximately $129.2 million, compared to approximately $147.0 million as of February 1, 2019. The current backlog consists of orders considered by management to be firm and our goal is to fill orders within approximately 60 to 90 days after an order is deemed to become firm; however, the orders are subject to cancellation by the customers in which case, cancellation charges apply up to the full price of the equipment.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation. Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $30 million and had no balance outstanding at December 31, 2019. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

Seasonality

Sales of our products are moderately seasonal with the peak period being July - November of each year due to timing of construction projects being directly related to warmer weather.

Competition

In the standardized market, we compete primarily with Lennox International, Inc., Trane (Ingersoll Rand Limited), York (Johnson Controls Inc.) and Carrier (United Technologies Corporation). All of these competitors are substantially larger and have greater resources than we do. Our products compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, reliability, product line recognition and acceptability of sales outlets. However, in new construction where the contractor is the purchasing decision maker, we are often at a competitive disadvantage because of the emphasis placed on initial cost. In the replacement market and other owner-

controlled purchases, we have a better chance of getting business since quality and long-term cost are generally taken into account.

Employees

As of February 11, 2020, we employed 2,290 direct employees and contract personnel. Our employees are not represented by unions. Management considers its relations with our employees to be good.

Patents, Trademarks, Licenses and Concessions

We do not consider any patents, trademarks, licenses or concessions to be material to our business operations, other than patents issued regarding our energy recovery wheel option, blower, gas-fired heat exchanger, evaporative-cooled condenser de-superheater and low leakage damper which have terms of 20 years with expiration dates ranging from 2020 to 2033.

Environmental Matters

Laws concerning the environment that affect or could affect our operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, regulations promulgated under these Acts and any other federal, state or local laws or regulations governing environmental matters.  We believe that we are in compliance with these laws and that future compliance will not materially affect our earnings or competitive position.

We also strive to protect the environment, work with suppliers who do the same and encompass sustainable business practices in our manufacturing operations. AAON is dedicated to leading the company into a bright sustainable future. We have joined Sustainable Tulsa, a local non-profit organization, in creating an AAON Scor3card to implement more sustainable processes throughout all company locations (Tulsa, Longview and Parkville). We recognize that sustainability is both profitable and economical.

Since 2014, we have changed out our lighting to a much more energy efficient system. 80% of our lighting was Metal Halide and 20% was fluorescent. Currently, we are about 80-90% LED, and 10-20% fluorescent. We will be 100% LED by the end of 2020. The combination of the LED upgrade with our advanced lighting control system, AAON saves about $400,000/year on electricity. We have also received a similar amount from power company rebates. These power savings equate to about 5,000,000 kWh saved per year. The LED lighting has also created a better work environment for our employees and requires less maintenance.

In addition to this, we have installed more energy efficient HVAC systems, air compressors and building insulation.
At the Tulsa facility, paper and metal recycling programs are in place. Numerous waste streams have been identified by our internal GoGreen employee committee that could be recycled, reused or reduced. We are also implementing a program to sort all our metals that has been identified to produce more profits. At the Longview facility, metal, cardboard and wood recycling. The metal recycling also includes sorting all metals for maximum rebates. At the Parkville facility, recycling efforts are currently being researched and pursued. We recover oil in our sheet metal manufacturing area, which is then recycled. Rags are washed and returned to us be used again, preventing them from entering a landfill.

AAON is also committed to designing and manufacturing innovative HVAC products of the highest quality, efficiency, and performance. Our water-source heat pump products recover otherwise wasted energy and employ it to cool, heat and provide dehumidification to a building, making it one of the most efficient and environmentally friendly systems. AAON packaged rooftop units with two stage compressors are optimized with high efficiency evaporator and condenser coils, and variable speed fans leading to an AHRI Certified performance up to 19.15 SEER and 20.2 IEER. AAON H3/V3 Series energy recovery wheel air handling units provide energy efficient 100% outside air ventilation by recovering energy that would otherwise be exhausted from a building. LZ Series packaged outdoor mechanical rooms are engineered to maximize the efficiency of the complete hydronic system - compressors, condenser, and evaporator. Factory installed 98% efficiency boilers with pumping packages are available for applications that require hot water. Energy saving waterside economizers are available for chilled water systems that require cooling at low ambient conditions.

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

From time to time in the past we derived a significant portion of our sales from a limited number of customers, and such concentration may continue in the future.  In 2019, 2018, and 2017, one customer, Texas AirSystems, accounted for more than 10% of our sales.  The loss of, or significant reduction in sales to, a major customer could have a material adverse effect on our results of operations, financial condition and cash flow.  Further, the addition of new major customers in the future could increase our customer concentration risks as described above.

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

In the fourth quarter of 2019, we identified a material weakness in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our outstanding stock to decline.

During the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting related to the appropriate policies and procedures in place to properly recognize share-based compensation for retirement eligible participants in our Long-Term Incentive Plans. For further information regarding this matter, please refer to Item 9A. Controls and Procedures.As a result of such weakness, management, with the oversight of the Audit Committee, determined to correct our consolidated financial statements at December 31, 2018 and for the years ended December 31, 2018 and December 31, 2017, selected financial data at and for the years ended December 31, 2016 and 2015, each of the unaudited quarterly periods for September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 31, 2018, June 30, 2018 and March 31, 2018 and the impacted amounts within the accompanying footnotes thereto.

Management’s ongoing assessment of internal control over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed. Any failure to improve our internal control over financial reporting to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors, which in turn, could adversely affect our business and the value of our outstanding stock.

We reached a determination to correct certain of our previously issued consolidated financial statements, which may affect investor confidence and raise reputational issues.

As discussed in the Explanatory Note preceding Item 1, Business, in Note 2, Error Correction, and in Note 25, Quarterly Results (Unaudited), in this Annual Report on Form 10-K, we reached a determination to correct our consolidated financial statements at December 31, 2018 and for the years ended December 31, 2018 and December 31, 2017, selected financial data at and for the year ended December 31, 2016 and 2015, and each of the unaudited quarterly periods September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 31, 2018, June 30, 2018 and March 31, 2018. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

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

We self-insure for employee health insurance and workers’ compensation insurance coverage up to a predetermined level, beyond which we maintain stop-loss insurance from a third-party insurer for claims over $225,000 and $750,000 for employee health insurance claims and workers’ compensation insurance claims, respectively. Our aggregate exposure varies from year to year based upon the number of participants in our insurance plans. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Our accruals for insurance reserves reflect these estimates and other management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we self-insure increases, it could cause a material and adverse change to our reserves for self-insurance liabilities, as well as to our earnings.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2019, we own all of our Tulsa, Oklahoma, and Longview, Texas, facilities, consisting of approximately 1.76 million square feet of space for office, manufacturing, warehouse, assembly operations and parts sales. We believe that our facilities are well maintained and are in good condition and suitable for the conduct of our business.

Our plant and office facilities in Tulsa, Oklahoma, consist of a 342,000 sq. ft. building (327,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue, and a 940,000 sq. ft. manufacturing/warehouse building and a 70,000 sq. ft. office building located on an approximately 85-acre tract of land across the street from the original facility (2440 South Yukon Avenue) (the “Tulsa facilities”).

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

In 2019, we opened our new engineering research and development laboratory at the Tulsa facilities, since named the Norman Asbjornson Innovation Center. The three-story 134,000 square foot stand alone facility is both an acoustical and a performance measuring laboratory. The new facility consists of ten test chambers allowing AAON to meet and maintain industry certifications. This facility is located West of the 940,000 sq. ft. manufacturing/warehouse building at 2425 South Yukon Avenue. The Norman Asbjornson Innovation Center is substantially complete and expected to reach full operational status in mid-2020.

In addition to a retail part store location at our Tulsa facilities, we also own a 13,500 sq. ft. stand alone building (7,500 sq. ft. warehouse and 6,000 sq. ft. office) which is utilized as an additional retail parts store to provide our customers more accessibly to our products. The building is on approximately one acre and is located at 9528 E 51st St in Tulsa, Oklahoma.

Our operations in Longview, Texas, are conducted in a plant/office building at 203-207 Gum Springs Road, containing 263,000 sq. ft. on 39 acres. The manufacturing area (approximately 256,000 sq. ft.) is located in three 120-foot wide sheet metal buildings connected by an adjoining structure. The remaining 7,000 square feet are utilized as office space. The facility is built for light industrial manufacturing.

In August 2019, construction began on a 220,000 sq. ft. building expansion adjacent to our current Longview, Texas facilities. The new building is expected to be completed in late 2020 and will be used for both coil warehouse storage and equipment manufacturing operations.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AAON”. The table below summarizes the intraday high and low reported sale prices for our common stock for the past two fiscal years. As of the close of business on February 24, 2020, there were 973 holders of record of our common stock.

Quarter Ended	High	Low

March 31, 2018	$40.25	$32.50
June 30, 2018	$39.03	$29.05
September 30, 2018	$43.30	$32.84
December 31, 2018	$44.90	$31.55

March 31, 2019	$46.69	$33.52
June 30, 2019	$52.50	$44.36
September 30, 2019	$53.27	$43.34
December 31, 2019	$51.07	$42.57

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16

The following is a summary of our share-based compensation plans as of December 31, 2019:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 2007 Long-Term Incentive Plan	270,427	$17.11	—
The 2016 Long-Term Incentive Plan	268,522	$34.11	2,565,799

Repurchases during the fourth quarter of 2019, which include repurchases from our open market, 401(k) and employee repurchase programs, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2019	30,725	$47.32	30,725	—
November 2019	20,201	49.93	20,201	—
December 2019	37,617	49.76	37,617	—
Total	88,543	$48.95	88,543	—

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return, the NASDAQ Composite and a peer group of U.S. industrial manufacturing companies in the air conditioning, ventilation, and heating exchange equipment markets from December 31, 2014 through December 31, 2019. The graph assumes that $100 was invested at the close of trading December 31, 2014, with reinvestment of dividends. Our peer group includes Lennox International, Inc., Ingersoll Rand Limited, Johnson Controls Inc., and United Technologies Corporation. This table is not intended to forecast future performance of our Common Stock.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2019

250
225
200
175
150
125
100
2014
2015
2016
2017
2018
2019
AAON Inc.
NASDAQ
Peer Group

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

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with our Financial Statements and Supplementary Data thereto included under Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7.

	Years Ended December 31,
Results of Operations:	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Net sales	$469,333	$433,947	$405,232	$383,977	$358,632
Net income (a)	$53,711	$42,329	$53,830	$53,020	$44,932
Earnings per share:
Basic (a)	$1.03	$0.81	$1.02	$1.00	$0.83
Diluted (a)	$1.02	$0.80	$1.01	$0.99	$0.82
Cash dividends declared per common share:	$0.32	$0.32	$0.26	$0.24	$0.22

	December 31,
Financial Position at End of Fiscal Year:	2019	2018	2017	2016	2015
	(in thousands)
Working capital (a)	$131,521	$93,167	$104,002	$102,287	$81,106
Total assets (a)	371,424	307,994	296,590	256,335	232,683
Revolving credit facility	—	—	—	—	—
New market tax credit obligation	6,320	—	—	—	—
Total stockholders’ equity (a)	290,140	249,443	238,925	208,410	181,124

(a) We have corrected previously reported consolidated financial data for fiscal years ended 2018, 2017, 2016 and 2015, as well as the related balance sheets. See Note 2, Error Correction, in Item 8, Financial Statements and Supplementary Data, for additional information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data.

Correction of an Error

We have corrected our previously issued consolidated financial statements contained in this Annual Report on Form 10-K. Refer to the Explanatory Note preceding Item 1, Business, for background on the correction, the fiscal periods impacted, control considerations, and other information.

In addition, we have changed certain previously reported financial information at December 31, 2018 and for the years ended December 31, 2018 and December 31, 2017 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section.

See Note 2, Error Correction, in Item 8, Financial Statements and Supplementary Data, for additional information related to the correction of an error.

Description of the Company

We engineer, manufacture, market and sell air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pump, coils and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2019 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum. We also purchase from other manufacturers certain components, including compressors, motors and electrical controls.

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. For the year ended December 31, 2019, the prices for copper, galvanized steel, stainless steel and aluminum decreased approximately 3.2%, 5.8%, 2.3% and 1.6%, respectively, from 2018. For the year ended December 31, 2018, the prices for copper, galvanized steel and stainless steel increased approximately 4.7%, 18.2%, 11.8% and 6.4%, respectively, from 2017.

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

The following are highlights of our results of operations, cash flows, and financial condition:

•We started to realize the price increases put in place in 2018 and early 2019.
•We saw improvement in our gross margin despite sheet metal fabrication downtime and changes in personnel.
•Overall units sold increased approximately 4.6% for the year ended 2019, as compared to the same period last year.
•We continue to see growth and improvement in our water-source heat pump line that increased revenues by $10.8 million.
•Our warranty expense has stabilized and we expect to see continued improvement.
•We spent $37.2 million in capital expenditures in 2019, continuing our work on such projects as our new research and development lab, water-source heat pump production line and additional Salvagnini machines that will increase our sheet metal capacity.
•Our order intake level continued to support our high backlog.

Results of Operations

Units sold for years ended December 31:

	2019	2018	2017

Rooftop Units	14,448	15,273	16,003
Condensing Units	1,738	2,007	2,252
Air Handlers	2,372	2,500	2,577
Outdoor Mechanical Rooms	33	38	64
Water Source Heat Pumps	7,716	5,334	2,485
Total Units	26,307	25,152	23,381

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Net Sales

	Years Ended December 31,
	2019	2018	$ Change	% Change
	(in thousands, except unit data)
Net sales	$469,333	$433,947	$35,386	8.2%
Total units	26,307	25,152	1,155	4.6%

Most of the increase in revenues is due to our price increases in 2018 which were realized during 2019. Additionally, our parts sales and water-source heat pumps sales continue to grow with increases of $7.0 million and $10.8 million, respectively.

Cost of Sales

	Years Ended December 31,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Cost of sales	$349,908	$330,414	74.6%	76.1%
Gross Profit	$119,425	$103,533	25.4%	23.9%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum. As shown below, our average raw material prices decreased during the year, a trend we expect to continue into 2020.  The Company also maintained a steady level of workforce throughout 2019. The Company continues to improve its labor and overhead efficiencies and expects improvements to continue as new sheet metal machines were placed into service in the last quarter of 2019 and early 2020.

Twelve month average raw material cost per pound as of December 31:

	2019	2018	% Change

Copper	$3.63	$3.75	(3.2)%
Galvanized Steel	$0.49	$0.52	(5.8)%
Stainless Steel	$1.30	$1.33	(2.3)%
Aluminum	$1.79	$1.82	(1.6)%

Selling, General and Administrative Expenses

	Years Ended December 31,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Warranty	$8,047	$8,807	1.7%	2.0%
Profit Sharing	7,448	6,165	1.6%	1.4%
Salaries & Benefits	13,394	12,638	2.9%	2.9%
Stock Compensation	6,690	4,733	1.4%	1.1%
Advertising	818	762	0.2%	0.2%
Depreciation	1,524	950	0.3%	0.2%
Insurance	805	1,235	0.2%	0.3%
Professional Fees	2,738	2,441	0.6%	0.6%
Donations	1,137	933	0.2%	0.2%
Bad Debt Expense	91	174	—%	—%
Other	9,385	9,356	2.0%	2.2%
Total SG&A	$52,077	$48,194	11.1%	11.1%

The Company experienced a decrease in warranty claims paid of 13.4% in 2019. Our profit sharing expenses are up due to higher earnings. Depreciation has increased due to our continued expansion of our facilities. The Company makes company wide equity grants each year that cause our increases in stock compensation. We raised our minimum wage twice during 2019 and work to keep our salaries consistent with market rates to help retain employees.

Income Taxes

	Years Ended December 31,		Effective Tax Rate
	2019	2018	2019	2018
	(in thousands)
Income tax provision	$13,320	$13,171	19.9%	23.7%

Upon completion of the Company's 2018 tax return in 2019, the Company recorded additional benefit due to higher than expected research and development credit of $0.6 million. Additionally in 2019, the Company determined it could take advantage of an additional 1% tax credit in Oklahoma for years in which the Company's location was deemed to be within an enterprise zone. The additional OK Credit for being in an enterprise zone, or otherwise allowable under Oklahoma law, resulted in a benefit of $1.2 million.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Net Sales

	Years Ended December 31,
	2018	2017	$ Change	% Change
	(in thousands, except unit data)
Net sales	$433,947	$405,232	$28,715	7.1%
Total units	25,152	23,381	1,771	7.6%

Most of the increase in revenues is due to our price increase from November 2017. Additionally, our parts sales and water-source heat pumps sales continued to grow with increases of $6.4 million and $4.7 million, respectively.

Cost of Sales

	Years Ended December 31,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Cost of sales	$330,414	$281,581	76.1%	69.5%
Gross Profit	$103,533	$123,651	23.9%	30.5%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum. As shown below, our raw material prices increased during the year. Additionally, in January 2018, the Company paid all employees a one-time bonus of $1,000 per employee as a result of the Tax Cuts and Jobs Act (the “Act”) which lowered the federal corporate tax rate from 35% to 21%. This bonus increased cost of sales by $1.9 million, excluding taxes and benefits. The Company maintained a higher level of workforce through the end of 2017 and beginning of 2018 in anticipation of our growing business. The growth in order intake during the beginning of 2018 did not occur as quickly as anticipated.

Twelve month average raw material cost per pound as of December 31:

	2018	2017	% Change

Copper	$3.75	$3.58	4.7%
Galvanized Steel	$0.52	$0.44	18.2%
Stainless Steel	$1.33	$1.19	11.8%
Aluminum	$1.82	$1.71	6.4%

Selling, General and Administrative Expenses

	Years Ended December 31,		Percent of Sales
	2018	2017	2018	2017
	(in thousands)
Warranty	$8,807	$11,233	2.0%	2.8%
Profit Sharing	6,165	8,414	1.4%	2.1%
Salaries & Benefits	12,638	11,586	2.9%	2.9%
Stock Compensation	4,733	4,396	1.1%	1.1%
Advertising	762	1,735	0.2%	0.4%
Depreciation	950	720	0.2%	0.2%
Insurance	1,235	1,005	0.3%	0.2%
Professional Fees	2,441	1,888	0.6%	0.5%
Donations	933	724	0.2%	0.2%
Bad Debt Expense	174	179	—%	—%
Other	9,356	7,491	2.2%	1.8%
Total SG&A	$48,194	$49,371	11.1%	12.2%

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

Income Taxes

	Years Ended December 31,		Effective Tax Rate
	2018	2017	2018	2017
	(in thousands)
Income tax provision	$13,171	$20,794	23.7%	27.9%

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The overall effective tax rate decreased from 27.9% to 23.7% due to the reduced corporate rate of 35% to 21% in 2018. At the end of 2017, we recorded a $3.7 million reduction in expense due to the remeasuring of our deferred taxes due to the Act.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our cash, cash equivalents and restricted cash increased $42.4 million from December 31, 2018 to December 31, 2019. As of December 31, 2019, we had $44.4 million in cash, cash equivalents and restricted cash.

Revolving Line of Credit - On July 26, 2018 we renewed our $30.0 million line of credit (“BOK Revolver”) with BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there was one standby letter of credit of $1.7 million as of December 31, 2019. At December 31, 2019 we have $28.3 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

As of December 31, 2019 and 2018, there were no outstanding balances under the revolving credit facility. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The weighted average interest rate was .0426 and .042 for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, we were in compliance with all of the covenants under the BOK Revolver. We are obligated to comply with certain financial covenants under the BOK Revolver. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At December 31, 2019, our tangible net worth was $290.1 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1.

On October 24, 2019 we amended the BOK Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transaction (Note 19). This amendment also removed section 8.1.4 which required our Chief Executive Officer, Norman Asbjornson, to maintain ownership of 25% of the Company. As Mr. Norman Asbjornson does not currently, and has not for several years maintained this level of ownership, a limited waiver of default was also added to the amendment.

New Market Tax Credit Obligation - On October 24, 2019, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “Project”). In connection with the NMTC transaction, the Company received a $23.0 million NMTC allocation for the Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.

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

The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

Our open market repurchase programs are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
June 2, 2016	$25 million	April 15, 2017
May 16, 2018	$15 million	March 1, 2019
March 5, 2019	$20 million	March 4, 2020

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

Our repurchase activity is as follows:

	2019			2018			2017
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	5,799	$200	$34.46	252,272	$8,374	$33.19	8,676	$284	$32.69
401(k)	419,963	19,386	46.16	497,753	18,472	37.11	467,580	16,336	34.94
Directors and employees	28,668	1,207	42.11	33,751	1,097	32.49	45,878	1,614	35.19
Total	454,430	$20,793	$45.76	783,776	$27,943	$35.65	522,134	$18,234	$34.92

	Inception to Date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,101,566	$69,806	$17.02
401(k)	7,467,739	119,927	16.06
Directors and employees	1,981,929	19,582	9.88
Total	13,551,234	$209,315	$15.45

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2020 and the foreseeable future.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows used in financing activities for the years indicated.

	2019	2018	2017
	(in thousands)
Operating Activities
Net Income	$53,711	$42,329	$53,830
Income statement adjustments, net	42,440	28,513	21,022
Changes in assets and liabilities:
Accounts receivable	(13,412)	(2,832)	(7,516)
Income tax receivable	5,129	(4,448)	4,591
Inventories	2,557	(5,598)	(23,698)
Prepaid expenses and other	(329)	(528)	98
Accounts payable	280	(1,176)	3,043
Deferred revenue	425	412	258
Accrued liabilities	7,124	(1,816)	6,366
Net cash provided by operating activities	97,925	54,856	57,994
Investing Activities
Capital expenditures	(37,166)	(37,268)	(41,713)
Cash paid for business combination	—	(6,377)	—
Purchases of investments	(6,000)	(16,201)	(18,521)
Maturities of investments and proceeds from called investments	6,000	25,145	29,112
Other	120	66	70
Net cash used in investing activities	(37,046)	(34,635)	(31,052)
Financing Activities
(Payments) borrowings under revolving credit facility, net	—	—	—
Proceeds from financing obligation, net of issuance costs	6,614	—	—
Payment related to financing costs	(301)	—	—
Stock options exercised	12,625	4,987	2,259
Repurchase of stock	(19,586)	(26,846)	(16,620)
Employee taxes paid by withholding shares	(1,207)	(1,097)	(1,614)
Cash dividends paid to stockholders	(16,645)	(16,728)	(13,663)
Net cash used in financing activities	$(18,500)	$(39,684)	$(29,638)

Cash Flows from Operating Activities

Cash flows from operating activities increased in 2019 mainly as a result of our continuing operations results which included the full year of price increases enacted during 2018, combined with an overall decrease in the average cost of inventory raw materials in 2019. In 2018, the Company's cash flows were tighter due to our capital expenditures and business combination that was completed during the year. For 2019, the Company saw an increase in customer prepayments and lower warranty claims that decreased our liability payments. Our increased federal and state tax credits created additional cash inflows.

Cash Flows from Investing Activities

Cash flows from investing activities increased marginally in 2019 as compared to 2018. Cash flows from investing activities are primarily affected by the timing of our capital expenditures and purchase/maturity of investments with available cash. Additionally, we paid approximately $6.4 million in 2018 related to our February 2018 business combination.

The capital expenditures for 2019 relate to the completion of our R&D lab and water-source heat pump lines, along with expansion of our Longview facility. Our capital expenditure program for 2020 is estimated to be approximately $73.2 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows from Financing Activities

Cash flows from financing activities is primarily affected by the timing of stock options exercised by our employees. Cash flows from stock options exercised increased to the increase in our publically traded stock price. Additionally, we received approximately $6.6 million in net proceeds in 2019 related to the New Markets Tax Credit transaction (Note 19).

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Agreements

We had no material contractual purchase agreements as of December 31, 2019, except for one contractual purchase obligation for approximately $2.5 million that expires in December 2020.

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

Stock Compensation – We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock awards, based on their fair values at the time of grant. Compensation expense is recognized on a straight-line basis over the service period of the related share-based compensation award. Forfeitures are accounted for as they occur. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option valuation model requires the input of subjective assumptions such as: the expected volatility, the expected term of the options granted, expected dividend yield and the risk-free rate. The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The ASU includes simplification of accounting for income taxes for franchise taxes, step up in tax basis for goodwill as part of a business combination and interim reporting of enacted changes in tax laws. The ASU is effective for the Company beginning after December 15, 2020. We do not expect ASU 2019-12 will have a material effect on our consolidated financial statements and notes thereto.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2020 expressed an adverse opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory – manual inventory adjustments

As described in Note 3 to the Company’s financial statements, the Company reports inventory using the first in, first out (“FIFO”) method, which involves manual adjustments recorded to the general ledger such as inventory variance, inventory allowance and labor and overhead adjustments. These manual adjustments have been identified as a critical audit matter.

The principal consideration for our determination such manual inventory adjustments as a critical audit matter is these manual adjustments require substantial use of management estimates and requires the Company to have effective inventory valuation processes. Significant management judgments and estimates utilized to determine manual inventory adjustments are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

Our audit procedures related to the manual inventory adjustments included the following, among others.

•We tested the design and operating effectiveness of controls over inventory valuation, including the standard cost updates in the accounting system and the completeness and accuracy of the inputs to the inventory variance calculation and any related adjustments.

•We verified the Company’s standard costing of inventory approximated FIFO by obtaining FIFO buildups and inspected underlying documents for a sample of raw materials.

•We assessed the reasonableness of management’s inventory reserve by recalculating the reserve using management’s inputs, and evaluated those inputs for reasonableness.

•We tested labor and overhead rate changes by recalculating the rates used and tested any adjustments recorded to the general ledger.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Tulsa, Oklahoma
February 26, 2020

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2019	2018
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$26,797	$1,994
Restricted cash	17,576	—
Accounts receivable, net	67,399	54,078
Income tax receivable	772	5,901
Note receivable	29	27
Inventories, net	73,601	77,612
Prepaid expenses and other	1,375	1,046
Total current assets	187,549	140,658
Property, plant and equipment:
Land	3,274	3,114
Buildings	101,113	97,393
Machinery and equipment	236,087	212,779
Furniture and fixtures	16,862	16,597
Total property, plant and equipment	357,336	329,883
Less: Accumulated depreciation	179,242	166,880
Property, plant and equipment, net	178,094	163,003
Intangible assets, net	272	506
Goodwill	3,229	3,229
Right of use assets	1,683	—
Note receivable, long-term	597	598
Total assets	$371,424	$307,994

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	11,759	10,616
Accrued liabilities	44,269	36,875
Total current liabilities	56,028	47,491
Deferred tax liabilities	15,297	9,259
Other long-term liabilities	3,639	1,801
New market tax credit obligation (a)	6,320	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,078,515 and 51,991,242 issued and outstanding at December 31, 2019 and 2018, respectively	208	208
Additional paid-in capital	3,631	—
Retained earnings	286,301	249,235
Total stockholders’ equity	290,140	249,443
Total liabilities and stockholders’ equity	$371,424	$307,994
(a) Held by variable interest entities (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Net sales	$469,333	$433,947	$405,232
Cost of sales	349,908	330,414	281,581
Gross profit	119,425	103,533	123,651
Selling, general and administrative expenses	52,077	48,194	49,371
Loss (gain) on disposal of assets	337	(12)	45
Income from operations	67,011	55,351	74,235
Interest income, net	66	196	298
Other (expense) income, net	(46)	(47)	91
Income before taxes	67,031	55,500	74,624
Income tax provision	13,320	13,171	20,794
Net income	$53,711	$42,329	$53,830
Earnings per share:
Basic	$1.03	$0.81	$1.02
Diluted	$1.02	$0.80	$1.01
Cash dividends declared per common share:	$0.32	$0.32	$0.26
Weighted average shares outstanding:
Basic	52,079,865	52,284,616	52,572,496
Diluted	52,635,415	52,667,939	53,078,734

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2016	52,651	$211	$—	$208,199	$208,410
Net income	—	—	—	53,830	53,830
Stock options exercised and restricted	293	1	2,258	—	2,259
stock awards granted
Share-based compensation	—	—	6,313	—	6,313
Stock repurchased and retired	(522)	(2)	(8,571)	(9,661)	(18,234)
Dividends	—	—	—	(13,653)	(13,653)
Balance at December 31, 2017	52,422	210	—	238,715	238,925
Net income	—	—	—	42,329	42,329
Stock options exercised and restricted	353	1	4,986	—	4,987
stock awards granted
Share-based compensation	—	—	7,862	—	7,862
Stock repurchased and retired	(784)	(3)	(12,848)	(15,092)	(27,943)
Dividends	—	—	—	(16,717)	(16,717)
Balance at December 31, 2018	51,991	208	—	249,235	249,443
Net income	—	—	—	53,711	53,711
Stock options exercised and restricted	542	2	12,623	—	12,625
stock awards granted
Share-based compensation	—	—	11,799	—	11,799
Stock repurchased and retired	(454)	(2)	(20,791)	—	(20,793)
Dividends	—	—	—	(16,645)	(16,645)
Balance at December 31, 2019	52,079	$208	$3,631	$286,301	$290,140
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2019	2018	2017
Operating Activities	(in thousands)
Net income	$53,711	$42,329	$53,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,766	17,655	15,007
Amortization of bond premiums	—	13	47
Amortization of debt issuance costs	7	—	—
Provision for losses on accounts receivable, net of adjustments	91	174	179
Provision for excess and obsolete inventories	1,454	152	264
Share-based compensation	11,799	7,862	6,313
Loss (gain) on disposition of assets	337	(12)	45
Foreign currency transaction (gain) loss	(27)	55	(59)
Interest income on note receivable	(25)	(27)	(25)
Deferred income taxes	6,038	2,641	(749)
Changes in assets and liabilities:
Accounts receivable	(13,412)	(2,832)	(7,516)
Income tax receivable	5,129	(4,448)	4,591
Inventories	2,557	(5,598)	(23,698)
Prepaid expenses and other	(329)	(528)	98
Accounts payable	280	(1,176)	3,043
Deferred revenue	425	412	258
Accrued liabilities and donations	7,124	(1,816)	6,366
Net cash provided by operating activities	97,925	54,856	57,994
Investing Activities
Capital expenditures	(37,166)	(37,268)	(41,713)
Cash paid in business combination	—	(6,377)	—
Proceeds from sale of property, plant and equipment	69	13	10
Investment in certificates of deposits	(6,000)	(7,200)	(5,280)
Maturities of certificates of deposits	6,000	10,080	7,912
Purchases of investments held to maturity	—	(9,001)	(13,241)
Maturities of investments held to maturity	—	14,570	19,700
Proceeds from called investments	—	495	1,500
Principal payments from note receivable	51	53	60
Net cash used in investing activities	(37,046)	(34,635)	(31,052)
Financing Activities
Proceeds from financing obligation, net of issuance costs	6,614	—	—
Payment related to financing costs	(301)	—	—
Stock options exercised	12,625	4,987	2,259
Repurchase of stock	(19,586)	(26,846)	(16,620)
Employee taxes paid by withholding shares	(1,207)	(1,097)	(1,614)
Cash dividends paid to stockholders	(16,645)	(16,728)	(13,663)
Net cash used in financing activities	(18,500)	(39,684)	(29,638)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,379	(19,463)	(2,696)
Cash, cash equivalents and restricted cash, beginning of year	1,994	21,457	24,153
Cash, cash equivalents and restricted cash, end of year	$44,373	$1,994	$21,457

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

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

2.  Error Correction

We have corrected herein our consolidated financial statements at December 31, 2018 and for the years ended December 31, 2018 and December 31, 2017, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

The unaudited interim financial information for the quarterly periods ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, has also been corrected and is included in Note 25, Quarterly Results (Unaudited). The 2019 quarterly corrections will be reflected in the filing of our future 2020 unaudited interim consolidated financial statement filings in Quarterly Reports on Form 10-Q.

Error Correction Background

The Company noted errors in previously issued financial statements relating to share-based compensation expense for stock options and restricted stock awards held by retirement eligible employees and directors. As defined by our Long-Term Incentive Plans (Note 16), stock options and restricted stock awards are fully vested when an active employee or director meets certain retirement eligibility requirements. We corrected the financial statements to recognize all share-based compensation, related to retirement eligible employees or directors, by the earlier of the grant date (if retirement eligible on grant date) or ratably from grant date to retirement eligible date. The corrected financial statements also include corrections for the tax effect of the share-based compensation corrections as well as the corrections' impact on our prior periods' employees profit sharing bonus plan (Note 17).

We do not believe that the errors are quantitatively material to any period presented in our prior financial statements. However, due to the qualitative nature of the matters identified in our review, including the number of years over which the errors occurred, we determined that it would be appropriate to correct the errors in our previously issued consolidated financial statements. Accordingly, we have corrected our consolidated financial statements and the impacted amounts within the accompanying footnotes thereto.

Description of Tables

The following tables represent our corrected consolidated statements of income, statements of stockholders' equity, and statements of cash flows for the years ended December 31, 2018 and December 31, 2017, as well as our corrected consolidated balance sheet at December 31, 2018. The values as previously reported for years ended 2018 and 2017 were derived from our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019.

	Consolidated Statements of Income
	Year Ended December 31, 2018				Year Ended December 31, 2017
	Previously Reported	Corrections		As Corrected	Previously Reported	Corrections		As Corrected
	(in thousands, except per share data)
Net sales	$433,947	$—		$433,947	$405,232	$—		$405,232
Cost of sales	330,414	—	(a)	330,414	281,835	(254)	(a)	281,581
Gross profit	103,533	—		103,533	123,397	254		123,651
Selling, general and administrative expenses	47,755	439	(b)	48,194	49,249	122	(b)	49,371
(Gain) loss on disposal of assets	(12)	—		(12)	45	—		45
Income from operations	55,790	(439)		55,351	74,103	132		74,235
Interest income, net	196	—		196	298	—		298
Other (expense) income, net	(47)	—		(47)	91	—		91
Income before taxes	55,939	(439)		55,500	74,492	132		74,624
Income tax provision	13,367	(196)	(c)	13,171	19,994	800	(c)	20,794
Net income	$42,572	$(243)		$42,329	$54,498	$(668)		$53,830
Earnings per share:
Basic	$0.81	$—		$0.81	$1.04	$(0.02)		$1.02
Diluted	$0.81	$(0.01)		$0.80	$1.03	$(0.02)		$1.01
Cash dividends declared per common share:	$0.32	$—		$0.32	$0.26	$—		$0.26
Weighted average shares outstanding:
Basic	52,284,616	—		52,284,616	52,572,496	—		52,572,496
Diluted	52,667,939	—		52,667,939	53,078,734	—		53,078,734

(a) The share-based compensation correction to cost of sales for the year ended December 31, 2017 was approximately$0.3 million. There was no correction required for the year ended December 31, 2018 for cost of sales.

(b) The share-based compensation correction to selling, general and administrative expenses for the years ended December 31, 2018 and 2017 was approximately $0.5 million and $0.1 million, respectively. Included in the correction to selling, general and administrative expenses is a correction to our employee profit sharing bonus plan (Note 17) of approximately $0.1 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

(c) The correction to income taxes is the tax affect of the share-based compensation correction discussed above.

	Consolidated Balance Sheets
	December 31, 2018
	Previously Reported	Corrections		As Corrected
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$1,994	$—		$1,994
Accounts receivable, net	54,078	—		54,078
Income tax receivable	6,104	(203)	(a)	5,901
Note receivable	27	—		27
Inventories, net	77,612	—		77,612
Prepaid expenses and other	1,046	—		1,046
Total current assets	140,861	(203)		140,658
Property, plant and equipment:
Land	3,114	—		3,114
Buildings	97,393	—		97,393
Machinery and equipment	212,779	—		212,779
Furniture and fixtures	16,597	—		16,597
Total property, plant and equipment	329,883	—		329,883
Less: Accumulated depreciation	166,880	—		166,880
Property, plant and equipment, net	163,003	—		163,003
Intangible assets, net	506	—		506
Goodwill	3,229	—		3,229
Note receivable, long-term	598	—		598
Total assets	$308,197	$(203)		$307,994

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$—	$—		$—
Accounts payable	10,616	—		10,616
Accrued liabilities	37,455	(580)	(b)	36,875
Total current liabilities	48,071	(580)		47,491
Deferred tax liabilities	10,826	(1,567)	(a)	9,259
Other long-term liabilities	1,801	—		1,801
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—		—
Common stock, $.004 par value, 100,000,000 shares authorized, 51,991,242 and 52,422,801 issued and outstanding at December 31, 2018 and 2017, respectively	208	—		208
Additional paid-in capital	—	—		—
Retained earnings	247,291	1,944	(c)	249,235
Total stockholders’ equity	247,499	1,944		249,443
Total liabilities and stockholders’ equity	$308,197	$(203)		$307,994

(a) The correction to income tax receivable and deferred tax liability are the tax effect of the share-based compensation corrections.

(b) This is the cumulative reduction of our employee profit sharing bonus plan (Note 17) liability as a result of the share-based compensation correction. The prior period costs will be recovered through our estimated 2019 fourth quarter payment which will be paid in early 2020.

(c) See descriptions of the stockholders' equity in the consolidated statements of stockholders' equity for the year ended December 31, 2018 in sections below.

	Consolidated Statements of Stockholders’ Equity
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
As Previously Reported	(in thousands)
Balance at December 31, 2017	52,422	$210	$—	$237,016	$237,226
Net income	—	—	—	42,572	42,572
Stock options exercised and restricted	353	1	4,986	—	4,987
stock awards granted
Share-based compensation	—	—	7,374	—	7,374
Stock repurchased and retired	(784)	(3)	(12,360)	(15,580)	(27,943)
Dividends	—	—	—	(16,717)	(16,717)
Balance at December 31, 2018	51,991	208	—	247,291	247,499
Correction Impacts
Balance at December 31, 2017	—	—	—	1,699	1,699
Net income	—	—	—	(243)	(243)
Stock options exercised and restricted	—	—	—	—	—
stock awards granted
Share-based compensation	—	—	488	—	488
Stock repurchased and retired	—	—	(488)	488	—
Dividends	—	—	—	—	—
Balance at December 31, 2018	—	—	—	1,944	1,944
As Corrected					—
Balance at December 31, 2017	52,422	210	—	238,715	238,925
Net income	—	—	—	42,329	42,329
Stock options exercised and restricted	353	1	4,986	—	4,987
stock awards granted
Share-based compensation	—	—	7,862	—	7,862
Stock repurchased and retired	(784)	(3)	(12,848)	(15,092)	(27,943)
Dividends	—	—	—	(16,717)	(16,717)
Balance at December 31, 2018	51,991	$208	$—	$249,235	$249,443

See descriptions of net income in the consolidated statement of income for the year ended December 31, 2018 in the section above.

	Consolidated Statements of Stockholders’ Equity
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
As Previously Reported	(in thousands)
Balance at December 31, 2016	52,651	$211	$—	$205,687	$205,898
Net income	—	—	—	54,498	54,498
Stock options exercised and restricted	293	1	2,258	—	2,259
stock awards granted
Share-based compensation	—	—	6,458	—	6,458
Stock repurchased and retired	(522)	(2)	(8,716)	(9,516)	(18,234)
Dividends	—	—	—	(13,653)	(13,653)
Balance at December 31, 2017	52,422	210	—	237,016	237,226
Correction Impacts
Balance at December 31, 2016	—	—	—	2,512	2,512
Net income	—	—	—	(668)	(668)
Stock options exercised and restricted	—	—	—	—	—
stock awards granted
Share-based compensation	—	—	(145)	—	(145)
Stock repurchased and retired	—	—	145	(145)	—
Dividends	—	—	—	—	—
Balance at December 31, 2017	—	—	—	1,699	1,699
As Corrected
Balance at December 31, 2016	52,651	211	—	208,199	208,410
Net income	—	—	—	53,830	53,830
Stock options exercised and restricted	293	1	2,258	—	2,259
stock awards granted
Share-based compensation	—	—	6,313	—	6,313
Stock repurchased and retired	(522)	(2)	(8,571)	(9,661)	(18,234)
Dividends	—	—	—	(13,653)	(13,653)
Balance at December 31, 2017	52,422	$210	$—	$238,715	$238,925

See descriptions of net income in the consolidated statement of income for the year ended December 31, 2017 in the section above.

	Consolidated Statements of Cash Flows
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Previously Reported	Corrections	As Corrected	Previously Reported	Corrections	As Corrected
Operating Activities	(in thousands)
Net income	$42,572	$(243)	$42,329	$54,498	$(668)	$53,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,655	—	17,655	15,007	—	15,007
Amortization of bond premiums	13	—	13	47	—	47
Provision for losses on accounts receivable, net of adjustments	174	—	174	179	—	179
Provision for excess and obsolete inventories	152	—	152	264	—	264
Share-based compensation	7,374	488	7,862	6,458	(145)	6,313
(Gain) loss on disposition of assets	(12)	—	(12)	45	—	45
Foreign currency transaction loss (gain)	55	—	55	(59)	—	(59)
Interest income on note receivable	(27)	—	(27)	(25)	—	(25)
Deferred income taxes	2,849	(208)	2,641	(1,554)	805	(749)
Changes in assets and liabilities:
Accounts receivable	(2,832)	—	(2,832)	(7,516)	—	(7,516)
Income tax receivable	(4,461)	13	(4,448)	4,596	(5)	4,591
Inventories	(5,598)	—	(5,598)	(23,698)	—	(23,698)
Prepaid expenses and other	(528)	—	(528)	98	—	98
Accounts payable	(1,176)	—	(1,176)	3,043	—	3,043
Deferred revenue	412	—	412	258	—	258
Accrued liabilities and donations	(1,766)	(50)	(1,816)	6,353	13	6,366
Net cash provided by operating activities	54,856	—	54,856	57,994	—	57,994
Investing Activities
Capital expenditures	(37,268)	—	(37,268)	(41,713)	—	(41,713)
Cash paid in business combination	(6,377)	—	(6,377)	—	—	—
Proceeds from sale of property, plant and equipment	13	—	13	10	—	10
Investment in certificates of deposits	(7,200)	—	(7,200)	(5,280)	—	(5,280)
Maturities of certificates of deposits	10,080	—	10,080	7,912	—	7,912
Purchases of investments held to maturity	(9,001)	—	(9,001)	(13,241)	—	(13,241)
Maturities of investments held to maturity	14,570	—	14,570	19,700	—	19,700
Proceeds from called investments	495	—	495	1,500	—	1,500
Principal payments from note receivable	53	—	53	60	—	60
Net cash used in investing activities	(34,635)	—	(34,635)	(31,052)	—	(31,052)
Financing Activities
Stock options exercised	4,987	—	4,987	2,259	—	2,259
Repurchase of stock	(26,846)	—	(26,846)	(16,620)	—	(16,620)
Employee taxes paid by withholding shares	(1,097)	—	(1,097)	(1,614)	—	(1,614)
Cash dividends paid to stockholders	(16,728)	—	(16,728)	(13,663)	—	(13,663)
Net cash used in financing activities	(39,684)	—	(39,684)	(29,638)	—	(29,638)
Net decrease in cash and cash equivalents	(19,463)	—	(19,463)	(2,696)	—	(2,696)
Cash and cash equivalents, beginning of year	21,457	—	21,457	24,153	—	24,153
Cash and cash equivalents, end of year	$1,994	$—	$1,994	$21,457	$—	$21,457

No corrections impacted the classifications between net operating, net investing, or net financing cash flow activities.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Our financial statements consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of two variable interest entities ("VIEs") (Note 18) that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.

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

Restricted Cash

Restricted cash held at December 31, 2019 consist of bank deposits and highly liquid, interest-bearing money market funds held for the purpose of the Company's qualified New Markets Tax Credit program (Note 19) to benefit an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations.

The Company’s restricted cash is held in a financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.

Certificates of Deposit

We held no certificates of deposit at December 31, 2019 and 2018.

Investments Held to Maturity

At December 31, 2019 and 2018, we held no investments. We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

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

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 3%, 3% and 4% of revenues for the years ended December 31, 2019, 2018, and 2017, respectively. One customer, Texas AirSystems, accounted for approximately 10% of our sales during 2019, 2018 and 2017.  No other customer accounted for more than 5% of our sales during 2019, 2018 and 2017. One customer, Texas AirSystems, accounted for approximately 10% of our accounts receivable balance at December 31, 2019. No other customer accounted for 5% or more of our accounts receivable balance at December 31, 2019 and 2018.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Property, Plant and Equipment

Property, plant and equipment, including significant improvements, are recorded at cost, net of accumulated depreciation. Repairs and maintenance and any gains or losses on disposition are included in operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	3 - 40 years
Machinery and equipment	3 - 15 years
Furniture and fixtures	3 - 7 years

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

Intangible Assets

Our intangible assets include various trademarks, service marks and technical knowledge acquired in our February 2018 business combination (Note 5). We amortize our intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at December 31, 2019 is deductible for income tax purposes.

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

We performed a qualitative assessment as of December 31, 2019 to determine whether it was more likely than not that the fair value of the reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of the reporting unit was more likely than not greater than the carrying value of the reporting unit.

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

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2019, 2018, and 2017 research and development costs amounted to approximately $14.8 million, $13.5 million, and $13.0 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2019, 2018, and 2017 was approximately $0.8 million, $0.8 million, and $1.7 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2019, 2018, and 2017 shipping and handling fees amounted to approximately $14.4 million, $12.6 million, and $11.4 million, respectively.

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

Compensation expense is recognized on a straight-line basis over the service period of the related share-based compensation award. Stock options and restricted stock awards, granted to employees, vest at a rate of 20% per year. Restricted stock awards granted to directors historically vest one-third each year or, if granted on or after May 2019, vest over the shorter of directors' remaining elected term or one-third each year.  If the employee or director is retirement eligible (as defined by the Long Term Incentive Plans) or becomes retirement eligible during service period of the related share-based compensation award, the service period is the lesser of 1) the grant date, if retirement eligible on grant date, or 2) the period between grant date and retirement eligible date. Forfeitures are accounted for as they occur.

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

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard FASB ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments to all contracts using the retrospective method. The impact at adoption was not material to the consolidated financial statements. The new accounting policy provides results substantially consistent with prior revenue recognition policies.

The Company recognizes revenue when it satisfies the performance obligation in its contracts. Most of the Company’s products are highly customized, cannot be resold to other customers and the cost of rework to be resold is not economical. The Company has a formal cancellation policy and generally does not accept returns on these units. As a result, many of the Company’s products do not have an alternative use and therefore, for these products we recognize revenue over the time it takes to produce the unit. For all other products that are part sales or standardized units, we satisfy the performance obligation when the control is passed to the customer, generally at time of shipment. Final sales prices are fixed based on purchase orders. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates. Sales of our products are moderately seasonal with the peak period being July - November of each year.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our representatives was $46.1 million, $47.8 million, and $51.8 million for each of the years ended December 31, 2019, 2018, and 2017, respectively.

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

4. Revenue Recognition

Disaggregated net sales by major source:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Rooftop Units	$349,427	$333,105	$317,414
Condensing Units	18,475	18,282	19,276
Air Handlers	24,265	21,905	22,570
Outdoor Mechanical Rooms	1,643	2,408	3,238
Water Source Heat Pumps	25,447	14,660	9,911
Part Sales	33,331	26,732	20,756
Other	16,745	16,855	12,067
Net Sales	$469,333	$433,947	$405,232

Other sales include freight, extended warranties and miscellaneous revenue.

Disaggregated units sold by major source:

	Years Ended December 31,
	2019	2018	2017
Rooftop Units	14,448	15,273	16,003
Condensing Units	1,738	2,007	2,252
Air Handlers	2,372	2,500	2,577
Outdoor Mechanical Rooms	33	38	64
Water Source Heat Pumps	7,716	5,334	2,485
Total Units	26,307	25,152	23,381

5. Business Combination

On February 28, 2018, we closed on the purchase of substantially all of the assets of WattMaster Controls, Inc. (“WattMaster”). The assets acquired consisted primarily of intellectual property, receivables, inventory and fixed assets. The Company also hired substantially all of the WattMaster employees. These assets and workforce will allow us to accelerate the development of our own electronic controllers for air distribution systems.  We funded the business combination with available cash of $6.0 million. In May 2018, we paid the final working capital settlement of $0.4 million with available cash. We have included the results of WattMaster’s operations in our consolidated financial statements beginning March 1, 2018.

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

6. Leases

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

Adoption of the new standard resulted in the recording of additional lease right of use assets and lease liabilities of approximately $1.8 million as of January 1, 2019, which mostly relates to the multi-year facility lease assumed in the 2018 WattMaster acquisition (Note 5). The cumulative-effect adjustment to the opening balance was immaterial to the consolidated financial statements as a whole. The standard did not materially impact our consolidated net earnings or cash flows.

7. Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	December 31,
	2019	2018
	(in thousands)
Accounts receivable	$67,752	$54,342
Less: Allowance for doubtful accounts	(353)	(264)
Total, net	$67,399	$54,078

	Years Ended December 31,
	2019	2018	2017
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$264	$119	$90
Provisions for losses on accounts receivable, net of adjustments	91	174	179
Accounts receivable written off, net of recoveries	(2)	(29)	(150)
Balance, end of period	$353	$264	$119

8. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2019	2018
	(in thousands)
Raw materials	$68,842	$67,995
Work in process	1,825	4,060
Finished goods	5,578	6,767
	76,245	78,822
Less: Allowance for excess and obsolete inventories	(2,644)	(1,210)
Total, net	$73,601	$77,612

	Years Ended December 31,
	2019	2018	2017
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,210	$1,118	$1,382
Provisions for excess and obsolete inventories	1,454	152	102
Inventories written off	(20)	(60)	(366)
Balance, end of period	$2,644	$1,210	$1,118

9. Intangible Assets

Our intangible assets consist of the following:

	December 31,
	2019	2018
	(in thousands)
Intellectual property	$700	$700
Less: Accumulated amortization	(428)	(194)
Total, net	$272	$506

Amortization expense recorded in cost of sales is as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Amortization expense	$234	$194	$—

10.  Note Receivable

In connection with the closure of our Canadian facility on May 18, 2009, we sold land and a building in September 2010 and assumed a note receivable from the borrower secured by the property. The C$1.1 million, 15 year note has an interest rate of 4.0% and is payable to us monthly, and has a C$0.6 million balloon payment due in October 2025. Interest payments are recognized in interest income.

We evaluate the note for impairment on a quarterly basis. We determine the note receivable to be impaired if we are uncertain of its collectability based on the contractual terms. At December 31, 2019 and 2018, there was no impairment.

11.  Supplemental Cash Flow Information

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosures:	(in thousands)
Interest paid	$—	$6	$—
Income taxes paid, net	2,172	14,979	16,951
Non-cash investing and financing activities:
Non-cash capital expenditures	863	481	832

12. Warranties

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

Changes in the warranty accrual are as follows:

	Years Ended December 31,
	2019	2018	2017
Warranty accrual:	(in thousands)
Balance, beginning of period	$11,421	$10,483	$7,936
Payments made	(6,816)	(7,869)	(8,686)
Provisions	8,047	9,669	11,233
Change in estimate	—	(862)	—
Balance, end of period	$12,652	$11,421	$10,483

Warranty expense:	$8,047	$8,807	$11,233

The change in estimate relates to the Company’s failure rate calculation. During 2018, in reviewing claims data, the Company noted specific claims that were the result of an isolated incident and not representative of the Company’s historical performance or representative of expected future claims. As such, these claims were accounted for as a specific accrual for warranty liability and excluded from our failure rate that the Company utilizes in estimating future claims.

13. Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	December 31,
	2019	2018
	(in thousands)
Warranty	$12,652	$11,421
Due to representatives	11,538	11,024
Payroll	5,058	4,182
Profit sharing	1,721	1,255
Workers' compensation	522	567
Medical self-insurance	707	1,207
Customer prepayments	4,627	2,367
Donations	354	150
Employee vacation time	3,804	3,173
Other	3,286	1,529
Total	$44,269	$36,875

14. Revolving Credit Facility

Our revolving credit facility (“BOK Revolver”), as amended, provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there was one standby letter of credit totaling $1.7 million as of December 31, 2019. Borrowings available under the revolving credit facility at December 31, 2019, were $28.3 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. As of December 31, 2019 and 2018, we had no balance outstanding under our revolving credit facility. The revolving credit facility expires on July 26, 2021. At December 31, 2019 and 2018, the weighted average interest rate of our revolving credit facility was 4.3% and 4.2%, respectively.

At December 31, 2019, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At December 31, 2019 our tangible net worth was $290.1 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0, which meets the requirement of not being above 2 to 1.

On October 24, 2019 we amended the BOK Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transaction (Note 19). This amendment also removed section 8.1.4 which required our Chief Executive Officer, Norman Asbjornson, to maintain ownership of 25% of the Company. As Mr. Norman Asbjornson does not currently, and has not for several years maintained this level of ownership, a limited waiver of default was also added to the amendment.

15.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Current	$7,282	$10,530	$21,543
Deferred	6,038	2,641	(749)
Total	$13,320	$13,171	$20,794

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017

Federal statutory rate	21%	21%	35%
State income taxes, net of federal benefit	5%	6%	5%
Remeasurement of deferred taxes	—%	—%	(5)%
Domestic manufacturing deduction	—%	—%	(3)%
Excess tax benefits	(3)%	(2)%	(3)%
Return to provision	(1)%	—%	—%
Oklahoma amended tax returns	(1)%	—%	—%
Other	(1)%	(1)%	(1)%
	20%	24%	28%

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Major changes under the Act include the following:
•Reducing the corporate rate to 21 percent
•Doubling bonus depreciation to 100 percent for five years
•Further limitations on executive compensation deductions
•Eliminating the domestic manufacturing deduction

As a result of these changes, the Company adjusted its deferred tax assets and liabilities in 2017 using the newly enacted rates for the periods when they are expected to be realized. The remeasurement in 2017 resulted in a benefit to income taxes of $3.7 million. The new bonus depreciation provisions resulted in the Company taking $3.2 million of bonus depreciation in 2017. The Company also has historically taken the domestic manufacturing deduction. The Company will no longer receive the benefit of this deduction which typically has lowered our effective tax rate by 3.0%.

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

Upon completion of the Company's 2018 tax return in 2019, the Company recorded additional benefit due to higher than expected research and development credit of $0.6 million. Additionally in 2019, the Company determined it could take advantage of an additional 1% tax credit in Oklahoma for years in which the Company's location was deemed to be within an enterprise zone. The additional OK Credit for being in an enterprise zone, or otherwise allowable under Oklahoma law, resulted in a benefit of $1.2 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred income tax assets (liabilities):
Accounts receivable and inventory reserves	$835	$401
Warranty accrual	3,523	3,105
Other accruals	1,919	2,445
Share-based compensation	3,906	3,264
Donations	194	80
Other, net	2,140	851
Total deferred income tax assets	12,517	10,146
Property & equipment	(27,814)	(19,405)
Total deferred income tax liabilities	$(27,814)	$(19,405)
Net deferred income tax liabilities	$(15,297)	$(9,259)

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2016 to present, and to non-U.S. income tax examinations for the tax years 2015 to present. In addition, we are subject to state and local income tax examinations for tax years 2015 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

16.  Share-Based Compensation

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

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2019, 2018, and 2017 using a Black Scholes-Merton Model:

	2019	2018	2017

Director and Officers:
Expected dividend yield	$0.32	$0.26	$0.26
Expected volatility	29.54%	29.73%	30.81%
Risk-free interest rate	2.40%	2.20%	1.90%
Expected life (in years)	5.00	5.00	5.00
Employees:
Expected dividend yield	$0.32	$0.26	$0.26
Expected volatility	29.54%	29.82%	30.67%
Risk-free interest rate	2.38%	2.51%	1.89%
Expected life (in years)	5.00	5.00	5.00

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

The following is a summary of stock options vested and exercisable as of December 31, 2019:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$7.18 - 34.10	451,077	5.44	$23.47	$11,702
$34.15 - 40.87	86,122	7.82	36.33	1,126
$41.37 - 50.68	1,750	1.81	41.59	14
Total	538,949	5.81	$25.58	$12,842

The following is a summary of stock options vested and exercisable as of December 31, 2018:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$5.67 - 32.80	456,223	5.72	$20.25	$6,757
$32.85 - 34.10	42,552	7.47	33.95	47
$34.15 - 42.94	17,202	8.30	35.19	7
Total	515,977	5.95	$21.88	$6,811

The following is a summary of stock options vested and exercisable as of December 31, 2017:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$4.54 - 22.76	424,130	4.36	$12.41	$10,303
$23.57 - 32.85	107,456	8.31	30.10	709
$32.90 - 37.30	25,725	9.19	34.07	68
Total	557,311	5.35	$16.82	$11,080

A summary of option activity under the plans is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2018	2,445,849	$30.77
Granted	1,975,820	41.50
Exercised	(444,389)	28.40
Forfeited or Expired	(350,233)	36.78
Outstanding at December 31, 2019	3,627,047	$36.32
Exercisable at December 31, 2019	538,949	$25.58

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2019 is $19.4 million and is expected to be recognized over a weighted-average period of 3.58 years.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $8.1 million, $5.4 million, and $4.5 million, respectively. The cash received from options exercised during the year ended December 31, 2019, 2018, and 2017 was $12.6 million, $5.0 million, and $2.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2018	292,450	$28.54
Granted	113,018	40.98
Vested	(122,278)	26.38
Forfeited	(15,706)	34.71
Unvested at December 31, 2019	267,484	$34.42

At December 31, 2019, unrecognized compensation cost related to unvested restricted stock awards was approximately $4.6 million which is expected to be recognized over a weighted average period of 2.64 years.

A summary of share-based compensation is as follows for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Grant date fair value of awards during the period:	(in thousands)
Options	$20,442	$12,932	$3,699
Restricted stock	4,631	3,609	4,217
Total	$25,073	$16,541	$7,916

	2019	2018	2017
Share-based compensation expense:	(in thousands)
Options	$9,145	$5,344	$3,095
Restricted stock	2,654	2,518	3,218
Total	$11,799	$7,862	$6,313

	2019	2018	2017
Income tax benefit related to share-based compensation:	(in thousands)
Options	$1,197	$980	$1,413
Restricted stock	575	353	1,051
Total	$1,772	$1,333	$2,464

17. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses for the years ended 2019, 2018 and 2017.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Contributions made to the defined contribution plan	$7.0	$8.1	$6.1

Profit Sharing Bonus Plan

We maintain a discretionary profit sharing bonus plan under which approximately 10% of pre-tax profit is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees who are actively employed and working on the first and last days of the calendar quarter and who were employed full-time for at least three full months prior to the beginning of the calendar quarter, excluding the Company's senior leadership team.

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Profit sharing bonus plan expense	$7.4	$6.2	$8.4

Employee Medical Plan

We self-insure for our employee's health insurance. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plan. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. In addition, the Company matches 175% of a participating employee's allowed contributions to a qualified health saving account to assist employees with our heath insurance plan deductibles.

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Medical claim payments	$5.9	$5.9	$4.8
Heath saving account payments	3.3	2.9	2.5

18.  Stockholders’ Equity

Stock Repurchase

The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

Our open market repurchase programs are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
June 2, 2016	$25 million	April 15, 2017
May 16, 2018	$15 million	March 1, 2019
March 5, 2019	$20 million	March 4, 2020

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

Our repurchase activity is as follows:

	2019			2018			2017
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	5,799	$200	$34.46	252,272	$8,374	$33.19	8,676	$284	$32.69
401(k)	419,963	19,386	46.16	497,753	18,472	37.11	467,580	16,336	34.94
Directors & employees	28,668	1,207	42.11	33,751	1,097	32.49	45,878	1,614	35.19
Total	454,430	$20,793	$45.76	783,776	$27,943	$35.65	522,134	$18,234	$34.92

	Inception to Date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,101,566	$69,806	$17.02
401(k)	7,467,739	119,927	16.06
Directors & employees	1,981,929	19,582	9.88
Total	13,551,234	$209,315	$15.45

Dividends

At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 16, 2017	June 9, 2017	July 7, 2017	$0.13
November 7, 2017	November 30, 2017	December 21, 2017	$0.13
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16

We paid cash dividends of $16.6 million, $16.7 million, and $13.7 million in 2019, 2018, and 2017, respectively.

19.  New Markets Tax Credit

On October 24, 2019, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “Project”). In connection with the NMTC transaction, the Company received a $23.0 million NMTC allocation for the Project and secured low interest financing and the potential for future debt forgiveness related to the Project.

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

This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The value attributable to the put/call is nominal. The

Investor's interest of $6.3 million is recorded in New market tax credit obligation on the consolidated balance sheet. The Company incurred approximately $0.3 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.

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

The Investor and its majority owned community development entity are considered VIEs and the Company is the primary beneficiary of the VIEs. This conclusion was reached based on the following:

•the ongoing activities of the VIEs--collecting and remitting interest and fees and NMTC compliance--were all considered in the initial design and are not expected to significantly affect performance throughout the life of the VIE;
•contractual arrangements obligate the Company to comply with NMTC rules and regulations and provide various other guarantees to the Investor and community development entity;
•the Investor lacks a material interest in the underling economics of the project; and
•the Company is obligated to absorb losses of the VIEs.

Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transaction in these VIEs outside of the financing transactions executed as part of the NMTC arrangement.

20.  Commitments and Contingencies

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. At December 31, 2019, we had one material contractual purchase obligation for approximately $2.5 million that expires in December 2020.

21. New Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The ASU includes simplification of accounting for income taxes for franchise taxes, step up in tax basis for goodwill as part of a business combination and interim reporting of enacted changes in tax laws. The ASU is effective for the

Company beginning after December 15, 2020. We do not expect ASU 2019-12 will have a material effect on our consolidated financial statements and notes thereto.

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

22. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	2019	2018	2017
Numerator:	(in thousands, except share and per share data)
Net income	$53,711	$42,329	$53,830
Denominator:
Basic weighted average shares	52,079,865	52,284,616	52,572,496
Effect of dilutive stock options and restricted stock	555,550	383,323	506,238
Diluted weighted average shares	52,635,415	52,667,939	53,078,734
Earnings per share:
Basic	$1.03	$0.81	$1.02
Dilutive	$1.02	$0.80	$1.01
Anti-dilutive shares:
Shares	1,868,087	1,920,313	785,825
23.  Related Parties

The Company purchases some supplies from an entity controlled by the Company’s CEO. The Company sometimes makes sales to the CEO for parts. Additionally, the Company sells units to an entity owned by a member of the President's immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products.

Following is a summary of transactions and balances with affiliates:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Sales to affiliates	$886	$1,442	$1,579
Payments to affiliates	332	342	432

		December 31,
		2019	2018
		(in thousands)
Due from affiliates		$22	$79
Due to affiliates		2	—

24.  Subsequent Events

Subsequent to December 31, 2019 and through February 24, 2020, the Company repurchased 11,144 shares for $0.6 million from employees for payment of statutory tax withholdings on stock transactions and 73,780 shares for $3.9 million from our 401(k) savings and investment plan.

25.  Quarterly Results (Unaudited) (As Corrected)

The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2019
Net sales	$113,822	$119,437	$113,500	$122,574
Gross profit	25,430	30,204	27,410	36,381
Net income	8,757	13,391	14,290	17,273
Earnings per share:
Basic	$0.17	$0.26	$0.27	$0.33
Diluted	$0.17	$0.26	$0.26	$0.33

2018
Net sales	$99,082	$109,588	$112,937	$112,340
Gross profit	15,196	27,661	32,830	27,846
Net income	3,154	11,697	14,514	12,964
Earnings per share:
Basic	$0.06	$0.22	$0.28	$0.25
Diluted	$0.06	$0.22	$0.27	$0.25

The following tables reconcile our previously reported quarterly financial information with the corrected quarterly financial information as of and for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Previously Reported	Corrections		As Corrected	Previously Reported	Corrections		As Corrected
	(in thousands, except share and per share data)
Net sales	$113,822	$—		$113,822	$99,082	$—		$99,082
Cost of sales	88,029	363	(a)	88,392	83,692	194	(a)	83,886
Gross profit	25,793	(363)		25,430	15,390	(194)		15,196
Selling, general and administrative expenses	11,001	2,676	(b)	13,677	10,219	1,432	(b)	11,651
Loss (gain) on disposal of assets	284	—		284	(7)	—		(7)
Income from operations	14,508	(3,039)		11,469	5,178	(1,626)		3,552
Interest income, net	9	—		9	68	—		68
Other (expense) income, net	(26)	—		(26)	(6)	—		(6)
Income before taxes	14,491	(3,039)		11,452	5,240	(1,626)		3,614
Income tax provision	3,589	(894)	(c)	2,695	980	(520)	(c)	460
Net income	$10,902	$(2,145)		$8,757	$4,260	$(1,106)		$3,154
Earnings per share:
Basic	$0.21	$(0.04)		$0.17	$0.08	$(0.02)		$0.06
Diluted	$0.21	$(0.04)		$0.17	$0.08	$(0.02)		$0.06
Weighted average shares outstanding:
Basic	51,992,150	—		51,992,150	52,433,902	—		52,433,902
Diluted	52,369,660	—		52,369,660	52,910,223	—		52,910,223

Balance Sheet Data (at end of period):
Current assets	$146,798	$(287)	(c)	$146,511	$154,687	$(237)	(c)	$154,450
Total assets	319,525	(287)	(c)	319,238	306,945	(237)	(c)	306,708
Current liabilities	44,000	(918)	(d)	43,082	57,292	(711)	(d)	56,581
Deferred income taxes	12,713	(2,545)	(c)	10,168	8,397	(1,926)	(c)	6,471
Other long-term liabilities	3,442	—		3,442	1,645	—		1,645
Total stockholders' equity	$259,370	$3,176	(e)	$262,546	$239,611	$2,400	(e)	$242,011

(a) The share-based compensation correction to cost of sales for the quarters ended March 31, 2019 and 2018 was approximately $0.4 million and $0.2 million, respectively.

(b) The share-based compensation correction to selling, general and administrative expenses for the quarters ended March 31, 2019 and 2018 was approximately $3.0 million and $1.6 million, respectively. Included in the correction to selling, general and administrative expenses is a correction to our employee profit sharing bonus plan (Note 17) of approximately $0.4 million and $0.2 million for the quarters ended March 31, 2019 and 2018, respectively.

(c) The corrections to income tax receivable and deferred tax liability are the tax effect of the share-based compensation correction.

(d) This is the cumulative reduction of our employee profit sharing bonus plan (Note 17) liability as a result of the share-based compensation correction. The prior period costs will be recovered through our estimated 2019 fourth quarter payment which will be paid in early 2020.

(e) This is the cumulative effect on stockholders' equity as result of the share-based compensation correction. See Note 2, Error Correction, for a descriptions of the changes in stockholders' equity in the consolidated statements of stockholders' equity for the years ended December 31, 2019 and 2018.

The following tables reconcile our previously reported quarterly financial information with the corrected quarterly financial information as of and for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Previously Reported	Corrections		As Corrected	Previously Reported	Corrections		As Corrected
	(in thousands, except share and per share data)
Net sales	$119,437	$—		$119,437	$109,588	$—		$109,588
Cost of sales	89,262	(29)	(a)	89,233	82,003	(76)	(a)	81,927
Gross profit	30,175	29		30,204	27,585	76		27,661
Selling, general and administrative expenses	13,481	(569)	(b)	12,912	13,086	67	(b)	13,153
Loss (gain) on disposal of assets	6	—		6	(4)	—		(4)
Income from operations	16,688	598		17,286	14,503	9		14,512
Interest income, net	31	—		31	67	—		67
Other (expense) income, net	17	—		17	12	—		12
Income before taxes	16,736	598		17,334	14,582	9		14,591
Income tax provision	3,775	168	(c)	3,943	2,891	3	(c)	2,894
Net income	$12,961	$430		$13,391	$11,691	$6		$11,697
Earnings per share:
Basic	$0.25	$0.01		$0.26	$0.22	$—		$0.22
Diluted	$0.25	$0.01		$0.26	$0.22	$—		$0.22
Cash dividends declared per common share:	$0.16	$—		$0.16	$0.16	$—		$0.16
Weighted average shares outstanding:
Basic	52,120,272	—		52,120,272	52,383,842	—		52,383,842
Diluted	52,474,199	—		52,474,199	52,717,787	—		52,717,787

Balance Sheet Data (at end of period):
Current assets	$168,630	$(270)	(c)	$168,360	$154,665	$(237)	(c)	$154,428
Total assets	342,251	(270)	(c)	341,981	320,271	(237)	(c)	320,034
Current liabilities	58,953	(851)	(d)	58,102	71,673	(711)	(d)	70,962
Deferred income taxes	14,938	(2,361)	(c)	12,577	8,415	(1,922)	(c)	6,493
Other long-term liabilities	3,791	—		3,791	1,746	—		1,746
Total stockholders' equity	$264,569	$2,942	(e)	$267,511	$238,437	$2,396	(e)	$240,833

(a) The share-based compensation correction to cost of sales for the quarters ended June 30, 2019 and 2018 was approximately $0.1 million and $0.1 million, respectively.

(b) The share-based compensation correction to selling, general and administrative expenses for the quarters ended June 30, 2019 and 2018 was approximately $0.6 million and $0.1 million, respectively. Included in the correction to selling, general and administrative expenses is a correction to our employee profit sharing bonus plan (Note 17) of approximately $0.1 million and $0.1 million for the quarters ended June 30, 2019 and 2018, respectively.

(c) The corrections to income tax receivable and deferred tax liability are the tax effect of the share-based compensation correction.

(d) This is the cumulative reduction of our employee profit sharing bonus plan (Note 17) liability as a result of the share-based compensation correction. The prior period costs will be recovered through our estimated 2019 fourth quarter payment which will be paid in early 2020.

(e) This is the cumulative effect on stockholders' equity as result of the share-based compensation correction. See Note 2, Error Correction, for a descriptions of the changes in stockholders' equity in the consolidated statements of stockholders' equity for the years ended December 31, 2019 and 2018.

The following tables reconcile our previously reported quarterly financial information with the corrected quarterly financial information as of and for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Previously Reported	Corrections		As Corrected	Previously Reported	Corrections		As Corrected
	(in thousands, except share and per share data)
Net sales	$113,500	$—		$113,500	$112,937	$—		$112,937
Cost of sales	86,115	(25)	(a)	86,090	80,174	(67)	(a)	80,107
Gross profit	27,385	25		27,410	32,763	67		32,830
Selling, general and administrative expenses	12,994	(620)	(b)	12,374	13,190	(523)	(b)	12,667
Loss (gain) on disposal of assets	6	—		6	2	—		2
Income from operations	14,385	645		15,030	19,571	590		20,161
Interest income, net	9	—		9	36	—		36
Other (expense) income, net	(7)	—		(7)	5	—		5
Income before taxes	14,387	645		15,032	19,612	590		20,202
Income tax provision	560	182	(c)	742	5,527	161	(c)	5,688
Net income	$13,827	$463		$14,290	$14,085	$429		$14,514
Earnings per share:
Basic	$0.27	$—		$0.27	$0.27	$0.01		$0.28
Diluted	$0.26	$—		$0.26	$0.27	$—		$0.27
Weighted average shares outstanding:
Basic	52,111,444	—		52,111,444	52,238,796	—		52,238,796
Diluted	52,722,127	—		52,722,127	52,627,541	—		52,627,541

Balance Sheet Data (at end of period):
Current assets	$170,536	$(252)	(c)	$170,284	$144,696	$(220)	(c)	$144,476
Total Assets	352,152	(252)	(c)	351,900	314,024	(220)	(c)	313,804
Current liabilities	53,882	(779)	(d)	53,103	53,716	(645)	(d)	53,071
Deferred income taxes	15,034	(2,161)	(c)	12,873	8,841	(1,744)	(c)	7,097
Other long-term liabilities	3,669	—		3,669	1,838	—		1,838
Total stockholders' equity	$279,567	$2,688	(e)	$282,255	$249,629	$2,169	(e)	$251,798

(a) The share-based compensation correction to cost of sales for the quarters ended September 30, 2019 and 2018 was approximately $0.1 million and $0.1 million, respectively.

(b) The share-based compensation correction to selling, general and administrative expenses for the quarters ended September 30, 2019 and 2018 was approximately $0.7 million and $0.6 million, respectively. Included in the correction to selling, general and administrative expenses is a correction to our employee profit sharing bonus plan (Note 17) of approximately $0.1 million and $0.1 million for the quarters ended September 30, 2019 and 2018, respectively.

(c) The corrections to income tax receivable and deferred tax liability are the tax effect of the share-based compensation corrections.

(d) This is the cumulative reduction of our employee profit sharing bonus plan (Note 17) liability as a result of the share-based compensation correction. The prior period costs will be recovered through our estimated 2019 fourth quarter payment which will be paid in early 2020.

(e) This is the cumulative effect on stockholders' equity as result of the share-based compensation correction. See Note 2, Error Correction, for a descriptions of the changes in stockholders' equity in the consolidated statements of stockholders' equity for the years ended December 31, 2019 and 2018.

The following table reconciles our previously reported quarterly financial information with the corrected quarterly financial information as of and for the three months ended December 31, 2018.

	Three Months Ended December 31, 2018
	Previously Reported	Corrections		As Corrected
	(in thousands, except share and per share data)
Net sales	$112,340	$—		$112,340
Cost of sales	84,545	(51)	(a)	84,494
Gross profit	27,795	51		27,846
Selling, general and administrative expenses	11,260	(537)	(b)	10,723
Loss (gain) on disposal of assets	(3)	—		(3)
Income from operations	16,538	588		17,126
Interest income, net	25	—		25
Other (expense) income, net	(58)	—		(58)
Income before taxes	16,505	588		17,093
Income tax provision	3,969	160	(c)	4,129
Net income	$12,536	$428		$12,964
Earnings per share:
Basic	$0.24	$0.01		$0.25
Diluted	$0.24	$0.01		$0.25
Cash dividends declared per common share:	$0.16	$—		$0.16
Weighted average shares outstanding:
Basic	52,086,247	—		52,086,247
Diluted	52,420,529	—		52,420,529

Balance Sheet Data (at end of period):
Current assets	$140,861	$(203)	(c)	$140,658
Total Assets	308,197	(203)	(c)	307,994
Current liabilities	48,071	(580)	(d)	47,491
Deferred income taxes	10,826	(1,567)	(c)	9,259
Other long-term liabilities	1,801	—		1,801
Total stockholders' equity	$247,499	$1,944	(e)	$249,443

(a) The share-based compensation correction for cost of sales for the quarter ended December 31, 2018 was approximately $0.1 million.

(b) The share-based compensation correction to selling, general and administrative expenses for the quarter ended December 31, 2018 was approximately $0.6 million. Included in the correction to selling, general and administrative expenses is a correction to our employee profit sharing bonus plan (Note 17) of approximately $0.1 million for the quarter ended December 31, 2018.

(c) The corrections to income tax receivable and deferred tax liability are the tax effect of the share-based compensation corrections.

(d) This is the cumulative reduction of our employee profit sharing bonus plan (Note 17) liability as a result of the share-based compensation correction. The prior period costs will be recovered through our estimated 2019 fourth quarter payment which will be paid in early 2020.

(e) This is the cumulative effect on stockholders' equity as result of the share-based compensation correction. See Note 2, Error Correction, for a descriptions of the changes in stockholders' equity in the consolidated statements of stockholders' equity for the years ended December 31, 2018.

26. Segments

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

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Sales
Units	$434,283	$406,331	$384,853
Parts - External	35,424	28,456	22,050
Parts - Inter-segment	28,053	29,385	29,293
Other	(374)	(840)	(1,671)
Eliminations	(28,053)	(29,385)	(29,293)
Net sales	$469,333	$433,947	$405,232

Gross Profit
Units	$121,878	$108,214	$128,647
Parts - External	17,301	13,215	9,555
Parts - Inter-segment	985	865	426
Other	(19,754)	(17,896)	(14,551)
Eliminations	(985)	(865)	(426)
Gross profit	$119,425	$103,533	$123,651

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Based on our assessment, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 due to the material weakness in establishing the accounting policy for share-based compensation for retirement eligible employees.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c) Remediation of Material Weakness

Our management is in the process of executing a plan to remediate the material weakness described above. This plan includes the implementing of a process and control to ensure a more complete and comprehensive review is performed for researching and establishing the Company's accounting policies.

We have begun and expect to continue implementing the changes in our internal control over financial reporting to remediate the material weakness described above. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(d)  Changes in Internal Control over Financial Reporting

Except as discussed in item (c) above, there have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company identified a material weakness related to the accounting for share-based compensation for retirement eligible employees. The Company’s controls related to technical accounting research and specific provisions of the plan agreements and the identification of and monitoring of retirement eligible employees were not designed effectively to ensure that the Company correctly interpreted and applied technical accounting requirements for share-based compensation for retirement eligible employees.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated February 26, 2020 which expressed an unqualified opinion on those financial statements.

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
February 26, 2020

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 14, 2020.

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

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of shareholders scheduled to be held on May 12, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 12, 2020.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item  407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of shareholders scheduled to be held May 12, 2020.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2019, 2018, or 2017.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 12, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (ii)
		(B)	Bylaws (i)
		(B-1)	Amendments of Bylaws (iii)

	(4)	(A)	Third Restated Revolving Credit and Term Loan Agreement and related documents (iv)

		(A-1)	Amendment Thirteen (October 24, 2019) to Third Restated Revolving Credit Loan Agreement (v)
	(4.16)		Description of Securities

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (vii)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (viii)

	(10.3)		AAON, Inc. 2016 Long-Term Incentive Plan (vi)

	(21)		List of Subsidiaries (ix)

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(101)	(INS)	Inline XBRL Instance Document

	(101)	(SCH)	Inline XBRL Taxonomy Extension Schema

	(101)	(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

	(101)	(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

	(101)	(LAB)	Inline XBRL Taxonomy Extension Label Linkbase

	(101)	(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

	(104)		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

	(i)		Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

	(ii)		Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(iii)	Incorporated herein by reference to our Forms 8-K dated March 10, 1997, May 27, 1998 and February 25, 1999, or exhibits thereto.

(iv)	Incorporated herein by reference to exhibit to our Form 8-K dated July 30, 2004.

(v)	Incorporated herein by reference to exhibit to our Form 8-K dated July 27, 2016.

(vi)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-212863 dated August 2, 2016 and our Form S-8 Registration Statement No. 333-226512 dated August 2, 2018.

(vii)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 333-52824.

(viii)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915, Form S-8 Registration Statement No. 333-207737, and to our Form 8-K dated May 21, 2014.

(ix)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	February 26, 2020	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 26, 2020	/s/ Norman H. Asbjornson
Norman H. Asbjornson Chief Executive Officer and Director (principal executive officer)

Dated:	February 26, 2020	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer (principal financial officer)

Dated:	February 26, 2020	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Accounting Officer (principal accounting officer)

Dated:	February 26, 2020	/s/ Gary D. Fields
Gary D. Fields President and Director

Dated:	February 26, 2020	/s/ Angela E. Kouplen
Angela E. Kouplen Director

Dated:	February 26, 2020	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated:	February 26, 2020	/s/ Caron A. Lawhorn
Caron A. Lawhorn Director

Dated:	February 26, 2020	/s/ Stephen O. LeClair
Stephen O. LeClair Director

Dated:	February 26, 2020	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 26, 2020	/s/ Jack E. Short
Jack E. Short Director

Dated:	February 26, 2020	/s/ Luke A. Bomer
Luke A. Bomer Secretary

Exhibit 4.16

DESCRIPTION OF THE REGISTRANT’S SECURITIES
REGISTERED PURSUANT TO SECTION 12 OF THE
SECURITIES EXCHANGE ACT OF 1934

As of February 24, 2020, AAON, Inc., a Nevada corporation, (“AAON”) has one class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Common Stock.

Description of Common Stock

The following description of our Common Stock is a summary based on and qualified by our Amended and Restated Articles of Incorporation of AAON, Inc. (as further amended to date, the “Articles of Incorporation”) and our Bylaws (as amended to date, the “Bylaws”).

Authorized Capital Shares

Our authorized capital shares consist of 100,000,000 shares of common stock, $0.004 par value per share (“Common Stock”), and 5,000,000 shares of series preferred stock, $0.001 par value per share (“Preferred Stock”). The outstanding shares of our Common Stock are fully paid and nonassessable.

Voting Rights

Holders of Common Stock are entitled to one vote per share on all matters voted on by the stockholders, including the election of directors. Our Common Stock does not have cumulative voting rights.

Dividend Rights

Subject to the rights of holders of outstanding shares of Preferred Stock, if any, the holders of Common Stock are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors in its discretion out of funds legally available for the payment of dividends.
Liquidation Rights

Subject to any preferential rights of outstanding shares of Preferred Stock, if any, holders of Common Stock will share ratably in all assets legally available for distribution to our stockholders in the event of dissolution.

Other Rights and Preferences

Our Common Stock has no sinking fund or redemption provisions or preemptive, conversion or exchange rights.

Listing

The Common Stock is traded on The Nasdaq Stock Market LLC under the trading symbol “AAON.”

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our reports dated February 26, 2020, with respect to the consolidated financial statements and internal control over financial reporting included in the Annual Report of AAON, Inc. on Form 10-K for the year ended December 31, 2019. We consent to the incorporation by reference of said reports in the Registration Statements of AAON, Inc. on Forms S-8 (File No. 333-151915, File No. 333-207737, File No. 333-212863 and File No. 333-226512).

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 26, 2020

Exhibit 31.1

CERTIFICATION

I, Norman H. Asbjornson, certify that:
1.I have reviewed this Annual Report on Form 10-K of AAON, Inc.
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
d)disclosed in this report any change in the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:	February 26, 2020
/s/ Norman H. Asbjornson

Norman H. Asbjornson Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Scott M. Asbjornson, certify that:
1.I have reviewed this Annual Report on Form 10-K of AAON, Inc.
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
d)disclosed in this report any change in the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:	February 26, 2020
/s/ Scott M. Asbjornson

Scott M. Asbjornson Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AAON, Inc. (the “Company”), on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Norman H. Asbjornson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and our results of operations.

Dated:	February 26, 2020
/s/ Norman H. Asbjornson

Norman H. Asbjornson Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AAON, Inc. (the “Company”), on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott M. Asbjornson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and our results of operations.

Dated:	February 26, 2020
/s/ Scott M. Asbjornson

Scott M. Asbjornson Chief Financial Officer