Form 10-Q
period 2020-03-31
AAON, INC.
filed 2020-05-07
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

As of May 5, 2020, registrant had outstanding a total of 52,031,532 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2020	December 31, 2019
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$35,677	$26,797
Restricted cash	16,468	17,576
Accounts receivable, net	69,894	67,399
Income tax receivable	—	772
Note receivable	27	29
Inventories, net	72,855	73,601
Prepaid expenses and other	2,045	1,375
Total current assets	196,966	187,549
Property, plant and equipment:
Land	3,298	3,274
Buildings	104,707	101,113
Machinery and equipment	252,544	236,087
Furniture and fixtures	17,116	16,862
Total property, plant and equipment	377,665	357,336
Less: Accumulated depreciation	184,636	179,242
Property, plant and equipment, net	193,029	178,094
Intangible assets, net	213	272
Goodwill	3,229	3,229
Right of use assets	1,641	1,683
Note receivable	542	597
Total assets	$395,620	$371,424

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	13,501	11,759
Accrued liabilities	50,684	44,269
Total current liabilities	64,185	56,028
Deferred tax liabilities	15,130	15,297
Other long-term liabilities	3,652	3,639
New market tax credit obligation (a)	6,330	6,320
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,044,110 and 52,078,515 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	208	208
Additional paid-in capital	—	3,631
Retained earnings	306,115	286,301
Total stockholders' equity	306,323	290,140
Total liabilities and stockholders' equity	$395,620	$371,424
(a) Held by variable interest entities (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share data)
Net sales	$137,483	$113,822
Cost of sales	94,536	88,392
Gross profit	42,947	25,430
Selling, general and administrative expenses	15,214	13,677
(Gain) loss on disposal of assets	(62)	284
Income from operations	27,795	11,469
Interest income, net	61	9
Other (expense) income, net	(27)	(26)
Income before taxes	27,829	11,452
Income tax provision	5,976	2,695
Net income	$21,853	$8,757
Earnings per share:
Basic	$0.42	$0.17
Diluted	$0.41	$0.17
Weighted average shares outstanding:
Basic	52,071,839	51,992,150
Diluted	52,871,419	52,369,660

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2019	52,079	$208	$3,631	$286,301	$290,140
Net income	—	—	—	21,853	21,853
Stock options exercised and restricted	212	1	4,496	—	4,497
stock awards granted
Share-based compensation	—	—	2,351	—	2,351
Stock repurchased and retired	(247)	(1)	(10,478)	(2,039)	(12,518)
Balances at March 31, 2020	52,044	$208	$—	$306,115	$306,323

	Three Months Ended March 31, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2018	51,991	$208	$—	$249,235	249,443
Net income	—	—	—	8,757	8,757
Stock options exercised and restricted	237	1	4,009	—	4,010
stock awards granted
Share-based compensation	—	—	5,407	—	5,407
Stock repurchased and retired	(129)	(1)	(5,070)	—	(5,071)
Balances at March 31, 2019	52,099	$208	$4,346	$257,992	$262,546

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2020	2019
Operating Activities	(in thousands)
Net income	$21,853	$8,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,002	5,914
Amortization of debt issuance cost	10	—
Provision for losses on accounts receivable, net of adjustments	294	115
Provision for excess and obsolete inventories	(274)	357
Share-based compensation	2,351	5,407
(Gain) loss on disposition of assets	(62)	284
Foreign currency transaction loss (gain)	51	(16)
Interest income on note receivable	(6)	(6)
Deferred income taxes	(167)	909
Changes in assets and liabilities:
Accounts receivable	(2,789)	(4,725)
Income taxes	772	1,432
Inventories	1,020	2,678
Prepaid expenses and other	(670)	(561)
Accounts payable	2,742	(5,730)
Deferred revenue	229	25
Accrued liabilities	6,241	73
Net cash provided by operating activities	37,597	14,913
Investing Activities
Capital expenditures	(21,877)	(8,772)
Proceeds from sale of property, plant and equipment	61	52
Principal payments from note receivable	12	17
Net cash used in investing activities	(21,804)	(8,703)
Financing Activities
Stock options exercised	4,497	4,010
Repurchase of stock	(11,565)	(4,483)
Employee taxes paid by withholding shares	(953)	(588)
Net cash used in financing activities	(8,021)	(1,061)
Net increase in cash, cash equivalents and restricted cash	7,772	5,149
Cash, cash equivalents and restricted cash, beginning of period	44,373	1,994
Cash, cash equivalents and restricted cash, end of period	$52,145	$7,143

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

Our financial statements consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of two variable interest entities ("VIEs") (Note 16) that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.

These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2019 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. All intercompany balances and transactions have been eliminated in consolidation.

We are engaged in the engineering, manufacturing, marketing and sale of air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils and controls.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis. The most significant estimates include, but are not limited to, inventory reserves, warranty accrual, worker's compensation accrual, medical insurance accrual, income taxes and share-based compensation. Actual results could differ materially from those estimates.

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Fair Value Measurements

We adopted ASU No. 2018-13, Fair Value Measurements (Topic 820), as amended, as of January 1, 2020. The ASU includes additional disclosure requirements for unrealized gains and losses for Level 3 fair value measurements and significant observable inputs used to develop Level 3 fair value measurements. There was not a material impact to financial statements upon adoption. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value is based upon assumptions that market participants would use when pricing an asset or liability. We use the following fair value hierarchy, which prioritizes valuation technique inputs used to measure fair value into three broad levels:

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
•Level 3: Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. Items categorized in Level 3 include the estimated fair values of property, plant and equipment, intangible assets and goodwill acquired in a business combination.

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

Intangible Assets

Our intangible assets include various trademarks, service marks and technical knowledge acquired in our February 2018 business combination. We amortize our intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses, in our February 2018 business combination, over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at March 31, 2020 is deductible for income tax purposes. Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

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

2.  Revenue Recognition

Disaggregated net sales by major source:

	Three months ended March 31,
	2020	2019
	(in thousands)
Rooftop Units	$110,830	$88,343
Condensing Units	4,498	4,050
Air Handlers	6,247	5,594
Outdoor Mechanical Rooms	915	482
Water Source Heat Pumps	3,703	5,844
Part Sales	6,513	6,490
Other	4,777	3,019
Net Sales	$137,483	$113,822

Disaggregated units sold by major source:

	Three months ended March 31,
	2020	2019
Rooftop Units	4,061	3,762
Condensing Units	408	394
Air Handlers	510	580
Outdoor Mechanical Rooms	10	11
Water Source Heat Pumps	1,617	2,289
Total Units	6,606	7,036

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $12.6 million and $11.5 million for the three months ended March 31, 2020 and 2019, respectively.

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

Adoption of the new standard resulted in the recording of additional lease right of use assets and lease liabilities of approximately $1.8 million as of January 1, 2019, which mostly relates to the multi-year facility lease assumed in our February 2018 business combination. The cumulative-effect adjustment to the opening balance was immaterial to the consolidated financial statements as a whole. The standard did not materially impact our consolidated net earnings or cash flows.  As of March 31, 2020, our right of use assets and lease liabilities are approximately $1.6 million.

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Accounts receivable	$70,541	$67,752
Less: Allowance for doubtful accounts	(647)	(353)
Total, net	$69,894	$67,399

	Three months ended
	March 31, 2020	March 31, 2019
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$353	$264
Provisions for losses on accounts receivables, net of adjustments	294	115
Balance, end of period	$647	$379

5.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$67,815	$68,842
Work in process	2,055	1,825
Finished goods	5,350	5,578
Total, gross	75,220	76,245
Less: Allowance for excess and obsolete inventories	(2,365)	(2,644)
Total, net	$72,855	$73,601

	Three months ended
	March 31, 2020	March 31, 2019
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$2,644	$1,210
Provisions for excess and obsolete inventories	(274)	357
Inventories written off	(5)	—
Balance, end of period	$2,365	$1,567

6.  Intangible Assets

Our intangible assets consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Intellectual property	$700	$700
Less: Accumulated amortization	(487)	(428)
Total, net	$213	$272

Amortization expense recorded in cost of sales is as follows:

	Three months ended
	March 31, 2020	March 31, 2019
	(in thousands)
Amortization expense	$59	$59

7.  Supplemental Cash Flow Information

	Three months ended
	March 31, 2020	March 31, 2019
Supplemental disclosures:	(in thousands)
Income taxes paid	$3,024	$353
Non-cash investing and financing activities:
Non-cash capital expenditures	$(1,000)	$1,068

8.  Warranties

The Company has product warranties with various terms ranging from one year from the date of first use or 18 months for parts to 25 years for certain heat exchangers. The Company has an obligation to replace parts if conditions under the warranty are met. A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products and any known identifiable warranty issues.

Changes in the warranty accrual are as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Warranty accrual:	(in thousands)
Balance, beginning of period	$12,652	$11,421
Payments made	(1,177)	(1,106)
Provisions	1,465	1,109
Balance, end of period	$12,940	$11,424

Warranty expense:	$1,465	$1,109

9.  Accrued Liabilities

Accrued liabilities were comprised of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Warranty	$12,940	$12,652
Due to representatives	13,123	11,538
Payroll	6,460	5,058
Profit sharing	3,167	1,721
Worker's compensation	480	522
Medical self-insurance	1,066	707
Customer prepayments	2,256	4,627
Employee 401(k) profit sharing	1,450	—
Donations	354	354
Income tax payable	2,346	—
Employee vacation time	4,017	3,804
Other	3,025	3,286
Total	$50,684	$44,269

10.  Revolving Credit Facility

Our revolving credit facility, as amended, ("BOK Revolver") provides for maximum borrowings of $30.0 million, which is provided by BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there is one standby letter of credit totaling $1.7 million. Borrowings available under the revolving credit facility at March 31, 2020 were $28.3 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at March 31, 2020 and December 31, 2019. The revolving credit facility expires on July 26, 2021.

As of March 31, 2020, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At March 31, 2020, our tangible net worth was $306.3 million and met the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1, and met the requirement of not being above 2 to 1.

11.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three months ended
	March 31, 2020	March 31, 2019
	(in thousands)
Current	$6,143	$1,786
Deferred	(167)	909
	$5,976	$2,695

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Federal statutory rate	21.0%	21.0%
State income taxes, net of Federal benefit	5.2	6.1
Excess tax benefits	(3.8)	(2.7)
Other	(0.9)	(0.9)
Effective tax rate	21.5%	23.5%
The Company's estimated annual 2020 effective tax rate, excluding discrete events, is approximately 25%. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. income tax examinations for tax years 2016 to present, and to non-U.S. income tax examinations for the tax years 2015 to present. In addition, we are subject to state and local income tax examinations for the tax years 2015 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020, and includes a retroactive correction to the 2017 Tax Cuts and Jobs Act that allows for much faster depreciation of qualified improvement property that is placed in service after December 31, 2017. The retroactive correction allows for 100% first-year bonus depreciation for qualified improvement property placed in service in the tax years ended 2018 to 2022. Alternatively, companies can depreciate qualified improvement property placed in service during the tax year ended 2018 and beyond over 15 years using the straight-line method. Amending a prior period return to claim 100% first-year bonus depreciation for qualified improvement property placed in service in those years could result in a net operating loss that can be carried back to a prior tax year to recover taxes paid in that prior year.

As the Company collects and prepares necessary data and interprets the CARES Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, additional adjustments to the financial statements may be made. We don't expect these additional adjustments to materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. We expect the final accounting for the tax effects of the CARES Act to be completed by the second quarter in 2020.

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

Options

The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2020 is $28.3 million and is expected to be recognized over a weighted average period of 3.6 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2020 and 2019 using a Black Scholes-Merton Model:

	Three months ended
	March 31, 2020	March 31, 2019
Directors and Officers:
Expected dividend rate	$0.32	$0.32
Expected volatility	31.08%	29.54%
Risk-free interest rate	0.70%	2.40%
Expected life (in years)	5.0	5.0
Employees:
Expected dividend rate	$0.32	$0.32
Expected volatility	31.07%	29.54%
Risk-free interest rate	0.71%	2.40%
Expected life (in years)	5.0	5.0

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

The following is a summary of stock options vested and exercisable as of March 31, 2020:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$36.95	677,936	6.09	$28.34	$13,542
$37.00	-	$40.87	6,418	7.95	38.20	65
$41.37	-	$57.14	339,922	8.84	41.38	2,361
		Total	1,024,276	7.01	$32.73	$15,968

The following is a summary of stock options vested and exercisable as of March 31, 2019:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$6.13	-	$33.20	496,465	6.11	$22.56	$11,727
$33.40	-	$40.87	187,024	8.28	35.53	1,991
$41.37	-	$46.18	—	—	—	—
		Total	683,489	6.70	$26.11	$13,718

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,627,047	$36.32
Granted	939,600	44.32
Exercised	(154,335)	29.13
Forfeited or Expired	(38,316)	38.86
Outstanding at March 31, 2020	4,373,996	$38.27
Exercisable at March 31, 2020	1,024,276	$32.73

The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $3.9 million and $2.1 million, respectively. The cash received from options exercised during the three months ended March 31, 2020 and 2019 was $4.5 million and $4.0 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At March 31, 2020, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.5 million, which is expected to be recognized over a weighted average period of 3.1 years.

A summary of the unvested restricted stock awards is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	267,484	$34.42
Granted	58,840	42.65
Vested	(62,292)	30.71
Forfeited	(1,120)	35.88
Unvested at March 31, 2020	262,912	$37.13

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Grant date fair value of awards during the period:	(in thousands)
Options	$10,905	$19,944
Restricted stock	2,510	3,708
Total	$13,415	$23,652

Share-based compensation expense:
Options	$1,632	$4,622
Restricted stock	719	785
Total	$2,351	$5,407

Income tax benefit/(deficiency) related to share-based compensation:
Options	$731	$243
Restricted stock	334	151
Total	$1,065	$394

Share-based compensation expense is recognized on a straight-line basis over the service period of the related share-based compensation award. Stock options and restricted stock awards, granted to employees, vest at a rate of 20% per year. Restricted stock awards granted to directors historically vest one-third each year or, if granted on or after May 2019, vest over the shorter of directors' remaining elected term or one-third each year. Forfeitures are accounted for as they occur.

Historically, if the employee or director is retirement eligible (as defined by the respective LTIP) or becomes retirement eligible during service period of the related share-based compensation award, the service period (and compensation expense recognition) is the lesser of 1) the grant date, if retirement eligible on grant date, or 2) the period between grant date and retirement eligible date. All share-based compensation awards granted on or after March 1, 2020 to retirement eligible employees or directors contain a one-year employment requirement (minimum service period) or the entire award is forfeited.

13. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the three months ended March 31, 2020 and 2019.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three months ended
	March 31, 2020	March 31, 2019
	(in thousands)
Contributions made to the defined contribution plan	$2,450	$1,360

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

	Three months ended
	March 31, 2020	March 31, 2019
	(in thousands)
Profit sharing bonus plan expense	$3,167	$1,306

Employee Medical Plan

We self-insure for our employees' health insurance. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plan. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. In addition, the Company matches 175% of a participating employee's allowed contributions to a qualified health saving account to assist employees with our heath insurance plan deductibles.

	Three months ended
	March 31, 2020	March 31, 2019
	(in thousands)
Medical claim payments	$1,875	$1,520
Health saving account payments	874	720

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31, 2020	March 31, 2019
Numerator:	(in thousands, except share and per share data)
Net income	$21,853	$8,757
Denominator:
Basic weighted average shares	52,071,839	51,992,150
Effect of dilutive stock options and restricted stock	799,580	377,510
Diluted weighted average shares	52,871,419	52,369,660
Earnings per share:
Basic	$0.42	$0.17
Diluted	$0.41	$0.17
Anti-dilutive shares:
Shares	253,437	1,927,727

15. Stockholders’ Equity

Stock Repurchases

The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

Our open market repurchase programs are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
May 16, 2018 [1]	$15 million	March 1, 2019
March 5, 2019 [1]	$20 million	March 4, 2020
March 13, 2020	$20 million	** [2]
[1] The 2018 and 2019 purchase authorizations were executed under 10b5-1 programs.
[2] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.

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

Our repurchase activity is as follows:

	Three months ended March 31,
	2020			2019
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	103,689	$4,987	$48.10	5,799	$200	$34.46
401(k)	123,672	6,578	53.19	107,000	4,283	40.03
Directors and employees	19,099	953	49.90	15,705	588	37.44
Total	246,460	$12,518	$50.79	128,504	$5,071	$39.46

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	7,591,411	126,505	16.66
Directors and employees	2,001,028	20,535	10.26
Total	13,797,694	$221,833	$16.08

Subsequent to March 31, 2020 and through May 5, 2020, the Company repurchased 23,305 shares for $1.1 million from our 401(k) savings and investment plan.

Dividends

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. At March 31, 2020, we had one material contractual purchase obligation for approximately $1.8 million that expires in December 2020.

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

The following is a summary of transactions and balance with affiliates:

	Three months ended
	March 31, 2020	March 31, 2019
	(in thousands)
Sales to affiliates	$653	$50
Payments to affiliates	59	127

	March 31, 2020	December 31, 2019
	(in thousands)
Due from affiliates	$478	$22
Due to affiliates	—	2

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Sales
Units	$130,720	$107,068
Parts - External	6,880	6,911
Parts - Inter-segment	6,786	7,922
Other	(117)	(157)
Eliminations	(6,786)	(7,922)
Net sales	$137,483	$113,822

Gross Profit
Units	$46,054	$26,385
Parts - External	3,177	3,669
Parts - Inter-segment	(395)	677
Other	(6,284)	(4,624)
Eliminations	395	(677)
Net gross profit	$42,947	$25,430

20.  Error Correction

We have corrected herein our consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

Error Correction Background

During the preparation of the 2019 Annual Report on Form 10-K (filed on February 27, 2020) the Company noted errors in previously issued financial statements relating to share-based compensation expense for stock options and restricted stock awards held by retirement eligible employees and directors. As defined by our Long-Term Incentive Plans (Note 12), stock options and restricted stock awards are fully vested when an active employee or director meets certain retirement eligibility requirements. We have corrected the previously issued 2019 financial statements to recognize all share-based compensation, related to retirement eligible employees or directors, by the earlier of the grant date (if retirement eligible on grant date) or ratably from grant date to retirement eligible date. The corrected financial statements also include corrections for the tax effect of the share-based compensation corrections as well as the corrections' impact on our prior periods' employees profit sharing bonus plan (Note 13).

Description of Tables

The following tables represent our corrected consolidated statements of income, statements of stockholders' equity, and statements of cash flows for the three months ended March 31, 2019, as well as our corrected consolidated balance sheet at March 31, 2019. The values as previously reported for March 31, 2019 were derived from our Quarterly Report on Form 10-Q for the three month ended March 31, 2019 filed on May 2, 2019.

	Consolidated Statements of Income
	Three Months Ended March 31, 2019
	Previously Reported	Corrections		As Corrected
	(in thousands, except share and per share data)
Net sales	$113,822	$—		$113,822
Cost of sales	88,029	363	(a)	88,392
Gross profit	25,793	(363)		25,430
Selling, general and administrative expenses	11,001	2,676	(b)	13,677
Loss (gain) on disposal of assets	284	—		284
Income from operations	14,508	(3,039)		11,469
Interest income, net	9	—		9
Other (expense) income, net	(26)	—		(26)
Income before taxes	14,491	(3,039)		11,452
Income tax provision	3,589	(894)	(c)	2,695
Net income	$10,902	$(2,145)		$8,757
Earnings per share:
Basic	$0.21	$(0.04)		$0.17
Diluted	$0.21	$(0.04)		$0.17
Weighted average shares outstanding:
Basic	51,992,150	—		51,992,150
Diluted	52,369,660	—		52,369,660

Balance Sheet Data (at end of period):
Current assets	$146,798	$(287)	(c)	$146,511
Total assets	319,525	(287)	(c)	319,238
Current liabilities	44,000	(918)	(d)	43,082
Deferred income taxes	12,713	(2,545)	(c)	10,168
Other long-term liabilities	3,442	—		3,442
Total stockholders' equity	$259,370	$3,176	(e)	$262,546

(a) The share-based compensation correction to cost of sales for the quarter ended March 31, 2019 was approximately $0.4 million.

(b) The share-based compensation correction to selling, general and administrative expenses for the quarter ended March 31, 2019 was approximately $3.0 million. Included in the correction to selling, general and administrative expenses is a correction to our employee profit sharing bonus plan (Note 13) of approximately $0.4 million for the quarter ended March 31, 2019.

(c) The corrections to income tax receivable and deferred tax liability are the tax effect of the share-based compensation correction.

(d) This is the cumulative reduction of our employee profit sharing bonus plan (Note 13) liability as a result of the share-based compensation correction. The prior period costs were recovered through our estimated 2019 fourth quarter payment which was paid in early 2020.

(e) This is the cumulative effect on stockholders' equity as result of the share-based compensation correction. See table below for a descriptions of the changes in stockholders' equity in the consolidated statements of stockholders' equity for the quarter ended March 31, 2019.

	Consolidated Statements of Stockholders’ Equity
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
As Previously Reported	(in thousands)
Balance at December 31, 2018	51,991	$208	$—	$247,291	$247,499
Net income	—	—	—	10,902	10,902
Stock options exercised and restricted	237	1	4,009	—	4,010
stock awards granted
Share-based compensation	—	—	2,030	—	2,030
Stock repurchased and retired	(129)	(1)	(5,070)	—	(5,071)
Balance at March 31, 2019	52,099	208	969	258,193	259,370
Correction Impacts
Balance at December 31, 2018	—	—	—	1,944	1,944
Net income	—	—	—	(2,145)	(2,145)
Stock options exercised and restricted	—	—	—	—	—
stock awards granted
Share-based compensation	—	—	3,377	—	3,377
Stock repurchased and retired	—	—	—	—	—
Balance at March 31, 2019	—	—	3,377	(201)	3,176
As Corrected
Balance at December 31, 2018	51,991	$208	$—	$249,235	$249,443
Net income	—	—	—	8,757	8,757
Stock options exercised and restricted	237	1	4,009	—	4,010
stock awards granted
Share-based compensation	—	—	5,407	—	5,407
Stock repurchased and retired	(129)	(1)	(5,070)	—	(5,071)
Balance at March 31, 2019	52,099	$208	$4,346	$257,992	$262,546

See descriptions of changes to net income in the consolidated statement of income for the three months ended March 31, 2019 in the table above.

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2019
	Previously Reported	Corrections	As Corrected
Operating Activities	(in thousands)
Net income	$10,902	$(2,145)	$8,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,914	—	5,914
Provision for losses on accounts receivable, net of adjustments	115	—	115
Provision for excess and obsolete inventories	357	—	357
Share-based compensation	2,030	3,377	5,407
Loss (gain) on disposition of assets	284	—	284
Foreign currency transaction (gain) loss	(16)	—	(16)
Interest income on note receivable	(6)	—	(6)
Deferred income taxes	1,887	(978)	909
Changes in assets and liabilities:
Accounts receivable	(4,725)	—	(4,725)
Income taxes	1,348	84	1,432
Inventories	2,678	—	2,678
Prepaid expenses and other	(561)	—	(561)
Accounts payable	(5,730)	—	(5,730)
Deferred revenue	25	—	25
Accrued liabilities and donations	411	(338)	73
Net cash provided by operating activities	14,913	—	14,913
Investing Activities
Capital expenditures	(8,772)	—	(8,772)
Proceeds from sale of property, plant and equipment	52	—	52
Principal payments from note receivable	17	—	17
Net cash used in investing activities	(8,703)	—	(8,703)
Financing Activities
Stock options exercised	4,010	—	4,010
Repurchase of stock	(4,483)	—	(4,483)
Employee taxes paid by withholding shares	(588)	—	(588)
Net cash used in financing activities	(1,061)	—	(1,061)
Net decrease in cash and cash equivalents	5,149	—	5,149
Cash and cash equivalents, beginning of year	1,994	—	1,994
Cash and cash equivalents, end of year	$7,143	$—	$7,143

See descriptions of changes to net income and the balance sheet in the tables above.

21.  Subsequent Event

In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations and cash flows.

On April 22, 2020, our plant and office facilities in Tulsa, Oklahoma experienced hail related weather damage and we have filed a property insurance claim which carries a $500,000 deductible. We did not experience any operational interruption as a result of this weather event.

In May 2020, we entered into three material purchase agreements that total approximately $5.1 million. The purchase agreement periods are from September 2020 to January 2021.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and all provinces in Canada. Foreign sales were approximately $2.8 million of our total net sales for the three months just ended and $4.2 million of our sales during the same period of 2019.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. Our sales strategy is currently balanced between new construction and replacement applications. The new construction market in 2019 and through the first quarter of 2020 has been robust, but showing signs of uncertainty. Thus, we continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

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

The price levels of most raw materials have started to decline in the past twelve months. We expect our raw material prices to remain stable. There is a possibility prices could rise in the future depending on the impact COVID-19 will have on our supply chain. For the three months ended March 31, 2020, the price (twelve month trailing average) for copper, galvanized steel, stainless steel and aluminum decreased 2.1%, 5.8%, 1.5% and 2.2%, respectively, as compared to the three months ended March 31, 2019.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•We continued to operate during the first quarter as an essential business with minimal disruption.
•Net sales were a record for the quarter, increasing by 20.8%.
•Our gross profit percentage improved from 22.3% in 2019 to 31.2%.
•We invested $21.9 million in capital expenditures, continuing our work on projects such as our Longview, TX expansion and additional Salvagnini machines that will increase our sheet metal capacity.
•Total cash, cash equivalents and restricted cash was $52.1 million at March 31, 2020.
•We shortened our lead times, improved deliveries to customers and reduced our backlog.

Backlog

The following table shows our historical backlog levels:

3/31/2020	12/31/2019	3/31/2019
(in thousands)
$119,642	$142,747	$166,558

Results of Operations

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Units Sold

	Three months ended March 31,
	2020	2019
Rooftop Units	4,061	3,762
Condensing Units	408	394
Air Handlers	510	580
Outdoor Mechanical Rooms	10	11
Water Source Heat Pumps	1,617	2,289
Total Units	6,606	7,036

Net Sales

	Three months ended March 31,
	2020	2019	Change	% Change
	(in thousands, except unit data)
Net sales	$137,483	$113,822	$23,661	20.8%
Total units	6,606	7,036	(430)	(6.1)%

Our net sales increased by 20.8% due in part to our increased sheet metal production from the additional Salvagnini machines that were placed into operation and in part from price increases put in place over the last year and a half.

Cost of Sales

	Three months ended March 31,		Percent of Sales
	2020	2019	2020	2019
	(in thousands)
Cost of sales	$94,536	$88,392	68.8%	77.7%
Gross profit	42,947	25,430	31.2%	22.3%

We continue to see overall raw material costs decrease. The Company has improved its labor and overhead efficiencies through increased production and absorption of fixed costs.

Twelve-month average raw material cost per pound as of March 31:

	2020	2019	% Change

Copper	$3.65	$3.73	(2.1)%
Galvanized Steel	$0.49	$0.52	(5.8)%
Stainless Steel	$1.31	$1.33	(1.5)%
Aluminum	$1.78	$1.82	(2.2)%

Selling, General and Administrative Expenses

	Three months ended March 31,		Percent of Sales
	2020	2019	2020	2019
	(in thousands)
Warranty	$1,465	$1,109	1.1%	1.0%
Profit Sharing	3,167	1,306	2.3%	1.1%
Salaries & Benefits	5,400	3,535	3.9%	3.1%
Stock Compensation	1,036	4,146	0.8%	3.6%
Advertising	126	220	0.1%	0.2%
Depreciation	462	311	0.3%	0.3%
Insurance	239	159	0.2%	0.1%
Professional Fees	540	730	0.4%	0.6%
Donations	180	115	0.1%	0.1%
Bad Debt Expense	294	115	0.2%	0.1%
Other	2,305	1,931	1.7%	1.7%
Total SG&A	$15,214	$13,677	11.1%	12.0%

Profit sharing expenses increased due to our increased earnings for the period. Salaries & Benefits is up as well due in part to additional incentives for our employees as a result of the Company's good performance. Stock compensation is lower because the valuation of the Company wide equity grant done in March 2020 was less than the grant done in March 2019.

Income Taxes

	Three months ended March 31,		Effective Tax Rate
	2020	2019	2020	2019
	(in thousands)
Income tax provision	$5,976	$2,695	21.5%	23.5%

The Company’s estimated annual 2020 effective tax rate, excluding discrete events, is expected to be approximately 25%.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash increased $8.9 million from December 31, 2019 to March 31, 2020 and totaled $35.7 million at March 31, 2020.

Revolving Line of Credit - Under the line of credit with Bank of Oklahoma, there was one standby letter of credit of $1.7 million as of March 31, 2020. At March 31, 2020, we have $28.3 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at March 31, 2020 and December 31, 2019. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The termination date of the revolving credit facility is July 26, 2021.

At March 31, 2020, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At March 31, 2020, our tangible net worth was $306.3 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1.

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

Stock Repurchases - The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time, up to a total of 5.7 million shares. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

Our open market repurchase programs are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
May 16, 2018 [1]	$15 million	March 1, 2019
March 5, 2019 [1]	$20 million	March 4, 2020
March 13, 2020	$20 million	** [2]
[1] The 2018 and 2019 purchase authorizations were executed under 10b5-1 programs.
[2] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.

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

Our repurchase activity is as follows:

	Three months ended March 31,
	2020			2019
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	103,689	$4,987	$48.10	5,799	$200	$34.46
401(k)	123,672	6,578	53.19	107,000	4,283	40.03
Directors and employees	19,099	953	49.90	15,705	588	37.44
Total	246,460	$12,518	$50.79	128,504	$5,071	$39.46

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	7,591,411	126,505	16.66
Directors and employees	2,001,028	20,535	10.26
Total	13,797,694	$221,833	$16.08

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2020 and 2019. For additional details, see the consolidated financial statements.

	Three months ended March 31,
	2020	2019
	(in thousands)
Operating Activities
Net Income	$21,853	$8,757
Income statement adjustments, net	8,199	12,964
Changes in assets and liabilities:
Accounts receivable	(2,789)	(4,725)
Income taxes	772	1,432
Inventories	1,020	2,678
Prepaid expenses and other	(670)	(561)
Accounts payable	2,742	(5,730)
Deferred revenue	229	25
Accrued liabilities & donations	6,241	73
Net cash provided by operating activities	37,597	14,913
Investing Activities
Capital expenditures	(21,877)	(8,772)
Other	73	69
Net cash used in investing activities	(21,804)	(8,703)
Financing Activities
Stock options exercised	4,497	4,010
Repurchase of stock	(11,565)	(4,483)
Employee taxes paid by withholding shares	(953)	(588)
Net cash used in financing activities	$(8,021)	$(1,061)

Cash Flows Provided by Operating Activities

The Company manages cash needs through working capital rather than drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of payments and capital expenditure. Additionally, the Company has accrued for additional employee incentives based on the Company's favorable earnings to be paid after the Company's year-end audit is completed (Note 9).

Cash Flows Used in Investing Activities

The capital expenditure program for 2020 is estimated to be approximately $73.2 million. The capital expenditures for 2020 relate to the expansion of our Longview, Texas facility, additional Salvagnini sheet metal fabrication machines, completion of our R&D lab and other operational improvements. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows Used in Financing Activities

Stock options exercised increased due to the increase in the number of employee options exercised and increases in our stock price. The Company also purchased approximately $5.0 million of our outstanding stock through the open market buyback program (Note 15) during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had one material contractual purchase obligation as of March 31, 2020 for approximately $1.8 million that expires in December 2020.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2020.

Recent Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “will”, “should”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, (4) general economic, market or business conditions, and (5) the impact of COVID-19 on the economy, demand for our products and our operations, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties.

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

(b) Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As reported in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, included in "Item 9A. Controls and Procedures" of Form 10-K for the year ended December 31, 2019, a material weakness existed in establishing the accounting policy for share-based compensation for retirement eligible employees.

Remediation Efforts in 2020
To remediate the material weakness described above and improve the operational effectiveness of our internal control over financial reporting, management increased the level of precision with which it reviews the Company's new accounting policies, ensuring to independently research items and conclusions as part of that review.

The Company plans to continue to improve its processes and controls through training and education. We have concluded that this material weakness was remediated as of March 31, 2020.

(c) Changes in Internal Control over Financial Reporting

There have been no additional changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2019 Annual Report, except as follows:

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our 2019 Annual Report, such as those relating to our products and financial performance.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

The Company may repurchase AAON, Inc. stock on the open market from time to time, up to a total of 5.7 million shares. We have repurchased a total of approximately 4.2 million shares (at current market prices) under the various open market stock buyback programs for an aggregate price of $74.8 million, or an average price of $17.79 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through March 31, 2020, we repurchased approximately 7.6 million shares (at current market prices) for an aggregate price of $126.5 million, or an average price of $16.66 per share.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. From inception through March 31, 2020, we repurchased approximately 2.0 million shares (at current market prices) for an aggregate price of $20.5 million, or an average price of $10.26 per share.

Repurchases during the first quarter of 2020 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2020	69,084	$52.77	69,084	—
February 2020	28,875	55.67	28,875	—
March 2020	148,501	48.96	148,501	—
Total	246,460	$50.79	246,460	—

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) our Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) our Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: May 7, 2020	By:	/s/ Norman H. Asbjornson
Norman H. Asbjornson Chief Executive Officer

Dated: May 7, 2020	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer