Form 10-Q
period 2020-06-30
AAON, INC.
filed 2020-08-06
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

As of August 4, 2020, registrant had outstanding a total of 52,261,676 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2020	December 31, 2019
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$61,284	$26,797
Restricted cash	9,561	17,576
Accounts receivable, net	56,394	67,399
Income tax receivable	5,154	772
Note receivable	28	29
Inventories, net	85,411	73,601
Prepaid expenses and other	1,943	1,375
Total current assets	219,775	187,549
Property, plant and equipment:
Land	3,804	3,274
Buildings	112,735	101,113
Machinery and equipment	260,548	236,087
Furniture and fixtures	17,926	16,862
Total property, plant and equipment	395,013	357,336
Less: Accumulated depreciation	190,585	179,242
Property, plant and equipment, net	204,428	178,094
Intangible assets, net	155	272
Goodwill	3,229	3,229
Right of use assets	1,665	1,683
Note receivable	555	597
Total assets	$429,807	$371,424

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	19,698	11,759
Dividends payable	9,930	—
Accrued liabilities	46,992	44,269
Total current liabilities	76,620	56,028
Deferred tax liabilities	20,358	15,297
Other long-term liabilities	3,794	3,639
New market tax credit obligation (a)	6,340	6,320
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,234,119 and 52,078,515 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	209	208
Additional paid-in capital	6,451	3,631
Retained earnings	316,035	286,301
Total stockholders' equity	322,695	290,140
Total liabilities and stockholders' equity	$429,807	$371,424
(a) Held by variable interest entities (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Net sales	$125,596	$119,437	$263,079	$233,259
Cost of sales	87,465	89,233	182,001	177,625
Gross profit	38,131	30,204	81,078	55,634
Selling, general and administrative expenses	15,939	12,912	31,153	26,589
Loss (gain) on disposal of assets	—	6	(62)	290
Income from operations	22,192	17,286	49,987	28,755
Interest income, net	19	31	80	40
Other income (expense), net	32	17	5	(9)
Income before taxes	22,243	17,334	50,072	28,786
Income tax provision	4,439	3,943	10,415	6,638
Net income	$17,804	$13,391	$39,657	$22,148
Earnings per share:
Basic	$0.34	$0.26	$0.76	$0.43
Diluted	$0.34	$0.25	$0.75	$0.42
Cash dividends declared per common share:	$0.19	$0.16	$0.19	$0.16
Weighted average shares outstanding:
Basic	52,099,694	52,120,272	52,160,348	52,087,626
Diluted	52,750,401	52,747,199	52,885,491	52,589,845

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2019	52,079	$208	$3,631	$286,301	$290,140
Net income	—	—	—	39,657	39,657
Stock options exercised and restricted	490	2	14,171	—	14,173
stock awards granted
Share-based compensation	—	—	5,694	—	5,694
Stock repurchased and retired	(335)	(1)	(17,045)	—	(17,046)
Dividends	—	—	—	(9,923)	(9,923)
Balances at June 30, 2020	52,234	$209	$6,451	$316,035	$322,695

	Three Months Ended June 30, 2020
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at March 31, 2020	52,044	$208	$—	$306,115	$306,323
Net income	—	—	—	17,804	17,804
Stock options exercised and restricted	278	1	9,675	—	9,676
stock awards granted
Share-based compensation	—	—	3,343	—	3,343
Stock repurchased and retired	(88)	—	(6,567)	2,039	(4,528)
Dividends	—	—	—	(9,923)	(9,923)
Balances at June 30, 2020	52,234	$209	$6,451	$316,035	$322,695

	Six Months Ended June 30, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2018	51,991	$208	$—	$249,235	249,443
Net income	—	—	—	22,148	22,148
Stock options exercised and restricted	384	2	7,683	—	7,685
stock awards granted
Share-based compensation	—	—	7,786	—	7,786
Stock repurchased and retired	(257)	(1)	(11,170)	—	(11,171)
Dividends	—	—	—	(8,380)	(8,380)
Balances at June 30, 2019	52,118	$209	$4,299	$263,003	$267,511

	Three Months Ended June 30, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at March 31, 2019	52,099	$208	$4,346	$257,992	$262,546
Net income	—	—	—	13,391	13,391
Stock options exercised and restricted	147	1	3,674	—	3,675
stock awards granted
Share-based compensation	—	—	2,379	—	2,379
Stock repurchased and retired	(128)	—	(6,100)	—	(6,100)
Dividends	—	—	—	(8,380)	(8,380)
Balances at June 30, 2019	52,118	$209	$4,299	$263,003	$267,511
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2020	2019
Operating Activities	(in thousands)
Net income	$39,657	$22,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,340	11,760
Amortization of debt issuance cost	20	—
Provision for losses on accounts receivable, net of adjustments	76	128
Provision for excess and obsolete inventories	(193)	1,153
Share-based compensation	5,694	7,786
(Gain) loss on disposition of assets	(62)	290
Foreign currency transaction loss (gain)	30	(13)
Interest income on note receivable	(12)	(26)
Deferred income taxes	5,061	3,318
Changes in assets and liabilities:
Accounts receivable	10,929	(14,983)
Income taxes	(4,382)	2,925
Inventories	(11,617)	(585)
Prepaid expenses and other	(568)	(650)
Accounts payable	2,893	(2,592)
Deferred revenue	473	172
Accrued liabilities	2,423	5,041
Net cash provided by operating activities	62,762	35,872
Investing Activities
Capital expenditures	(33,510)	(16,784)
Proceeds from sale of property, plant and equipment	61	59
Investment in certificates of deposits	—	(6,000)
Maturities of certificates of deposits	—	2,000
Principal payments from note receivable	25	28
Net cash used in investing activities	(33,424)	(20,697)
Financing Activities
Stock options exercised	14,173	7,685
Repurchase of stock	(15,937)	(10,191)
Employee taxes paid by withholding shares	(1,102)	(980)
Net cash used in financing activities	(2,866)	(3,486)
Net increase in cash, cash equivalents and restricted cash	26,472	11,689
Cash, cash equivalents and restricted cash, beginning of period	44,373	1,994
Cash, cash equivalents and restricted cash, end of period	$70,845	$13,683

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for higher employee absenteeism in our manufacturing facilities. We had continuous operations during the six months ended June 30, 2020. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments. The Company utilizes sanitation stations, requires the use of a facial covering, performs daily temperature scanning, and performs additional cleaning and sanitation throughout the day and deep cleaning overnight. The Company did see significant employee absenteeism in the latter part of June. These unexpected employee absences resulted in reduced shipments and longer lead times.

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business.

Although these disruptions and costs are expected to be temporary, there is significant uncertainty around the duration and overall impact to our business operations. We believe it is possible that the impact of the COVID-19 pandemic could have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ended December 31, 2020.

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

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses, in our February 2018 business combination, over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at June 30, 2020 is deductible for income tax purposes. Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

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

2.  Revenue Recognition

Disaggregated net sales by major source:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Rooftop units	$99,145	$88,757	$209,975	$177,100
Condensing units	4,505	5,156	9,003	9,206
Air handlers	6,016	6,033	12,263	11,627
Outdoor mechanical rooms	434	825	1,349	1,307
Water source heat pumps	3,796	6,822	7,499	12,666
Part sales	7,565	8,799	14,078	15,289
Other	4,135	3,045	8,912	6,064
Net Sales	$125,596	$119,437	$263,079	$233,259

Disaggregated units sold by major source:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Rooftop units	3,746	3,797	7,807	7,559
Condensing units	446	479	854	873
Air handlers	501	537	1,011	1,117
Outdoor mechanical rooms	6	10	16	21
Water source heat pumps	1,645	2,377	3,262	4,666
Total Units	6,344	7,200	12,950	14,236

The Company recognizes revenue, presented net of sales tax, when it satisfies the performance obligation in its contracts. The primary performance obligation in our contract is delivery of the requested manufactured equipment. Most of the Company’s products are highly customized, cannot be resold to other customers and the cost of rework to be resold is not economical. The Company has a formal cancellation policy and generally does not accept returns on these units. As a result, many of the Company’s products do not have an alternative use and therefore, for these products we recognize revenue over the time it takes to produce the unit. For all other products that are part sales or standardized units, we satisfy the performance obligation when the control is passed to the customer, generally at time of shipment. Final sales prices are fixed based on purchase orders. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates. Sales of our products are moderately seasonal with the peak period being July - November of each year.

We are responsible for billings and collections resulting from all sales transactions, including those initiated by our independent manufacturer representatives (“Representatives”). Representatives are national companies that are in the business of providing

HVAC units and other related products and services to customers. The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order. These additional products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”). All are associated with the purchase of a HVAC unit but may be provided by the Representative or another third party. Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order. We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. The Company is considered the principal for the equipment we design and manufacture and records that revenue gross. The Company has no control over the Third Party Products to the end customer and the Company is under no obliagtion related to the Third Party Products. Amounts related to Third Party Products are not recognized as revenue but are recorded as a liabilitiy and are included in accrued liabilities on the consolidated balance sheet.

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $14.9 million and $10.2 million for the three months ended June 30, 2020 and 2019, respectively. The amount of payments to our Representatives were $27.5 million and $21.7 million for the six months ended June 30, 2020 and 2019, respectively.

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

Adoption of the new standard resulted in the recording of additional lease right of use assets and lease liabilities of approximately $1.8 million as of January 1, 2019, which mostly relates to the multi-year facility lease assumed in our February 2018 business combination. The cumulative-effect adjustment to the opening balance was immaterial to the consolidated financial statements as a whole. The standard did not materially impact our consolidated net earnings or cash flows.  As of June 30, 2020, our right of use assets and lease liabilities are approximately $1.7 million.

4.  Accounts Receivable

Accounts receivable and the related allowance for doubtful accounts are as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Accounts receivable	$56,823	$67,752
Less: Allowance for doubtful accounts	(429)	(353)
Total, net	$56,394	$67,399

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Allowance for doubtful accounts:	(in thousands)
Balance, beginning of period	$647	$379	$353	$264
Provisions (recoveries) for losses on accounts	(218)	13	76	128
receivables, net of adjustments
Balance, end of period	$429	$392	$429	$392

5.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$79,902	$68,842
Work in process	2,275	1,825
Finished goods	5,607	5,578
Total, gross	87,784	76,245
Less: Allowance for excess and obsolete inventories	(2,373)	(2,644)
Total, net	$85,411	$73,601

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$2,365	$1,567	$2,644	$1,210
Provisions (recoveries) for excess and	81	796	(193)	1,153
obsolete inventories
Inventories written off	(73)	(13)	(78)	(13)
Balance, end of period	$2,373	$2,350	$2,373	$2,350

6.  Intangible Assets

Our intangible assets consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Intellectual property	$700	$700
Less: Accumulated amortization	(545)	(428)
Total, net	$155	$272

Amortization expense recorded in cost of sales is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Amortization expense	$58	$58	$117	$117

7.  Supplemental Cash Flow Information

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Supplemental disclosures:	(in thousands)
Income taxes paid	$6,711	$41	$9,735	$394
Non-cash investing and financing activities:
Non-cash capital expenditures	$6,046	$(1,232)	$5,046	$(164)
Dividends declared	9,930	$8,355	$9,930	$8,355

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

Changes in the warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Warranty accrual:	(in thousands)
Balance, beginning of period	$12,940	$11,424	$12,652	$11,421
Payments made	(1,617)	(2,071)	(2,794)	(3,177)
Provisions	1,837	2,313	3,302	3,422
Balance, end of period	$13,160	$11,666	$13,160	$11,666

Warranty expense:	$1,837	$2,313	$3,302	$3,422

9.  Accrued Liabilities

Accrued liabilities were comprised of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Warranty	$13,160	$12,652
Due to representatives	9,068	11,538
Payroll	7,716	5,058
Profit sharing	2,524	1,721
Worker's compensation	648	522
Medical self-insurance	915	707
Customer prepayments	2,533	4,627
Employee 401(k) profit sharing	2,870	—
Donations	604	354
Employee vacation time	3,645	3,804
Other	3,309	3,286
Total	$46,992	$44,269

10.  Revolving Credit Facility

Our revolving credit facility, as amended, ("BOK Revolver") provides for maximum borrowings of $30.0 million, which is provided by BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there is one standby letter of credit totaling $1.7 million. Borrowings available under the revolving credit facility at June 30, 2020 were $28.3 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at June 30, 2020 and December 31, 2019. The revolving credit facility expires on July 26, 2021.

As of June 30, 2020, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At June 30, 2020, our tangible net worth was $322.7 million and met the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1, and met the requirement of not being above 2 to 1.

11.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Current	$(789)	$1,534	$5,354	$3,320
Deferred	5,228	2,409	5,061	3,318
Income tax provision	$4,439	$3,943	$10,415	$6,638

The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	4.4	5.2	4.8	5.6
Excess tax benefits	(3.8)	(4.7)	(3.8)	(3.8)
Other	(1.6)	1.2	(1.2)	0.3
Effective tax rate	20.0%	22.7%	20.8%	23.1%
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

As the Company collects and prepares necessary data and interprets the CARES Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, additional adjustments to the financial statements may be made. We don't expect these additional adjustments to materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. We expect the final accounting for the tax effects of the CARES Act to be completed by the third quarter in 2020.

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

On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan ("2016 Plan") which provides for approximately 8.9 million shares, comprised of 3.4 million new shares provided for under the 2016 Plan, approximately 0.4 million shares that were available for issuance under the previous LTIP that are now authorized for issuance under the 2016 Plan, approximately 2.6 million shares that were approved by the stockholders on May 15, 2018, and an additional 2.5 million shares that were approved by the stockholders on May 12, 2020. Under the 2016 Plan, shares can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalent rights, and other awards. Under the 2016 Plan, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant. The 2016 Plan is administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as is designated by the Board of Directors (the “Committee”). Membership on the Committee is limited to independent directors. The Committee may delegate certain duties to one or more officers of the Company as provided in the 2016 Plan. The Committee will determine the persons to whom awards are to be made, determine the type, size and terms of awards, interpret the 2016 Plan, establish and revise rules and regulations relating to the 2016 Plan and make any other determinations that it believes necessary for the administration of the 2016 Plan.

Options

The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2020 is $26.5 million and is expected to be recognized over a weighted average period of 3.4 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2020 and 2019 using a Black Scholes-Merton Model:

	Six months ended
	June 30, 2020	June 30, 2019
Directors and Officers:
Expected dividend rate	$0.33	$0.32
Expected volatility	31.63%	29.54%
Risk-free interest rate	0.64%	2.40%
Expected life (in years)	5.0	5.0
Employees:
Expected dividend rate	$0.32	$0.32
Expected volatility	31.23%	29.54%
Risk-free interest rate	0.69%	2.40%
Expected life (in years)	5.0	5.0

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

The following is a summary of stock options vested and exercisable as of June 30, 2020:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$36.95	592,236	5.76	$27.90	$15,632
$37.00	-	$40.87	6,518	3.29	38.16	105
$41.37	-	$57.82	260,412	8.30	41.46	3,340
		Total	859,166	6.51	$32.09	$19,077

The following is a summary of stock options vested and exercisable as of June 30, 2019:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$33.20	386,282	5.57	$21.63	$11,028
$33.40	-	$40.87	190,504	7.43	35.57	2,784
$41.37	-	$50.18	6,070	0.87	41.37	53
		Total	582,856	6.13	$26.39	$13,865

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,627,047	$36.32
Granted	1,023,067	44.66
Exercised	(417,486)	33.95
Forfeited or Expired	(110,352)	40.49
Outstanding at June 30, 2020	4,122,276	$38.52
Exercisable at June 30, 2020	859,166	$32.09

The total intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $8.8 million and $5.0 million, respectively. The cash received from options exercised during the six months ended June 30, 2020 and 2019 was $14.2 million and $7.7 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At June 30, 2020, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.2 million, which is expected to be recognized over a weighted average period of 3.2 years.

A summary of the unvested restricted stock awards is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	267,484	$34.42
Granted	76,148	43.54
Vested	(106,695)	32.58
Forfeited	(3,590)	40.11
Unvested at June 30, 2020	233,347	$38.15

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Grant date fair value of awards during the period:	(in thousands)
Options	$1,169	$127	$12,074	$20,071
Restricted stock	806	876	3,316	4,584
Total	$1,975	$1,003	$15,390	$24,655

Share-based compensation expense:
Options	$2,296	$1,522	$3,928	$6,144
Restricted stock	1,047	857	1,766	1,642
Total	$3,343	$2,379	$5,694	$7,786

Income tax benefit/(deficiency) related to share-based compensation:
Options	$680	$488	$1,411	$731
Restricted stock	160	304	494	455
Total	$840	$792	$1,905	$1,186

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

13. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the three and six months ended June 30, 2020 and 2019.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Contributions made to the defined contribution plan	$2,099	$2,090	$4,549	$3,450

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Profit sharing bonus plan expense	$2,524	$1,958	$5,691	$3,264

Employee Medical Plan

We self-insure for our employees' health insurance. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plan. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. In addition, the Company matches 175% of a participating employee's allowed contributions to a qualified health saving account to assist employees with our health insurance plan deductibles.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Medical claim payments	$1,983	$1,330	$3,858	$2,850
Health saving account payments	899	900	1,773	1,620

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:	(in thousands, except share and per share data)
Net income	$17,804	$13,391	$39,657	$22,148
Denominator:
Basic weighted average shares	52,099,694	52,120,272	52,160,348	52,087,626
Effect of dilutive stock options and restricted stock	650,707	626,927	725,143	502,219
Diluted weighted average shares	52,750,401	52,747,199	52,885,491	52,589,845
Earnings per share:
Basic	$0.34	$0.26	$0.76	$0.43
Diluted	$0.34	$0.25	$0.75	$0.42
Anti-dilutive shares:
Shares	1,047,616	1,898,078	650,526	1,912,902

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

Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2020			June 30, 2019
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	103,689	$4,987	$48.10	5,799	$200	$34.46
401(k)	208,604	10,957	52.53	226,708	9,991	44.07
Directors and employees	22,147	1,102	49.76	24,065	980	40.73
Total	334,440	$17,046	$50.97	256,572	$11,171	$43.54

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	June 30, 2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	7,676,343	130,883	17.05
Directors and employees	2,004,076	20,684	10.32
Total	13,885,674	$226,360	$16.30

Subsequent to June 30, 2020 and through August 4, 2020, the Company repurchased 45,615 shares for $2.6 million from our 401(k) savings and investment plan.

Dividends

At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16
May 15, 2020	June 3, 2020	July 1, 2020	$0.19

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2020.

18.  Related Parties

The Company purchases some supplies from an entity controlled by the Company’s Executive Chairman. The Company sometimes makes sales to the Executive Chairman for parts. Additionally, the Company sells units to an entity owned by a member of the CEO's immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products.  All related party transactions are made on standard Company terms.

The following is a summary of transactions and balance with affiliates:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Sales to affiliates	$1,235	$318	$1,888	$368
Payments to affiliates	38	66	97	193

			June 30, 2020	December 31, 2019
			(in thousands)
Due from affiliates			$189	$22
Due to affiliates			34	2

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Sales
Units	$117,720	$110,253	$248,440	$217,321
Parts - External	8,060	9,348	14,940	16,259
Parts - Inter-segment	5,629	7,295	12,415	15,217
Other	(184)	(164)	(301)	(321)
Eliminations	(5,629)	(7,295)	(12,415)	(15,217)
Net sales	$125,596	$119,437	$263,079	$233,259

Gross Profit
Units	$40,794	$30,774	$86,848	$57,159
Parts - External	3,547	4,490	6,724	8,159
Parts - Inter-segment	(434)	168	(829)	845
Other	(6,210)	(5,060)	(12,494)	(9,684)
Eliminations	434	(168)	829	(845)
Net gross profit	$38,131	$30,204	$81,078	$55,634

20.  Error Correction

We have corrected herein our consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

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

Description of Tables

The following tables represent our corrected consolidated statements of income and statements of stockholders' equity for the three and six months ended June 30, 2019 and statements of cash flows for the six months ended June 30, 2019, as well as our corrected consolidated balance sheet data at June 30, 2019. The values as previously reported for June 30, 2019 were derived from our Quarterly Report on Form 10-Q for the three and six month ended June 30, 2019 filed on August 1, 2019.

	Consolidated Statements of Income
	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Previously Reported	Corrections		As Corrected	Previously Reported	Corrections		As Corrected
	(in thousands, except share and per share data)
Net sales	$119,437	$—		$119,437	$233,259	$—		$233,259
Cost of sales	89,262	(29)	(a)	89,233	177,291	334	(a)	177,625
Gross profit	30,175	29		30,204	55,968	(334)		55,634
Selling, general and administrative expenses	13,481	(569)	(b)	12,912	24,482	2,107	(b)	26,589
Loss (gain) on disposal of assets	6	—		6	290	—		290
Income from operations	16,688	598		17,286	31,196	(2,441)		28,755
Interest income, net	31	—		31	40	—		40
Other (expense) income, net	17	—		17	(9)	—		(9)
Income before taxes	16,736	598		17,334	31,227	(2,441)		28,786
Income tax provision	3,775	168	(c)	3,943	7,364	(726)	(c)	6,638
Net income	$12,961	$430		$13,391	$23,863	$(1,715)		$22,148
Earnings per share:
Basic	$0.25	$0.01		$0.26	$0.46	$(0.03)		$0.43
Diluted	$0.25	$—		$0.25	$0.45	$(0.03)		$0.42
Cash dividends declared per common share:	$0.16	$—		$0.16	$0.16	$—		$0.16
Weighted average shares outstanding:
Basic	52,120,272	—		52,120,272	52,087,626	—		52,087,626
Diluted	52,747,199	—		52,747,199	52,589,845	—		52,589,845

Balance Sheet Data (at end of period):
Current assets	$168,630	$(270)	(c)	$168,360
Total assets	342,251	(270)	(c)	341,981
Current liabilities	58,953	(851)	(d)	58,102
Deferred income taxes	14,938	(2,361)	(c)	12,577
Total stockholders' equity	$264,569	$2,942	(e)	$267,511

(a) The share-based compensation correction to cost of sales for the three and six months ended June 30, 2019 was approximately $0.1 million and $0.3 million, respectively.

(b) The share-based compensation correction to selling, general and administrative expenses for the three and six months ended June 30, 2019 was approximately $0.6 million and $2.4 million, respectively. Included in the correction to selling, general and administrative expenses is a correction to reduce our employee profit sharing bonus plan (Note 13) of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

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

(e) This is the cumulative effect on stockholders' equity as a result of the share-based compensation correction. See table below for a description of the changes in stockholders' equity in the consolidated statements of stockholders' equity for the three and six months ended June 30, 2019, respectively.

	Consolidated Statements of Stockholders’ Equity
	Six Months Ended June 30, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
As Previously Reported	(in thousands)
Balances at December 31, 2018	51,991	$208	$—	$247,291	$247,499
Net income	—	—	—	23,863	23,863
Stock options exercised and restricted	384	2	7,683	—	7,685
stock awards granted
Share-based compensation	—	—	5,073	—	5,073
Stock repurchased and retired	(257)	(1)	(11,170)	—	(11,171)
Dividends	—	—	—	(8,380)	(8,380)
Balances at June 30, 2019	52,118	209	1,586	262,774	264,569
Correction Impacts
Balances at December 31, 2018	—	—	—	1,944	1,944
Net income	—	—	—	(1,715)	(1,715)
Stock options exercised and restricted	—	—	—	—	—
stock awards granted
Share-based compensation	—	—	2,713	—	2,713
Stock repurchased and retired	—	—	—	—	—
Dividends	—	—	—	—	—
Balances at June 30, 2019	—	—	2,713	229	2,942
As Corrected
Balances at December 31, 2018	51,991	$208	$—	$249,235	$249,443
Net income	—	—	—	22,148	22,148
Stock options exercised and restricted	384	2	7,683	—	7,685
stock awards granted
Share-based compensation	—	—	7,786	—	7,786
Stock repurchased and retired	(257)	(1)	(11,170)	—	(11,171)
Dividends	—	—	—	(8,380)	(8,380)
Balances at June 30, 2019	52,118	$209	$4,299	$263,003	$267,511

See descriptions of changes to net income in the consolidated statement of income for the six months ended June 30, 2019 in the table above.

	Consolidated Statements of Stockholders’ Equity
	Three Months Ended June 30, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
As Previously Reported	(in thousands)
Balances at March 31, 2019	52,099	$208	$969	$258,193	$259,370
Net income	—	—	—	12,961	12,961
Stock options exercised and restricted	147	1	3,674	—	3,675
stock awards granted
Share-based compensation	—	—	3,043	—	3,043
Stock repurchased and retired	(128)	—	(6,100)	—	(6,100)
Dividends	—	—	—	(8,380)	(8,380)
Balances at June 30, 2019	52,118	209	1,586	262,774	264,569
Correction Impacts
Balances at March 31, 2019	—	—	3,377	(201)	3,176
Net income	—	—	—	430	430
Stock options exercised and restricted	—	—	—	—	—
stock awards granted
Share-based compensation	—	—	(664)	—	(664)
Stock repurchased and retired	—	—	—	—	—
Dividends	—	—	—	—	—
Balances at June 30, 2019	—	—	2,713	229	2,942
As Corrected
Balances at March 31, 2019	52,099	$208	$4,346	$257,992	$262,546
Net income	—	—	—	13,391	13,391
Stock options exercised and restricted	147	1	3,674	—	3,675
stock awards granted
Share-based compensation	—	—	2,379	—	2,379
Stock repurchased and retired	(128)	—	(6,100)	—	(6,100)
Dividends	—	—	—	(8,380)	(8,380)
Balances at June 30, 2019	52,118	$209	$4,299	$263,003	$267,511

See descriptions of changes to net income in the consolidated statement of income for the three months ended June 30, 2019 in the table above.

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2019
	Previously Reported	Corrections	As Corrected
Operating Activities	(in thousands)
Net income	$23,863	$(1,715)	$22,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,760	—	11,760
Provision for losses on accounts receivable, net of adjustments	128	—	128
Provision for excess and obsolete inventories	1,153	—	1,153
Share-based compensation	5,073	2,713	7,786
Loss (gain) on disposition of assets	290	—	290
Foreign currency transaction (gain) loss	(13)	—	(13)
Interest income on note receivable	(26)	—	(26)
Deferred income taxes	4,112	(794)	3,318
Changes in assets and liabilities:
Accounts receivable	(14,983)	—	(14,983)
Income taxes	2,858	67	2,925
Inventories	(585)	—	(585)
Prepaid expenses and other	(650)	—	(650)
Accounts payable	(2,592)	—	(2,592)
Deferred revenue	172	—	172
Accrued liabilities and donations	5,312	(271)	5,041
Net cash provided by operating activities	35,872	—	35,872
Investing Activities
Capital expenditures	(16,784)	—	(16,784)
Proceeds from sale of property, plant and equipment	59	—	59
Investment in certificates of deposits	(6,000)	—	(6,000)
Maturities of certificates of deposits	2,000	—	2,000
Principal payments from note receivable	28	—	28
Net cash used in investing activities	(20,697)	—	(20,697)
Financing Activities
Stock options exercised	7,685	—	7,685
Repurchase of stock	(10,191)	—	(10,191)
Employee taxes paid by withholding shares	(980)	—	(980)
Net cash used in financing activities	(3,486)	—	(3,486)
Net decrease in cash and cash equivalents	11,689	—	11,689
Cash and cash equivalents, beginning of year	1,994	—	1,994
Cash and cash equivalents, end of year	$13,683	$—	$13,683

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and all provinces in Canada. Foreign sales were approximately $5.3 million of our total net sales for the six months just ended and $7.8 million of our sales during the same period of 2019.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. Our sales strategy is currently balanced between new construction and replacement applications. The new construction market through the third quarter of 2020 is showing signs of uncertainty. We continue to emphasize promotion of the benefits of AAON equipment to property owners in the replacement market.

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for higher employee absenteeism in our manufacturing facilities. We had continuous operations during the six months ended June 30, 2020. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments. The Company utilizes sanitation stations, requires the use of a facial covering, performs daily temperature scanning, and performs additional cleaning and sanitation throughout the day and deep cleaning overnight. The Company did see significant employee absenteeism in the latter part of June. These unexpected employee absences resulted in reduced shipments and longer lead times.

While the Company's operations are primarily in Oklahoma and Texas, our domestic sales to customers cover almost all 50 states. Only the state of Texas has more than 10% of our revenues. For the six months ended June 30, 2020, we've experienced record sales. We have not seen a significant slow down or disruption in our customer jobs and have benefited from some of the new construction for temporary hospitals due to COVID-19. Our incoming order rate has recently softened slightly due to less than optimal lead times and turmoil in the market resulting from COVID-19. We are currently back on schedule and anticipate orders will increase as our lead times improve during our peak selling season. Uncertainty in the education industry could negatively impact our employee attendance levels as well as our bookings. The outlook for the remainder of the year is hard to predict during these uncertain times. Despite this uncertainty, we remain cautiously optimistic that the year will end with modest revenue growth over 2019.

We had unrestricted cash and cash equivalents of $61.3 million as of June 30, 2020, which, along with improved free cash flow, enabled us to declare an $0.19 per share semi-annual cash dividend, paid on July 1, 2020, an 18.8% increase from the $0.16 semi-annual dividend paid last year. Our capital expenditures during the first half of the year were $33.5 million, as compared to $16.8 million for the same period a year ago, and we anticipate our full-year 2020 capital expenditures will total approximately $73.2 million. Our expansion to our Longview, TX facility is on schedule and expected to be completed in the fourth quarter of 2020. The Company also has $28.3 million available under its line of credit. Should the Company experience an unexpected downturn due to COVID-19; spending on dividends and capital expenditures can be reduced and the line of credit can be utilized.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, and are obtained from domestic suppliers. We also purchase from domestic manufacturers certain components, including compressors, motors and electrical controls. We have experienced minimal disruption to our supply chain due to COVID-19.

The price levels of most raw materials have started to decline in the past twelve months. We expect our raw material prices to remain stable. There is a possibility prices could rise in the future depending on the impact COVID-19 will have on our supply chain. At June 30, 2020, the price (twelve month trailing average) for copper, galvanized steel and aluminum decreased 1.6%, 1.9% and 2.2% (stainless steel increased 3.0%), respectively, as compared to the price (twelve month trailing average) at June 30, 2019.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•We experienced significant employee absenteeism, mostly in June, related to COVID-19 during the quarter that impacted our production.
•We continue to become more efficient. Our gross profit percentage improved from 23.9% during the six months ended in 2019 to 30.8% in 2020.
•We invested $33.5 million in capital expenditures, continuing our work on projects such as our Longview, TX expansion and the purchase of additional Salvagnini machines that will increase our sheet metal capacity.
•Total cash, cash equivalents and restricted cash was $70.8 million at June 30, 2020.

Backlog

The following table shows our historical backlog levels:

June 30, 2020	December 31, 2019	June 30, 2019
(in thousands)
$103,508	$142,747	$179,647

During 2018 and most of 2019, the Company struggled to maintain adequate sheet-metal capacity that resulted in long lead times and a high backlog. The Company started to turn around its sheet-metal production at the end of 2019 with the addition of new Salvagnini machines. This led in part to a record fourth quarter of 2019 that helped reduce our backlog. Since then, the Company continues to increase its sheet-metal capacity, increase sales, improve lead times and get our backlog to a manageable level. As noted above, in the second quarter of 2020, we have seen some softening of our orders, due in part to increased lead times as a result of COVID-19.

Results of Operations

Three months ended June 30, 2020 vs. Three months ended June 30, 2019

Units Sold

	Three Months Ended
	June 30, 2020	June 30, 2019
Rooftop units	3,746	3,797
Condensing units	446	479
Air handlers	501	537
Outdoor mechanical rooms	6	10
Water source heat pumps	1,645	2,377
Total Units	6,344	7,200

Net Sales

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
	(in thousands, except unit data)
Net sales	$125,596	$119,437	$6,159	5.2%
Total units	6,344	7,200	(856)	(11.9)%

Our net sales increased by 5.2% due in part to our price increases in the past year.

Cost of Sales

	Three Months Ended		Percent of Sales
	June 30, 2020	June 30, 2019
			2020	2019
	(in thousands)
Cost of sales	$87,465	$89,233	69.6%	74.7%
Gross profit	38,131	30,204	30.4%	25.3%

We continue to see overall raw material costs decrease. The Company has improved its labor and overhead efficiencies through increased production and absorption of fixed costs.

Twelve-month average raw material cost per pound as of June 30:

	2020	2019	% Change

Copper	$3.65	$3.71	(1.6)%
Galvanized Steel	$0.51	$0.52	(1.9)%
Stainless Steel	$1.36	$1.32	3.0%
Aluminum	$1.78	$1.82	(2.2)%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	June 30, 2020	June 30, 2019
			2020	2019
	(in thousands)
Warranty	$1,837	$2,313	1.5%	1.9%
Profit sharing	2,524	1,958	2.0%	1.6%
Salaries & benefits	4,796	3,630	3.8%	3.0%
Stock compensation	1,654	1,076	1.3%	0.9%
Advertising	91	130	0.1%	0.1%
Depreciation	493	381	0.4%	0.3%
Insurance	240	217	0.2%	0.2%
Professional fees	714	300	0.6%	0.3%
Donations	1,606	749	1.3%	0.6%
Bad debt expense	(218)	13	(0.2)%	—%
Other	2,202	2,145	1.8%	1.8%
Total SG&A	$15,939	$12,912	12.7%	10.8%

Profit sharing expenses increased due to our increased earnings for the period. Salaries & benefits is up as well due in part to additional incentives for our employees as a result of the Company's good performance. Stock compensation increased due to the director grants done in May 2020. Donations increased due to the contribution of approximately $1.3 million to Winifred, Montana Public Schools in recognition of Norman H. Asbjornson's transition from CEO to Executive Chairman.

Income Taxes

	Three Months Ended		Effective Tax Rate
	June 30, 2020	June 30, 2019
			2020	2019
	(in thousands)
Income tax provision	$4,439	$3,943	20.0%	22.7%

The Company’s estimated annual 2020 effective tax rate, excluding discrete events, is expected to be approximately 25%.

Results of Operations

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Units Sold

	Six Months Ended
	June 30, 2020	June 30, 2019
Rooftop units	7,807	7,559
Condensing units	854	873
Air handlers	1,011	1,117
Outdoor mechanical rooms	16	21
Water source heat pumps	3,262	4,666
Total Units	12,950	14,236

Net Sales

	Six Months Ended
	June 30, 2020	June 30, 2019
			Change	% Change
	(in thousands, except unit data)
Net sales	$263,079	$233,259	$29,820	12.8%
Total units	12,950	14,236	(1,286)	(9.0)%

Our net sales increased by 12.8% due in part to our increased sheet metal production from the additional Salvagnini machines that were placed into operation and in part from price increases put in place over the last year and a half.

Cost of Sales

	Six Months Ended		Percent of Sales
	June 30, 2020	June 30, 2019
			2020	2019
	(in thousands)
Cost of sales	$182,001	$177,625	69.2%	76.1%
Gross profit	81,078	55,634	30.8%	23.9%

We continue to see overall raw material costs decrease. The Company has improved its labor and overhead efficiencies through increased production and absorption of fixed costs.

Twelve-month average raw material cost per pound as of June 30:

	2020	2019	% Change

Copper	$3.65	$3.71	(1.6)%
Galvanized steel	$0.51	$0.52	(1.9)%
Stainless steel	$1.36	$1.32	3.0%
Aluminum	$1.78	$1.82	(2.2)%

Selling, General and Administrative Expenses

	Six Months Ended		Percent of Sales
	June 30, 2020	June 30, 2019
			2020	2019
	(in thousands)
Warranty	$3,302	$3,422	1.3%	1.5%
Profit sharing	5,691	3,264	2.2%	1.4%
Salaries & benefits	10,196	7,165	3.9%	3.1%
Stock compensation	2,690	5,222	1.0%	2.2%
Advertising	217	350	0.1%	0.2%
Depreciation	955	692	0.4%	0.3%
Insurance	479	376	0.2%	0.2%
Professional fees	1,254	1,030	0.5%	0.4%
Donations	1,786	864	0.7%	0.4%
Bad debt expense	76	128	—%	0.1%
Other	4,507	4,076	1.7%	1.7%
Total SG&A	$31,153	$26,589	11.8%	11.4%

Profit sharing expenses increased due to our increased earnings for the period. Salaries & benefits is up as well due in part to additional incentives for our employees as a result of the Company's good performance. Stock compensation is lower because the valuation of the Company-wide equity grant awarded in March 2020 was less than the grant awarded in March 2019. Donations increased due to the contribution of approximately $1.3 million to Winifred, Montana Public Schools in recognition of Norman H. Asbjornson's transition from CEO to Executive Chairman.

Income Taxes

	Six Months Ended		Effective Tax Rate
	June 30, 2020	June 30, 2019
			2020	2019
	(in thousands)
Income tax provision	$10,415	$6,638	20.8%	23.1%

The Company’s estimated annual 2020 effective tax rate, excluding discrete events, is expected to be approximately 25%. The Company's excess tax benefit in 2020 is larger than the excess tax benefit in 2019, causing the reduction in our overall effective rate.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash increased $34.5 million from December 31, 2019 to June 30, 2020 and totaled $61.3 million at June 30, 2020.

Revolving Line of Credit - Under the line of credit with Bank of Oklahoma, there was one standby letter of credit of $1.7 million as of June 30, 2020. At June 30, 2020, we have $28.3 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at June 30, 2020 and December 31, 2019. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The termination date of the revolving credit facility is July 26, 2021.

At June 30, 2020, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At June 30, 2020, our tangible net worth was $322.7 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1.

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

Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2020			June 30, 2019
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	103,689	$4,987	$48.10	5,799	$200	$34.46
401(k)	208,604	10,957	52.53	226,708	9,991	44.07
Directors and employees	22,147	1,102	49.76	24,065	980	40.73
Total	334,440	$17,046	$50.97	256,572	$11,171	$43.54

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	June 30, 2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	7,676,343	130,883	17.05
Directors and employees	2,004,076	20,684	10.32
Total	13,885,674	$226,360	$16.30

Dividends - At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16
May 15, 2020	June 3, 2020	July 1, 2020	$0.19

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2020 and 2019. For additional details, see the consolidated financial statements.

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Operating Activities
Net Income	$39,657	$22,148
Income statement adjustments, net	22,954	24,396
Changes in assets and liabilities:
Accounts receivable	10,929	(14,983)
Income taxes	(4,382)	2,925
Inventories	(11,617)	(585)
Prepaid expenses and other	(568)	(650)
Accounts payable	2,893	(2,592)
Deferred revenue	473	172
Accrued liabilities & donations	2,423	5,041
Net cash provided by operating activities	62,762	35,872
Investing Activities
Capital expenditures	(33,510)	(16,784)
Other	86	87
Net cash used in investing activities	(33,424)	(20,697)
Financing Activities
Stock options exercised	14,173	7,685
Repurchase of stock	(15,937)	(10,191)
Employee taxes paid by withholding shares	(1,102)	(980)
Net cash used in financing activities	$(2,866)	$(3,486)

Cash Flows Provided by Operating Activities

The Company manages cash needs through working capital rather than drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments. The Company has been able to improve its collections of outstanding receivables due in part through prepayment of orders. The Company also has stocked up on inventory to take advantage of favorable pricing and also to prevent future supply chain disruptions.

Cash Flows Used in Investing Activities

The capital expenditure program for 2020 is estimated to be approximately $73.2 million. The capital expenditures for 2020 relate to the expansion of our Longview, Texas facility, purchase of additional Salvagnini sheet metal fabrication machines, completion of our R&D lab and other operational improvements. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows Used in Financing Activities

Stock options exercised increased due to the increase in the number of employee options exercised and increases in our stock price. The Company also purchased approximately $5.0 million of our outstanding stock through the open market buyback program (Note 15) during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase obligations as of June 30, 2020.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2020.

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

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through June 30, 2020, we repurchased approximately 7.7 million shares (at current market prices) for an aggregate price of $130.9 million, or an average price of $17.05 per share.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. From inception through June 30, 2020, we repurchased approximately 2.0 million shares (at current market prices) for an aggregate price of $20.7 million, or an average price of $10.32 per share.

Repurchases during the second quarter of 2020 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2020	19,610	$47.73	19,610	—
May 2020	34,740	49.75	34,740	—
June 2020	33,630	55.22	33,630	—
Total	87,980	$51.39	87,980	—

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) our Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) our Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: August 6, 2020	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: August 6, 2020	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer