Form 10-Q
period 2020-09-30
AAON, INC.
filed 2020-11-05
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

As of November 3, 2020, registrant had outstanding a total of 52,242,095 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2020	December 31, 2019
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$70,603	$26,797
Restricted cash	7,998	17,576
Accounts receivable, net of allowance for credit losses of $546 and $353, respectively	62,195	67,399
Income tax receivable	3,914	772
Note receivable	29	29
Inventories, net	78,819	73,601
Prepaid expenses and other	1,973	1,375
Total current assets	225,531	187,549
Property, plant and equipment:
Land	3,804	3,274
Buildings	115,600	101,113
Machinery and equipment	267,763	236,087
Furniture and fixtures	18,342	16,862
Total property, plant and equipment	405,509	357,336
Less: Accumulated depreciation	196,631	179,242
Property, plant and equipment, net	208,878	178,094
Intangible assets, net	97	272
Goodwill	3,229	3,229
Right of use assets	1,618	1,683
Note receivable	560	597
Total assets	$439,913	$371,424

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	16,038	11,759
Accrued liabilities	45,468	44,269
Total current liabilities	61,506	56,028
Deferred tax liabilities	22,973	15,297
Other long-term liabilities	4,191	3,639
New market tax credit obligation (a)	6,351	6,320
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,264,801 and 52,078,515 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	209	208
Additional paid-in capital	8,175	3,631
Retained earnings	336,508	286,301
Total stockholders' equity	344,892	290,140
Total liabilities and stockholders' equity	$439,913	$371,424
(a) Held by variable interest entities (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Net sales	$134,772	$113,500	$397,851	$346,759
Cost of sales	93,924	86,090	275,925	263,715
Gross profit	40,848	27,410	121,926	83,044
Selling, general and administrative expenses	14,716	12,374	45,869	38,963
Loss (gain) on disposal of assets	1	6	(61)	296
Income from operations	26,131	15,030	76,118	43,785
Interest income, net	10	9	90	49
Other income (expense), net	15	(7)	20	(16)
Income before taxes	26,156	15,032	76,228	43,818
Income tax provision	5,696	742	16,111	7,380
Net income	$20,460	$14,290	$60,117	$36,438
Earnings per share:
Basic	$0.39	$0.27	$1.15	$0.70
Diluted	$0.38	$0.26	$1.14	$0.69
Cash dividends declared per common share:	$—	$—	$0.19	$0.16
Weighted average shares outstanding:
Basic	52,260,551	52,111,444	52,174,705	52,086,209
Diluted	53,151,295	52,722,127	52,955,049	52,624,583

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2019	52,079	$208	$3,631	$286,301	$290,140
Net income	—	—	—	60,117	60,117
Stock options exercised and restricted	616	2	18,517	—	18,519
stock awards granted
Share-based compensation	—	—	8,546	—	8,546
Stock repurchased and retired	(430)	(1)	(22,519)	—	(22,520)
Dividends	—	—	—	(9,910)	(9,910)
Balances at September 30, 2020	52,265	$209	$8,175	$336,508	$344,892

	Three Months Ended September 30, 2020
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2020	52,234	$209	$6,451	$316,035	$322,695
Net income	—	—	—	20,460	20,460
Stock options exercised and restricted	126	—	4,346	—	4,346
stock awards granted
Share-based compensation	—	—	2,852	—	2,852
Stock repurchased and retired	(95)	—	(5,474)	—	(5,474)
Dividends	—	—	—	13	13
Balances at September 30, 2020	52,265	$209	$8,175	$336,508	$344,892

	Nine Months Ended September 30, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2018	51,991	$208	$—	$249,235	249,443
Net income	—	—	—	36,438	36,438
Stock options exercised and restricted	494	2	11,281	—	11,283
stock awards granted
Share-based compensation	—	—	9,854	—	9,854
Stock repurchased and retired	(366)	(1)	(16,459)	—	(16,460)
Dividends	—	—	—	(8,303)	(8,303)
Balances at September 30, 2019	52,119	$209	$4,676	$277,370	$282,255

	Three Months Ended September 30, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2019	52,118	$209	$4,299	$263,003	$267,511
Net income	—	—	—	14,290	14,290
Stock options exercised and restricted	110	—	3,598	—	3,598
stock awards granted
Share-based compensation	—	—	2,068	—	2,068
Stock repurchased and retired	(109)	—	(5,289)	—	(5,289)
Dividends	—	—	—	77	77
Balances at September 30, 2019	52,119	$209	$4,676	$277,370	$282,255
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Operating Activities	(in thousands)
Net income	$60,117	$36,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,971	17,627
Amortization of debt issuance cost	31	—
Provision for credit losses on accounts receivable, net of adjustments	193	91
Provision for excess and obsolete inventories	1,776	1,003
Share-based compensation	8,546	9,854
(Gain) loss on disposition of assets	(61)	296
Foreign currency transaction loss (gain)	18	(17)
Interest income on note receivable	(19)	(19)
Deferred income taxes	7,676	3,614
Changes in assets and liabilities:
Accounts receivable	5,011	(2,096)
Income taxes	(3,142)	2,283
Inventories	(6,994)	(4,014)
Prepaid expenses and other	(598)	(513)
Accounts payable	3,654	782
Deferred revenue	1,128	263
Accrued liabilities	688	4,991
Net cash provided by operating activities	96,995	70,583
Investing Activities
Capital expenditures	(48,955)	(30,831)
Proceeds from sale of property, plant and equipment	61	68
Investment in certificates of deposits	—	(6,000)
Maturities of certificates of deposits	—	6,000
Principal payments from note receivable	38	39
Net cash used in investing activities	(48,856)	(30,724)
Financing Activities
Stock options exercised	18,519	11,283
Repurchase of stock	(21,390)	(15,437)
Employee taxes paid by withholding shares	(1,130)	(1,023)
Cash dividends paid to stockholders	(9,910)	(8,303)
Net cash used in financing activities	(13,911)	(13,480)
Net increase in cash, cash equivalents and restricted cash	34,228	26,379
Cash, cash equivalents and restricted cash, beginning of period	44,373	1,994
Cash, cash equivalents and restricted cash, end of period	$78,601	$28,373

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

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for higher employee absenteeism in our manufacturing facilities. We had continuous operations during the nine months ended September 30, 2020. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments. The Company utilizes sanitation stations, requires the use of a facial covering when unable to socially distance, performs daily temperature scanning, and performs additional cleaning and sanitation throughout the day and deep cleaning overnight. The Company did see significant employee absenteeism in the latter part of June 2020. These unexpected employee absences resulted in reduced shipments and longer lead times in the second quarter 2020. During the third quarter 2020, employee attendance levels were stronger than previously anticipated. Additionally, our work force has adapted well to school and childcare related issues.

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, increased employee absenteeism and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business.

Although these disruptions and costs are expected to be temporary, there is significant uncertainty around the duration and overall impact to our business operations. We do not believe that the impact of the COVID-19 pandemic will have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ended December 31, 2020.

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

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses, in our February 2018 business combination, over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at September 30, 2020 is deductible for income tax purposes. Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

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

2.  Revenue Recognition

Disaggregated net sales by major source:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Rooftop units	$102,750	$78,432	$312,725	$255,532
Condensing units	6,304	4,416	15,307	13,622
Air handlers	5,805	6,523	18,068	18,150
Outdoor mechanical rooms	867	181	2,216	1,488
Water source heat pumps	6,770	8,751	14,269	21,417
Part sales	10,484	10,313	24,562	25,602
Other	1,792	4,884	10,704	10,948
Net Sales	$134,772	$113,500	$397,851	$346,759

Disaggregated units sold by major source:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Rooftop units	4,372	3,520	12,179	11,079
Condensing units	593	418	1,447	1,291
Air handlers	534	552	1,545	1,669
Outdoor mechanical rooms	6	7	22	28
Water source heat pumps	1,847	1,311	5,109	5,977
Total Units	7,352	5,808	20,302	20,044

The Company recognizes revenue, presented net of sales tax, when it satisfies the performance obligation in its contracts. The primary performance obligation in our contract is delivery of the requested manufactured equipment. Most of the Company’s products are highly customized, cannot be resold to other customers and the cost of rework to be resold is not economical. The Company has a formal cancellation policy and generally does not accept returns on these units. As a result, many of the Company’s products do not have an alternative use and therefore, for these products we recognize revenue over the time it takes to produce the unit. For all other products that are part sales or standardized units, we satisfy the performance obligation when the control is passed to the customer, generally at time of shipment. Final sales prices are fixed based on purchase orders. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experiences and current estimates. Sales of our products are moderately seasonal with the peak period being May-October of each year.

We are responsible for billings and collections resulting from all sales transactions, including those initiated by our independent manufacturer representatives (“Representatives”). Representatives are national companies that are in the business of providing HVAC units and other related products and services to customers. The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order. These additional products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”). All are associated with the purchase of a HVAC unit but may be provided by the Representative or another third party. Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order. We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. The Company is considered the principal for the equipment we design and manufacture and records that revenue gross. The Company has no control over the Third Party Products to the end customer and the Company is under no obligation related to the Third Party Products. Amounts related to Third Party Products are not recognized as revenue but are recorded as a liability and are included in accrued liabilities on the consolidated balance sheet.

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $11.5 million and $12.7 million for the three months ended September 30, 2020 and 2019, respectively. The amount of payments to our Representatives were $39.0 million and $34.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Adoption of the new standard resulted in the recording of additional lease right of use assets and lease liabilities of approximately $1.8 million as of January 1, 2019, which mostly relates to the multi-year facility lease assumed in our February 2018 business combination. The cumulative-effect adjustment to the opening balance was immaterial to the consolidated financial statements as a whole. The standard did not materially impact our consolidated net earnings or cash flows.  As of September 30, 2020, our right of use assets and lease liabilities are approximately $1.6 million.

4.  Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Accounts receivable	$62,741	$67,752
Less: Allowance for credit losses	(546)	(353)
Total, net	$62,195	$67,399

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$429	$392	$353	$264
Provisions (recoveries) for expected credit	117	(37)	193	91
losses, net of adjustments
Accounts receivable written off, net of recoveries	—	(2)	—	(2)
Balance, end of period	$546	$353	$546	$353

5.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$76,673	$68,842
Work in process	1,541	1,825
Finished goods	4,717	5,578
Total, gross	82,931	76,245
Less: Allowance for excess and obsolete inventories	(4,112)	(2,644)
Total, net	$78,819	$73,601

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$2,373	$2,350	$2,644	$1,210
Provisions (recoveries) for excess and	1,969	(150)	1,776	1,003
obsolete inventories
Inventories written off	(230)	—	(308)	(13)
Balance, end of period	$4,112	$2,200	$4,112	$2,200

6.  Intangible Assets

Our intangible assets consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Intellectual property	$700	$700
Less: Accumulated amortization	(603)	(428)
Total, net	$97	$272

Amortization expense recorded in cost of sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Amortization expense	$58	$58	$175	$175

7.  Supplemental Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Supplemental disclosures:	(in thousands)
Income taxes paid	$1,841	$1,116	$11,576	$1,510
Non-cash investing and financing activities:
Non-cash capital expenditures	$(4,421)	$(116)	$625	$(280)

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

Changes in the warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Warranty accrual:	(in thousands)
Balance, beginning of period	$13,160	$11,666	$12,652	$11,421
Payments made	(1,687)	(2,023)	(4,481)	(5,200)
Provisions	2,054	2,707	5,356	6,129
Balance, end of period	$13,527	$12,350	$13,527	$12,350

Warranty expense:	$2,054	$2,707	$5,356	$6,129

9.  Accrued Liabilities

Accrued liabilities were comprised of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Warranty	$13,527	$12,652
Due to representatives	10,257	11,538
Payroll	7,448	5,058
Profit sharing	3,000	1,721
Worker's compensation	646	522
Medical self-insurance	247	707
Customer prepayments	2,151	4,627
Donations	604	354
Employee vacation time	3,493	3,804
Other	4,095	3,286
Total	$45,468	$44,269

10.  Revolving Credit Facility

Our revolving credit facility, as amended, ("BOK Revolver") provides for maximum borrowings of $30.0 million, which is provided by BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there is one standby letter of credit totaling $1.7 million. Borrowings available under the revolving credit facility at September 30, 2020 were $28.3 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at September 30, 2020 and December 31, 2019. The revolving credit facility expires on July 26, 2021.

As of September 30, 2020, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At September 30, 2020, our tangible net worth was $344.9 million and met the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1, and met the requirement of not being above 2 to 1.

11.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Current	$3,081	$446	$8,435	$3,766
Deferred	2,615	296	7,676	3,614
Income tax provision	$5,696	$742	$16,111	$7,380

The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	2.3	1.3	4.0	4.2
Amended Oklahoma tax returns	—	(4.5)	—	(2.0)
Excess tax benefits	(2.3)	(1.7)	(3.3)	(3.1)
Return to provision adjustments	0.5	(7.1)	0.2	(2.1)
Other	0.3	(4.1)	(0.8)	(1.2)
Effective tax rate	21.8%	4.9%	21.1%	16.8%
During the three months ended September 2019, upon completion of the Company's 2018 tax return, the Company recorded an additional benefit due to higher than expected research and development credit of $0.6 million. Historically, the Company has taken advantage of the Oklahoma Investment/New Jobs Credit ("OK Credit"). This OK Credit allows the Company to take a credit equal to 1% of eligible investments each year for five years, beginning with the year of investment. The Company determined it could take advantage of an additional 1% tax credit for years in which the Company's location was deemed to be within an enterprise zone. The additional OK Credit for being in an enterprise zone, or otherwise allowable under Oklahoma law resulted in a benefit of $0.3 million for 2018 and $0.9 million for our 2015, 2016 and 2017 amended returns, combined.

The Company's estimated annual 2020 effective tax rate, excluding discrete events, is approximately 24%. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. income tax examinations for tax years 2016 to present, and to non-U.S. income tax examinations for the tax years 2015 to present. In addition, we are subject to state and local income tax examinations for the tax years 2015 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020, and includes a retroactive correction to the 2017 Tax Cuts and Jobs Act that allows for much faster depreciation of qualified improvement property that is placed in service after December 31, 2017. Under current rules, the calculation of depreciation or repair deductions for prior years can be recomputed and a one-time catch-up adjustment is allowed in the current tax year for missed deductions. The adjustment is the difference between depreciation or repair deductions claimed versus depreciation or repair deductions that could have been claimed by the end of the prior tax year and does not require amending any prior year tax returns.

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

Options

The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2020 is $23.4 million and is expected to be recognized over a weighted average period of 3.1 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2020 and 2019 using a Black Scholes-Merton Model:

	Nine months ended
	September 30, 2020	September 30, 2019
Directors and Officers:
Expected dividend rate	$0.33	$0.32
Expected volatility	31.63%	29.54%
Risk-free interest rate	0.64%	2.40%
Expected life (in years)	5.0	5.0
Employees:
Expected dividend rate	$0.32	$0.32
Expected volatility	31.31%	29.54%
Risk-free interest rate	0.68%	2.39%
Expected life (in years)	5.0	5.0

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

The following is a summary of stock options vested and exercisable as of September 30, 2020:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$36.95	526,235	5.51	$28.03	$16,957
$37.00	-	$40.87	1,978	7.34	38.50	43
$41.37	-	$60.32	210,496	8.19	41.53	3,940
		Total	738,709	6.28	$31.90	$20,940

The following is a summary of stock options vested and exercisable as of September 30, 2019:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$33.20	350,549	5.29	$21.07	$8,717
$33.40	-	$40.87	124,622	7.79	35.63	1,284
$41.37	-	$50.68	4,070	0.67	41.37	19
		Total	479,241	5.90	$25.03	$10,020

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,627,047	$36.32
Granted	1,038,542	44.84
Exercised	(547,808)	33.80
Forfeited or Expired	(214,838)	40.48
Outstanding at September 30, 2020	3,902,943	$38.71
Exercisable at September 30, 2020	738,709	$31.90

The total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $12.1 million and $7.0 million, respectively. The cash received from options exercised during the nine months ended September 30, 2020 and 2019 was $18.5 million and $11.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At September 30, 2020, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.3 million, which is expected to be recognized over a weighted average period of 2.9 years.

A summary of the unvested restricted stock awards is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	267,484	$34.42
Granted	76,148	43.54
Vested	(108,215)	32.55
Forfeited	(8,216)	39.88
Unvested at September 30, 2020	227,201	$38.17

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Grant date fair value of awards during the period:	(in thousands)
Options	$258	$244	$12,332	$20,315
Restricted stock	—	—	3,316	4,584
Total	$258	$244	$15,648	$24,899

Share-based compensation expense:
Options	$2,208	$1,539	$6,136	$7,683
Restricted stock	644	529	2,410	2,171
Total	$2,852	$2,068	$8,546	$9,854

Income tax benefit/(deficiency) related to share-based compensation:
Options	$579	$233	$1,990	$964
Restricted stock	9	7	503	462
Total	$588	$240	$2,493	$1,426

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

Historically, if the employee or director is retirement eligible (as defined by the applicable LTIP or 2016 Plan) or becomes retirement eligible during service period of the related share-based compensation award, the service period (and compensation expense recognition) is the lesser of 1) the grant date, if retirement eligible on grant date, or 2) the period between grant date and retirement eligible date. All share-based compensation awards granted on or after March 1, 2020 to retirement eligible employees or directors contain a one-year employment requirement (minimum service period) or the entire award is forfeited.

13. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the three and nine months ended September 30, 2020 and 2019.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Contributions made to the defined contribution plan	$2,242	$1,820	$6,791	$5,270

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Profit sharing bonus plan expense	$3,000	$1,684	$8,691	$4,948

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Medical claim payments	$2,985	$1,650	$6,843	$4,500
Health saving account contributions	890	790	2,663	2,410

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:	(in thousands, except share and per share data)
Net income	$20,460	$14,290	$60,117	$36,438
Denominator:
Basic weighted average shares	52,260,551	52,111,444	52,174,705	52,086,209
Effect of dilutive stock options and restricted stock	890,744	610,683	780,344	538,374
Diluted weighted average shares	53,151,295	52,722,127	52,955,049	52,624,583
Earnings per share:
Basic	$0.39	$0.27	$1.15	$0.70
Diluted	$0.38	$0.26	$1.14	$0.69
Anti-dilutive shares:
Shares	118,832	1,834,379	473,295	1,886,728

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

Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2020			September 30, 2019
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	103,689	$4,987	$48.10	5,799	$200	$34.46
401(k)	303,112	16,403	54.12	335,139	15,237	45.46
Directors and employees	22,655	1,130	49.88	24,948	1,023	41.00
Total	429,456	$22,520	$52.44	365,886	$16,460	$44.99

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	September 30, 2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	7,770,851	136,330	17.54
Directors and employees	2,004,584	20,712	10.33
Total	13,980,690	$231,835	$16.58

Subsequent to September 30, 2020 and through November 3, 2020, the Company repurchased 52,646 shares for $3.3 million from our 401(k) savings and investment plan.

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2020.

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

The following is a summary of transactions and balance with affiliates:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Sales to affiliates	$662	$338	$2,550	$706
Payments to affiliates	110	32	207	225

			September 30, 2020	December 31, 2019
			(in thousands)
Due from affiliates			$425	$22
Due to affiliates			—	2

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Sales
Units	$123,827	$102,499	$372,267	$319,820
Parts - External	11,222	11,028	26,162	27,287
Parts - Inter-segment	5,659	6,448	18,074	21,665
Other	(277)	(27)	(578)	(348)
Eliminations	(5,659)	(6,448)	(18,074)	(21,665)
Net sales	$134,772	$113,500	$397,851	$346,759

Gross Profit
Units	$41,675	$27,729	$128,523	$84,888
Parts - External	4,917	5,077	11,641	13,236
Parts - Inter-segment	(758)	44	(1,587)	889
Other	(5,744)	(5,396)	(18,238)	(15,080)
Eliminations	758	(44)	1,587	(889)
Net gross profit	$40,848	$27,410	$121,926	$83,044

20.  Error Correction

We have corrected herein our consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

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

Description of Tables

The following tables represent our corrected consolidated statements of income and statements of stockholders' equity for the three and nine months ended September 30, 2019 and statements of cash flows for the nine months ended September 30, 2019, as well as our corrected consolidated balance sheet data at September 30, 2019. The values as previously reported for September 30, 2019 were derived from our Quarterly Report on Form 10-Q for the three and nine month ended September 30, 2019 filed on October 31, 2019.

	Consolidated Statements of Income
	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Previously Reported	Corrections		As Corrected	Previously Reported	Corrections		As Corrected
	(in thousands, except share and per share data)
Net sales	$113,500	$—		$113,500	$346,759	$—		$346,759
Cost of sales	86,115	(25)	(a)	86,090	263,406	309	(a)	263,715
Gross profit	27,385	25		27,410	83,353	(309)		83,044
Selling, general and administrative expenses	12,994	(620)	(b)	12,374	37,476	1,487	(b)	38,963
Loss (gain) on disposal of assets	6	—		6	296	—		296
Income from operations	14,385	645		15,030	45,581	(1,796)		43,785
Interest income, net	9	—		9	49	—		49
Other (expense) income, net	(7)	—		(7)	(16)	—		(16)
Income before taxes	14,387	645		15,032	45,614	(1,796)		43,818
Income tax provision	560	182	(c)	742	7,924	(544)	(c)	7,380
Net income	$13,827	$463		$14,290	$37,690	$(1,252)		$36,438
Earnings per share:
Basic	$0.27	$—		$0.27	$0.72	$(0.02)		$0.70
Diluted	$0.26	$—		$0.26	$0.72	$(0.03)		$0.69
Cash dividends declared per common share:	$—	$—		$—	$0.16	$—		$0.16
Weighted average shares outstanding:
Basic	52,111,444	—		52,111,444	52,086,209	—		52,086,209
Diluted	52,722,127	—		52,722,127	52,624,583	—		52,624,583

Balance Sheet Data (at end of period):
Current assets	$170,536	$(252)	(c)	$170,284
Total assets	352,152	(252)	(c)	351,900
Current liabilities	53,882	(779)	(d)	53,103
Deferred income taxes	15,034	(2,161)	(c)	12,873
Total stockholders' equity	$279,567	$2,688	(e)	$282,255

(a) The share-based compensation correction to cost of sales for the three and nine months ended September 30, 2019 was approximately $0.1 million and $0.3 million, respectively.

(b) The share-based compensation correction to selling, general and administrative expenses for the three and nine months ended September 30, 2019 was approximately $0.7 million and $1.7 million, respectively. Included in the correction to selling, general and administrative expenses is a correction to our employee profit sharing bonus plan (Note 13) of approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.

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

(e) This is the cumulative effect on stockholders' equity as a result of the share-based compensation correction. See table below for a description of the changes in stockholders' equity in the consolidated statements of stockholders' equity for the three and nine months ended September 30, 2019, respectively.

	Consolidated Statements of Stockholders’ Equity
	Nine Months Ended September 30, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
As Previously Reported	(in thousands)
Balances at December 31, 2018	51,991	$208	$—	$247,291	$247,499
Net income	—	—	—	37,690	37,690
Stock options exercised and restricted	494	2	11,281	—	11,283
stock awards granted
Share-based compensation	—	—	7,858	—	7,858
Stock repurchased and retired	(366)	(1)	(16,459)	—	(16,460)
Dividends	—	—	—	(8,303)	(8,303)
Balances at September 30, 2019	52,119	209	2,680	276,678	279,567
Correction Impacts
Balances at December 31, 2018	—	—	—	1,944	1,944
Net income	—	—	—	(1,252)	(1,252)
Stock options exercised and restricted	—	—	—	—	—
stock awards granted
Share-based compensation	—	—	1,996	—	1,996
Stock repurchased and retired	—	—	—	—	—
Dividends	—	—	—	—	—
Balances at September 30, 2019	—	—	1,996	692	2,688
As Corrected
Balances at December 31, 2018	51,991	$208	$—	$249,235	$249,443
Net income	—	—	—	36,438	36,438
Stock options exercised and restricted	494	2	11,281	—	11,283
stock awards granted
Share-based compensation	—	—	9,854	—	9,854
Stock repurchased and retired	(366)	(1)	(16,459)	—	(16,460)
Dividends	—	—	—	(8,303)	(8,303)
Balances at September 30, 2019	52,119	$209	$4,676	$277,370	$282,255

See descriptions of changes to net income in the consolidated statement of income for the nine months ended September 30, 2019 in the table above.

	Consolidated Statements of Stockholders’ Equity
	Three Months Ended September 30, 2019
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
As Previously Reported	(in thousands)
Balances at June 30, 2019	52,118	$209	$1,586	$262,774	$264,569
Net income	—	—	—	13,827	13,827
Stock options exercised and restricted	110	—	3,598	—	3,598
stock awards granted
Share-based compensation	—	—	2,785	—	2,785
Stock repurchased and retired	(109)	—	(5,289)	—	(5,289)
Dividends	—	—	—	77	77
Balances at September 30, 2019	52,119	209	2,680	276,678	279,567
Correction Impacts
Balances at June 30, 2019	—	—	2,713	229	2,942
Net income	—	—	—	463	463
Stock options exercised and restricted	—	—	—	—	—
stock awards granted
Share-based compensation	—	—	(717)	—	(717)
Stock repurchased and retired	—	—	—	—	—
Dividends	—	—	—	—	—
Balances at September 30, 2019	—	—	1,996	692	2,688
As Corrected
Balances at June 30, 2019	52,118	$209	$4,299	$263,003	$267,511
Net income	—	—	—	14,290	14,290
Stock options exercised and restricted	110	—	3,598	—	3,598
stock awards granted
Share-based compensation	—	—	2,068	—	2,068
Stock repurchased and retired	(109)	—	(5,289)	—	(5,289)
Dividends	—	—	—	77	77
Balances at September 30, 2019	52,119	$209	$4,676	$277,370	$282,255

See descriptions of changes to net income in the consolidated statement of income for the three months ended September 30, 2019 in the table above.

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2019
	Previously Reported	Corrections	As Corrected
Operating Activities	(in thousands)
Net income	$37,690	$(1,252)	$36,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,627	—	17,627
Provision for credit losses on accounts receivable, net of adjustments	91	—	91
Provision for excess and obsolete inventories	1,003	—	1,003
Share-based compensation	7,858	1,996	9,854
Loss (gain) on disposition of assets	296	—	296
Foreign currency transaction (gain) loss	(17)	—	(17)
Interest income on note receivable	(19)	—	(19)
Deferred income taxes	4,208	(594)	3,614
Changes in assets and liabilities:
Accounts receivable	(2,096)	—	(2,096)
Income taxes	2,234	49	2,283
Inventories	(4,014)	—	(4,014)
Prepaid expenses and other	(513)	—	(513)
Accounts payable	782	—	782
Deferred revenue	263	—	263
Accrued liabilities and donations	5,190	(199)	4,991
Net cash provided by operating activities	70,583	—	70,583
Investing Activities
Capital expenditures	(30,831)	—	(30,831)
Proceeds from sale of property, plant and equipment	68	—	68
Investment in certificates of deposits	(6,000)	—	(6,000)
Maturities of certificates of deposits	6,000	—	6,000
Principal payments from note receivable	39	—	39
Net cash used in investing activities	(30,724)	—	(30,724)
Financing Activities
Stock options exercised	11,283	—	11,283
Repurchase of stock	(15,437)	—	(15,437)
Employee taxes paid by withholding shares	(1,023)	—	(1,023)
Cash dividends paid to stockholders	(8,303)	—	(8,303)
Net cash used in financing activities	(13,480)	—	(13,480)
Net increase in cash and cash equivalents	26,379	—	26,379
Cash and cash equivalents, beginning of year	1,994	—	1,994
Cash and cash equivalents, end of year	$28,373	$—	$28,373

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and all provinces in Canada. Foreign sales were approximately $8.4 million of our total net sales for the nine months just ended and $11.5 million of our sales during the same period of 2019.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. Our sales strategy is currently balanced between new construction and replacement applications. The new construction market through the third quarter of 2020 is showing signs of uncertainty. We continue to emphasize the benefits of AAON equipment to property owners in the replacement market.

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for higher employee absenteeism in our manufacturing facilities. We maintained continuous operations during the nine months ended September 30, 2020. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments. The Company utilizes sanitation stations, requires the use of a facial covering when unable to socially distance, performs daily temperature scanning, and performs additional cleaning and sanitation throughout the day and deep cleaning overnight. The Company did see significant employee absenteeism in the latter part of June 2020. These unexpected employee absences resulted in reduced shipments and longer lead times in the second quarter of 2020. During the third quarter 2020 employee attendance levels were stronger than previously anticipated. Additionally, our work force has adapted well to school and childcare related issues.

While the Company's operations are primarily in Oklahoma and Texas, our domestic sales to customers cover almost all 50 states. Only the state of Texas has more than 10% of our revenues. For the nine months ended September 30, 2020, we've experienced record sales. We have not seen a significant slow down or disruption in our customer jobs and have benefited from some of the new construction for temporary hospitals due to COVID-19. The outlook for 2021 continues to present a lot of uncertainty. The Architecture Billings Index has been down for several months, indicating a decline in construction, which may start to impact the new nonresidential construction market in late 2020. Although construction may decline, our equipment is uniquely positioned to address COVID challenges by providing heightened filtration and sanitation through the use of MERV 13 filters, UV lights and bi-polar ionization installed in the factory. With approximately 50% of our total sales already represented by the replacement market, we are confident of our ability to grow our market share in the replacement market while we continue to pursue opportunities in the new construction market. With our improved lead times, we have been able to continue our planned reduction of our backlog to a more manageable level and we believe this will also allow our order intake to stay consistent but do not see significant growth opportunities in the near term

We had unrestricted cash and cash equivalents of $70.6 million as of September 30, 2020. Our capital expenditures during the nine months ended September 30, 2020 were $49.0 million, as compared to $30.8 million for the same period a year ago, and we anticipate our full-year 2020 capital expenditures will total approximately $73.2 million. Our expansion to our Longview, Texas facility is on schedule and expected to be operational by January 2021. The Company also has $28.3 million available under its line of credit. Should the Company experience an unexpected downturn due to COVID-19; spending on dividends and capital expenditures can be reduced and the line of credit can be utilized.

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

The price levels of most raw materials were stable in the past twelve months, but we are beginning to see increases in raw material costs. There is also a possibility prices could rise in the future depending on the impact COVID-19 has on our supply chain. At September 30, 2020, the price (twelve month trailing average) for copper, galvanized steel and aluminum decreased 4.1%, 2.0% and 2.2% (stainless steel increased 0.8%), respectively, as compared to the price (twelve month trailing average) at September 30, 2019.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•We experienced significant employee absenteeism, mostly in June, related to COVID-19 during the nine months ended that impacted our production.
•We continue to become more efficient. Our gross profit percentage improved from 23.9% during the nine months ended in 2019 to 30.6% in 2020.
•We invested $49.0 million in capital expenditures, continuing our work on projects such as our Longview, TX expansion and the purchase of additional Salvagnini machines that will increase our sheet metal capacity.
•Total cash, cash equivalents and restricted cash was $78.6 million at September 30, 2020.

Backlog

The following table shows our historical backlog levels:

September 30, 2020	December 31, 2019	September 30, 2019
(in thousands)
$84,885	$142,747	$165,325

During 2018 and most of 2019, the Company struggled to maintain adequate sheet-metal production capacity that resulted in long lead times and a high backlog. The Company started to increase its sheet-metal production at the end of 2019 with the addition of new Salvagnini machines. This led in part to a record fourth quarter of 2019 that helped reduce our backlog. Since then, the Company has continued to increase its sheet-metal capacity, increase sales, improve lead times and reduce our backlog to a more manageable level.

Results of Operations

Three months ended September 30, 2020 vs. Three months ended September 30, 2019

Units Sold

	Three Months Ended
	September 30, 2020	September 30, 2019
Rooftop units	4,372	3,520
Condensing units	593	418
Air handlers	534	552
Outdoor mechanical rooms	6	7
Water source heat pumps	1,847	1,311
Total Units	7,352	5,808

Net Sales

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
	(in thousands, except unit data)
Net sales	$134,772	$113,500	$21,272	18.7%
Total units	7,352	5,808	1,544	26.6%

Our net sales increased by 18.7% due in part to our price increases in the past year and more so from increases in sheet metal production.

Cost of Sales

	Three Months Ended		Percent of Sales
	September 30, 2020	September 30, 2019
			2020	2019
	(in thousands)
Cost of sales	$93,924	$86,090	69.7%	75.9%
Gross profit	40,848	27,410	30.3%	24.1%

We continue to see overall raw material costs decrease. The Company has improved its labor and overhead efficiencies through increased production and absorption of fixed costs.

Twelve-month average raw material cost per pound as of September 30:

	2020	2019	% Change

Copper	$3.52	$3.67	(4.1)%
Galvanized Steel	$0.50	$0.51	(2.0)%
Stainless Steel	$1.32	$1.31	0.8%
Aluminum	$1.76	$1.80	(2.2)%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	September 30, 2020	September 30, 2019
			2020	2019
	(in thousands)
Warranty	$2,054	$2,707	1.5%	2.4%
Profit sharing	3,000	1,684	2.2%	1.5%
Salaries & benefits	4,725	3,437	3.5%	3.0%
Stock compensation	1,330	767	1.0%	0.7%
Advertising	229	146	0.2%	0.1%
Depreciation	515	400	0.4%	0.4%
Insurance	254	218	0.2%	0.2%
Professional fees	542	693	0.4%	0.6%
Donations	106	155	0.1%	0.1%
Bad debt expense	117	(37)	0.1%	—%
Other	1,844	2,204	1.4%	1.9%
Total SG&A	$14,716	$12,374	10.9%	10.9%

Profit sharing expenses increased due to our increased earnings for the three months ended 2020 as compared to 2019. Salaries & benefits is up as well due in part to additional incentives for our employees as a result of the Company's strong performance.

Income Taxes

	Three Months Ended		Effective Tax Rate
	September 30, 2020	September 30, 2019
			2020	2019
	(in thousands)
Income tax provision	$5,696	$742	21.8%	4.9%

The Company’s estimated annual 2020 effective tax rate, excluding discrete events, is expected to be approximately 24%.

During the three months ended September 2019, upon completion of the Company's 2018 tax return, the Company recorded additional benefit due to higher than expected research and development credit of $0.6 million. Historically, the Company has taken advantage of the Oklahoma Investment New Jobs Credit ("OK Credit"). This OK Credit allows the Company to take a credit equal to 1% of eligible investments each year for five years, beginning with the year of investment. The Company determined it could take advantage of an additional 1% tax credit for years in which the Company's location was deemed to be within an enterprise zone. The additional OK Credit for being in an enterprise zone, or otherwise allowable under Oklahoma law, resulted in a benefit of $0.3 million for 2018 and $0.9 million for our 2015, 2016 and 2017 amended returns, combined.

Results of Operations

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Units Sold

	Nine Months Ended
	September 30, 2020	September 30, 2019
Rooftop units	12,179	11,079
Condensing units	1,447	1,291
Air handlers	1,545	1,669
Outdoor mechanical rooms	22	28
Water source heat pumps	5,109	5,977
Total Units	20,302	20,044

Net Sales

	Nine Months Ended
	September 30, 2020	September 30, 2019
			Change	% Change
	(in thousands, except unit data)
Net sales	$397,851	$346,759	$51,092	14.7%
Total units	20,302	20,044	258	1.3%

Our net sales increased by 14.7% due in part to our increased sheet metal production from the additional Salvagnini machines that were placed into operation allowing increased production in our rooftop units and in part from price increases put in place over the last year and a half.

Cost of Sales

	Nine Months Ended		Percent of Sales
	September 30, 2020	September 30, 2019
			2020	2019
	(in thousands)
Cost of sales	$275,925	$263,715	69.4%	76.1%
Gross profit	121,926	83,044	30.6%	23.9%

We continue to see overall raw material costs decrease. The Company has improved its labor and overhead efficiencies through increased production and absorption of fixed costs.

Twelve-month average raw material cost per pound as of September 30:

	2020	2019	% Change

Copper	$3.52	$3.67	(4.1)%
Galvanized steel	$0.50	$0.51	(2.0)%
Stainless steel	$1.32	$1.31	0.8%
Aluminum	$1.76	$1.80	(2.2)%

Selling, General and Administrative Expenses

	Nine Months Ended		Percent of Sales
	September 30, 2020	September 30, 2019
			2020	2019
	(in thousands)
Warranty	$5,356	$6,129	1.3%	1.8%
Profit sharing	8,691	4,948	2.2%	1.4%
Salaries & benefits	14,921	10,602	3.8%	3.1%
Stock compensation	4,020	5,989	1.0%	1.7%
Advertising	446	496	0.1%	0.1%
Depreciation	1,470	1,092	0.4%	0.3%
Insurance	733	594	0.2%	0.2%
Professional fees	1,796	1,723	0.5%	0.5%
Donations	1,892	1,019	0.5%	0.3%
Bad debt expense	193	91	—%	—%
Other	6,351	6,280	1.6%	1.8%
Total SG&A	$45,869	$38,963	11.5%	11.2%

Profit sharing expenses increased due to our increased earnings for the period. Salaries & benefits is up as well due in part to additional incentives for our employees as a result of the Company's strong performance. Stock compensation is lower because the valuation of the Company-wide equity grant awarded in March 2020 was less than the grant awarded in March 2019. Donations increased due to the contribution of approximately $1.3 million to Winifred, Montana Public Schools in recognition of Norman H. Asbjornson's transition from CEO to Executive Chairman.

Income Taxes

	Nine Months Ended		Effective Tax Rate
	September 30, 2020	September 30, 2019
			2020	2019
	(in thousands)
Income tax provision	$16,111	$7,380	21.1%	16.8%

The Company’s estimated annual 2020 effective tax rate, excluding discrete events, is expected to be approximately 24%. During the three months ended September 2019, upon completion of the Company's 2018 tax return, the Company recorded additional benefit due to higher than expected research and development credit of $0.6 million. Historically, the Company has taken advantage of the Oklahoma Investment New Jobs Credit ("OK Credit"). This OK Credit allows the Company to take a credit equal to 1% of eligible investments each year for five years, beginning with the year of investment. The Company determined it could take advantage of an additional 1% tax credit for years in which the Company's location was deemed to be within an enterprise zone. The additional OK Credit for being in an enterprise zone, or otherwise allowable under Oklahoma law, resulted in a benefit of $0.3 million for 2018 and $0.9 million for our 2015, 2016 and 2017 amended returns, combined.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash increased $43.8 million from December 31, 2019 to September 30, 2020 and totaled $70.6 million at September 30, 2020.

Revolving Line of Credit - Under the line of credit with Bank of Oklahoma, there was one standby letter of credit of $1.7 million as of September 30, 2020. At September 30, 2020, we have $28.3 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at September 30, 2020 and December 31, 2019. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The termination date of the revolving credit facility is July 26, 2021.

At September 30, 2020, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At September 30, 2020, our tangible net worth was $344.9 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1.

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

Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2020			September 30, 2019
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	103,689	$4,987	$48.10	5,799	$200	$34.46
401(k)	303,112	16,403	54.12	335,139	15,237	45.46
Directors and employees	22,655	1,130	49.88	24,948	1,023	41.00
Total	429,456	$22,520	$52.44	365,886	$16,460	$44.99

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	September 30, 2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	7,770,851	136,330	17.54
Directors and employees	2,004,584	20,712	10.33
Total	13,980,690	$231,835	$16.58

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2020 and 2019. For additional details, see the consolidated financial statements.

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Operating Activities
Net Income	$60,117	$36,438
Income statement adjustments, net	37,131	32,449
Changes in assets and liabilities:
Accounts receivable	5,011	(2,096)
Income taxes	(3,142)	2,283
Inventories	(6,994)	(4,014)
Prepaid expenses and other	(598)	(513)
Accounts payable	3,654	782
Deferred revenue	1,128	263
Accrued liabilities & donations	688	4,991
Net cash provided by operating activities	96,995	70,583
Investing Activities
Capital expenditures	(48,955)	(30,831)
Purchases of investments	—	(6,000)
Maturities of investments and proceeds from called investments	—	6,000
Other	99	107
Net cash used in investing activities	(48,856)	(30,724)
Financing Activities
Stock options exercised	18,519	11,283
Repurchase of stock	(21,390)	(15,437)
Employee taxes paid by withholding shares	(1,130)	(1,023)
Cash dividends paid to stockholders	(9,910)	(8,303)
Net cash used in financing activities	$(13,911)	$(13,480)

Cash Flows Provided by Operating Activities

The Company manages cash needs through working capital rather than drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments. The Company has been able to improve its collections of outstanding receivables due in part through prepayment of orders. The Company also has also increased the purchase of inventory to take advantage of current favorable pricing and also to prevent future supply chain disruptions.

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

Cash Flows Used in Financing Activities

Stock options exercised increased due to the increase in the number of employee options exercised and increases in our stock price. The Company also purchased approximately $5.0 million of our outstanding stock through the open market buyback program (Note 15) during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase obligations as of September 30, 2020.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2020.

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

Natural disasters such as tornadoes and ice storms, as well as accidents, acts of terror, infection and other factors beyond our control could adversely affect our operations. Especially, as our facilities are in areas where tornadoes are likely to occur, and the majority of our operations are at our Tulsa facilities, the effects of natural disasters and other events could damage our facilities and equipment and force a temporary halt to manufacturing and other operations, and such events could consequently cause severe damage to our business. We maintain insurance against these sorts of events; however, this is not guaranteed to cover all the losses and damages incurred. Furthermore, we may experience increases in our insurance premium costs in relation to these matters that may have a material adverse effect upon our business, liquidity, financial condition or results of operations.

We may not be able to successfully develop and market new products.

Our future success will depend upon our continued investment in research and new product development and our ability to continue to achieve new technological advances in the HVAC industry. Our inability to continue to successfully develop and market new products or our inability to implement technological advances on a pace consistent with that of our competitors could lead to a material adverse effect on our business and results of operations. Furthermore, our continued investment in new product development may render certain legacy products and components obsolete resulting in increased inventory obsolescence expense that may have a material adverse effect upon our financial condition or results of operations.

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

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through September 30, 2020, we repurchased approximately 7.8 million shares (at current market prices) for an aggregate price of $136.3 million, or an average price of $17.54 per share.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees. The number of shares to be repurchased is contingent upon Board approval. From inception through September 30, 2020, we repurchased approximately 2.0 million shares (at current market prices) for an aggregate price of $20.7 million, or an average price of $10.33 per share.

Repurchases during the third quarter of 2020 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2020	43,971	$56.92	43,971	—
August 2020	21,585	59.06	21,585	—
September 2020	29,460	57.64	29,460	—
Total	95,016	$57.62	95,016	—

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) our Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (iii) our Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: November 5, 2020	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: November 5, 2020	By:	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer