Form 10-K
period 2020-12-31
AAON, INC.
filed 2021-02-25
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)
 ☐  Yes        ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2020 was $2,213.5 million based upon the closing price reported for such date on the Nasdaq Global Select Market.

As of February 22, 2021, registrant had outstanding a total of 52,287,036 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders to be held May 11, 2021, incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.  Business.

Overview

AAON, Inc., a Nevada corporation, (“AAON Nevada”) was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation, and AAON Coil Products, Inc., a Texas corporation. Unless the context otherwise requires, references in this Annual Report to “AAON”, the “Company”, “we”, “us”, “our”, or “ours” refer to AAON Nevada and our subsidiaries.

We are engaged in the engineering, manufacturing, marketing, and sale of premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, and coils.

Business and Marketing Strategy

Our products serve the commercial and industrial new construction and replacement markets within the heating, ventilation, and air conditioning (“HVAC”) equipment industry. Our business strategy involves mass customization that uses flexible computer-aided manufacturing systems to produce standard, semi-custom, and custom outputs and combines the low unit costs of mass production processes with the flexibility of individual customization. Through a collaborative effort with our independent representative sales offices, we design and manufacture the precise semi-custom product offering that best serves the customer's needs.

Our marketing strategy focuses upon underserved market niches including establishing manufacturing methodologies to support market niche products. We further focus on developing a company culture focused upon customer satisfaction, reducing product delivery channel time and cost, and continuing with the goal of product and manufacturing technology leadership. Our product mix, with a heavy investment in research and development, has an emphasis on energy efficiency, environment, and indoor air quality.

Products

Our rooftop and condensing unit markets primarily consist of units installed on commercial or industrial structures of generally less than ten stories in height. Our air handling units, self-contained units, geothermal/water-source heat pumps, chillers, packaged outdoor mechanical rooms, and coils are suitable for all sizes of commercial and industrial buildings.

The size of these markets is determined primarily by the number of commercial and industrial building completions and replacement demand from existing buildings. The replacement market consists of products installed to replace existing units/components that are worn or damaged and products to upgrade certain components, such as low leakage dampers, high efficiency heat exchangers and modern controls components. Currently, over half of the industry’s market consists of replacement units.

The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts and the general economy, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. When new construction is down, we emphasize the replacement market.

Based on our 2020 sales of $514.6 million, we estimate that we have approximately a 13% share of the greater than five ton rooftop market and a 2% share of the less than five ton market. During 2020, approximately 50% of our sales were generated from the renovation and replacement markets and 50% from new construction. The ratio of sales for new construction vs. replacement to particular customers is related to various factors. Generally, the cyclicality of the new construction market fluctuates this ratio the most over an economic cycle.

To date, our sales have been primarily to the domestic market. Foreign sales accounted for approximately $11.7 million, $14.8 million, and $14.7 million of our sales in 2020, 2019, and 2018, respectively. As a percentage of sales, foreign sales accounted for approximately 2%, 3%, and 3% of our net sales in each of those years, respectively.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished products consist of a single unit system containing heating and cooling in a self-contained cabinet, referred to in the industry as “unitary products”. Our other finished products are chillers, packaged outdoor mechanical rooms, coils, air handling units, condensing units, makeup air units, energy recovery units, rooftop units, geothermal/water-source heat pumps, and controls.

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

We offer two groups of condensing units: the CB Series, two to five tons and the CF Series, two to 70 tons.

Our air handling units consist of the indoor F1, H3, and V3 Series and the modular M2 Series, as well as air handling unit configurations of the RQ, RN, RZ, and SA Series units.

Our energy recovery option applicable to our RQ, RN, RZ, and SB units, as well as our H3, V3, and M2 Series air handling units, responds to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. Our products are designed to compete on the higher quality end of standardized products.

Our air-cooled chillers (LF, LN, and LZ Series) are certified with the Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”) in accordance with AHRI Standard 550/590. Our RN, RQ, M2, and SB Series, including our water-source heat pump products (WH, and WV Series), are AHRI certified in accordance with ANSI/AHRI/ASHRAE/ISO 13256.

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

AAON is committed to designing and manufacturing innovative HVAC products of the highest quality, efficiency, and performance. Our water-source heat pump products recover otherwise wasted energy and employ it to cool, heat, and provide dehumidification to a building, making it one of the most efficient and environmentally friendly systems. AAON packaged rooftop units with two stage compressors are optimized with high efficiency evaporator and condenser coils and variable speed fans, leading to an AHRI Certified performance up to 19.15 SEER and 20.2 IEER. AAON H3/V3 Series energy recovery wheel air handling units provide energy efficient 100% outside air ventilation by recovering energy that would otherwise be exhausted from a building. LZ Series packaged outdoor mechanical rooms are engineered to maximize the efficiency of the complete hydronic system - compressors, condenser, and evaporator. Factory installed 98% efficiency boilers with pumping packages are available for applications that require hot water. Energy saving waterside economizers are available for chilled water systems that require cooling at low ambient conditions.

AAON designs and produces controls solutions for all of our HVAC units including rooftop units, air handlers, chillers, and water-source heat pumps. In addition, we provide controls for variable air volume systems associated with those units, as well as controls products for other HVAC related equipment. Our controls are easily configurable to provide a wide variety of HVAC unit application options, and we are able to customize our controls, where necessary, to meet unique customers’ requirements. Most of our controls are Underwriters Laboratories category ZPVI2 complaint and BACnet Testing Laboratories certified. In addition our economizer function is California Title 24 certified. All of these factors allow us to provide AAON controls with factory developed, approved and tested sequences of operation to optimize the performance of the AAON units.

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

Air Quality Products

The coronavirus disease 2019 ("COVID-19") pandemic has fueled a great deal of concern over best practices in the design and operation of building HVAC systems. In order to mitigate the spread of COVID-19, influenza, and other similar type respiratory diseases, we have done a great deal of research on what affects the transmission of these diseases and how AAON HVAC systems can be best designed. The American Society of Heating, Refrigeration and Air-Conditioning Engineers ("ASHRAE"), a professional association with a goal of advancing HVAC systems designs and construction, put together an Epidemic Task Force in 2020 and determined several recommendations to mitigate the spread of the virus, including humidity control, air filtration, increased outdoor air ventilation, and air disinfection.

Humidity control - AAON continues to lead the market in developing energy efficient humidity control with the use of variable capacity compressors and modulating hot gas reheat. Designing HVAC systems with superior humidity control allows building management to maintain ASHRAE’s recommended ambient relative humidity levels of 40%-60%, the ideal level to inactivate viruses in the air and on surfaces.

Air Filtration - AAON standardizes a design that uses a backward curved fan wheel, which can accommodate higher airflow required for the ASHRAE recommended MERV 13 filtration, the minimum filter level for viruses, with very little reconfiguration. Prior to 2020, a vast majority of commercial buildings use filtration levels of MERV 4 to MERV 8, which has always been acceptable for filtering out typical particulates in the air stream.

Outdoor Air Ventilation - AAON’s innovative use of energy recovery wheels and energy recovery plates combined with its superior humidity control design can help building management follow outdoor ventilation air recommendations while limiting an increase of energy usage and maintaining recommended humidity levels.

Air Disinfection - AAON has basic design characteristics that allow for an easy installation of ultraviolet lighting and bipolar ionization equipment. In addition to this equipment offered as options in new AAON units sold, AAON has basic design characteristics that allow for easy installation in AAON units already used in the field.

Overall, AAON is well positioned to accommodate the heightened demand for features that can help mitigate virus transmission and improve air quality. The features that ASHRAE recommends requires premium designs and configurations that are standard in AAON units. As a result, we are able to incorporate air quality features into our units, at a minimal price premium and with no delivery delay.

Representatives

As of December 31, 2020, we employ a sales staff of 46 individuals and utilize approximately 63 independent manufacturer representatives’ organizations (“Representatives”) having 125 offices to market our products in the United States and Canada. We also have one international sales organization, which utilizes 28 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, Longview, Texas, or our Parkville, Missouri, facilities to the job site.

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

Warranties

Our product warranty policy is the earlier of one year from the date of first use or 18 months from date of shipment for parts only, including controls; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and ten years on gas-fired heat exchangers in our historical RL products (if applicable). Our warranty policy for the RQ series covers parts for two years from date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of installation.
The Company also sells extended warranties on parts for various lengths of time ranging from six months to ten years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

Major Customers
One customer, Texas AirSystems, accounted for 10% or more of our sales during 2020, 2019, and 2018. No other customer accounted for more than 10% of our sales during 2020, 2019, and 2018.

Backlog

Our backlog as of February 1, 2021 was approximately $103.8 million, compared to approximately $129.2 million as of February 1, 2020. The current backlog consists of orders considered by management to be firm and our goal is to fill orders within approximately 60 to 90 days after an order is deemed to become firm; however, the orders are subject to cancellation by the customers in which case, cancellation charges apply up to the full price of the equipment.

Competition

In the standardized market, we compete primarily with Lennox (Lennox International, Inc.), Trane (Trane Technologies plc), York International (Johnson Controls International plc), Carrier (Carrier Global Corporation), and Daikin (Daikin Industries). All of these competitors are substantially larger and have greater resources than we do. Our products compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, reliability, product line recognition, and acceptability of sales outlets. However, in new construction where the contractor is the purchasing decision maker, we are often at a competitive disadvantage because of the emphasis placed on initial cost. In the replacement market and other owner-controlled purchases, we have a better chance of getting business since quality and long-term cost are generally taken into account.

Resources

Sources and Availability of Raw Materials

The most important materials we purchase are steel, copper, and aluminum. We also purchase from other manufacturers certain components, including compressors, electric motors, and electrical controls used in our products. We attempt to obtain the lowest possible cost in our purchases of raw materials and components, consistent with meeting specified quality standards. We are not dependent upon any one source for raw materials or the major components of our manufactured products. By having multiple suppliers, we believe that we will have adequate sources of supplies to meet our manufacturing requirements for the foreseeable future.

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

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation. Our greatest needs arise during the months of July - November, the peak season for inventory (primarily purchased material) and accounts receivable. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $30 million and had no balance outstanding at December 31, 2020. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

Research and Development

Our products are engineered for performance, flexibility, and serviceability. This has become a critical factor in competing in the HVAC equipment industry. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines.

AAON is fortunate enough to be able to self-sponsor our Research and Development (“R&D”) activities, rather than needing to be customer-sponsored. R&D activities have involved the RQ, RN, and RZ (rooftop units), F1, H3, SA, V3, and M2 (air handling units), LF, LN, and LZ (chillers), CB and CF (condensing units), SA and SB (self-contained units), and WH and WV (water-source heat pumps), as well as component evaluation and refinement, development of control systems and new product development. R&D expenses incurred were approximately $17.4 million, $14.8 million, and $13.5 million in 2020, 2019, and 2018, respectively.

Our Norman Asbjornson Innovation Center ("NAIC") research and development laboratory facility that opened in 2019, includes many unique capabilities, which to our knowledge exist nowhere else in the world. A few features of the NAIC include supply, return, and outside sound testing at actual load conditions, testing of up to a 300 ton air conditioning system, up to a 540 ton chiller system, and 80 million BTU/hr of gas heating test capacity. Environmental application testing capabilities include -20 to 140°F testing conditions, up to 8 inches per hour rain testing, up to 2 inches per hour snow testing, and up to 50 mph wind testing. We believe we have the largest sound-testing chamber in the world for testing heating and air conditioning equipment and are not aware of any similar labs that can conduct this testing while putting the equipment under full environmental load. The unique capabilities of the NAIC will enable AAON to lead the industry in the development of quiet, energy efficient commercial and industrial heating and air conditioning equipment.

The NAIC currently houses ten testing chambers, with two new additional chambers scheduled to come online in early 2021. These testing chambers allow AAON to meet and maintain AHRI and U.S. Department of Energy ("DOE") certification and solidify the Company’s industry position as a technological leader in the manufacturing of HVAC equipment. Current voluntary industry certification programs and government regulations only go up to 63 tons of air conditioning as that is the largest environmental chamber currently available for testing outside of our facility.  The NAIC contains both a 100 ton and a 540 ton chamber, allowing us to uniquely prove to customers our capacity and efficiency on these larger units.

The NAIC was designed to test units well beyond the standard AHRI rating points and allows us to offer testing services on AAON equipment throughout our range of product application.  This capability is vital for critical facilities where the units must perform properly and allows our customers to verify the performance of our units in advance, rather than after installation.  These same capabilities will enable AAON to develop a new extended range of operation equipment and prove its capabilities.

Patents, Trademarks, Licenses, and Concessions

We do not consider any patents, trademarks, licenses, or concessions to be material to our business operations, other than patents issued regarding our energy recovery wheel option, blower, gas-fired heat exchanger, evaporative-cooled condenser de-superheater, and low leakage damper which have terms of 20 years with expiration dates ranging from 2020 to 2033.

Seasonality

Sales of our products are moderately seasonal with the peak period being May-October of each year due to timing of construction projects being directly related to warmer weather.

Environmental & Regulatory Matters

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

Since our founding in 1988, AAON has maintained a commitment to design, develop, manufacture and deliver heating and cooling products to perform beyond all expectations and to demonstrate AAON’s quality and value to our customers. AAON equipment is designed with energy efficiency in mind, without sacrificing premium features and options. In addition to our high standard of product performance, is a commitment to sustainability for our employees, our stockholders, and our customers. At AAON, we strive to conduct our business in a socially responsible and ethical manner with a focus on environmental stewardship, team member safety and community engagement. We comply with industry regulations and requirements while pursuing responsible economic growth and profitability.

AAON participates in a sustainability benchmarking initiative (Sustainable Tulsa Scor3card) through which we set goals, monitor and report in the areas of energy, material management, water, community stewardship, transportation, communication and health. AAON achieved Platinum level in this program in 2020 and was recognized with the Henry Bellmon Sustainability Award. We have an active internal sustainability committee that provides education opportunities, communications and recommendations to the company on a regular basis.

Two leading focus areas for AAON are energy efficiency and material management. In the area of energy efficiency and conservation, AAON has transitioned to over 90% LED lighting leading to considerable cost savings and reduced energy consumption. The company participates in an energy demand response program and saved over $32,000 by reducing energy loads during peak periods in 2020. Twenty-seven percent of AAON’s energy portfolio is currently derived from renewable sources, and the company’s carbon footprint has been calculated as part of the Scor3card sustainability benchmarking initiative. Energy efficiency has been a priority in ongoing capital investments which include the acquisition of new, energy efficient equipment for the production floor, new high-

speed overhead facility doors, the installation of new HVAC equipment, building control systems, the application of heat and light reflective material to production facilities along with other behavioral –based energy efficiency changes. We are tracking our energy usage intensity before and after these updates.

In the area of material management, there is a focus on recycling, reducing, reusing and sourcing more environmentally-friendly materials into our processes. AAON recycled over 11,741 tons of metal in 2020. Our facilities also recycle paper, wood and cardboard where available. Through our partnership with a waste to energy facility, we successfully diverted over 556 tons of waste from landfills. We continue to innovate ways to reduce and reuse shipping packaging between facilities and identify new opportunities to reduce or reuse items in our production and administrative areas.

Human Capital Resources

As of February 23, 2021, we employed 2,268 direct employees and contract personnel, a 2.8% decrease when compared to the same period 2020 and a 2.1% increase when compared to 2019. Our employees are not represented by unions or other collective bargaining agreements. Management considers its relations with our employees to be good.

We believe our employees are key to achieving our business objectives. In the early stages of the COVID-19 pandemic, we put COVID-19 prevention protocols in place to minimize the spread of COVID-19 in our workplaces. These protocols, which remain in place, meet or exceed the Centers for Disease Control guidelines and where applicable, state and local mandates.

Our key human capital measures include employee safety, turnover, absenteeism, and production. We frequently benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. Some of our notable health, welfare, and retirement benefits include:

•Employee medical plan (with 175% employer health saving plan match)
•401(k) Plan (with 175% employer match)
•Profit sharing bonus plan
•Tuition assistance program
•Paid time off

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

Risks Related to the Covid-19 Pandemic

Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by pandemics, epidemics, or other public health emergencies, such as COVID-19.

Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by pandemics, epidemics, or other public health emergencies, such as COVID-19. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition, and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which may adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report, such as those relating to our products and financial performance.

Risks Related to Our Business

Our business can be hurt by economic conditions.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. Sales in the commercial and industrial new construction markets correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, and other macroeconomic factors over which we have no control. In the HVAC business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases which could impact our sales volume and profitability.

Our results of operations and financial condition could be negatively impacted by the loss of a major customer.

From time to time in the past we derived a significant portion of our sales from a limited number of customers, and such concentration may continue in the future.  In 2020, 2019, and 2018, one customer, Texas AirSystems, accounted for more than 10% of our sales.  The loss of, or significant reduction in sales to, a major customer could have a material adverse effect on our results of operations, financial condition and cash flow.  Further, the addition of new major customers in the future could increase our customer concentration risks as described above.

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

We depend on our senior leadership team and the loss of our chief executive officer or one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our officers and senior leadership team. In particular, our chief executive officer, Gary D. Fields, is critical to our vision, strategic direction, culture, and overall business success. Furthermore, Mr. Fields' extensive industry knowledge and sales-channel experience would be difficult to replace. We also rely on our senior leadership team in the areas of research and development, marketing, production, sales, and general and administrative functions. From time to time, there may be changes in our senior leadership team resulting from the hiring or departure of senior leadership team members, which could disrupt our business. While we have have a robust succession plan in place for each one of our officers and senior leadership team members, the loss of one or more could have a serious adverse effect on our business.

We do not maintain key-man insurance for Gary D. Fields or any other member of our senior leadership team. We do not have employment agreements with our officers or senior leadership team members that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time.

Operations may be affected by natural disasters, especially since most of our operations are performed at a single location.

Natural disasters such as tornadoes and ice storms, as well as accidents, acts of terror, infection, and other factors beyond our control could adversely affect our operations. Especially, as our facilities are in areas where tornadoes are likely to occur, and the majority of our operations are at our Tulsa facilities, the effects of natural disasters and other events could damage our facilities and equipment and force a temporary halt to manufacturing and other operations, and such events could consequently cause severe damage to our business. We maintain insurance against these sorts of events ($100 million of total coverage with a per occurrence deductible of $7.5 million); however, this is not guaranteed to cover all the losses and damages incurred. Furthermore, we may experience increases in our insurance premium costs in relation to these matters that may have a material adverse effect upon our business, liquidity, financial condition, or results of operations.

If we are unable to hire, develop or retain employees, it could have an adverse effect on our business.

We compete to hire new employees and then seek to train them to develop their skills. We may not be able to successfully recruit, develop, and retain the personnel we need. Unplanned turnover or failure to hire and retain a diverse, skilled workforce, could increase our operating costs and adversely affect our results of operations.

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

Risks Related to Our Brand and Product Offerings

We may not be able to compete favorably in the highly competitive HVAC business.

Competition in our various markets could cause us to reduce our prices or lose market share, which could have an adverse effect on our future financial results. Substantially all of the markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service, and price, with the relative importance of these factors varying among our product line. Other factors that affect competition in the HVAC market include the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. Moreover, new product introductions are an important factor in the market categories in which our products compete. Several of our competitors have greater financial and other resources than we have, allowing them to invest in more extensive research and development. We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may materially adversely affect our business and results of operations.

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

Risks Related to Material Sourcing and Supply

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

Risks Related to Electronic Data Processing and Digital Information

Our business is subject to the risks of interruptions by cybersecurity attacks.

We depend upon information technology infrastructure, including network, hardware and software systems to conduct our business. Despite our implementation of network and other cybersecurity  measures, our information technology system and networks could be disrupted due to technological problems, a cyber-attack, acts of terrorism, severe weather, a solar event, an electromagnetic event, a natural disaster, the age and condition of information technology assets, human error, or other reasons. To date, we have not experienced a material impact to our business or operations resulting from cyber-security or other similar information attacks, but due to the ever-evolving attack methods, as well as the increased amount and level of sophistication of these attacks, our security measures may not be adequate to protect against highly targeted sophisticated cyber-attacks, or other improper disclosures of confidential and/or sensitive information. Additionally, we may have access to confidential or other sensitive information of our customers, which, despite our efforts to protect, may be vulnerable to security breaches, theft, or other improper disclosure. Any cyber-related attack or other improper disclosure of confidential information could have a material adverse effect on our business, as well as other negative consequences, including significant damage to our reputation, litigation, regulatory actions, and increased cost. The Company maintains cyber-security insurance, however, the coverage may not be sufficient to cover all financial losses.

Risks Related to Governmental Regulation and Policies

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

We always face the possibility of new governmental regulations, policies and trade agreements which could have a substantial or even extreme negative effect on our operations and profitability. Several intrusive component part governmental regulations are in process. If these proposals become final rules, the effect would be the regulation of compressors and fans in products for which the Department of Energy does not have current authority. This could affect equipment we currently manufacture and could have an impact on our product design, operations, and profitability.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in fiscal year 2013, with initial disclosure requirements beginning in May 2014. There are costs associated with complying with these disclosure requirements, including for due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Our operations could be negatively impacted by new legislation as well as changes in regulations and trade agreements, including tariffs and taxes. Unfavorable conditions resulting from such changes could have a material adverse effect on our business, financial condition and results of operations.

We are subject to adverse changes in tax laws.

Our tax expense or benefits could be adversely affected by changes in tax provisions, unfavorable findings in tax examinations, or differing interpretations by tax authorities. We are unable to estimate the impact that current and future tax proposals and tax laws could have on our results of operations. We are currently subject to state and local tax examinations for which we do not expect any major assessments.

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

Risks Inherent to an Investment in AAON, Inc.

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

During the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting related to the appropriate policies and procedures in place to properly recognize share-based compensation for retirement eligible participants in our Long-Term Incentive Plans. For further information regarding this matter, please refer to Item 9A. Controls and Procedures in the 2019 Annual Report on Form 10-K for further information and Item 4b. Controls and Procedures in the March 31, 2020 Quarterly Report on Form 10-Q for remediation efforts in 2020. We concluded that this material weakness was remediated as of March 31, 2020.

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

We corrected certain of our previously issued consolidated financial statements, which may affect investor confidence and raise reputational issues.

As discussed in the Explanatory Note preceding Item 1, Business, in Note 2, Error Correction, and in Note 25, Quarterly Results (Unaudited), in the 2019 Annual Report on Form 10-K, we reached a determination to correct our consolidated financial statements at December 31, 2018 and for the years ended December 31, 2018 and December 31, 2017, selected financial data at and for the year ended December 31, 2016 and 2015, and each of the unaudited quarterly periods September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 31, 2018, June 30, 2018 and March 31, 2018. These corrections were presented in the 2019 Annual Report on Form 10-K. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2020, we own all of our Tulsa, Oklahoma, and Longview, Texas, facilities, consisting of approximately two million square feet of space for office, manufacturing, research and development, warehouse, assembly operations, and parts sales. We believe that our facilities are well maintained and are in good condition and suitable for the conduct of our business.

Our plant and office facilities in Tulsa, Oklahoma, consist of a 342,000 sq. ft. building (327,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue, and a 940,000 sq. ft. manufacturing/warehouse building and a 70,000 sq. ft. office building located on an approximately 79-acre tract of land across the street from the original facility (2440 South Yukon Avenue) (collectively, the “Tulsa facilities”).

Our plant and office facilities in Longview, Texas, consist of a 263,000 sq. ft. building (256,000 sq. ft. of manufacturing/warehouse space and 7,000 sq. ft. of office space) located on a 13-acre tract of land at 203-207 Gum Springs Road. In August 2019, construction began, adjacent to our current Longview, Texas facilities, on a 224,000 sq. ft. building expansion (210,000 sq. ft. of manufacturing/warehouse space and 12,000 sq. ft. of office space) located on an approximately 22-acre tract of land. The new building was completed and became operational in early 2021 and will be used for both equipment manufacturing operations and coil warehouse storage.

Our manufacturing areas are heavy industrial type buildings, with some coverage by overhead cranes, containing manufacturing equipment designed for sheet metal fabrication and metal stamping. The manufacturing equipment contained in the facilities consists primarily of automated sheet metal fabrication equipment, supplemented by presses. Assembly lines consist of cart-type and roller-type conveyor lines with variable line speed adjustment, which are motor driven. Subassembly areas and production line manning are based upon line speed.

Our operations in Parkville, Missouri, are conducted in a leased plant/office at 8500 NW River Park Drive, containing 51,000 sq. ft. We believe that the leased facility is well maintained and in good condition and suitable for the conduct of our business.

In addition to a retail parts store location at our Tulsa facilities, we also own a 13,500 sq. ft. stand alone building (7,500 sq. ft. warehouse and 6,000 sq. ft. office) which is utilized as an additional retail parts store to provide our customers more accessibly to our products. The building is on approximately one acre and is located at 9528 E 51st St in Tulsa, Oklahoma.

In 2019, we opened our new engineering research and development laboratory at the Tulsa facilities, since named the Norman Asbjornson Innovation Center. The three-story 134,000 square foot stand alone facility is both an acoustical and a performance measuring laboratory. This facility currently consists of ten test chambers, two more test chambers to be completed in first quarter 2021, allowing AAON to meet and maintain industry certifications. This facility is located West of the 940,000 sq. ft. manufacturing/warehouse building at 2425 South Yukon Avenue.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AAON”. The table below summarizes the intraday high and low reported sale prices for our common stock for the past two fiscal years. As of the close of business on February 22, 2021, there were 964 holders of record of our common stock.

Quarter Ended	High	Low

March 31, 2019	$46.69	$33.52
June 30, 2019	$52.50	$44.36
September 30, 2019	$53.27	$43.34
December 31, 2019	$51.07	$42.57

March 31, 2020	$60.00	$40.48
June 30, 2020	$59.35	$43.84
September 30, 2020	$61.24	$52.56
December 31, 2020	$69.41	$56.27

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19

The following is a summary of our share-based compensation plans as of December 31, 2020:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 2007 Long-Term Incentive Plan	214,780	$18.80	—
The 2016 Long-Term Incentive Plan	525,281	$37.18	4,228,769

Repurchases during the fourth quarter of 2020, which include repurchases from our open market, 401(k) and employee repurchase programs, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2020	48,353	$62.73	48,353	—
November 2020	50,651	64.42	50,651	—
December 2020	37,423	64.48	37,423	—
Total	136,427	$63.84	136,427	—

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return, the NASDAQ Composite and a peer group of publically traded U.S. industrial manufacturing companies in the air conditioning, ventilation, and heating exchange equipment markets from December 31, 2015 through December 31, 2020. Our peer group includes Lennox International, Inc., Trane Technologies plc (formerly Ingersoll-Rand plc), Johnson Controls International plc, and Carrier Global Corporation (formerly United Technologies Corporation). The graph assumes that $100 was invested at the close of trading December 31, 2015, with reinvestment of dividends. This table is not intended to forecast future performance of our Common Stock.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2020

300
250
200
150
100
2015
2016
2017
2018
2019
2020
AAON Inc.
NASDAQ
Peer Group (Notes 1 & 2 see below)

1On March 2, 2020, Trane Technologies PLC (formerly known as Ingersoll-Rand plc) spun off its industrial assets, which made up over 50% of the company’s sales. Thus, historical stock performance prior to the divestiture is not fully representative of the current company’s assets.

2On April 3, 2020, Carrier Global Corporation was spun off from its parent company, United Technologies Corporation. We have included Carrier's cumulative total shareholder return from April 3, 2020 through December 31, 2020 assuming $100 was invested at the close of trading on April 3, 2020.

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

	Years Ended December 31,
Results of Operations:	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Net sales	$514,551	$469,333	$433,947	$405,232	$383,977
Net income	$79,009	$53,711	$42,329	$53,830	$53,020
Earnings per share:
Basic	$1.51	$1.03	$0.81	$1.02	$1.00
Diluted	$1.49	$1.02	$0.80	$1.01	$0.99
Cash dividends declared per common share:	$0.38	$0.32	$0.32	$0.26	$0.24

	December 31,
Financial Position at End of Fiscal Year:	2020	2019	2018	2017	2016
	(in thousands)
Working capital	$161,218	$131,521	$93,167	$104,002	$102,287
Total assets	449,008	371,424	307,994	296,590	256,335
Revolving credit facility	—	—	—	—	—
New market tax credit obligation	6,363	6,320	—	—	—
Total stockholders’ equity	350,865	290,140	249,443	238,925	208,410

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data.

Description of the Company

We engineer, manufacture, market, and sell air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pump, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical, and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada.

Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The recent uncertainty of the economy has negatively impacted the commercial and industrial new construction markets. A further decline in economic activity could result in a decrease in our sales volume and profitability. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, and other macroeconomic factors over which we have no control.

We sell our products to property owners and contractors through a network of independent manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth, and the relative age of the population. When new construction is down, we emphasize the replacement market. The new construction market in 2020 continued to be unpredictable and uneven. Thus, throughout the year, we emphasized promotion of the benefits of AAON equipment to property owners in the replacement market.

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out, and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper, and aluminum. We also purchase from other manufacturers certain components, including compressors, motors, and electrical controls.

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. For the year ended December 31, 2020, the prices for copper, galvanized steel, stainless steel and aluminum increased approximately 0.6%, 12.2%, 8.5%, and 12.8%, respectively, from 2019. For the year ended December 31, 2019, the prices for copper, galvanized steel and stainless steel decreased approximately 3.2%, 5.8%, 2.3%, and 1.6%, respectively, from 2018.

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

The following are highlights of our results of operations, cash flows, and financial condition:

•In 2020, we fully realized the price increases put in place during 2019.
•We continued to become more efficient. Our gross profit percentage improved from 25.4% during the year ended in 2019 to 30.3% in 2020 despite employee absenteeism, mostly in June, related to COVID-19.
•Our warranty expense has continued to improve from 2018 through 2020.
•We honored our founder and Executive Chairman, Norman Asbjornson, with a donation to Winifred Public Schools of $1.25 million.
•With a record year, were able to reward our employees with increased profit sharing and bonuses.
•We spent $67.8 million in capital expenditures in 2020, over half of which was for our new building in Longview, Texas.
•We recognized a gain of $6.4 million from the receipt of insurance proceeds related to our roof on our Tulsa facility that sustained hail damage in the spring.
•Total cash, cash equivalents and restricted cash was $82.3 million at December 31, 2020.

Results of Operations

Units sold for years ended December 31:

	2020	2019	2018

Rooftop Units	15,713	14,448	15,273
Condensing Units	1,920	1,738	2,007
Air Handlers	2,073	2,372	2,500
Outdoor Mechanical Rooms	33	33	38
Water-Source Heat Pumps	6,492	7,716	5,334
Total Units	26,231	26,307	25,152

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Net Sales

	Years Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except unit data)
Net sales	$514,551	$469,333	$45,218	9.6%
Total units	26,231	26,307	(76)	(0.3)%

Our sales increased 9.6%, or $45.2 million mostly due to the increase in rooftop sales which increased by $51.5 million (increase of 15%). The increase in rooftop units sales was due in part to our increased sheet metal production from the additional Salvagnini machines that were placed into operation allowing increased production (1,265 units or 9% unit increase over 2019) and from price increases put in place over the last year.

Cost of Sales

	Years Ended December 31,		Percent of Sales
	2020	2019	2020	2019
	(in thousands)
Cost of sales	$358,702	$349,908	69.7%	74.6%
Gross Profit	$155,849	$119,425	30.3%	25.4%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out, and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper, and aluminum. As shown below, our average raw material prices increased during the year. However, the Company had increased its inventory levels in 2019 and early 2020 at lower prices and was able to benefit from these lower priced raw materials as the stock was consumed in 2020. The Company continues to closely monitor its raw materials prices to try and purchase quantities when there are dips in the market.  The Company improved its labor and overhead efficiencies with our new sheet metal machines that were placed into service in the last quarter of 2019 and early 2020, eliminating any bottlenecks in our sheet metal production. The Company's headcount was also down compared to 2019, resulting in a higher production output per employee.

Twelve month average raw material cost per pound as of December 31:

	2020	2019	% Change

Copper	$3.65	$3.63	0.6%
Galvanized Steel	$0.55	$0.49	12.2%
Stainless Steel	$1.41	$1.30	8.5%
Aluminum	$2.02	$1.79	12.8%

Selling, General and Administrative Expenses

	Years Ended December 31,		Percent of Sales
	2020	2019	2020	2019
	(in thousands)
Warranty	$6,621	$8,047	1.3%	1.7%
Profit Sharing	11,593	7,448	2.3%	1.6%
Salaries & Benefits	20,159	13,394	3.9%	2.9%
Stock Compensation	5,341	6,690	1.0%	1.4%
Advertising	823	818	0.2%	0.2%
Depreciation	1,999	1,524	0.4%	0.3%
Insurance	1,066	805	0.2%	0.2%
Professional Fees	2,514	2,738	0.5%	0.6%
Donations	2,115	1,137	0.4%	0.2%
Bad Debt Expense	153	91	—%	—%
Other	8,107	9,385	1.6%	2.0%
Total SG&A	$60,491	$52,077	11.8%	11.1%

The Company experienced a decrease in warranty claims paid of 15.6% in 2020. Our profit sharing expenses are up due to higher earnings. Salaries & benefits increased due to additional bonuses and employee incentives. Stock compensation was lower because the valuation of the Company-wide equity grant awarded in March 2020 was less than the grant awarded in March 2019. Donations increased due to the contribution of approximately $1.3 million to Winifred, Montana Public Schools in recognition of Norman H. Asbjornson's transition from CEO to Executive Chairman.

Income Taxes

	Years Ended December 31,		Effective Tax Rate
	2020	2019	2020	2019
	(in thousands)
Income tax provision	$22,966	$13,320	22.5%	19.9%

Upon completion of the Company's 2018 tax return in 2019, the Company recorded additional benefit due to higher than expected research and development credit of $0.6 million. Additionally in 2019, the Company determined it could take advantage of an additional 1% tax credit in Oklahoma for years in which the Company's location was deemed to be within an enterprise zone. The additional Oklahoma Credit for being in an enterprise zone, or otherwise allowable under Oklahoma law, resulted in a benefit of $1.2 million.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Net Sales

	Years Ended December 31,
	2019	2018	$ Change	% Change
	(in thousands, except unit data)
Net sales	$469,333	$433,947	$35,386	8.2%
Total units	26,307	25,152	1,155	4.6%

Most of the increase in revenues was due to our price increases in 2018 which were realized during 2019. Additionally, our parts sales and water-source heat pumps sales grew with increases of $7.0 million and $10.8 million, respectively.

Cost of Sales

	Years Ended December 31,		Percent of Sales
	2019	2018	2019	2018
	(in thousands)
Cost of sales	$349,908	$330,414	74.6%	76.1%
Gross Profit	$119,425	$103,533	25.4%	23.9%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out, and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper, and aluminum. As shown below, our average raw material prices decreased from 2018 to 2019. The Company also maintained a steady level of workforce throughout 2019.

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

The Company experienced a decrease in warranty claims paid of 13.4% in 2019. Our profit sharing expenses increased due to higher earnings. Depreciation increased due to the continued expansion of our facilities. The Company makes company wide equity grants each year that caused our increase in stock compensation. We raised our minimum wage twice during 2019 to keep our salaries consistent with market rates to help retain employees.

Income Taxes

	Years Ended December 31,		Effective Tax Rate
	2019	2018	2019	2018
	(in thousands)
Income tax provision	$13,320	$13,171	19.9%	23.7%

Upon completion of the Company's 2018 tax return in 2019, the Company recorded additional benefit due to higher than expected research and development credit of $0.6 million. Additionally in 2019, the Company determined it could take advantage of an additional 1% tax credit in Oklahoma for years in which the Company's location was deemed to be within an enterprise zone. The additional Oklahoma Credit for being in an enterprise zone, or otherwise allowable under Oklahoma law, resulted in a benefit of $1.2 million.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash and cash equivalents and increased $52.2 million from December 31, 2019 to December 31, 2020. As of December 31, 2020, we had $82.3 million in cash and cash equivalents and restricted cash.

Revolving Line of Credit - On July 26, 2018 we renewed our $30.0 million line of credit (“BOK Revolver”) with BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there was one standby letter of credit of $1.8 million as of December 31, 2020. At December 31, 2020 we have $28.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

As of December 31, 2020 and 2019, there were no outstanding balances under the revolving credit facility. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The weighted average interest rate was 2.6% and 4.3% for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, we were in compliance with all of the covenants under the BOK Revolver. We are obligated to comply with certain financial covenants under the BOK Revolver. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At December 31, 2020, our tangible net worth was $350.9 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1.

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

Our repurchase activity is as follows:

	2020			2019			2018
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	103,689	$4,987	$48.10	5,799	$200	$34.46	252,272	$8,374	$33.19
401(k)	438,921	25,073	57.12	419,963	19,386	46.16	497,753	18,472	37.11
Directors and employees	23,272	1,169	50.23	28,668	1,207	42.11	33,751	1,097	32.49
Total	565,882	$31,229	$55.19	454,430	$20,793	$45.76	783,776	$27,943	$35.65

	Inception to Date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	7,906,660	145,000	18.34
Directors and employees	2,005,201	20,751	10.35
Total	14,117,116	$240,544	$17.04

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing), and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2021 and the foreseeable future.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows used in financing activities for the years indicated.

	2020	2019	2018
	(in thousands)
Operating Activities
Net Income	$79,009	$53,711	$42,329
Income statement adjustments, net	44,793	42,440	28,513
Changes in assets and liabilities:
Accounts receivable	19,859	(13,412)	(2,832)
Income tax receivable	(3,815)	5,129	(4,448)
Inventories	(9,726)	2,557	(5,598)
Prepaid expenses and other	(2,364)	(329)	(528)
Accounts payable	(2,155)	280	(1,176)
Deferred revenue	1,010	425	412
Accrued liabilities	2,203	7,124	(1,816)
Net cash provided by operating activities	128,814	97,925	54,856
Investing Activities
Capital expenditures	(67,802)	(37,166)	(37,268)
Insurance proceeds	6,417	—	—
Cash paid for business combination	—	—	(6,377)
Purchases of investments	—	(6,000)	(16,201)
Maturities of investments and proceeds from called investments	—	6,000	25,145
Other	112	120	66
Net cash used in investing activities	(61,273)	(37,046)	(34,635)
Financing Activities
Proceeds from financing obligation, net of issuance costs	—	6,614	—
Payment related to financing costs	—	(301)	—
Stock options exercised	21,418	12,625	4,987
Repurchase of stock	(30,060)	(19,586)	(26,846)
Employee taxes paid by withholding shares	(1,169)	(1,207)	(1,097)
Cash dividends paid to stockholders	(19,815)	(16,645)	(16,728)
Net cash used in financing activities	$(29,626)	$(18,500)	$(39,684)

Cash Flows from Operating Activities

Cash flows from operating activities increased in 2020 mainly as a result of our continuing operations which capitalized on our reduced lead times and second full year of benefiting from price increases enacted during 2018 and 2019, combined with an overall decrease in the average cost of inventory raw materials purchased in 2019. For 2019, the Company saw an increase in customer prepayments and lower warranty claims that decreased our liability payments. The positive warranty downward trend continued in 2020. In 2018, the Company's cash flows were tighter due to our capital expenditures and business combination that was completed during the year.

Cash Flows from Investing Activities

Cash flows from investing activities increased in 2020 as compared to 2019 and 2018. Cash flows from investing activities are primarily affected by the timing of our capital expenditures. In November 2020, we received approximately $6.4 million from insurance proceeds which will be utilized to extend the useful life of our facility's roof in Tulsa, Oklahoma. Additionally, we paid approximately $6.4 million in 2018 related to our February 2018 business combination.

The capital expenditures for 2020 relate to the completion of our Longview facility expansion as well as the addition to and replacement of sheet metal manufacturing equipment. The capital expenditures for 2019 relate to the completion of our R&D lab and water-source heat pump lines, along with the expansion of our Longview facility. Our capital expenditure program for 2021 is estimated to be approximately $70.7 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows from Financing Activities

Cash flows from financing activities is primarily affected by the timing of stock options exercised by our employees. Cash flows from stock options exercised increased to the increase in our publically traded stock price. Additionally, we received approximately $6.6 million in net proceeds in 2019 related to the New Markets Tax Credit transaction (Note 18). We also increased our dividend per share in 2020 from $0.16 to $0.19.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments and Contractual Agreements

We had no material contractual purchase agreements as of December 31, 2020.

Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. We have concluded that the likelihood is remote that the ultimate resolution of any pending litigation or claims will be material or have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and related notes. We base our estimates, assumptions, and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material. We believe the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

Inventory Reserves – We establish a reserve for inventories based on the change in inventory requirements due to product line changes, the feasibility of using obsolete parts for upgraded part substitutions, the required parts needed for part supply sales and replacement parts, and for estimated shrinkage.

Warranty – A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. Our product warranty policy is the earlier of one year from the date of first use or 18 months from date of shipment for parts only; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and ten years on gas-fired heat exchangers in our historical RL products (if applicable). Our warranty policy for the RQ series covers parts for two years from date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of installation. Warranty expense is estimated based on the warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue.

Due to the absence of warranty history on new products, an additional provision may be made for such products. Our estimated future warranty cost is subject to adjustment from time to time depending on changes in actual warranty trends and cost experience. Should actual claim rates differ from our estimates, revisions to the estimated product warranty liability would be required.

Share-Based Compensation – We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock awards, based on their fair values at the time of grant. Compensation expense is recognized on a straight-line basis over the service period of the related share-based compensation award. Forfeitures are accounted for as they occur. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option valuation model requires the input of subjective assumptions such as: the expected volatility, the expected term of the options granted, expected dividend yield and the risk-free rate. The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740). The ASU includes simplification of accounting for income taxes for franchise taxes, step up in tax basis for goodwill as part of a business combination and interim reporting of enacted changes in tax laws. The ASU is effective for the Company beginning after December 15, 2020. We do not expect ASU 2019-12 will have a material effect on our consolidated financial statements and notes thereto.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Inventory – manual inventory adjustments

As described in Note 2 to the Company’s financial statements, the Company reports inventory using the first in, first out (“FIFO”) method, which involves manual adjustments recorded to the general ledger such as inventory variance, inventory allowance and labor and overhead adjustments, which had the potential to be larger or require more judgement during the year ended December 31, 2020, where the Company experienced changes in the prices of certain raw materials due to the COVID-19 pandemic. These manual adjustments have been identified as a critical audit matter.

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

Tulsa, Oklahoma
February 25, 2021

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2020	2019
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$79,025	$26,797
Restricted cash	3,263	17,576
Accounts receivable, net of allowance for credit losses of $506 and $353, respectively	47,387	67,399
Income tax receivable	4,587	772
Note receivable	31	29
Inventories, net	82,219	73,601
Prepaid expenses and other	3,739	1,375
Total current assets	220,251	187,549
Property, plant and equipment:
Land	4,072	3,274
Buildings	122,171	101,113
Machinery and equipment	281,266	236,087
Furniture and fixtures	18,956	16,862
Total property, plant and equipment	426,465	357,336
Less: Accumulated depreciation	203,125	179,242
Property, plant and equipment, net	223,340	178,094
Intangible assets, net	38	272
Goodwill	3,229	3,229
Right of use assets	1,571	1,683
Note receivable, long-term	579	597
Total assets	$449,008	$371,424

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	12,447	11,759
Accrued liabilities	46,586	44,269
Total current liabilities	59,033	56,028
Deferred tax liabilities	28,324	15,297
Other long-term liabilities	4,423	3,639
New market tax credit obligation (a)	6,363	6,320
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,224,767 and 52,078,515 issued and outstanding at December 31, 2020 and 2019, respectively	209	208
Additional paid-in capital	5,161	3,631
Retained earnings	345,495	286,301
Total stockholders’ equity	350,865	290,140
Total liabilities and stockholders’ equity	$449,008	$371,424
(a) Held by variable interest entities (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share data)
Net sales	$514,551	$469,333	$433,947
Cost of sales	358,702	349,908	330,414
Gross profit	155,849	119,425	103,533
Selling, general and administrative expenses	60,491	52,077	48,194
(Gain) loss on disposal of assets and insurance recoveries	(6,478)	337	(12)
Income from operations	101,836	67,011	55,351
Interest income, net	88	66	196
Other (expense) income, net	51	(46)	(47)
Income before taxes	101,975	67,031	55,500
Income tax provision	22,966	13,320	13,171
Net income	$79,009	$53,711	$42,329
Earnings per share:
Basic	$1.51	$1.03	$0.81
Diluted	$1.49	$1.02	$0.80
Cash dividends declared per common share:	$0.38	$0.32	$0.32
Weighted average shares outstanding:
Basic	52,168,679	52,079,865	52,284,616
Diluted	53,061,169	52,635,415	52,667,939

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2017	52,422	$210	$—	$238,715	$238,925
Net income	—	—	—	42,329	42,329
Stock options exercised and restricted	353	1	4,986	—	4,987
stock awards granted
Share-based compensation	—	—	7,862	—	7,862
Stock repurchased and retired	(784)	(3)	(12,848)	(15,092)	(27,943)
Dividends	—	—	—	(16,717)	(16,717)
Balance at December 31, 2018	51,991	208	—	249,235	249,443
Net income	—	—	—	53,711	53,711
Stock options exercised and restricted	542	2	12,623	—	12,625
stock awards granted
Share-based compensation	—	—	11,799	—	11,799
Stock repurchased and retired	(454)	(2)	(20,791)	—	(20,793)
Dividends	—	—	—	(16,645)	(16,645)
Balance at December 31, 2019	52,079	208	3,631	286,301	290,140
Net income	—	—	—	79,009	79,009
Stock options exercised and restricted	712	3	21,415	—	21,418
stock awards granted
Share-based compensation	—	—	11,342	—	11,342
Stock repurchased and retired	(566)	(2)	(31,227)	—	(31,229)
Dividends	—	—	—	(19,815)	(19,815)
Balance at December 31, 2020	52,225	$209	$5,161	$345,495	$350,865

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2020	2019	2018
Operating Activities	(in thousands)
Net income	$79,009	$53,711	$42,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,634	22,766	17,655
Amortization of bond premiums	—	—	13
Amortization of debt issuance costs	43	7	—
Provision for credit losses on accounts receivable, net of adjustments	153	91	174
Provision for excess and obsolete inventories	1,108	1,454	152
Share-based compensation	11,342	11,799	7,862
(Gain) loss on disposition of assets	(6,478)	337	(12)
Foreign currency transaction (gain) loss	(12)	(27)	55
Interest income on note receivable	(24)	(25)	(27)
Deferred income taxes	13,027	6,038	2,641
Changes in assets and liabilities:
Accounts receivable	19,859	(13,412)	(2,832)
Income tax receivable	(3,815)	5,129	(4,448)
Inventories	(9,726)	2,557	(5,598)
Prepaid expenses and other	(2,364)	(329)	(528)
Accounts payable	(2,155)	280	(1,176)
Deferred revenue	1,010	425	412
Accrued liabilities and donations	2,203	7,124	(1,816)
Net cash provided by operating activities	128,814	97,925	54,856
Investing Activities
Capital expenditures	(67,802)	(37,166)	(37,268)
Cash paid in business combination	—	—	(6,377)
Proceeds from sale of property, plant and equipment	60	69	13
Insurance proceeds	6,417	—	—
Investment in certificates of deposits	—	(6,000)	(7,200)
Maturities of certificates of deposits	—	6,000	10,080
Purchases of investments held to maturity	—	—	(9,001)
Maturities of investments held to maturity	—	—	14,570
Proceeds from called investments	—	—	495
Principal payments from note receivable	52	51	53
Net cash used in investing activities	(61,273)	(37,046)	(34,635)
Financing Activities
Proceeds from financing obligation, net of issuance costs	—	6,614	—
Payment related to financing costs	—	(301)	—
Stock options exercised	21,418	12,625	4,987
Repurchase of stock	(30,060)	(19,586)	(26,846)
Employee taxes paid by withholding shares	(1,169)	(1,207)	(1,097)
Dividends paid to stockholders	(19,815)	(16,645)	(16,728)
Net cash used in financing activities	(29,626)	(18,500)	(39,684)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,915	42,379	(19,463)
Cash, cash equivalents and restricted cash, beginning of year	44,373	1,994	21,457
Cash, cash equivalents and restricted cash, end of year	$82,288	$44,373	$1,994

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

1.  Business Description

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation and AAON Coil Products, Inc., a Texas corporation (collectively, the “Company”). The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries.

We are engaged in the engineering, manufacturing, marketing and sale of air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls.

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

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for higher employee absenteeism in our manufacturing facilities. We had continuous operations during the year ended December 31, 2020 except for a planned (unrelated to COVID-19) shut down at out Tulsa, OK facility during the last week of December 2020. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments. The Company utilizes sanitation stations, requires the use of a facial covering when unable to socially distance, performs daily temperature scanning, and performs additional cleaning and sanitation throughout the day and deep cleaning overnight. The Company did see significant employee absenteeism in the latter part of June 2020. These unexpected employee absences resulted in reduced shipments and longer lead times in the second quarter 2020. During the third quarter and fourth quarter 2020, employee attendance levels were stronger than previously anticipated. Additionally, our work force has adapted well to school and childcare related issues. Furthermore, COVID-19 has had no significant impact on our planned cash outflow for raw materials, dividend payments, or capital expenditure including our Longview, Texas expansion project.

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, increased employee absenteeism and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business.

Although these disruptions and costs are expected to be temporary, there is significant uncertainty around the duration and overall impact to our business operations. We are continually monitoring the progression of the pandemic and its potential effect on our financial position, results of operations and cash flows.

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

Restricted Cash

Restricted cash held at December 31, 2020 consist of bank deposits and highly liquid, interest-bearing money market funds held for the purpose of the Company's qualified New Markets Tax Credit program (Note 18) to benefit an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations.

The Company’s restricted cash is held in a financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.

Certificates of Deposit

We held no certificates of deposit at December 31, 2020 and 2019.

Investments Held to Maturity

At December 31, 2020 and 2019, we held no investments. We record the amortized cost basis and accrued interest of the corporate notes and bonds in the Consolidated Balance Sheets. We record the interest and amortization of bond premium to interest income in the Consolidated Statements of Income.

Accounts and Note Receivable

We adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), as amended, as of January 1, 2020. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected, which would include accounts receivable. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The adoption of this ASU did not have a material effect on our financial statements.

Accounts and note receivable are stated at amounts due from customers, net of an allowance for credit losses. We generally do not require that our customers provide collateral. The Company determines its allowance for credit losses by considering a number of factors, including the credit risk of specific customers, the customer’s ability to pay current obligations, historical trends, economic and market conditions, and the age of the receivable. Accounts are considered past due when the balance has been outstanding for ninety days past negotiated credit terms. Past due accounts are generally written-off against the allowance for credit losses only after all collection attempts have been exhausted.

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 2%, 3%, and 3% of revenues for the years ended December 31, 2020, 2019, and 2018, respectively.

One customer, Texas AirSystems LLC, accounted for more than 10% of our sales during 2020, 2019, and 2018.  No other customer accounted for more than 10% of our sales during 2020, 2019, and 2018. Two customers, Texas AirSystems LLC and Johnson Borrow Inc., accounted for more than 10% of our accounts receivable balance at December 31, 2020. One customer, Texas AirSystems LLC, accounted for more than 10% of our accounts receivable balance at December 31, 2019. No single customer accounted for more than 15% of our sales during 2020, 2019, and 2018 or more than 15% of our accounts receivable balance at December 31, 2020 and 2019.

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

On April 22, 2020, our plant and office facilities in Tulsa, Oklahoma experienced hail related weather damage and we filed a property insurance claim which carried a $500,000 deductible. We did not experience any significant structural damage or any operational interruption as a result of this weather event. In November 2020, we reached a final settlement with our insurance carrier, resulting in a net cumulative gain of $6.4 million, which is included in the Consolidated Statements of Income. The received proceeds will be used in future periods to make improvements to the current roof at our plant and office facilities in Tulsa, Oklahoma to extend the overall useful life.

Business Combinations

We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values.

Fair Value Financial Instruments and Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of the items. The carrying amount of the Company’s revolving line of credit, and other payables, approximate their fair values either due to their short term nature, the variable rates associated with the debt or based on current rates offered to the Company for debt with similar characteristics.

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

Intangible Assets

Our intangible assets include various trademarks, service marks, and technical knowledge acquired in our February 2018 business combination (Note 4). We amortize our intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at December 31, 2020 is deductible for income tax purposes.

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

We performed a qualitative assessment as of December 31, 2020 to determine whether it was more likely than not that the fair value of the reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of the reporting unit was more likely than not greater than the carrying value of the reporting unit.

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

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2020, 2019, and 2018 research and development costs amounted to approximately $17.4 million, $14.8 million, and $13.5 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2020, 2019, and 2018 was approximately $0.8 million, $0.8 million, and $0.8 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2020, 2019, and 2018 shipping and handling fees amounted to approximately $14.3 million, $14.4 million, and $12.6 million, respectively.

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

We are responsible for billings and collections resulting from all sales transactions, including those initiated by our independent manufacturer representatives (“Representatives”). Representatives are national companies that are in the business of providing heating, ventilation, and air conditioning (“HVAC”) units and other related products and services to customers. The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order. These additional products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”). All are associated with the purchase of a HVAC unit but may be provided by the Representative or another third party. Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order. We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. The Company is considered the principal for the equipment we design and manufacture and records that revenue gross. The Company has no control over the Third Party Products to the end customer and the Company is under no obligation related to the Third Party Products. Amounts related to Third Party Products are not recognized as revenue but are recorded as a liability and are included in accrued liabilities on the consolidated balance sheet.

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our representatives was $50.0 million, $46.1 million, and $47.8 million for each of the years ended December 31, 2020, 2019, and 2018, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position, and cash flows. We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis. The most significant estimates include, but are not limited to, the allowance for credit losses, inventory reserves, warranty accrual, workers compensation accrual, medical insurance accrual, share-based compensation, and income taxes. Actual results could differ materially from those estimates.

3. Revenue Recognition

Disaggregated net sales by major source:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Rooftop Units	$400,946	$349,427	$333,105
Condensing Units	21,149	18,475	18,282
Air Handlers	23,931	24,265	21,905
Outdoor Mechanical Rooms	2,842	1,643	2,408
Water-Source Heat Pumps	19,053	25,447	14,660
Part Sales	32,561	33,331	26,732
Other	14,069	16,745	16,855
Net Sales	$514,551	$469,333	$433,947

Other sales include freight, extended warranties and miscellaneous revenue.

Disaggregated units sold by major source:

	Years Ended December 31,
	2020	2019	2018
Rooftop Units	15,713	14,448	15,273
Condensing Units	1,920	1,738	2,007
Air Handlers	2,073	2,372	2,500
Outdoor Mechanical Rooms	33	33	38
Water-Source Heat Pumps	6,492	7,716	5,334
Total Units	26,231	26,307	25,152

4. Business Combination

On February 28, 2018, we closed on the purchase of substantially all of the assets of WattMaster Controls, Inc. (“WattMaster”). The assets acquired consisted primarily of intellectual property, receivables, inventory, and fixed assets. The Company also hired substantially all of the WattMaster employees. These assets and workforce will allow us to accelerate the development of our own electronic controllers for air distribution systems.  We funded the business combination with available cash of $6.0 million. In May 2018, we paid the final working capital settlement of $0.4 million with available cash. We have included the results of WattMaster’s operations in our consolidated financial statements beginning March 1, 2018.

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

Adoption of the new standard resulted in the recording of additional lease right of use assets and lease liabilities of approximately $1.8 million as of January 1, 2019, which mostly relates to the multi-year facility lease assumed in the 2018 WattMaster acquisition (Note 4). The cumulative-effect adjustment to the opening balance was immaterial to the consolidated financial statements as a whole. The standard did not materially impact our consolidated net earnings or cash flows. As of December 31, 2020, our right of use assets and lease liabilities are approximately $1.6 million.

6. Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	December 31,
	2020	2019
	(in thousands)
Accounts receivable	$47,893	$67,752
Less: Allowance for credit losses	(506)	(353)
Total, net	$47,387	$67,399

	Years Ended December 31,
	2020	2019	2018
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$353	$264	$119
Provisions (recoveries) for expected credit losses, net of adjustments	153	91	174
Accounts receivable written off, net of recoveries	—	(2)	(29)
Balance, end of period	$506	$353	$264

7. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2020	2019
	(in thousands)
Raw materials	$76,238	$68,842
Work in process	2,088	1,825
Finished goods	7,154	5,578
	85,480	76,245
Less: Allowance for excess and obsolete inventories	(3,261)	(2,644)
Total, net	$82,219	$73,601

	Years Ended December 31,
	2020	2019	2018
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$2,644	$1,210	$1,118
Provisions for excess and obsolete inventories	1,108	1,454	152
Inventories written off	(491)	(20)	(60)
Balance, end of period	$3,261	$2,644	$1,210

8. Intangible Assets

Our intangible assets consist of the following:

	December 31,
	2020	2019
	(in thousands)
Intellectual property	$700	$700
Less: Accumulated amortization	(662)	(428)
Total, net	$38	$272

Amortization expense recorded in cost of sales is as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Amortization expense	$234	$234	$194

9.  Note Receivable

In connection with the closure of our Canadian facility on May 18, 2009, we sold land and a building in September 2010 and assumed a note receivable from the borrower secured by the property. The C$1.1 million, 15 year note has an interest rate of 4.0% and is payable to us monthly, and has a C$0.6 million balloon payment due in October 2025. Interest payments are recognized in interest income.

We evaluate the note for impairment on a quarterly basis. We determine the note receivable to be impaired if we are uncertain of its collectability based on the contractual terms. At December 31, 2020 and 2019, there was no impairment.

10.  Supplemental Cash Flow Information

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$6
Income taxes paid, net	13,754	2,172	14,979
Non-cash investing and financing activities:
Non-cash capital expenditures	2,843	863	481

11. Warranties

The Company has warranties with various terms from 18 months for parts to 25 years for certain heat exchangers. The Company has an obligation to replace parts if conditions under the warranty are met. A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products, and any known identifiable warranty issues.

Changes in the warranty accrual are as follows:

	Years Ended December 31,
	2020	2019	2018
Warranty accrual:	(in thousands)
Balance, beginning of period	$12,652	$11,421	$10,483
Payments made	(5,751)	(6,816)	(7,869)
Provisions	6,621	8,047	9,669
Change in estimate	—	—	(862)
Balance, end of period	$13,522	$12,652	$11,421

Warranty expense:	$6,621	$8,047	$8,807

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

12. Accrued Liabilities

At December 31, accrued liabilities were comprised of the following:

	December 31,
	2020	2019
	(in thousands)
Warranty	$13,522	$12,652
Due to representatives	8,296	11,538
Payroll	8,155	5,058
Profit sharing	2,902	1,721
Workers' compensation	594	522
Medical self-insurance	1,546	707
Customer prepayments	5,067	4,627
Donations	570	354
Employee vacation time	3,321	3,804
Other	2,613	3,286
Total	$46,586	$44,269

13. Revolving Credit Facility

Our revolving credit facility (“BOK Revolver”), as amended, provides for maximum borrowings of $30.0 million which is provided by BOKF, NA dba Bank of Oklahoma (“Bank of Oklahoma”). Under the line of credit, there was one standby letter of credit totaling $1.8 million as of December 31, 2020. Borrowings available under the revolving credit facility at December 31, 2020, were $28.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. As of December 31, 2020 and 2019, we had no balance outstanding under our revolving credit facility. The revolving credit facility expires on July 26, 2021. At December 31, 2020 and 2019, the weighted average interest rate of our revolving credit facility was 2.6% and 4.3%, respectively.

At December 31, 2020, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At December 31, 2020 our tangible net worth was $350.9 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0, which meets the requirement of not being above 2 to 1.

14.  Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Current	$9,939	$7,282	$10,530
Deferred	13,027	6,038	2,641
Total	$22,966	$13,320	$13,171

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018

Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.3%	5.2%	6.0%
Excess tax benefits	(3.2)%	(2.6)%	(2.0)%
Return to provision	0.1%	(1.4)%	—%
Oklahoma amended tax returns	—%	(1.3)%	—%
Other	(0.7)%	(0.9)%	(1.0)%
	22.5%	20.0%	24.0%

Upon completion of the Company's 2018 tax return in 2019, the Company recorded additional benefit due to higher than expected research and development credit of $0.6 million. Additionally in 2019, the Company determined it could take advantage of an additional 1% tax credit in Oklahoma for years in which the Company's location was deemed to be within an enterprise zone. The additional Oklahoma credit for being in an enterprise zone, or otherwise allowable under Oklahoma law, resulted in a benefit of $1.2 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred income tax assets (liabilities):
Accounts receivable and inventory reserves	$1,052	$835
Warranty accrual	3,776	3,523
Other accruals	747	1,919
Share-based compensation	4,102	3,906
Donations	297	194
Other, net	2,457	2,140
Total deferred income tax assets	12,431	12,517
Property & equipment	(40,755)	(27,814)
Total deferred income tax liabilities	$(40,755)	$(27,814)
Net deferred income tax liabilities	$(28,324)	$(15,297)

We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. examinations for tax years 2017 to present, and to non-U.S. income tax examinations for the tax years 2016 to present. In addition, we are subject to state and local income tax examinations for tax years 2016 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

15.  Share-Based Compensation

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (as amended, “LTIP”) which provided an additional 3.3 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards, in addition to the shares from the previous plan, the 1992 Plan. Since inception of the LTIP, non-qualified stock options and restricted stock awards have been granted with a five year vesting schedule. Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan (as amended, “2016 Plan”) which provides for approximately 8.9 million shares, comprised of 3.4 million new shares provided for under the 2016 Plan, approximately 0.4 million shares that were available for issuance under the previous LTIP that are now authorized for issuance under the 2016 Plan, approximately 2.6 million shares that were approved by the stockholders on May 15, 2018, and an additional 2.5 million shares that were approved by the stockholders on May 12, 2020.

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

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2020, 2019, and 2018 using a Black Scholes-Merton Model:

	2020	2019	2018

Director and Officers:
Expected dividend yield	$0.33	$0.32	$0.26
Expected volatility	31.63%	29.54%	29.73%
Risk-free interest rate	0.64%	2.40%	2.20%
Expected life (in years)	5.00	5.00	5.00
Employees:
Expected dividend yield	$0.32	$0.32	$0.26
Expected volatility	31.39%	29.54%	29.82%
Risk-free interest rate	0.67%	2.38%	2.51%
Expected life (in years)	5.00	5.00	5.00

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

The following is a summary of stock options vested and exercisable as of December 31, 2020:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$7.18 - 36.95	543,646	5.33	$28.33	$20,820
$37.00 - 40.87	1,978	7.09	38.50	56
$41.37 - 66.98	194,697	7.87	41.59	4,875
Total	740,321	6.00	$31.85	$25,751

The following is a summary of stock options vested and exercisable as of December 31, 2019:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$7.18 - 34.10	451,077	5.44	$23.47	$11,702
$34.15 - 40.87	86,122	7.82	36.33	1,126
$41.37 - 50.68	1,750	1.81	41.59	14
Total	538,949	5.81	$21.58	$12,842

The following is a summary of stock options vested and exercisable as of December 31, 2018:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$5.67 - 32.80	456,223	5.72	$20.25	$6,757
$32.85 - 34.10	42,552	7.47	33.95	47
$34.15 - 42.94	17,202	8.30	35.19	7
Total	515,977	5.95	$21.88	$6,811

A summary of option activity under the plans is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2019	3,627,047	$36.32
Granted	1,053,302	45.13
Exercised	(644,850)	33.21
Forfeited or Expired	(282,554)	40.64
Outstanding at December 31, 2020	3,752,945	$39.00
Exercisable at December 31, 2020	740,321	$31.85

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2020 is $20.8 million and is expected to be recognized over a weighted-average period of 2.96 years.

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $15.5 million, $8.1 million, and $5.4 million, respectively. The cash received from options exercised during the year ended December 31, 2020, 2019, and 2018 was $21.4 million, $12.6 million, and $5.0 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2019	267,484	$34.42
Granted	76,148	43.54
Vested	(110,075)	32.55
Forfeited	(8,866)	39.72
Unvested at December 31, 2020	224,691	$38.22

At December 31, 2020, unrecognized compensation cost related to unvested restricted stock awards was approximately $4.7 million which is expected to be recognized over a weighted average period of 2.70 years.

A summary of share-based compensation is as follows for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Grant date fair value of awards during the period:	(in thousands)
Options	$12,615	$20,442	$12,932
Restricted stock	3,316	4,631	3,609
Total	$15,931	$25,073	$16,541

	2020	2019	2018
Share-based compensation expense:	(in thousands)
Options	$8,312	$9,145	$5,344
Restricted stock	3,030	2,654	2,518
Total	$11,342	$11,799	$7,862

	2020	2019	2018
Income tax benefit related to share-based compensation:	(in thousands)
Options	$2,698	$1,197	$980
Restricted stock	519	575	353
Total	$3,217	$1,772	$1,333

16. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses for the years ended 2020, 2019, and 2018.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$9,091	$7,034	$8,127

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

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Profit sharing bonus plan expense	$11,593	$7,448	$6,165

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

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Medical claim payments	$9,060	$5,898	$5,915
Health saving account payments	3,476	3,265	2,948

17.  Stockholders’ Equity

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

Our repurchase activity is as follows:

	2020			2019			2018
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	103,689	$4,987	$48.10	5,799	$200	$34.46	252,272	$8,374	$33.19
401(k)	438,921	25,073	57.12	419,963	19,386	46.16	497,753	18,472	37.11
Directors & employees	23,272	1,169	50.23	28,668	1,207	42.11	33,751	1,097	32.49
Total	565,882	$31,229	$55.19	454,430	$20,793	$45.76	783,776	$27,943	$35.65

	Inception to Date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	7,906,660	145,000	18.34
Directors & employees	2,005,201	20,751	10.35
Total	14,117,116	$240,544	$17.04

Dividends

At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 18, 2018	June 8, 2018	July 6, 2018	$0.16
November 8, 2018	November 29, 2018	December 20, 2018	$0.16
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19

We paid cash dividends of $19.8 million, $16.6 million, and $16.7 million in 2020, 2019, and 2018, respectively.

18.  New Markets Tax Credit

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

19.  Commitments and Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. We have concluded that the likelihood is remote that the ultimate resolution of any pending litigation or claims will be material or have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of December 31, 2020.

20. New Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740). The ASU includes simplification of accounting for income taxes for franchise taxes, step up in tax basis for goodwill as part of a business combination and interim reporting of enacted changes in tax laws. The ASU is effective for the Company beginning after December 15, 2020. We do not expect ASU 2019-12 will have a material effect on our consolidated financial statements and notes thereto.

21. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	2020	2019	2018
Numerator:	(in thousands, except share and per share data)
Net income	$79,009	$53,711	$42,329
Denominator:
Basic weighted average shares	52,168,679	52,079,865	52,284,616
Effect of dilutive stock options and restricted stock	892,490	555,550	383,323
Diluted weighted average shares	53,061,169	52,635,415	52,667,939
Earnings per share:
Basic	$1.51	$1.03	$0.81
Dilutive	$1.49	$1.02	$0.80
Anti-dilutive shares:
Shares	364,787	1,868,087	1,920,313

22.  Related Parties

The Company purchases some supplies from an entity controlled by the Company’s Executive Chairman. The Company sometimes makes sales to the Executive Chairman for parts. Additionally, the Company sells units to an entity owned by a member of the CEO/President's immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products.

Following is a summary of transactions and balances with affiliates:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Sales to affiliates	$3,475	$886	$1,442
Payments to affiliates	256	332	342

		December 31,
		2020	2019
		(in thousands)
Due from affiliates		$342	$22
Due to affiliates		—	2

23.  Subsequent Events

Subsequent to December 31, 2020 and through February 22, 2021, the Company repurchased 9,172 shares for $0.6 million from employees for payment of statutory tax withholdings on stock transactions and 41,712 shares for $3.0 million from our 401(k) savings and investment plan.

24.  Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2020
Net sales	$137,483	$125,596	$134,772	$116,700
Gross profit	42,947	38,131	40,848	33,923
Net income	21,853	17,804	20,460	18,892	[1]
Earnings per share:
Basic	$0.42	$0.34	$0.39	$0.36	[1]
Diluted	$0.41	$0.34	$0.38	$0.35	[1]

2019
Net sales	$113,822	$119,437	$113,500	$122,574
Gross profit	25,430	30,204	27,410	36,381
Net income	8,757	13,391	14,290	17,273
Earnings per share:
Basic	$0.17	$0.26	$0.27	$0.33
Diluted	$0.17	$0.26	$0.26	$0.33

[1]The Company had a gain of $4.1 million, net of profit sharing and taxes, associated with insurance proceeds (Note 2) related to a damaged roof incurred by adverse weather earlier in the year, which impacted our basic and diluted EPS by $0.08.

25. Segments

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

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Sales
Units	$480,629	$434,283	$406,331
Parts - External	34,577	35,424	28,456
Parts - Inter-segment	24,236	28,053	29,385
Other	(655)	(374)	(840)
Eliminations	(24,236)	(28,053)	(29,385)
Net sales	$514,551	$469,333	$433,947

Gross Profit
Units	$164,048	$121,878	$108,214
Parts - External	15,592	17,301	13,215
Parts - Inter-segment	(1,461)	985	865
Other	(23,791)	(19,754)	(17,896)
Eliminations	1,461	(985)	(865)
Gross profit	$155,849	$119,425	$103,533

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020.

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at December 31, 2020 at the reasonable assurance level.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Based on our assessment, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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
February 25, 2021

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 11, 2021.

Code of Ethics

We adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or persons performing similar functions, as well as other employees and directors. Our code of ethics can be found on our website at www.aaon.com. We will also provide any person without charge, upon request, a copy of such code of ethics. Requests may be directed to AAON, Inc., 2425 South Yukon Avenue, Tulsa, Oklahoma 74107, attention Scott M. Asbjornson, or by calling (918) 382-6242.

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 11, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 11, 2021.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item  407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of stockholders scheduled to be held May 11, 2021.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2020, 2019, or 2018.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 11, 2021.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (ii)
		(B)	Amended and Restated Bylaws (i)

	(4)	(A)	Third Restated Revolving Credit and Term Loan Agreement and related documents (iii)

		(A-1)	Amendment Thirteen (October 24, 2019) to Third Restated Revolving Credit Loan Agreement (iv)
	(4.16)		Description of Securities

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (vi)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (vii)

	(10.3)		AAON, Inc. 2016 Long-Term Incentive Plan (v)

	(21)		List of Subsidiaries (vii)

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(101)	(INS)	Inline XBRL Instance Document

	(101)	(SCH)	Inline XBRL Taxonomy Extension Schema

	(101)	(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

	(101)	(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

	(101)	(LAB)	Inline XBRL Taxonomy Extension Label Linkbase

	(101)	(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

	(104)		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

	(i)		Incorporated herein by reference to the exhibits to our Form S-18 Registration Statement No. 33-18336-LA.

	(ii)		Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

	(iii)		Incorporated herein by reference to exhibit to our Form 8-K dated July 30, 2004.

	(iv)		Incorporated herein by reference to exhibit to our Form 8-K dated July 27, 2016.

(v)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-212863 dated August 2, 2016, our Form S-8 Registration Statement No. 333-226512 dated August 2, 2018, and our Form S-8 Registration Statement No. 333-241538 dated August 6, 2020.

(vi)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 333-52824.

(vii)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915, Form S-8 Registration Statement No. 333-207737, and to our Form 8-K dated May 21, 2014.

(viii)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	February 25, 2021	By:	/s/ Gary D. Fields
Gary D. Fields, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 25, 2021	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer, President, and Director (principal executive officer)

Dated:	February 25, 2021	/s/ Scott M. Asbjornson
Scott M. Asbjornson Chief Financial Officer (principal financial officer)

Dated:	February 25, 2021	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Accounting Officer (principal accounting officer)

Dated:	February 25, 2021	/s/ Norman H. Asbjornson
Norman H. Asbjornson Executive Chairman and Director

Dated:	February 25, 2021	/s/ Angela E. Kouplen
Angela E. Kouplen Director

Dated:	February 25, 2021	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated:	February 25, 2021	/s/ Caron A. Lawhorn
Caron A. Lawhorn Director

Dated:	February 25, 2021	/s/ Stephen O. LeClair
Stephen O. LeClair Director

Dated:	February 25, 2021	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 25, 2021	/s/ Luke A. Bomer
Luke A. Bomer Secretary