Form 10-Q
period 2021-03-31
AAON, INC.
filed 2021-05-06
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

As of May 3, 2021, registrant had outstanding a total of 52,435,167 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2021	December 31, 2020
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$97,047	$79,025
Restricted cash	725	3,263
Accounts receivable, net of allowance for credit losses of $493 and $506, respectively	52,579	47,387
Income tax receivable	7,353	4,587
Note receivable	32	31
Inventories, net	84,040	82,219
Prepaid expenses and other	3,631	3,739
Total current assets	245,407	220,251
Property, plant and equipment:
Land	4,109	4,072
Buildings	126,090	122,171
Machinery and equipment	292,961	281,266
Furniture and fixtures	19,971	18,956
Total property, plant and equipment	443,131	426,465
Less: Accumulated depreciation	210,483	203,125
Property, plant and equipment, net	232,648	223,340
Goodwill and intangible assets, net	3,229	3,267
Right of use assets	1,522	1,571
Note receivable	578	579
Total assets	$483,384	$449,008

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,615	$12,447
Accrued liabilities	49,064	46,586
Total current liabilities	66,679	59,033
Deferred tax liabilities	32,982	28,324
Other long-term liabilities	4,312	4,423
New market tax credit obligation (a)	6,373	6,363
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,423,579 and 52,224,767 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	210	209
Additional paid-in capital	10,957	5,161
Retained earnings	361,871	345,495
Total stockholders' equity	373,038	350,865
Total liabilities and stockholders' equity	$483,384	$449,008
(a) Held by variable interest entities (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Net sales	$115,788	$137,483
Cost of sales	82,631	94,536
Gross profit	33,157	42,947
Selling, general and administrative expenses	14,696	15,214
(Gain) loss on disposal of assets	—	(62)
Income from operations	18,461	27,795
Interest income, net	3	61
Other income (expense), net	17	(27)
Income before taxes	18,481	27,829
Income tax provision	2,105	5,976
Net income	$16,376	$21,853
Earnings per share:
Basic	$0.31	$0.42
Diluted	$0.30	$0.41
Weighted average shares outstanding:
Basic	52,293,464	52,071,839
Diluted	53,814,644	52,871,419

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2020	52,225	$209	$5,161	$345,495	$350,865
Net income	—	—	—	16,376	16,376
Stock options exercised and restricted	286	2	9,436	—	9,438
stock awards granted
Share-based compensation	—	—	2,761	—	2,761
Stock repurchased and retired	(87)	(1)	(6,401)	—	(6,402)
Balances at March 31, 2021	52,424	$210	$10,957	$361,871	$373,038

	Three Months Ended March 31, 2020
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2019	52,079	$208	$3,631	$286,301	290,140
Net income	—	—	—	21,853	21,853
Stock options exercised and restricted	212	1	4,496	—	4,497
stock awards granted
Share-based compensation	—	—	2,351	—	2,351
Stock repurchased and retired	(247)	(1)	(10,478)	(2,039)	(12,518)
Balances at March 31, 2020	52,044	$208	$—	$306,115	$306,323

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2021	2020
Operating Activities	(in thousands)
Net income	$16,376	$21,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,398	6,002
Amortization of debt issuance cost	10	10
(Recovery of) provision for credit losses on accounts receivable, net of adjustments	(13)	294
Provision for excess and obsolete inventories	(194)	(274)
Share-based compensation	2,761	2,351
(Gain) loss on disposition of assets	—	(62)
Foreign currency transaction (gain) loss	(8)	51
Interest income on note receivable	(6)	(6)
Deferred income taxes	4,658	(167)
Changes in assets and liabilities:
Accounts receivable	(5,179)	(2,789)
Income taxes	(2,766)	772
Inventories	(1,627)	1,020
Prepaid expenses and other	108	(670)
Accounts payable	4,904	2,742
Deferred revenue	2,358	229
Accrued liabilities	58	6,241
Net cash provided by operating activities	28,838	37,597
Investing Activities
Capital expenditures	(16,404)	(21,877)
Proceeds from sale of property, plant and equipment	—	61
Principal payments from note receivable	14	12
Net cash used in investing activities	(16,390)	(21,804)
Financing Activities
Stock options exercised	9,438	4,497
Repurchase of stock	(5,185)	(11,565)
Employee taxes paid by withholding shares	(1,217)	(953)
Net cash provided by (used in) financing activities	3,036	(8,021)
Net increase in cash, cash equivalents and restricted cash	15,484	7,772
Cash, cash equivalents and restricted cash, beginning of period	82,288	44,373
Cash, cash equivalents and restricted cash, end of period	$97,772	$52,145

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

Our financial statements consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of two variable interest entities ("VIEs") (Note 14) that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.

These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2020 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. All intercompany balances and transactions have been eliminated in consolidation.

We are engaged in the engineering, manufacturing, marketing, and sale of air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls.

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

Impact of February 2021 Weather

In February 2021, record-breaking winter storms affected Oklahoma and Texas, causing sustained below freezing temperatures, hazardous driving conditions, rolling blackouts, water main breaks, and a host of other weather related issues. In addition to significant absenteeism as a result of employees being unable to travel to and from work due to inadequate transportation and/or hazardous road conditions, the Company made the decision to shutdown the Tulsa, OK and Longview, TX plants for several days. This decision was based on the expected employee absenteeism as well as the expected rolling blackouts caused by the increased demand on the electrical and natural gas power grids. Although we had several lost production days in mid-February 2021, we do not believe that the impact of this weather event will have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ended December 31, 2021.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for higher employee absenteeism, mostly in June 2020, in our manufacturing facilities. We had continuous operations during the three months ended March 31, 2021, except for the weather related shut-down in February 2021. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments. The Company utilizes sanitation stations, requires the use of a facial covering when unable to socially distance, and performs additional cleaning and sanitation throughout the day and deep cleaning overnight.

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, some employee absenteeism, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business.

Although these disruptions and costs are expected to be temporary, there is uncertainty around the duration and overall impact to our business operations. The Company experienced some slower demand in late 2020, that is beginning to rebound. As COVID-19 restrictions are lessened in 2021, we are seeing increases in our order intake and minimal disruption to our operations. We have seen increases in some of our raw material prices which appear to be an indirect result of COVID-19, and have put in place price increases in our products and work to make strategic purchases of materials at lower prices when possible. We do not believe that the impact of the COVID-19 pandemic will have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ended December 31, 2021.

However, we are continually monitoring the progression of the COVID-19 pandemic and its potential effect on our financial position, results of operations, and cash flows.

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
•Level 3: Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. Items categorized in Level 3 include the estimated fair values of property, plant and equipment, intangible assets, and goodwill acquired in a business combination.

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

Intangible Assets

Our intangible assets include various trademarks, service marks and technical knowledge acquired in our February 2018 business combination. We amortized our intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review. As of March 31, 2021, our intangible assets were fully amortized. As of December 31, 2020, our intangible assets, net of amortization, were approximately $38.0 thousand. The amount of amortization was $38.0 thousand and $59.0 thousand for the three months ended March 31, 2021 and 2020, respectively.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses, in our February 2018 business combination, over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at March 31, 2021 is deductible for income tax purposes. Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant. As of March 31, 2021 and December 31, 2020, our goodwill was approximately $3.2 million.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification ("ASC"). We consider the applicability and impact of all ASUs. ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

2.  Revenue Recognition

Disaggregated net sales by major source:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Rooftop units	$87,425	$110,830
Condensing units	6,531	4,498
Air handlers	6,414	6,247
Outdoor mechanical rooms	211	915
Water source heat pumps	4,665	3,703
Part sales	7,506	6,513
Other	3,036	4,777
Net Sales	$115,788	$137,483

Disaggregated units sold by major source:

	Three Months Ended
	March 31, 2021	March 31, 2020
Rooftop units	2,959	4,061
Condensing units	518	408
Air handlers	493	510
Outdoor mechanical rooms	7	10
Water source heat pumps	1,624	1,617
Total Units	5,601	6,606

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

We are responsible for billings and collections resulting from all sales transactions, including those initiated by our independent manufacturer representatives (“Representatives”). Representatives are national companies that are in the business of providing HVAC units and other related products and services to customers. The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order. These additional products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”). All are associated with the purchase of a HVAC unit but may be provided by the Representative or another third party. Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order. We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. The Company is considered the principal for the equipment we design and manufacture and records that revenue. The Company has no control over the Third Party Products to the end customer and the Company is under no obligation related to the Third Party Products. Amounts related to Third Party Products are not recognized as revenue but are recorded as a liability and are included in accrued liabilities on the consolidated balance sheet.

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $11.0 million and $12.6 million for the three months ended March 31, 2021 and 2020, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from six months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Accounts receivable	$53,072	$47,893
Less: Allowance for credit losses	(493)	(506)
Total, net	$52,579	$47,387

	Three Months Ended
	March 31, 2021	March 31, 2020
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$506	$353
(Recoveries) provisions for expected credit	(13)	294
losses, net of adjustments
Balance, end of period	$493	$647

4.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Raw materials	$78,830	$76,238
Work in process	2,577	2,088
Finished goods	4,937	7,154
Total, gross	86,344	85,480
Less: Allowance for excess and obsolete inventories	(2,304)	(3,261)
Total, net	$84,040	$82,219

	Three Months Ended
	March 31, 2021	March 31, 2020
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$3,261	$2,644
(Recoveries) provisions for excess and	(194)	(274)
obsolete inventories
Inventories written off	(763)	(5)
Balance, end of period	$2,304	$2,365

5.  Supplemental Cash Flow Information

	Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental disclosures:	(in thousands)
Income taxes paid	$213	$3,024
Non-cash investing and financing activities:
Non-cash capital expenditures	$264	$(1,000)

6.  Warranties

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

Changes in the warranty accrual are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Warranty accrual:	(in thousands)
Balance, beginning of period	$13,522	$12,652
Payments made	(1,464)	(1,177)
Provisions	1,467	1,465
Balance, end of period	$13,525	$12,940

Warranty expense:	$1,467	$1,465

7.  Accrued Liabilities

Accrued liabilities were comprised of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Warranty	$13,525	$13,522
Due to representatives	10,712	8,296
Payroll	6,418	8,155
Profit sharing	2,134	2,902
Worker's compensation	467	594
Medical self-insurance	1,744	1,546
Customer prepayments	7,743	5,067
Donations	268	570
Employee vacation time	3,093	3,321
Other	2,960	2,613
Total	$49,064	$46,586

8.  Revolving Credit Facility

Our revolving credit facility, as amended, provides for maximum borrowings of $30.0 million. Under the line of credit, there is one standby letter of credit totaling $1.8 million. Borrowings available under the revolving credit facility at March 31, 2021 were $28.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at March 31, 2021 and December 31, 2020. The revolving credit facility expires on July 26, 2021. The Company expects to renew the facility with similar terms.

As of March 31, 2021, we were in compliance with our financial covenants. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At March 31, 2021, our tangible net worth was $373.0 million and met the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1, and met the requirement of not being above 2 to 1.

9.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Current	$(2,553)	$6,143
Deferred	4,658	(167)
Income tax provision	$2,105	$5,976

The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Federal statutory rate	21.0%	21.0%
State income taxes, net of Federal benefit	7.5	5.2
Excess tax benefits	(15.8)	(3.8)
Return to provision adjustments	(0.4)	—
Other	(0.9)	(0.9)
Effective tax rate	11.4%	21.5%

During the three months ended March 31, 2021, the Company recorded an excess tax benefit of $2.9 million as compared to $1.1 million during the same period in 2020, an increase of 173% The increase was primarily due to timing of stock option exercises as a result of our high stock price during the three months ended March 31, 2021.

We earn investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As of March 31, 2021, we have investment tax credit carryforwards of approximately $2.8 million. These credits have estimated expirations from the year 2036 through 2040.

The Company's estimated annual 2021 effective tax rate, excluding discrete events, is approximately 27%. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. income tax examinations for tax years 2017 to present, and to non-U.S. income tax examinations for the tax years 2016 to present. In addition, we are subject to state and local income tax examinations for the tax years 2016 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020, and includes a retroactive correction to the 2017 Tax Cuts and Jobs Act that allows for much faster depreciation of qualified improvement property that is placed in service after December 31, 2017. Under current rules, the calculation of depreciation or repair deductions for prior years can be recomputed and a one-time catch-up adjustment is allowed in the current tax year for missed deductions. The adjustment is the difference between depreciation or repair deductions claimed versus depreciation or repair deductions that could have been claimed by the end of the prior tax year and does not require amending any prior year tax returns. The Company completed the prior year adjustment and the current-year catch up with the 2019 tax return as filed in the fourth quarter of 2020 resulting in a increase to our deferred tax liability of $4.7 million. For tax years 2020 and forward, the Company includes this treatment for our qualified property placed in service.

American Rescue Plan Act

On March 11, 2021, the American Rescue Plan Act (the “ARM”) was enacted and signed into law. The ARM is an economic stimulus package in response to the COVID-19 pandemic, which contains tax provisions that are not expected to have a material impact to our consolidated financial statements. In accordance with accounting standards for income taxes, the impact of this new tax legislation was taken into account in our first quarter of 2021, the period in which it was enacted.

10. Share-Based Compensation

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

Options

The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2021 is $24.8 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2021 and 2020 using a Black Scholes-Merton Model:

	Three months ended
	March 31, 2021	March 31, 2020
Directors and SLT[1]:
Expected dividend rate	$0.38	$0.32
Expected volatility	35.78%	31.08%
Risk-free interest rate	0.50%	0.70%
Expected life (in years)	4.0	5.0
Employees:
Expected dividend rate	$0.38	$0.32
Expected volatility	38.70%	31.07%
Risk-free interest rate	0.30%	0.71%
Expected life (in years)	3.0	5.0
[1] Senior Leadership Team ("SLT") consist of officers and key members of management.

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

The following is a summary of stock options vested and exercisable as of March 31, 2021:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$40.87	621,552	5.58	$30.01	$24,863
$41.37	-	$41.37	427,899	7.86	41.37	12,255
$41.78	-	$75.00	143,232	8.75	44.45	3,661
		Total	1,192,683	6.78	$35.82	$40,779

The following is a summary of stock options vested and exercisable as of March 31, 2020:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$36.95	677,936	6.09	$28.34	$13,542
$37.00	-	$40.87	6,418	7.95	38.20	65
$41.37	-	$57.14	339,922	8.84	41.38	2,361
		Total	1,024,276	7.01	$32.73	$15,968

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	3,752,945	$39.00
Granted	340,455	73.36
Exercised	(269,783)	34.98
Forfeited or Expired	(37,573)	42.39
Outstanding at March 31, 2021	3,786,044	$42.35
Exercisable at March 31, 2021	1,192,683	$35.82

The total intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $10.7 million and $3.9 million, respectively. The cash received from options exercised during the three months ended March 31, 2021 and 2020 was $9.4 million and $4.5 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Performance Awards

We have awarded performance restricted stock units ("PSUs") to certain key officers and employees under our 2016 Plan. Unlike our restricted stock awards, these PSUs are not considered legally outstanding and do not accrue dividends during the vesting period. These PSUs vest based on the level of achievement with respect to the Company's three year total shareholder return ("TSR") benchmarked against similar companies included in the capital goods sector of the S&P SmallCap 600 Index. The TSR measurement period is the three years ended December 31, 2023. At the end of the measurement period, each award will be converted into common stock at 0% to 200% of the PSUs held, depending on overall TSR as compared to the S&P SmallCap 600 Index benchmark companies.

The total pre-tax compensation cost related to unvested PSUs not yet recognized as of March 31, 2021 is $1.5 million and is expected to be recognized over a weighted average period of approximately 2.8 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the three months ended March 31, 2021 using a Monte Carlo Model:

Three months ended
March 31, 2021

Expected dividend rate	$0.38
Expected volatility	39.10%
Risk-free interest rate	0.28%
Expected life (in years)	2.81

The expected term of the PSUs is based on the remaining performance period ending December 31, 2023. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	17,154	87.78
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2021	17,154	$87.78

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At March 31, 2021, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.4 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	224,691	$38.22
Granted	19,386	72.23
Vested	(58,526)	34.33
Forfeited	(3,035)	42.28
Unvested at March 31, 2021	182,516	$43.00

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Grant date fair value of awards during the period:	(in thousands)
Options	$6,513	$10,905
Performance awards	1,506	—
Restricted stock	1,400	2,510
Total	$9,419	$13,415

Share-based compensation expense:
Options	$2,163	$1,632
Performance awards	41	—
Restricted stock	557	719
Total	$2,761	$2,351

Income tax benefit/(deficiency) related to share-based compensation:
Options	$2,295	$731
Restricted stock	615	334
Total	$2,910	$1,065

Share-based compensation expense is recognized on a straight-line basis over the service period of the related stock options and restricted stock awards. Historically, stock options and restricted stock awards, granted to employees, vest at a rate of 20% per year. Restricted stock awards granted to directors historically vest one-third each year or, if granted on or after May 2019, vest over the shorter of directors' remaining elected term or one-third each year. As of March 2021, all new grants of stock options and restricted stock awards, granted to employees, vest at a rate of 33.3% per year. Forfeitures are accounted for as they occur.

Historically, if the employee or director is retirement eligible (as defined by the applicable LTIP or 2016 Plan) or becomes retirement eligible during service period of the related stock options and restricted stock award, the service period (and compensation expense recognition) is the lesser of 1) the grant date, if retirement eligible on grant date, or 2) the period between grant date and retirement eligible date. All stock options and restricted stock awards granted on or after March 1, 2020 to retirement eligible employees or directors contain a one-year employment requirement (minimum service period) or the entire award is forfeited.

Share-based compensation expense is recognized on a straight-line basis over the service period of the performance awards. The performance awards cliff vest at the end of the performance period. The performance awards are subject to several service conditions and market conditions, as defined by the performance restricted stock unit agreement, which allows the holder to retain a pro-rata amount of awards as a result of certain termination conditions, retirement, change in common control or death. Forfeitures are accounted for as they occur.

11. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the three months ended March 31, 2021 and 2020.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$2,280	$2,450

Profit Sharing Bonus Plan

We maintain a discretionary profit sharing bonus plan under which approximately 10% of pre-tax profit is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees who are actively employed and working on the first and last days of the calendar quarter and who were employed full-time for at least three full months prior to the beginning of the calendar quarter, excluding the Company's SLT.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Profit sharing bonus plan expense	$2,132	$3,167

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

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Medical claim payments	$1,813	$1,875
Health saving account contributions	857	874

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:	(in thousands, except share and per share data)
Net income	$16,376	$21,853
Denominator:
Basic weighted average shares	52,293,464	52,071,839
Effect of dilutive stock options and restricted stock	1,521,180	799,580
Diluted weighted average shares	53,814,644	52,871,419
Earnings per share:
Basic	$0.31	$0.42
Diluted	$0.30	$0.41
Anti-dilutive shares:
Shares	100,625	253,437

13. Stockholders’ Equity

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

Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
May 16, 2018 [1]	$15 million	March 1, 2019
March 5, 2019 [1]	$20 million	March 4, 2020
March 13, 2020	$20 million	** [2]
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

Our repurchase activity is as follows:

	Three Months Ended
	March 31, 2021			March 31, 2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	103,689	$4,987	$48.10
401(k)	70,350	5,185	73.70	123,672	6,578	53.19
Directors and employees	16,972	1,217	71.71	19,099	953	49.90
Total	87,322	$6,402	$73.31	246,460	$12,518	$50.79

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	March 31, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	7,977,010	150,185	18.83
Directors and employees	2,022,173	21,968	10.86
Total	14,204,438	$246,946	$17.39

Subsequent to March 31, 2021 and through May 3, 2021, the Company repurchased 13,337 shares for $0.9 million from our 401(k) savings and investment plan.

Dividends

At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19

14. New Markets Tax Credit

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of March 31, 2021.

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

The following is a summary of transactions and balance with affiliates:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Sales to affiliates	$566	$653
Payments to affiliates	73	59

	March 31, 2021	December 31, 2020
	(in thousands)
Due from affiliates	$105	$342
Due to affiliates	—	—

17. Segments

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

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Sales
Units	$107,874	$130,720
Parts - External	7,981	6,880
Parts - Inter-segment	5,890	6,786
Other	(67)	(117)
Eliminations	(5,890)	(6,786)
Net sales	$115,788	$137,483

Gross Profit
Units	$33,958	$46,054
Parts - External	2,950	3,177
Parts - Inter-segment	31	395
Other	(3,751)	(6,284)
Eliminations	(31)	(395)
Net gross profit	$33,157	$42,947

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and all provinces in Canada. Foreign sales were approximately $2.0 million of our total net sales for the three months just ended and $2.8 million of our sales during the same period of 2020.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. Our sales strategy is currently balanced between new construction and replacement applications. The new construction market through the first quarter of 2021 is showing signs of improvement compared to 2020. We continue to emphasize the benefits of AAON equipment to property owners in the replacement market.

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for historical higher employee absenteeism, especially in June 2020, in our manufacturing facilities. We maintained continuous operations during the three months ended March 31, 2021 except for the shut-down for planned maintenance in January and weather related event described in Note 1. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments. The Company utilizes sanitation stations, requires the use of a facial covering when unable to socially distance, performs daily temperature scanning, and performs additional cleaning and sanitation throughout the day and deep cleaning overnight.

While the Company's operations are primarily in Oklahoma and Texas, our domestic sales to customers cover almost all 50 states. Only the state of Texas has more than 10% of our revenues. The outlook for 2021 presents some uncertainty but looks positive as COVID-19 restrictions begin to lessen. The Architecture Billings Index ("ABI") was down for most of 2020, indicating a decline in construction, which started to impact the new nonresidential construction market in late 2020. This did slightly affect the Company with a slower order intake and caused us to slow down some of our production in the first quarter. At the end of March, the ABI published its monthly index making February 2021 the first month since February 2020 that the ABI exceeded 50, indicating an expansion in the market. Even if construction may decline, our equipment is uniquely positioned to address COVID-19 challenges by providing heightened filtration and sanitation through the use of MERV 13 filters, UV lights and bi-polar ionization installed in the factory. With approximately 50% of our total sales already represented by the replacement market, we are confident of our ability to grow our market share in the replacement market while we continue to pursue opportunities in the new construction market.

We had unrestricted cash and cash equivalents of $97.0 million as of March 31, 2021. Our capital expenditures during the three months ended March 31, 2021 were $16.4 million, as compared to $21.9 million for the same period a year ago, and we anticipate our full-year 2021 capital expenditures will total approximately $70.7 million. Our expansion of our Longview, Texas facility was completed and operational during the first quarter 2021. The Company also has $28.2 million available under its line of credit. Should the Company experience an unexpected downturn due to COVID-19; spending on dividends and capital expenditures can be reduced and the line of credit can be utilized.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper, and aluminum, and are obtained from domestic suppliers. We also purchase from domestic manufacturers certain components, including compressors, motors, and electrical controls. We have experienced minimal disruption to our supply chain due to COVID-19.

The price levels of most raw materials were stable in the past twelve months, but we are beginning to see increases in raw material costs. There is also a possibility prices could rise in the future depending on the impact COVID-19 has on our supply chain. At March 31, 2021, the price (twelve month trailing average) for copper, galvanized steel, stainless steel and aluminum increased 2.5%, 20.4%, 9.9%, and 8.4%, respectively, as compared to the price (twelve month trailing average) at March 31, 2020.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•Our first quarter results demonstrated a slowed demand as we started the quarter. Due to the slowed demand, we shut-down for several days in January and performed planned maintenance. Then, we encountered extreme weather conditions in February that resulted in additional days of plant shut-down.
•Bookings increased 21% in the first quarter of 2021 compared to 2020 indicating an improved demand for our products.
•We invested $16.4 million in capital expenditures, including completing our work on projects such as our Longview, TX expansion and the purchase of additional Salvagnini machines that will increase our sheet metal capacity.
•The first quarter of 2021, had a lower tax rate compared to the first quarter of 2020, due to an increase in our excess tax benefit related to stock awards of $1.8 million.

Backlog

The following table shows our historical backlog levels:

March 31, 2021	December 31, 2020	March 31, 2020
(in thousands)
$96,733	$74,417	$119,642

The Company started 2020 with a high backlog from challenges in maintaining adequate sheet-metal production capacity in 2019. The Company started to increase its sheet-metal production at the end of 2019 and into 2020 with the addition of new

Salvagnini machines. This led in part to a all time record sales and earnings for the year-ended December 31, 2020 that helped reduce our backlog. Since then, the Company improved lead times and reduced our backlog to the current, more manageable level.

Results of Operations

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Units Sold

	Three Months Ended
	March 31, 2021	March 31, 2020
Rooftop units	2,959	4,061
Condensing units	518	408
Air handlers	493	510
Outdoor mechanical rooms	7	10
Water source heat pumps	1,624	1,617
Total Units	5,601	6,606

Net Sales

	Three Months Ended
	March 31, 2021	March 31, 2020
			Change	% Change
	(in thousands, except unit data)
Net sales	$115,788	$137,483	$(21,695)	(15.8)%
Total units	5,601	6,606	(1,005)	(15.2)%

The first quarter of 2020, benefited from a high backlog that allowed the Company to run at full capacity and set all time record highs for revenues in the first quarter. The order intake began to slow in late 2020 and the Company intentionally slowed production to keep its backlog at a healthy level. Additionally, the Company lost production days in January for planned maintenance and in February due to impacts of bad weather.

Cost of Sales

	Three Months Ended		Percent of Sales
	March 31, 2021	March 31, 2020
			2021	2020
	(in thousands)
Cost of sales	$82,631	$94,536	71.4%	68.8%
Gross profit	33,157	42,947	28.6%	31.2%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. We continue to see overall raw material costs increase. The decrease in overall production, driven by slowing demand and order intake at the beginning of the period, resulted in unfavorable labor and overhead inefficiencies, including the Company's ability to absorb certain fixed costs. This resulted in a overall decrease in gross margin during three months ended March 31, 2021 as compared to 2020.

Twelve-month average raw material cost per pound as of March 31:

	2021	2020	% Change

Copper	$3.74	$3.65	2.5%
Galvanized steel	$0.59	$0.49	20.4%
Stainless steel	$1.44	$1.31	9.9%
Aluminum	$1.93	$1.78	8.4%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	March 31, 2021	March 31, 2020
			2021	2020
	(in thousands)
Warranty	$1,467	$1,465	1.3%	1.1%
Profit sharing	2,132	3,167	1.8%	2.3%
Salaries & benefits	5,034	5,400	4.3%	3.9%
Stock compensation	1,291	1,036	1.1%	0.8%
Advertising	206	126	0.2%	0.1%
Depreciation	699	462	0.6%	0.3%
Insurance	731	239	0.6%	0.2%
Professional fees	725	540	0.6%	0.4%
Donations	(47)	180	—%	0.1%
Bad debt expense	(13)	294	—%	0.2%
Other	2,471	2,305	2.1%	1.7%
Total SG&A	$14,696	$15,214	12.7%	11.1%

Profit sharing expenses decreased due to our decreased earnings for the period. Insurance increased due to an increase in overall premiums during the period.

Income Taxes

	Three Months Ended		Effective Tax Rate
	March 31, 2021	March 31, 2020
			2021	2020
	(in thousands)
Income tax provision	$2,105	$5,976	11.4%	21.5%

The Company’s estimated annual 2021 effective tax rate, excluding discrete events, is expected to be approximately 27%. During the three months ended March 31, 2021, the Company recorded an excess tax benefit of $2.9 million as compared to $1.1 million during the same period in 2020, an increase of 173%. The increase was primarily due to timing of stock awards as a result of our high stock price during the three months ended March 31, 2021.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash increased $18.0 million from December 31, 2020 to March 31, 2021 and totaled $97.0 million at March 31, 2021.

Revolving Line of Credit - Under the line of credit, there was one standby letter of credit of $1.8 million as of March 31, 2021. At March 31, 2021, we have $28.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at March 31, 2021 and December 31, 2020. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The termination date of the revolving credit facility is July 26, 2021.

At March 31, 2021, we were in compliance with all of the covenants under the revolving credit facility. We are obligated to comply with certain financial covenants under the revolving credit facility. These covenants require that we meet certain parameters related to our tangible net worth and total liabilities to tangible net worth ratio. At March 31, 2021, our tangible net worth was $373.0 million, which meets the requirement of being at or above $175.0 million. Our total liabilities to tangible net worth ratio was 0.3 to 1.0 which meets the requirement of not being above 2 to 1.

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

Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
May 16, 2018 [1]	$15 million	March 1, 2019
March 5, 2019 [1]	$20 million	March 4, 2020
March 13, 2020	$20 million	** [2]
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

Our repurchase activity is as follows:

	Three Months Ended
	March 31, 2021			March 31, 2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	103,689	$4,987	$48.10
401(k)	70,350	5,185	73.70	123,672	6,578	53.19
Directors and employees	16,972	1,217	71.71	19,099	953	49.90
Total	87,322	$6,402	$73.31	246,460	$12,518	$50.79

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	March 31, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	7,977,010	150,185	18.83
Directors and employees	2,022,173	21,968	10.86
Total	14,204,438	$246,946	$17.39

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2021 and 2020. For additional details, see the consolidated financial statements.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Operating Activities
Net Income	$16,376	$21,853
Income statement adjustments, net	14,606	8,199
Changes in assets and liabilities:
Accounts receivable	(5,179)	(2,789)
Income taxes	(2,766)	772
Inventories	(1,627)	1,020
Prepaid expenses and other	108	(670)
Accounts payable	4,904	2,742
Deferred revenue	2,358	229
Accrued liabilities & donations	58	6,241
Net cash provided by operating activities	28,838	37,597
Investing Activities
Capital expenditures	(16,404)	(21,877)
Other	14	73
Net cash used in investing activities	(16,390)	(21,804)
Financing Activities
Stock options exercised	9,438	4,497
Repurchase of stock	(5,185)	(11,565)
Employee taxes paid by withholding shares	(1,217)	(953)
Net cash provide by (used in) financing activities	$3,036	$(8,021)

Cash Flows Provided by Operating Activities

The Company manages cash needs through working capital rather than drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments. The Company has been able to improve its collections of outstanding receivables due in part through prepayment of orders. The decrease cash flows from receivables was due to the planned Company shut down during the last week of December 2020 which lowered overall accounts receivable at December 31, 2020. The Company has also increased the purchase of inventory to take advantage of favorable pricing and also to prevent future supply chain disruptions.

Cash Flows Used in Investing Activities

The capital expenditures for 2020 related to the expansion of our Longview, Texas facility, which was completed and became operational during early 2021. Additionally in 2020, we purchased Salvagnini sheet metal fabrication machines and completed our R&D lab as well as other operational improvements. The capital expenditure program for 2021 is estimated to be approximately $70.7 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows Used in Financing Activities

Stock options exercised increased due to the increase in the number of employee options exercised and increase in our stock price. The Company also purchased approximately $5.0 million of our outstanding stock through the open market buyback program (Note 13) during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase obligations as of March 31, 2021.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2021.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2020 Annual Report.

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

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through March 31, 2021, we repurchased approximately 8.0 million shares (at current market prices) for an aggregate price of $150.2 million, or an average price of $18.83 per share.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices. From inception through March 31, 2021, we repurchased approximately 2.0 million shares (at current market prices) for an aggregate price of $22.0 million, or an average price of $10.86 per share.

Repurchases during the first quarter of 2021 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2021	33,658	$69.68	33,658	—
February 2021	20,571	77.46	20,571	—
March 2021	33,093	74.44	33,093	—
Total	87,322	$73.31	87,322	—

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) our Consolidated Statements of Income for the three and three months ended March 31, 2021 and 2020; (iii) our Consolidated Statements of Stockholders’ Equity for the three and three months ended March 31, 2021 and 2020; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: May 6, 2021	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: May 6, 2021	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer