Form 10-Q
period 2021-06-30
AAON, INC.
filed 2021-08-05
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

As of August 2, 2021, registrant had outstanding a total of 52,403,733 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2021	December 31, 2020
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$111,427	$79,025
Restricted cash	692	3,263
Accounts receivable, net of allowance for credit losses of $518 and $506, respectively	53,311	47,387
Income tax receivable	3,339	4,587
Note receivable	32	31
Inventories, net	87,399	82,219
Prepaid expenses and other	2,940	3,739
Total current assets	259,140	220,251
Property, plant and equipment:
Land	5,016	4,072
Buildings	129,607	122,171
Machinery and equipment	301,964	281,266
Furniture and fixtures	20,726	18,956
Total property, plant and equipment	457,313	426,465
Less: Accumulated depreciation	217,549	203,125
Property, plant and equipment, net	239,764	223,340
Goodwill and intangible assets, net	3,229	3,267
Right of use assets	1,472	1,571
Note receivable	579	579
Total assets	$504,184	$449,008

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,250	$12,447
Dividends payable	9,970	—
Accrued liabilities	47,291	46,586
Total current liabilities	78,511	59,033
Deferred tax liabilities	31,071	28,324
Other long-term liabilities	4,493	4,423
New market tax credit obligation (a)	6,383	6,363
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,416,014 and 52,224,767 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	210	209
Additional paid-in capital	10,998	5,161
Retained earnings	372,518	345,495
Total stockholders' equity	383,726	350,865
Total liabilities and stockholders' equity	$504,184	$449,008
(a) Held by variable interest entities (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Net sales	$143,876	$125,596	$259,664	$263,079
Cost of sales	101,769	87,465	184,400	182,001
Gross profit	42,107	38,131	75,264	81,078
Selling, general and administrative expenses	16,895	15,939	31,591	31,153
Gain on disposal of assets	—	—	—	(62)
Income from operations	25,212	22,192	43,673	49,987
Interest (expense) income, net	(4)	19	(1)	80
Other income (expense), net	39	32	56	5
Income before taxes	25,247	22,243	43,728	50,072
Income tax provision	4,632	4,439	6,737	10,415
Net income	$20,615	$17,804	$36,991	$39,657
Earnings per share:
Basic	$0.39	$0.34	$0.71	$0.76
Diluted	$0.38	$0.34	$0.69	$0.75
Cash dividends declared per common share:	$0.19	$0.19	$0.19	$0.19
Weighted average shares outstanding:
Basic	52,432,822	52,099,694	52,389,989	52,160,348
Diluted	53,603,932	52,750,401	53,736,134	52,885,491

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2020	52,225	$209	$5,161	$345,495	$350,865
Net income	—	—	—	36,991	36,991
Stock options exercised and restricted	361	2	11,846	—	11,848
stock awards granted
Share-based compensation	—	—	5,793	—	5,793
Stock repurchased and retired	(170)	(1)	(11,802)	—	(11,803)
Dividends	—	—	—	(9,968)	(9,968)
Balances at June 30, 2021	52,416	$210	$10,998	$372,518	$383,726

	Three Months Ended June 30, 2021
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at March 31, 2021	52,424	$210	$10,957	$361,871	$373,038
Net income	—	—	—	20,615	20,615
Stock options exercised and restricted	75	—	2,410	—	2,410
stock awards granted
Share-based compensation	—	—	3,032	—	3,032
Stock repurchased and retired	(83)	—	(5,401)	—	(5,401)
Dividends	—	—	—	(9,968)	(9,968)
Balances at June 30, 2021	52,416	$210	$10,998	$372,518	$383,726

	Six Months Ended June 30, 2020
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2019	52,079	$208	$3,631	$286,301	290,140
Net income	—	—	—	39,657	39,657
Stock options exercised and restricted	490	2	14,171	—	14,173
stock awards granted
Share-based compensation	—	—	5,694	—	5,694
Stock repurchased and retired	(335)	(1)	(17,045)	—	(17,046)
Dividends	—	—	—	(9,923)	(9,923)
Balances at June 30, 2020	52,234	$209	$6,451	$316,035	$322,695

	Three Months Ended June 30, 2020
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at March 31, 2020	52,044	$208	$—	$306,115	$306,323
Net income	—	—	—	17,804	17,804
Stock options exercised and restricted	278	1	9,675	—	9,676
stock awards granted
Share-based compensation	—	—	3,343	—	3,343
Stock repurchased and retired	(88)	—	(6,567)	2,039	(4,528)
Dividends	—	—	—	(9,923)	(9,923)
Balances at June 30, 2020	52,234	$209	$6,451	$316,035	$322,695
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2021	2020
Operating Activities	(in thousands)
Net income	$36,991	$39,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,924	12,340
Amortization of debt issuance cost	20	20
Provision for credit losses on accounts receivable, net of adjustments	12	76
Provision (recoveries) for excess and obsolete inventories	292	(193)
Share-based compensation	5,793	5,694
(Gain) loss on disposition of assets	—	(62)
Foreign currency transaction (gain) loss	(11)	30
Interest income on note receivable	(19)	(12)
Deferred income taxes	2,747	5,061
Changes in assets and liabilities:
Accounts receivable	(5,936)	10,929
Income taxes	1,248	(4,382)
Inventories	(5,472)	(11,617)
Prepaid expenses and other	799	(568)
Accounts payable	10,650	2,893
Deferred revenue	574	473
Accrued liabilities	300	2,423
Net cash provided by operating activities	62,912	62,762
Investing Activities
Capital expenditures	(33,157)	(33,510)
Proceeds from sale of property, plant and equipment	2	61
Principal payments from note receivable	29	25
Net cash used in investing activities	(33,126)	(33,424)
Financing Activities
Stock options exercised	11,848	14,173
Repurchase of stock	(10,271)	(15,937)
Employee taxes paid by withholding shares	(1,532)	(1,102)
Net cash provided by (used in) financing activities	45	(2,866)
Net increase in cash, cash equivalents and restricted cash	29,831	26,472
Cash, cash equivalents and restricted cash, beginning of period	82,288	44,373
Cash, cash equivalents and restricted cash, end of period	$112,119	$70,845

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

Impact of February 2021 Weather

In February 2021, record-breaking winter storms affected Oklahoma and Texas, causing sustained below freezing temperatures, hazardous driving conditions, rolling blackouts, water main breaks, and a host of other weather related issues. In addition to significant absenteeism as a result of employees being unable to travel to and from work due to inadequate transportation and/or hazardous road conditions, the Company made the decision to shut down the Tulsa, OK and Longview, TX plants for several days. This decision was based on the expected employee absenteeism as well as the expected rolling blackouts caused by the increased demand on the electrical and natural gas power grids. Although we lost several production days in mid-February 2021, we do not believe that the impact of this weather event will have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ending December 31, 2021.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for higher employee absenteeism, mostly in June 2020, in our manufacturing facilities. We maintained continuous operations during the six months ended June 30, 2021, except for the weather related shutdown in February 2021. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments and we have facilitated voluntary on-site COVID-19 vaccine clinics. The Company utilizes sanitation stations and performs additional cleaning and sanitation throughout the day and deep cleaning overnight.

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, some employee absenteeism, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business.

Although these disruptions and costs are expected to be temporary, there is uncertainty concerning the duration and overall impact to our business operations. The Company experienced decreased demand in late 2020, however that demand began to rebound in the first quarter of 2021. As COVID-19 restrictions lessened in 2021, we experienced increases in our order intake and minimal disruption to our operations. We witnessed increases in some of our raw material prices which appear to be an impact of COVID-19, and have put in place price increases in our products and continue to make strategic purchases of materials when we see opportunities. We do not believe that the impact of the COVID-19 pandemic will have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ended December 31, 2021.

However, we are continually monitoring the progression of the COVID-19 pandemic and its potential effects on our financial position, results of operations, and cash flows.

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

Intangible Assets

Our intangible assets include various trademarks, service marks and technical knowledge acquired in our February 2018 business combination. We amortize our intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review. As of March 31, 2021, our intangible assets were fully amortized. As of December 31, 2020, our intangible assets, net of amortization, were approximately $38.0 thousand. The amount of amortization was $58.0 thousand for the three months ended June 30, 2020 and $38.0 thousand and $117.0 thousand for the six months ended June 30, 2021 and 2020, respectively.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired business, in our February 2018 business combination, over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at June 30, 2021 is deductible for income tax purposes. Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant. As of June 30, 2021 and December 31, 2020, our goodwill was approximately $3.2 million.

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

2.  Revenue Recognition

Disaggregated net sales by major source:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Rooftop units	$107,370	$99,145	$194,795	$209,975
Condensing units	7,302	4,505	13,833	9,003
Air handlers	7,265	6,016	13,679	12,263
Outdoor mechanical rooms	764	434	975	1,349
Water source heat pumps	6,425	3,796	11,090	7,499
Part sales	10,717	7,565	18,223	14,078
Other	4,033	4,135	7,069	8,912
Net Sales	$143,876	$125,596	$259,664	$263,079

Disaggregated units sold by major source:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Rooftop units	4,657	3,746	7,616	7,807
Condensing units	618	446	1,136	854
Air handlers	707	501	1,200	1,011
Outdoor mechanical rooms	13	6	20	16
Water source heat pumps	1,908	1,645	3,532	3,262
Total Units	7,903	6,344	13,504	12,950

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

We are responsible for billings and collections resulting from all sales transactions, most of which are initiated by our independent manufacturer representatives (“Representatives”). Representatives are national companies that are in the business of providing heating, ventilation, and air conditioning ("HVAC") units and other related products and services to customers. The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order. These additional products and services may include, without limitation, controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”). All of these items are associated with the purchase of a HVAC unit but may be provided by the Representative or another third party. Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order. We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. The Company is considered the principal for the equipment we design and manufacture and records that revenue. The Company has no control over the Third Party Products to the end customer and the Company is under no obligation related to the Third Party Products. Amounts related to Third Party Products are not recognized as revenue but are recorded as a liability and are included in accrued liabilities on the consolidated balance sheet.

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $14.0 million and $14.9 million for the three months ended June 30, 2021 and 2020, respectively. The amount of payments to our Representatives were $25.0 million and $27.5 million for the six months ended June 30, 2021 and 2020, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from six months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Accounts receivable	$53,829	$47,893
Less: Allowance for credit losses	(518)	(506)
Total, net	$53,311	$47,387

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$493	$647	$506	$353
Provisions (recoveries) for expected credit	25	(218)	12	76
losses, net of adjustments
Balance, end of period	$518	$429	$518	$429

4.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Raw materials	$85,514	$76,238
Work in process	1,557	2,088
Finished goods	3,054	7,154
Total, gross	90,125	85,480
Less: Allowance for excess and obsolete inventories	(2,726)	(3,261)
Total, net	$87,399	$82,219

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$2,304	$2,365	$3,261	$2,644
Provisions (recoveries) for excess and	486	81	292	(193)
obsolete inventories
Inventories written off	(64)	(73)	(827)	(78)
Balance, end of period	$2,726	$2,373	$2,726	$2,373

5.  Supplemental Cash Flow Information

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Supplemental disclosures:	(in thousands)
Income taxes paid	$2,529	$6,711	$2,742	$9,735
Non-cash investing and financing activities:
Non-cash capital expenditures[1]	$(2,109)	$6,046	$(1,845)	$5,046
Dividends declared	9,970	$9,930	$9,970	$9,930
[1] Includes non-cash changes in accrued capital expenditures

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

Changes in the warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Warranty accrual:	(in thousands)
Balance, beginning of period	$13,525	$12,940	$13,522	$12,652
Payments made	(1,545)	(1,617)	(3,009)	(2,794)
Provisions	2,028	1,837	3,495	3,302
Balance, end of period	$14,008	$13,160	$14,008	$13,160

Warranty expense:	$2,028	$1,837	$3,495	$3,302

7.  Accrued Liabilities

Accrued liabilities were comprised of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Warranty	$14,008	$13,522
Due to representatives	7,980	8,296
Payroll	8,509	8,155
Profit sharing	2,920	2,902
Worker's compensation	429	594
Medical self-insurance	1,236	1,546
Customer prepayments	5,070	5,067
Donations	224	570
Employee vacation time	3,520	3,321
Other	3,395	2,613
Total	$47,291	$46,586

8.  Revolving Credit Facility

Our revolving credit facility, as amended, provides for maximum borrowings of $30.0 million. Under the line of credit, there is one standby letter of credit totaling $1.8 million. Borrowings available under the revolving credit facility at June 30, 2021 were $28.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. No fees are associated with the unused portion of the committed amount. We had no outstanding balance under the revolving credit facility at June 30, 2021 and December 31, 2020.

On July 26, 2021, the Company entered into a new revolving credit facility. The lender, borrowing terms, interest terms on borrowings, standby letter of credit, and fees associated with the unused portion of the committed amount are similar to the previous revolving credit facility. Additionally, the new revolving credit facility includes fallback language clearly defining an alternative reference rate which provides for specified replacement rates, as defined in the revolving credit facility agreement, upon a LIBOR cessation event. At the time of a LIBOR cessation event, the replacement rate self-executes without the need for negotiations or a formal amendment process.

The new revolving credit facility also contains financial covenants. As of June 30, 2021, we were in compliance with our financial covenants related to the new revolving credit facility. These financial covenants require that we meet certain parameters related to our consolidated leverage ratio and our consolidated total liabilities to tangible net worth ratio. At June 30, 2021, our consolidated leverage ratio was 0.01 to 1 and met the requirement of being less than 2 to 1. Our consolidated total liabilities to tangible net worth ratio was 0.3 to 1, and met the requirement of being less than 2 to 1.

9.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Current	$6,543	$(789)	$3,990	$5,354
Deferred	(1,911)	5,228	2,747	5,061
Income tax provision	$4,632	$4,439	$6,737	$10,415

The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	(0.2)	4.4	3.0	4.8
Excess tax benefits	(1.9)	(3.8)	(7.8)	(3.8)
Return to provision adjustments	(0.3)	—	(0.3)	—
Other	(0.3)	(1.6)	(0.5)	(1.2)
Effective tax rate	18.3%	20.0%	15.4%	20.8%
On May 21, 2021, the State of Oklahoma enacted House Bill 2960, effectively reducing the corporate income tax rate in Oklahoma from 6% to 4%. As a result of these changes, the Company adjusted its state deferred tax assets and liabilities in the second quarter of 2021 using the newly enacted rate for the periods when they are expected to be realized. This resulted in a benefit of $0.8 million included in the table above under State income taxes, net of Federal benefit.

During the six months ended June 30, 2021, the Company recorded an excess tax benefit of $3.4 million as compared to $1.9 million during the same period in 2020, an increase of 78%. The increase was primarily due to timing of stock option exercises as a result of our stock price during the three months ended March 31, 2021.

We earn investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As of June 30, 2021, we have investment tax credit carryforwards of approximately $2.8 million. These credits have estimated expirations ranging from the year 2036 through 2040.

The Company's estimated annual 2021 effective tax rate, excluding discrete events, is approximately 25%. We file income tax returns in the U.S., as well as various state and foreign income tax returns jurisdictions. We are subject to U.S. income tax examinations for tax years 2017 to present, and to non-U.S. income tax examinations for the tax years 2016 to present. In addition, we are subject to state and local income tax examinations for the tax years 2016 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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

American Rescue Plan Act

On March 11, 2021, the American Rescue Plan Act (the “ARPA”) was enacted and signed into law. The ARPA is an economic stimulus package in response to the COVID-19 pandemic, which contains tax provisions that are not expected to have a material impact to our consolidated financial statements. In accordance with accounting standards for income taxes, the impact of this new tax legislation was taken into account in the first quarter of 2021, the period in which it was enacted.

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

Options

The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2021 is $22.0 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2021 and 2020 using a Black Scholes-Merton Model:

	Six months ended
	June 30, 2021	June 30, 2020
Directors and SLT[1]:
Expected dividend rate	$0.38	$0.33
Expected volatility	35.78%	31.63%
Risk-free interest rate	0.51%	0.64%
Expected life (in years)	4.0	5.0
Employees:
Expected dividend rate	$0.38	$0.32
Expected volatility	38.70%	31.23%
Risk-free interest rate	0.30%	0.69%
Expected life (in years)	3.0	5.0
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

The following is a summary of stock options vested and exercisable as of June 30, 2021:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$40.87	628,083	5.17	$30.25	$20,313
$41.37	-	$41.37	441,965	7.00	41.37	9,379
$42.42	-	$75.00	146,869	8.61	44.84	2,607
		Total	1,216,917	6.25	$36.05	$32,299

The following is a summary of stock options vested and exercisable as of June 30, 2020:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$36.95	592,236	5.76	$27.90	$15,632
$37.00	-	$40.87	6,518	3.29	38.16	105
$41.37	-	$57.82	260,412	8.30	41.46	3,340
		Total	859,166	6.51	$32.09	$19,077

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	3,752,945	$39.00
Granted	352,258	73.08
Exercised	(335,563)	35.31
Forfeited or Expired	(95,846)	48.92
Outstanding at June 30, 2021	3,673,794	$42.35
Exercisable at June 30, 2021	1,216,917	$36.05

The total intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $12.7 million and $8.8 million, respectively. The cash received from options exercised during the six months ended June 30, 2021 and 2020 was $11.8 million and $14.2 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Performance Awards

We have awarded performance restricted stock units ("PSUs") to certain officers and key employees under our 2016 Plan. Unlike our restricted stock awards, these PSUs are not considered legally outstanding and do not accrue dividends during the vesting period. These PSUs vest based on the level of achievement with respect to the Company's three year total shareholder return ("TSR") benchmarked against similar companies included in the capital goods sector of the S&P SmallCap 600 Index. The TSR measurement period is the three years ending December 31, 2023. At the end of the measurement period, each award will be converted into common stock at 0% to 200% of the PSUs held, depending on overall TSR as compared to the S&P SmallCap 600 Index benchmark companies.

The total pre-tax compensation cost related to unvested PSUs not yet recognized as of June 30, 2021 is $1.3 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the six months ended June 30, 2021 using a Monte Carlo Model:

Six months ended
June 30, 2021

Expected dividend rate	$0.38
Expected volatility	39.10%
Risk-free interest rate	0.28%
Expected life (in years)	2.80

The expected term of the PSUs is based on the remaining performance period ending December 31, 2023. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	18,114	87.78
Vested	—	—
Forfeited	(1,632)	87.78
Unvested at June 30, 2021	16,482	$87.78

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At June 30, 2021, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.4 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	224,691	$38.22
Granted	31,397	69.22
Vested	(89,295)	35.84
Forfeited	(5,690)	51.19
Unvested at June 30, 2021	161,103	$45.12

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Grant date fair value of awards during the period:	(in thousands)
Options	$205	$1,169	$6,718	$12,074
Performance awards	84	—	1,590	—
Restricted stock	773	806	2,173	3,316
Total	$1,062	$1,975	$10,481	$15,390

Share-based compensation expense:
Options	$2,264	$2,296	$4,427	$3,928
Performance awards	148	—	189	—
Restricted stock	620	1,047	1,177	1,766
Total	$3,032	$3,343	$5,793	$5,694

Income tax benefit/(deficiency) related to share-based compensation:
Options	$275	$680	$2,570	$1,411
Restricted stock	204	160	819	494
Total	$479	$840	$3,389	$1,905

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

11. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the six months ended June 30, 2021 and 2020.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$2,118	$2,099	$4,398	$4,549

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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Profit sharing bonus plan expense	$2,919	$2,524	$5,051	$5,691

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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Medical claim payments	$2,033	$1,983	$3,846	$3,858
Health saving account contributions	876	899	1,733	1,773

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:	(in thousands, except share and per share data)
Net income	$20,615	$17,804	$36,991	$39,657
Denominator:
Basic weighted average shares	52,432,822	52,099,694	52,389,989	52,160,348
Effect of dilutive stock options and restricted stock	1,171,110	650,707	1,346,145	725,143
Diluted weighted average shares	53,603,932	52,750,401	53,736,134	52,885,491
Earnings per share:
Basic	$0.39	$0.34	$0.71	$0.76
Diluted	$0.38	$0.34	$0.69	$0.75
Anti-dilutive shares:
Shares	397,656	1,047,616	249,140	650,526

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

Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2021			June 30, 2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	103,689	$4,987	$48.10
401(k)	148,317	10,271	69.25	208,604	10,957	52.53
Directors and employees	21,706	1,532	70.58	22,147	1,102	49.76
Total	170,023	$11,803	$69.42	334,440	$17,046	$50.97

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	June 30, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	8,054,977	155,271	19.28
Directors and employees	2,026,907	22,283	10.99
Total	14,287,139	$252,347	$17.66

Subsequent to June 30, 2021 and through August 2, 2021, the Company repurchased 20,970 shares for $1.3 million from our 401(k) savings and investment plan.

Dividends

At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19
May 17, 2021	June 3, 2021	July 1, 2021	$0.19

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2021.

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

The following is a summary of transactions and balance with affiliates:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Sales to affiliates	$246	$1,235	$812	$1,888
Payments to affiliates	57	38	130	97

			June 30, 2021	December 31, 2020
			(in thousands)
Due from affiliates			$39	$342
Due to affiliates			—	—

17. Segments

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. Sales of units represent the selling price of our units plus freight and other miscellaneous charges less any returns and allowances. Parts include sales of purchased and fabricated parts including our coils along with the related freight and less any returns and allowances. The “Other” category in the table below includes certain expenses that are not allocated to the reportable segments and are primarily engineering related expenses.

Asset information by segment is not easily identifiable or reviewed by the chief operating decision maker. As such, this information is not included below.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Sales
Units	$132,861	$117,720	$240,735	$248,440
Parts - External	11,411	8,060	19,392	14,940
Parts - Inter-segment	6,790	5,629	12,680	12,415
Other	(396)	(184)	(463)	(301)
Eliminations	(6,790)	(5,629)	(12,680)	(12,415)
Net sales	$143,876	$125,596	$259,664	$263,079

Gross Profit
Units	$42,122	$40,794	$76,080	$86,848
Parts - External	4,363	3,547	7,313	6,724
Parts - Inter-segment	(192)	(434)	(161)	(829)
Other	(4,378)	(6,210)	(8,129)	(12,494)
Eliminations	192	434	161	829
Net gross profit	$42,107	$38,131	$75,264	$81,078

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and all provinces in Canada. Foreign sales were approximately $5.8 million of our total net sales for the six months just ended and $5.3 million of our sales during the same period of 2020.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. Our sales strategy is currently balanced between new construction and replacement applications. The new construction market through the second quarter of 2021 is showing signs of improvement compared to 2020. We continue to emphasize the benefits of AAON equipment to property owners in the replacement market.

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for isolated higher employee absenteeism, especially in June 2020, in our manufacturing facilities. We maintained continuous operations during the six months ended June 30, 2021 except for the shutdown for planned maintenance in January and weather related event described in Note 1. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments and we have facilitated voluntary on-site COVID-19 vaccine clinics. The Company utilizes sanitation stations and performs additional cleaning and sanitation throughout the day and deep cleaning overnight.

While the Company's operations are primarily in Oklahoma and Texas, our domestic sales to customers cover almost all 50 states. Only the state of Texas is responsible for more than 10% of our revenues. The outlook for 2021 presents some uncertainty but looks positive as COVID-19 restrictions begin to lessen. The Architecture Billings Index ("ABI") was down for most of 2020, indicating a decline in construction, which started to impact the new nonresidential construction market in late 2020. This slightly impacted the Company with a slower order intake level and caused us to slow down some of our production in the beginning of the first quarter 2021. However, beginning in February 2021, the ABI index began a historic rebound with the May and June 2021 ABI Index being two of the highest scores in the index's 25-year history. Even if new construction declines, our equipment is uniquely positioned to address COVID-19 challenges by providing heightened filtration and sanitation through the use of MERV 13 filters, UV lights and bi-polar ionization installed in the factory. With approximately 50% of our total sales already represented by the replacement market, we are confident of our ability to grow our market share in the replacement market while we continue to pursue opportunities in the new construction market.

We had unrestricted cash and cash equivalents of $111.4 million as of June 30, 2021. Our capital expenditures during the six months ended June 30, 2021 were $33.2 million, as compared to $33.5 million for the same period a year ago, and we anticipate our full-year 2021 capital expenditures will total approximately $70.7 million. The expansion of our Longview, Texas facility was completed and operational during the first quarter 2021. The Company also has $28.2 million available under its line of credit.

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

The price levels of most raw materials were stable prior to 2020, but we are seeing increases in raw material costs which we are managing through price increases to counteract their impact. There is also a possibility prices could rise in the future depending on the impact COVID-19 has on our supply chain. At June 30, 2021, the price (twelve month trailing average) for copper, galvanized steel, stainless steel and aluminum increased 10.1%, 49.0%, 7.4%, and 11.2%, respectively, as compared to the price (twelve month trailing average) at June 30, 2020.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•Our second quarter 2021 results demonstrated an increased demand for our products with overall units sold increasing approximately 24.6% for the three months ended and 4.3% for the six months ended, respectively, as compared to the same periods last year.
•Bookings increased approximately 70% in the second quarter of 2021 compared to 2020 indicating an improved demand for our products as well as increase in orders in advance of our announced June 1, 2021 price increase.
•Our three months ended June 30, 2021 results demonstrated increased productivity compared to 2020. Our second quarter of 2020 was impacted by high absenteeism in our production facilities due to COVID-19.
•We invested $33.2 million in capital expenditures, including completing our work on projects such as our Longview, TX expansion and the purchase of additional Salvagnini machines that will increase our sheet metal capacity. In 2021, we continue to invest in projects that will improve our production capabilities and efficiencies.

Backlog

The following table shows our historical backlog levels:

June 30, 2021	December 31, 2020	June 30, 2020
(in thousands)
$138,131	$74,417	$103,508

The Company started 2020 with a high backlog due to challenges maintaining adequate sheet-metal production capacity in 2019. The Company started to increase its sheet-metal production capacity at the end of 2019 and into 2020 with the addition of new Salvagnini machines. This led in part to all time record sales and earnings for the year-ended December 31, 2020 that helped reduce our backlog at the end of 2020. In 2021, as a result of our decreased lead time, increase in demand, and increase in orders in advance of our announced June 1, 2021 price increase, bookings increased approximately 70% in the second quarter of 2021 compared to 2020.

Results of Operations

Three months ended June 30, 2021 vs. Three months ended June 30, 2020

Units Sold

	Three Months Ended
	June 30, 2021	June 30, 2020
Rooftop units	4,657	3,746
Condensing units	618	446
Air handlers	707	501
Outdoor mechanical rooms	13	6
Water source heat pumps	1,908	1,645
Total Units	7,903	6,344

Net Sales

	Three Months Ended
	June 30, 2021	June 30, 2020
			Change	% Change
	(in thousands, except unit data)
Net sales	$143,876	$125,596	$18,280	14.6%
Total units	7,903	6,344	1,559	24.6%

The second quarter of 2021 benefited from increased demand and increased employee attendance that allowed the Company to run at a higher capacity. This included a 24.6% increase in total units sold, mostly related to our rooftop units. Shifts in product mix offset the increases we saw in volume of units.

Cost of Sales

	Three Months Ended		Percent of Sales
	June 30, 2021	June 30, 2020
			2021	2020
	(in thousands)
Cost of sales	$101,769	$87,465	70.7%	69.6%
Gross profit	42,107	38,131	29.3%	30.4%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. We continue to see overall raw material costs increase. The increase in overall raw material costs, resulted in a slight decrease in gross profit during the three months ended June 30, 2021 as compared to 2020.

Twelve-month average raw material cost per pound as of June 30:

	2021	2020	% Change

Copper	$4.02	$3.65	10.1%
Galvanized steel	$0.76	$0.51	49.0%
Stainless steel	$1.46	$1.36	7.4%
Aluminum	$1.98	$1.78	11.2%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	June 30, 2021	June 30, 2020
			2021	2020
	(in thousands)
Warranty	$2,028	$1,837	1.4%	1.5%
Profit sharing	2,919	2,524	2.0%	2.0%
Salaries & benefits	6,025	4,796	4.2%	3.8%
Stock compensation	1,368	1,654	1.0%	1.3%
Advertising	261	91	0.2%	0.1%
Depreciation	635	493	0.4%	0.4%
Insurance	730	240	0.5%	0.2%
Professional fees	682	714	0.5%	0.6%
Donations	273	1,606	0.2%	1.3%
Bad debt expense	(4)	(218)	—%	(0.2)%
Other	1,978	2,202	1.4%	1.8%
Total SG&A	$16,895	$15,939	11.7%	12.7%

The Company's warranty expense continues to improve, with payments decreasing 4.5% in the second quarter of 2021 compared to 2020, after making significant quality control improvements in the past two years. Profit sharing expenses increased due to our increased earnings for the period. Salaries and benefits are up slightly due to increases in bonuses and employee incentives. Insurance expense increased due to an increase in overall premiums during the period.

Income Taxes

	Three Months Ended		Effective Tax Rate
	June 30, 2021	June 30, 2020
			2021	2020
	(in thousands)
Income tax provision	$4,632	$4,439	18.3%	20.0%

The Company’s estimated annual 2021 effective tax rate, excluding discrete events, is expected to be approximately 25%. On May 21, 2021, the State of Oklahoma reduced its corporate tax rate from 6% to 4%. As a result of these changes, the Company adjusted its state deferred tax assets and liabilities in the second quarter of 2021 using the newly enacted rate for the periods when they are expected to be realized.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Units Sold

	Six Months Ended
	June 30, 2021	June 30, 2020
Rooftop units	7,616	7,807
Condensing units	1,136	854
Air handlers	1,200	1,011
Outdoor mechanical rooms	20	16
Water source heat pumps	3,532	3,262
Total Units	13,504	12,950

Net Sales

	Six Months Ended
	June 30, 2021	June 30, 2020
			Change	% Change
	(in thousands, except unit data)
Net sales	$259,664	$263,079	$(3,415)	(1.3)%
Total units	13,504	12,950	554	4.3%

The first half of 2020, benefited from a high backlog that allowed the Company to run at full capacity and set all time record highs for revenues in the first quarter of 2020 as well as a strong second quarter. The order intake began to slow in late 2020 and the Company intentionally slowed production in January 2021 to keep its backlog at a healthy level. Additionally, the Company lost production days in January for planned maintenance and in February due to impacts of bad weather. Although overall units sold increased approximately 4.3% for the six months ended 2021 vs 2020, the increase in units were mostly related to our lower sale price per units as compared to the previous period.

Cost of Sales

	Six Months Ended		Percent of Sales
	June 30, 2021	June 30, 2020
			2021	2020
	(in thousands)
Cost of sales	$184,400	$182,001	71.0%	69.2%
Gross profit	75,264	81,078	29.0%	30.8%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. We continue to see overall raw material costs increase. In addition, the decrease in overall production in early 2021 compared to 2020, driven by slower demand and order intake, resulted in unfavorable labor and overhead inefficiencies, including the Company's ability to absorb certain fixed costs in early 2021.

Combined with the increase in overall raw material costs, this resulted in an overall decrease in gross profit during six months ended June 30, 2021 as compared to 2020.

Twelve-month average raw material cost per pound as of June 30:

	2021	2020	% Change

Copper	$4.02	$3.65	10.1%
Galvanized steel	$0.76	$0.51	49.0%
Stainless steel	$1.46	$1.36	7.4%
Aluminum	$1.98	$1.78	11.2%

Selling, General and Administrative Expenses

	Six Months Ended		Percent of Sales
	June 30, 2021	June 30, 2020
			2021	2020
	(in thousands)
Warranty	$3,495	$3,302	1.3%	1.3%
Profit sharing	5,051	5,691	1.9%	2.2%
Salaries & benefits	11,059	10,196	4.3%	3.9%
Stock compensation	2,659	2,690	1.0%	1.0%
Advertising	467	217	0.2%	0.1%
Depreciation	1,334	955	0.5%	0.4%
Insurance	1,461	479	0.6%	0.2%
Professional fees	1,407	1,254	0.5%	0.5%
Donations	226	1,786	0.1%	0.7%
Bad debt expense	(17)	76	—%	—%
Other	4,449	4,507	1.7%	1.7%
Total SG&A	$31,591	$31,153	12.2%	11.8%

Our SG&A expense is stable year over year. Insurance expense increased due to an increase in overall premiums during the period. Donations are down as the second quarter of 2020 had a one time donation of $1.25 million to Winifred Public Schools. Salaries and benefits are up slightly due to increases in bonuses and employee incentives.

Income Taxes

	Six Months Ended		Effective Tax Rate
	June 30, 2021	June 30, 2020
			2021	2020
	(in thousands)
Income tax provision	$6,737	$10,415	15.4%	20.8%

The Company’s estimated annual 2021 effective tax rate, excluding discrete events, is expected to be approximately 25%. The six months ended June 30, 2021 had a lower tax rate, compared to 2020, due to an increase in our excess tax benefit related to stock awards of $1.5 million or 78%. The increase was primarily due to timing of stock awards as a result of our high stock price during the three months ended March 31, 2021. In addition, in May 2021, the State of Oklahoma reduced corporate tax rate from 6% to 4%. As a result of these changes, the Company adjusted its state deferred tax assets and liabilities in the second quarter of 2021 using the newly enacted rate for the periods when they are expected to be realized.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash increased $32.4 million from December 31, 2020 to June 30, 2021 and totaled $111.4 million at June 30, 2021.

Revolving Line of Credit - Under the revolving credit facility, there was one standby letter of credit of $1.8 million as of June 30, 2021. At June 30, 2021, we have $28.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at June 30, 2021 and December 31, 2020. Interest on borrowings is payable monthly at LIBOR plus 2.0%.

As of June 30, 2021, we were in compliance with our financial covenants related to the new revolving credit facility. These financial covenants require that we meet certain parameters related to our consolidated leverage ratio and our consolidated total liabilities to tangible net worth ratio. At June 30, 2021, our consolidated leverage ratio was 0.01 to 1 and met the requirement of being less than 2 to 1. Our consolidated total liabilities to tangible net worth ratio was 0.3 to 1, and met the requirement of being less than 2 to 1.

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

Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2021			June 30, 2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	103,689	$4,987	$48.10
401(k)	148,317	10,271	69.25	208,604	10,957	52.53
Directors and employees	21,706	1,532	70.58	22,147	1,102	49.76
Total	170,023	$11,803	$69.42	334,440	$17,046	$50.97

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	June 30, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	8,054,977	155,271	19.28
Directors and employees	2,026,907	22,283	10.99
Total	14,287,139	$252,347	$17.66

Dividends - At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19
May 17, 2021	June 3, 2021	July 1, 2021	$0.19

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2021 and 2020. For additional details, see the consolidated financial statements.

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Operating Activities
Net Income	$36,991	$39,657
Income statement adjustments, net	23,758	22,954
Changes in assets and liabilities:
Accounts receivable	(5,936)	10,929
Income taxes	1,248	(4,382)
Inventories	(5,472)	(11,617)
Prepaid expenses and other	799	(568)
Accounts payable	10,650	2,893
Deferred revenue	574	473
Accrued liabilities & donations	300	2,423
Net cash provided by operating activities	62,912	62,762
Investing Activities
Capital expenditures	(33,157)	(33,510)
Other	31	86
Net cash used in investing activities	(33,126)	(33,424)
Financing Activities
Stock options exercised	11,848	14,173
Repurchase of stock	(10,271)	(15,937)
Employee taxes paid by withholding shares	(1,532)	(1,102)
Net cash provide by (used in) financing activities	$45	$(2,866)

Cash Flows Provided by Operating Activities

The Company manages cash needs through working capital rather than drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments. The Company has been able to improve its collections of outstanding receivables due in part through prepayment of orders. The decrease in cash flows from receivables was due to the increase in sales in June 2021 and due to the lower overall accounts receivable at December 31, 2020, as a result of the planned Company shutdown during the last week of December 2020. The Company also strategically purchases inventory, when we continue to see overall raw material costs increase, to take advantage of favorable pricing and also to minimize future supply chain disruptions.

Cash Flows Used in Investing Activities

The capital expenditures for 2020 related primarily to the expansion of our Longview, Texas facility, which was completed and became operational during early 2021. Additionally in 2020, we purchased Salvagnini sheet metal fabrication machines and completed our R&D lab as well as other operational improvements. The capital expenditure program for 2021 is estimated to be approximately $70.7 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows Used in Financing Activities

Stock options exercised fluctuate due to timing of employee exercises. The Company purchased approximately $5.0 million of our outstanding stock through the open market buyback program (Note 13) during the six months ended June 30, 2020. There were no open market buybacks of our outstanding stock during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase obligations as of June 30, 2021.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2021.

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

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through June 30, 2021, we repurchased approximately 8.1 million shares (at current market prices) for an aggregate price of $155.3 million, or an average price of $19.28 per share.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices. From inception through June 30, 2021, we repurchased approximately 2.0 million shares (at current market prices) for an aggregate price of $22.3 million, or an average price of $10.99 per share.

Repurchases during the second quarter of 2021 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2021	13,642	$69.18	13,642	—
May 2021	30,372	66.58	30,372	—
June 2021	38,687	62.92	38,687	—
Total	82,701	$65.31	82,701	—

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) our Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; (iii) our Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: August 5, 2021	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: August 5, 2021	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer