Form 10-Q
period 2021-09-30
AAON, INC.
filed 2021-11-04
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

As of November 1, 2021, registrant had outstanding a total of 52,428,030 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2021	December 31, 2020
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$101,813	$79,025
Restricted cash	660	3,263
Accounts receivable, net of allowance for credit losses of $477 and $506, respectively	58,756	47,387
Income tax receivable	1,999	4,587
Note receivable	32	31
Inventories, net	104,553	82,219
Prepaid expenses and other	2,802	3,739
Total current assets	270,615	220,251
Property, plant and equipment:
Land	5,016	4,072
Buildings	131,327	122,171
Machinery and equipment	299,226	281,266
Furniture and fixtures	21,679	18,956
Total property, plant and equipment	457,248	426,465
Less: Accumulated depreciation	216,667	203,125
Property, plant and equipment, net	240,581	223,340
Goodwill and intangible assets, net	3,229	3,267
Right of use assets	1,421	1,571
Note receivable	557	579
Total assets	$516,403	$449,008

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,940	$12,447
Accrued liabilities	48,266	46,586
Total current liabilities	74,206	59,033
Deferred tax liabilities	31,090	28,324
Other long-term liabilities	4,434	4,423
New market tax credit obligation (a)	6,394	6,363
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,420,486 and 52,224,767 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	210	209
Additional paid-in capital	11,966	5,161
Retained earnings	388,103	345,495
Total stockholders' equity	400,279	350,865
Total liabilities and stockholders' equity	$516,403	$449,008
(a) Held by variable interest entities (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Net sales	$138,571	$134,772	$398,235	$397,851
Cost of sales	102,552	93,924	286,952	275,925
Gross profit	36,019	40,848	111,283	121,926
Selling, general and administrative expenses	15,897	14,716	47,488	45,869
Gain on disposal of assets	(15)	1	(15)	(61)
Income from operations	20,137	26,131	63,810	76,118
Interest (expense) income, net	(10)	10	(11)	90
Other (expense) income, net	(19)	15	37	20
Income before taxes	20,108	26,156	63,836	76,228
Income tax provision	4,527	5,696	11,264	16,111
Net income	$15,581	$20,460	$52,572	$60,117
Earnings per share:
Basic	$0.30	$0.39	$1.00	$1.15
Diluted	$0.29	$0.38	$0.98	$1.14
Cash dividends declared per common share:	$—	$—	$0.19	$0.19
Weighted average shares outstanding:
Basic	52,420,711	52,260,551	52,392,300	52,174,705
Diluted	53,546,513	53,151,295	53,664,997	52,955,049

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2020	52,225	$209	$5,161	$345,495	$350,865
Net income	—	—	—	52,572	52,572
Stock options exercised and restricted	438	2	14,571	—	14,573
stock awards granted
Share-based compensation	—	—	8,784	—	8,784
Stock repurchased and retired	(243)	(1)	(16,550)	—	(16,551)
Dividends	—	—	—	(9,964)	(9,964)
Balances at September 30, 2021	52,420	$210	$11,966	$388,103	$400,279

	Three Months Ended September 30, 2021
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2021	52,416	$210	$10,998	$372,518	$383,726
Net income	—	—	—	15,581	15,581
Stock options exercised and restricted	77	—	2,725	—	2,725
stock awards granted
Share-based compensation	—	—	2,991	—	2,991
Stock repurchased and retired	(73)	—	(4,748)	—	(4,748)
Dividends	—	—	—	4	4
Balances at September 30, 2021	52,420	$210	$11,966	$388,103	$400,279

	Nine Months Ended September 30, 2020
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2019	52,079	$208	$3,631	$286,301	290,140
Net income	—	—	—	60,117	60,117
Stock options exercised and restricted	616	2	18,517	—	18,519
stock awards granted
Share-based compensation	—	—	8,546	—	8,546
Stock repurchased and retired	(430)	(1)	(22,519)	—	(22,520)
Dividends	—	—	—	(9,910)	(9,910)
Balances at September 30, 2020	52,265	$209	$8,175	$336,508	$344,892

	Three Months Ended September 30, 2020
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2020	52,234	$209	$6,451	$316,035	$322,695
Net income	—	—	—	20,460	20,460
Stock options exercised and restricted	126	—	4,346	—	4,346
stock awards granted
Share-based compensation	—	—	2,852	—	2,852
Stock repurchased and retired	(95)	—	(5,474)	—	(5,474)
Dividends	—	—	—	13	13
Balances at September 30, 2020	52,265	$209	$8,175	$336,508	$344,892
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Operating Activities	(in thousands)
Net income	$52,572	$60,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,532	18,971
Amortization of debt issuance cost	31	31
Provision for credit losses on accounts receivable, net of adjustments	—	193
Provision for excess and obsolete inventories	378	1,776
Share-based compensation	8,784	8,546
(Gain) loss on disposition of assets	(15)	(61)
Foreign currency transaction (gain) loss	(1)	18
Interest income on note receivable	(19)	(19)
Deferred income taxes	2,766	7,676
Changes in assets and liabilities:
Accounts receivable	(11,369)	5,011
Income taxes	2,588	(3,142)
Inventories	(22,712)	(6,994)
Prepaid expenses and other	937	(598)
Accounts payable	16,390	3,654
Deferred revenue	316	1,128
Accrued liabilities	1,525	688
Net cash provided by operating activities	74,703	96,995
Investing Activities
Capital expenditures	(42,636)	(48,955)
Proceeds from sale of property, plant and equipment	19	61
Principal payments from note receivable	41	38
Net cash used in investing activities	(42,576)	(48,856)
Financing Activities
Stock options exercised	14,573	18,519
Repurchase of stock	(15,014)	(21,390)
Employee taxes paid by withholding shares	(1,537)	(1,130)
Cash dividends paid to stockholders	(9,964)	(9,910)
Net cash used in financing activities	(11,942)	(13,911)
Net increase in cash, cash equivalents and restricted cash	20,185	34,228
Cash, cash equivalents and restricted cash, beginning of period	82,288	44,373
Cash, cash equivalents and restricted cash, end of period	$102,473	$78,601

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

Impact of February 2021 Weather

In February 2021, record-breaking winter storms affected Oklahoma and Texas, causing sustained below freezing temperatures, hazardous driving conditions, rolling blackouts, water main breaks, and a host of other weather related issues. In addition to significant absenteeism as a result of employees being unable to travel to and from work due to inadequate transportation and/or hazardous road conditions, the Company made the decision to shut down the Tulsa, OK and Longview, TX plants for several days. This decision was based on the expected employee absenteeism as well as the expected rolling blackouts caused by the increased demand on the electrical and natural gas power grids. Although we lost several production days in mid-February 2021, we do not believe that the impact of this weather event had a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ending December 31, 2021.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for higher employee absenteeism, mostly in June 2020, in our manufacturing facilities. Our Longview, TX facility suffered from COVID-19 related absenteeism in the quarter ending September 30, 2021, which reduced the production of coils that were needed to complete units at our Tulsa, OK facility. We maintained continuous operations during the nine months ended September 30, 2021, except for planned maintenance in January and the weather related shutdown in February 2021. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments and we have facilitated voluntary on-site COVID-19 vaccine clinics. The Company utilizes sanitation stations and performs additional cleaning and sanitation throughout the day.

We witnessed increases in some of our raw material prices, especially in copper and steel, which appear to be an impact of COVID-19, and have put in place price increases in our products and continue to make strategic purchases of materials when we see opportunities. Although, we have experienced some supply chain challenges, due to our strong vendor relationships as well as our favorable liquidity position, we have experienced minimal disruption to our supply chain due to COVID-19. We anticipate that the average cost of raw materials and certain components purchased, including the impact of rising inflation and tariffs, for the remainder of 2021 will be higher than the costs experienced during the year ended December 31, 2020.

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, some employee absenteeism, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. While our supply chain disruptions to date have been minimal and intermittent, they have impacted the production process which creates inefficiencies and can deteriorate our profit margins.

Additionally, we continue to experience challenges in a tight labor market, especially the hiring of both skilled and unskilled production labor. In July 2021, we increased starting wages for our production workforce by 7.0%. We also have put a cost of living increase of 3.5% in place in October for all employees below the Director level. We will continue to implement human resource initiatives to retain and attract labor to further improve productivity and production efficiencies.

Because we have managed to maintain almost continuous operations with reasonable lead times through 2020 and 2021, our order intake is strong and has increased throughout 2021 as the economy has opened back up and COVID-19 restrictions have lessened. We expect to increase our production for the remainder of 2021 and into 2022.

We do not believe that the impact of the COVID-19 pandemic will have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ended December 31, 2021. However, we are continually monitoring the progression of the COVID-19 pandemic, including the recent Delta variant, and its potential effects on our financial position, results of operations, and cash flows.

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

Intangible Assets

Our intangible assets include various trademarks, service marks and technical knowledge acquired in our February 2018 business combination. We amortize our intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review. As of March 31, 2021, our intangible assets were fully amortized. As of December 31, 2020, our intangible assets, net of amortization, were approximately $38 thousand. The amount of amortization was $58 thousand for the three months ended September 30, 2020 and $38 thousand and $175 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired business, in our February 2018 business combination, over the fair value of the individual assets acquired, net of liabilities assumed.  Goodwill at September 30, 2021 is deductible for income tax purposes. Goodwill is not amortized, but instead is evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant. As of September 30, 2021 and December 31, 2020, our goodwill was approximately $3.2 million.

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

2.  Revenue Recognition

Disaggregated net sales by major source:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Rooftop units	$103,900	$102,750	$298,695	$312,725
Condensing units	6,797	6,304	20,630	15,307
Air handlers	6,279	5,805	19,958	18,068
Outdoor mechanical rooms	208	867	1,183	2,216
Water source heat pumps	5,215	6,770	16,305	14,269
Part sales	12,102	10,484	30,325	24,562
Other	4,070	1,792	11,139	10,704
Net Sales	$138,571	$134,772	$398,235	$397,851

Disaggregated units sold by major source:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Rooftop units	3,746	4,372	11,362	12,179
Condensing units	560	593	1,696	1,447
Air handlers	646	534	1,846	1,545
Outdoor mechanical rooms	2	6	22	22
Water source heat pumps	1,576	1,847	5,108	5,109
Total Units	6,530	7,352	20,034	20,302

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $9.5 million and $11.5 million for the three months ended September 30, 2021 and 2020, respectively. The amount of payments to our Representatives were $34.5 million and $39.0 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company also sells extended warranties on parts for various lengths of time ranging from six months to 10 years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

3.  Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Accounts receivable	$59,233	$47,893
Less: Allowance for credit losses	(477)	(506)
Total, net	$58,756	$47,387

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$518	$429	$506	$353
Provisions (recoveries) for expected credit	(12)	117	—	193
losses, net of adjustments
Accounts receivable written off, net of recoveries	(29)	—	(29)	—
Balance, end of period	$477	$546	$477	$546

4.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Raw materials	$97,167	$76,238
Work in process	4,749	2,088
Finished goods	4,929	7,154
Total, gross	106,845	85,480
Less: Allowance for excess and obsolete inventories	(2,292)	(3,261)
Total, net	$104,553	$82,219

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$2,726	$2,373	$3,261	$2,644
Provisions for excess and obsolete	86	1,969	378	1,776
inventories
Inventories written off	(520)	(230)	(1,347)	(308)
Balance, end of period	$2,292	$4,112	$2,292	$4,112

5.  Supplemental Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Supplemental disclosures:	(in thousands)
Income taxes paid	$3,167	$1,841	$5,909	$11,576
Non-cash investing and financing activities:
Non-cash capital expenditures[1]	$(1,052)	$(4,421)	$(2,897)	$625
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

Changes in the warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Warranty accrual:	(in thousands)
Balance, beginning of period	$14,008	$13,160	$13,522	$12,652
Payments made	(1,825)	(1,687)	(4,834)	(4,481)
Provisions	1,272	2,054	4,767	5,356
Balance, end of period	$13,455	$13,527	$13,455	$13,527

Warranty expense:	$1,272	$2,054	$4,767	$5,356

7.  Accrued Liabilities

Accrued liabilities were comprised of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Warranty	$13,455	$13,522
Due to representatives	8,006	8,296
Payroll	8,770	8,155
Profit sharing	2,360	2,902
Worker's compensation	303	594
Medical self-insurance	1,574	1,546
Customer prepayments	5,296	5,067
Donations	370	570
Employee vacation time	3,747	3,321
Other	4,385	2,613
Total	$48,266	$46,586

8.  Revolving Credit Facility

On July 26, 2021, the Company entered into a new revolving credit facility which provides for maximum borrowings of $30.0 million. Under the line of credit, there is one standby letter of credit totaling $1.8 million. Borrowings available under the revolving credit facility at September 30, 2021 were $28.2 million. Interest on borrowings is payable monthly at LIBOR plus 2.0%. The new revolving credit facility includes fallback language clearly defining an alternative reference rate which provides for specified replacement rates, as defined in the revolving credit facility agreement, upon a LIBOR cessation event. At the time of a LIBOR cessation event, the replacement rate self-executes without the need for negotiations or a formal amendment process. No fees are associated with the unused portion of the committed amount. The revolving credit facility expires on July 26, 2024.

We had no outstanding balance under our revolving credit facility at September 30, 2021 and December 31, 2020.

As of September 30, 2021, we were in compliance with our financial covenants related to the new revolving credit facility. These financial covenants require that we meet certain parameters related to our consolidated leverage ratio and our consolidated total liabilities to tangible net worth ratio. At September 30, 2021, our consolidated leverage ratio was 0.02 to 1 and met the requirement of being less than 2 to 1. Our consolidated total liabilities to tangible net worth ratio was 0.3 to 1, and met the requirement of being less than 2 to 1.

9.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Current	$4,508	$3,081	$8,498	$8,435
Deferred	19	2,615	2,766	7,676
Income tax provision	$4,527	$5,696	$11,264	$16,111

The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	3.4	2.3	3.0	4.0
Excess tax benefits	(2.2)	(2.3)	(6.0)	(3.3)
Return to provision adjustments	0.6	0.5	—	0.2
Other	(0.3)	0.3	(0.4)	(0.8)
Effective tax rate	22.5%	21.8%	17.6%	21.1%
On May 21, 2021, the State of Oklahoma enacted House Bill 2960, effectively reducing the corporate income tax rate in Oklahoma from 6% to 4%. As a result of these changes, the Company adjusted its state deferred tax assets and liabilities in the second quarter of 2021 using the newly enacted rate for the periods when they are expected to be realized. This resulted in a benefit of $0.8 million included in the table above under State income taxes, net of Federal benefit, for the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company recorded an excess tax benefit of $3.8 million as compared to $2.5 million during the same period in 2020, an increase of 54%. The increase was primarily due to timing of stock option exercises as a result of our high stock price during the three months ended March 31, 2021.

We earn investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As of September 30, 2021, we have investment tax credit carryforwards of approximately $3.7 million. These credits have estimated expirations ranging from the year 2036 through 2040.

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

American Rescue Plan Act

On March 11, 2021, the American Rescue Plan Act (the “ARPA”) was enacted and signed into law. The ARPA is an economic stimulus package in response to the COVID-19 pandemic, which contains tax provisions that did not have a material impact to our consolidated financial statements. In accordance with accounting standards for income taxes, the impact of this new tax legislation was taken into account in the first quarter of 2021, the period in which it was enacted.

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

On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan (as amended, the "2016 Plan") which provides for approximately 8.9 million shares, comprised of 3.4 million new shares provided for under the 2016 Plan, approximately 0.4 million shares that were available for issuance under the previous LTIP that are now authorized for issuance under the 2016 Plan, approximately 2.6 million shares that were approved by the stockholders on May 15, 2018, and an additional 2.5 million shares that were approved by the stockholders on May 12, 2020. Under the 2016 Plan, shares can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalent rights, and other awards. Under the 2016 Plan, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant. The 2016 Plan is administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as is designated by the Board of Directors (the “Committee”). Membership on the Committee is limited to independent directors. The Committee determines the persons to whom awards are to be made, the type, size and terms of awards, interprets the 2016 Plan, establishes and revises rules and regulations relating to the 2016 Plan and makes any other determinations that it believes necessary for the administration of the 2016 Plan. The Committee may delegate certain duties to one or more officers of the Company as provided in the 2016 Plan.

Options

The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2021 is $19.5 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2021 and 2020 using a Black Scholes-Merton Model:

	Nine months ended
	September 30, 2021	September 30, 2020
Directors and SLT[1]:
Expected dividend rate	$0.38	$0.33
Expected volatility	35.78%	31.63%
Risk-free interest rate	0.51%	0.64%
Expected life (in years)	4.0	5.0
Employees:
Expected dividend rate	$0.38	$0.32
Expected volatility	38.69%	31.31%
Risk-free interest rate	0.30%	0.68%
Expected life (in years)	3.0	5.0
[1] Senior Leadership Team ("SLT") consists of officers and key members of management.

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

The following is a summary of stock options vested and exercisable as of September 30, 2021:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$8.17	-	$40.87	593,901	4.88	$30.33	$20,790
$41.37	-	$41.37	415,541	6.72	41.37	9,961
$42.42	-	$73.36	139,605	8.36	45.08	2,828
		Total	1,149,047	5.97	$36.12	$33,579

The following is a summary of stock options vested and exercisable as of September 30, 2020:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$36.95	526,235	5.51	$28.03	$16,957
$37.00	-	$40.87	1,978	7.34	38.50	43
$41.37	-	$60.32	210,496	8.19	41.53	3,940
		Total	738,709	6.28	$31.90	$20,940

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	3,752,945	$39.00
Granted	360,980	72.93
Exercised	(412,284)	35.35
Forfeited or Expired	(140,077)	48.51
Outstanding at September 30, 2021	3,561,564	$42.49
Exercisable at September 30, 2021	1,149,047	$36.12

The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $15.1 million and $12.1 million, respectively. The cash received from options exercised during the nine months ended September 30, 2021 and 2020 was $14.6 million and $18.5 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

The total pre-tax compensation cost related to unvested PSUs not yet recognized as of September 30, 2021 is $1.1 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the nine months ended September 30, 2021 using a Monte Carlo Model:

Nine months ended
September 30, 2021

Expected dividend rate	$0.38
Expected volatility	39.10%
Risk-free interest rate	0.28%
Expected life (in years)	2.60

The expected term of the PSUs is based on the remaining performance period ending December 31, 2023. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	18,483	87.78
Vested	—	—
Forfeited	(1,632)	87.78
Unvested at September 30, 2021	16,851	$87.78

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At September 30, 2021, unrecognized compensation cost related to unvested restricted stock awards was approximately $4.8 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	224,691	$38.22
Granted	32,600	69.12
Vested	(89,523)	35.85
Forfeited	(7,051)	49.81
Unvested at September 30, 2021	160,717	$45.29

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Grant date fair value of awards during the period:	(in thousands)
Options	$152	$258	$6,870	$12,332
Performance awards	32	—	1,622	—
Restricted stock	80	—	2,253	3,316
Total	$264	$258	$10,745	$15,648

Share-based compensation expense:
Options	$2,167	$2,208	$6,594	$6,136
Performance awards	166	—	355	—
Restricted stock	658	644	1,835	2,410
Total	$2,991	$2,852	$8,784	$8,546

Income tax benefit/(deficiency) related to share-based compensation:
Options	$440	$579	$3,010	$1,990
Restricted stock	1	9	820	503
Total	$441	$588	$3,830	$2,493

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

11. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the nine months ended September 30, 2021 and 2020.

The Company matches 175%, up to 6%, of employee contributions of eligible compensation in Company stock. The Company match vests over six years, with 20% vesting each year after two years of service. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$2,526	$2,242	$6,924	$6,791

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Profit sharing bonus plan expense	$2,358	$3,000	$7,409	$8,691

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Medical claim payments	$2,342	$2,985	$6,188	$6,843
Health saving account contributions	888	890	2,621	2,663

12.  Earnings Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities. Dilutive common shares consist primarily of stock options, restricted stock awards and performance restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:	(in thousands, except share and per share data)
Net income	$15,581	$20,460	$52,572	$60,117
Denominator:
Basic weighted average shares	52,420,711	52,260,551	52,392,300	52,174,705
Effect of dilutive stock options, restricted stock	1,125,802	890,744	1,272,697	780,344
and performance awards
Diluted weighted average shares	53,546,513	53,151,295	53,664,997	52,955,049
Earnings per share:
Basic	$0.30	$0.39	$1.00	$1.15
Diluted	$0.29	$0.38	$0.98	$1.14
Anti-dilutive shares:
Shares	375,428	118,832	291,236	473,295

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

Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2021			September 30, 2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	103,689	$4,987	$48.10
401(k)	220,336	15,014	68.14	303,112	16,403	54.12
Directors and employees	21,779	1,537	70.57	22,655	1,130	49.88
Total	242,115	$16,551	$68.36	429,456	$22,520	$52.44

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	September 30, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	8,126,996	160,014	19.69
Directors and employees	2,026,980	22,288	11.00
Total	14,359,231	$257,095	$17.90

Subsequent to September 30, 2021 and through November 1, 2021, the Company repurchased 19,545 shares for $1.3 million from our 401(k) savings and investment plan.

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2021.

16.  Related Parties

The Company purchases some supplies from an entity controlled by the Company’s Executive Chairman. The Company sometimes makes sales to the Executive Chairman and CEO/President. Additionally, the Company sells units to an entity owned by a member of the CEO/President's immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for Third Party Products.

The following is a summary of transactions and balance with affiliates:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Sales to affiliates	$1,560	$662	$2,372	$2,550
Payments to affiliates	23	110	153	207

			September 30, 2021	December 31, 2020
			(in thousands)
Due from affiliates			$544	$342
Due to affiliates			—	—

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Sales
Units	$125,862	$123,827	$366,597	$372,267
Parts - External	12,977	11,222	32,369	26,162
Parts - Inter-segment	6,325	5,659	19,005	18,074
Other	(268)	(277)	(731)	(578)
Eliminations	(6,325)	(5,659)	(19,005)	(18,074)
Net sales	$138,571	$134,772	$398,235	$397,851

Gross Profit
Units	$35,167	$41,675	$111,247	$128,523
Parts - External	5,072	4,917	12,385	11,641
Parts - Inter-segment	(366)	(758)	(527)	(1,587)
Other	(4,220)	(5,744)	(12,349)	(18,238)
Eliminations	366	758	527	1,587
Net gross profit	$36,019	$40,848	$111,283	$121,926

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

Overview

We engineer, manufacture and market air conditioning and heating equipment consisting of standard, semi-custom and custom rooftop units, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, medical and other commercial industries. We market our products to all 50 states in the United States and all provinces in Canada. Foreign sales were approximately $11.0 million of our total net sales for the nine months just ended and $8.4 million of our sales during the same period of 2020.

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

We sell our products to property owners and contractors through a network of manufacturers’ representatives and our internal sales force. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth and the relative age of the population. Our sales strategy is currently balanced between new construction and replacement applications. The new construction market through the third quarter of 2021 has improved compared to 2020. We continue to emphasize the benefits of AAON equipment to property owners in the replacement market.

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for isolated higher employee absenteeism, especially in June 2020, in our manufacturing facilities. Our Longview, TX facility suffered from COVID-19 related absenteeism in the quarter ending September 30, 2021, which reduced the production of coils that were needed to complete units at our Tulsa, OK facility. We maintained continuous operations during the nine months ended September 30, 2021 except for the shutdown for planned maintenance in January 2021 and the February 2021 weather related event described in Note 1. For the most part, our workers are able to socially distance themselves during the manufacturing process. Additional precautions have been taken to social distance workers that work in close environments and we have facilitated voluntary on-site COVID-19 vaccine clinics. The Company utilizes sanitation stations and performs additional cleaning and sanitation throughout the day.

While the Company's operations are primarily in Oklahoma and Texas, our domestic sales to customers cover almost all 50 states. Only the state of Texas is responsible for more than 10% of our revenues. Because we have managed to maintain almost continuous operations with reasonable lead times through 2020 and 2021, our order intake is strong and has increased throughout 2021 as the economy has opened back up and COVID-19 restrictions have lessened. We expect to increase our production for the remainder of 2021 and into 2022.

The Architecture Billings Index ("ABI") was down for most of 2020, indicating a decline in construction, which started to impact the new nonresidential construction market in late 2020. This slightly impacted the Company with a slower order intake level and caused us to slow down some of our production in the beginning of the first quarter 2021. Beginning in February 2021, the ABI index began a historic rebound with the May and June 2021 ABI Index being two of the highest scores in the index's 25-year history. While the ABI did start to decline in June and July, August and September were two straight months of increases.

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

We had unrestricted cash and cash equivalents of $101.8 million as of September 30, 2021. Our capital expenditures during the nine months ended September 30, 2021 were $42.6 million, as compared to $49.0 million for the same period a year ago, and we anticipate our full-year 2021 capital expenditures will total approximately $60.0 million. The expansion of our Longview, Texas facility was completed and operational during the first quarter 2021. The Company also has $28.2 million available under its line of credit.

Additionally, we continue to experience challenges in a tight labor market, especially the hiring of both skilled and unskilled production labor. In July 2021, we increased starting wages for our production workforce by 7.0%. We also have put a cost of living increase of 3.5% in place in October for all employees below the Director level. We will continue to implement human resource initiatives to retain and attract labor to further improve productivity and production efficiencies.

The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead, freight and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper, and aluminum, and are obtained from domestic suppliers. We also purchase from domestic manufacturers certain components, including compressors, motors, and electrical controls. Although, we have experienced some supply chain challenges, due to our strong vendor relationships as well as our favorable liquidity position, we have experienced minimal disruption to our supply chain due to COVID-19. While our supply chain disruptions to date have been minimal and intermittent, they have impacted the production process which creates inefficiencies and can deteriorate our profit margins.

The price levels of most raw materials were stable prior to 2020, but we continue to see increases in raw material costs which we are managing through price increases to counteract their impact. There is also a possibility prices could rise in the future depending on the impact COVID-19 and subsequent inflation has on our supply chain. At September 30, 2021, the price (twelve month trailing average) for copper, galvanized steel, stainless steel and aluminum increased 38.3%, 79.5%, 39.8%, and 56.7%, respectively, as compared to the price (twelve month trailing average) at September 30, 2020. We anticipate that the average cost of raw materials and certain components purchased, including the impact of rising inflation and tariffs, for the remainder of 2021 will be higher than the costs experienced during the year ended December 31, 2020.

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

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•Our backlog is at a record level, 144% higher than it was at December 31, 2020 due to our reasonable lead times and quality products.

•Our third quarter 2021 results demonstrated a positive performance, despite the external challenges, with sales increasing approximately 2.8% for the three months ended as compared to the same period last year.

•Bookings increased approximately 60% in the third quarter of 2021 compared to 2020 indicating an improved demand for our products as well as increase in orders in advance of our announced September 2021 price increases.

•Our warranty expense decreased 38% in the third quarter of 2021 compared to 2020 as a result of the quality control efforts the Company has put in place in the past few years.

Backlog

The following table shows our historical backlog levels:

September 30, 2021	December 31, 2020	September 30, 2020
(in thousands)
$181,813	$74,417	$84,885

The Company started 2020 with a high backlog due to challenges maintaining adequate sheet-metal production capacity in 2019. The Company started to increase its sheet-metal production capacity at the end of 2019 and into 2020 with the addition of new Salvagnini machines. This led in part to all time record sales and earnings for the year-ended December 31, 2020 that helped reduce our backlog at the end of 2020. In 2021, as a result of our decreased lead time, increase in demand, and increase in orders in advance of our announced June 1, 2021 and September 1, 2021 price increase, bookings increased approximately 60% in the third quarter of 2021 compared to 2020.

Results of Operations

Three months ended September 30, 2021 vs. Three months ended September 30, 2020

Units Sold

	Three Months Ended
	September 30, 2021	September 30, 2020
Rooftop units	3,746	4,372
Condensing units	560	593
Air handlers	646	534
Outdoor mechanical rooms	2	6
Water source heat pumps	1,576	1,847
Total Units	6,530	7,352

Net Sales

	Three Months Ended
	September 30, 2021	September 30, 2020
			Change	% Change
	(in thousands, except unit data)
Net sales	$138,571	$134,772	$3,799	2.8%
Total units	6,530	7,352	(822)	(11.2)%

While the third quarter of 2021 benefited from an increased demand, challenges hiring additional production labor hindered our ability to produce at the same capacity during the three months ended September 30, 2021 as compared to September 30, 2020. This resulted in an 11.2% decrease in total units sold, mostly related to our rooftop units. The quarter benefited from our January and June 2021 price increases, which realized approximately a 5.0% increase in sales in the period. Our parts sales were also up 15% for the quarter that helped increase our net sales for the period.

Cost of Sales

	Three Months Ended		Percent of Sales
	September 30, 2021	September 30, 2020
			2021	2020
	(in thousands)
Cost of sales	$102,552	$93,924	74.0%	69.7%
Gross profit	36,019	40,848	26.0%	30.3%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. The increase in raw material costs were approximately 6.9% of sales for the quarter which were not completely offset by the realization of price increases we put in place during the year. The tightening labor market has caused us to also implement raises in entry level wages ahead of realizing our price increases. The reduction in overall unit production, due to challenges hiring additional production labor, resulted in unfavorable labor and overhead inefficiencies, including the Company's ability to absorb certain fixed costs. Lastly, the small disruptions to our production schedule from supply chain delays negatively impacted our production efficiency. All of these factors resulted in a decrease in gross profit during the three months ended September 30, 2021 as compared to 2020.

Twelve-month average raw material cost per pound as of September 30:

	2021	2020	% Change

Copper	$4.95	$3.58	38.3%
Galvanized steel	$0.79	$0.44	79.5%
Stainless steel	$1.79	$1.28	39.8%
Aluminum	$1.88	$1.20	56.7%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	September 30, 2021	September 30, 2020
			2021	2020
	(in thousands)
Warranty	$1,272	$2,054	0.9%	1.5%
Profit sharing	2,358	3,000	1.7%	2.2%
Salaries & benefits	6,029	4,725	4.4%	3.5%
Stock compensation	1,418	1,330	1.0%	1.0%
Advertising	225	229	0.2%	0.2%
Depreciation	645	515	0.5%	0.4%
Insurance	733	254	0.5%	0.2%
Professional fees	851	542	0.6%	0.4%
Donations	97	106	0.1%	0.1%
Bad debt expense	(12)	117	—%	0.1%
Other	2,281	1,844	1.6%	1.4%
Total SG&A	$15,897	$14,716	11.5%	10.9%

The Company's warranty expense continues to improve after making significant quality control improvements in the past two years. Profit sharing expenses decreased due to our decreased earnings for the period. Salaries and benefits are up due to increases in bonuses and employee incentives.

Income Taxes

	Three Months Ended		Effective Tax Rate
	September 30, 2021	September 30, 2020
			2021	2020
	(in thousands)
Income tax provision	$4,527	$5,696	22.5%	21.8%

The Company’s estimated annual 2021 effective tax rate, excluding discrete events, is expected to be approximately 25%. The effective rate is lower than our estimated rate due to the impact related to excess tax benefits.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Units Sold

	Nine Months Ended
	September 30, 2021	September 30, 2020
Rooftop units	11,362	12,179
Condensing units	1,696	1,447
Air handlers	1,846	1,545
Outdoor mechanical rooms	22	22
Water source heat pumps	5,108	5,109
Total Units	20,034	20,302

Net Sales

	Nine Months Ended
	September 30, 2021	September 30, 2020
			Change	% Change
	(in thousands, except unit data)
Net sales	$398,235	$397,851	$384	0.1%
Total units	20,034	20,302	(268)	(1.3)%

In 2021, the Company lost production days in January for planned maintenance and in February due to impacts of bad weather. While the second and third quarter of 2021 benefited from an increasing demand, challenges hiring additional production labor hindered our ability to produce units at the same capacity in 2020. Although overall units sold decreased approximately 1.3% for the nine months ended September 30 2021 vs 2020, sales increased 0.1% due primarily to our January 2021 price increase. The Company's June price increase has been slower to realize given our large backlog and slightly longer lead times.

Cost of Sales

	Nine Months Ended		Percent of Sales
	September 30, 2021	September 30, 2020
			2021	2020
	(in thousands)
Cost of sales	$286,952	$275,925	72.1%	69.4%
Gross profit	111,283	121,926	27.9%	30.6%

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper and aluminum, which are obtained from domestic suppliers. We continue to see overall raw material costs increase. In addition, reduction in overall unit production due to challenges hiring additional production labor, resulting in unfavorable labor and overhead inefficiencies, including the Company's ability to absorb certain fixed costs. Combined with the increase in overall raw material costs, this resulted in an overall decrease in gross profit during the nine months ended September 30, 2021 as compared to 2020.

Twelve-month average raw material cost per pound as of September 30:

	2021	2020	% Change

Copper	$4.95	$3.58	38.3%
Galvanized steel	$0.79	$0.44	79.5%
Stainless steel	$1.79	$1.28	39.8%
Aluminum	$1.88	$1.20	56.7%

Selling, General and Administrative Expenses

	Nine Months Ended		Percent of Sales
	September 30, 2021	September 30, 2020
			2021	2020
	(in thousands)
Warranty	$4,767	$5,356	1.2%	1.3%
Profit sharing	7,409	8,691	1.9%	2.2%
Salaries & benefits	17,088	14,921	4.3%	3.8%
Stock compensation	4,077	4,020	1.0%	1.0%
Advertising	692	446	0.2%	0.1%
Depreciation	1,979	1,470	0.5%	0.4%
Insurance	2,194	733	0.6%	0.2%
Professional fees	2,258	1,796	0.6%	0.5%
Donations	323	1,892	0.1%	0.5%
Bad debt expense	(29)	193	—%	—%
Other	6,730	6,351	1.7%	1.6%
Total SG&A	$47,488	$45,869	11.9%	11.5%

Profit sharing expenses decreased due to our decreased earnings for the period. Salaries and benefits are up slightly due to increases in bonuses, severance payouts and employee incentives. Insurance expense increased due to an increase in overall premiums during the period.

Income Taxes

	Nine Months Ended		Effective Tax Rate
	September 30, 2021	September 30, 2020
			2021	2020
	(in thousands)
Income tax provision	$11,264	$16,111	17.6%	21.1%

The Company’s estimated annual 2021 effective tax rate, excluding discrete events, is expected to be approximately 25%. The nine months ended September 30, 2021 had a lower tax rate, compared to 2020, due to an increase in our excess tax benefit related to stock awards of $1.3 million or 54%. The increase was primarily due to timing of stock awards as a result of our high stock price during the three months ended March 31, 2021. In addition, in May 2021, the State of Oklahoma reduced corporate tax rate from 6% to 4%. As a result of these changes, the Company adjusted its state deferred tax assets and liabilities in the second quarter of 2021 using the newly enacted rate for the periods when they are expected to be realized.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the occasional use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash increased $22.8 million from December 31, 2020 to September 30, 2021 and totaled $101.8 million at September 30, 2021.

Revolving Line of Credit - Under the revolving credit facility, there was one standby letter of credit of $1.8 million as of September 30, 2021. At September 30, 2021, we have $28.2 million of borrowings available under the revolving credit facility. No fees are associated with the unused portion of the committed amount.

We had no outstanding balance under the revolving credit facility at September 30, 2021 and December 31, 2020. Interest on borrowings is payable monthly at LIBOR plus 2.0%.

As of September 30, 2021, we were in compliance with our financial covenants related to the revolving credit facility. These financial covenants require that we meet certain parameters related to our consolidated leverage ratio and our consolidated total liabilities to tangible net worth ratio. At September 30, 2021, our consolidated leverage ratio was 0.02 to 1 and met the requirement of being less than 2 to 1. Our consolidated total liabilities to tangible net worth ratio was 0.3 to 1, and met the requirement of being less than 2 to 1.

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

Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2021			September 30, 2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	103,689	$4,987	$48.10
401(k)	220,336	15,014	68.14	303,112	16,403	54.12
Directors and employees	21,779	1,537	70.57	22,655	1,130	49.88
Total	242,115	$16,551	$68.36	429,456	$22,520	$52.44

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	September 30, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	8,126,996	160,014	19.69
Directors and employees	2,026,980	22,288	11.00
Total	14,359,231	$257,095	$17.90

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2021 and 2020. For additional details, see the consolidated financial statements.

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Operating Activities
Net Income	$52,572	$60,117
Income statement adjustments, net	34,456	37,131
Changes in assets and liabilities:
Accounts receivable	(11,369)	5,011
Income taxes	2,588	(3,142)
Inventories	(22,712)	(6,994)
Prepaid expenses and other	937	(598)
Accounts payable	16,390	3,654
Deferred revenue	316	1,128
Accrued liabilities & donations	1,525	688
Net cash provided by operating activities	74,703	96,995
Investing Activities
Capital expenditures	(42,636)	(48,955)
Other	60	99
Net cash used in investing activities	(42,576)	(48,856)
Financing Activities
Stock options exercised	14,573	18,519
Repurchase of stock	(15,014)	(21,390)
Employee taxes paid by withholding shares	(1,537)	(1,130)
Cash dividends paid to stockholders	(9,964)	(9,910)
Net cash used in financing activities	$(11,942)	$(13,911)

Cash Flows Provided by Operating Activities

The Company manages cash needs through working capital rather than drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments. The Company has been able to improve its collections of outstanding receivables due in part through prepayment of orders. The decrease in cash flows from receivables was due to the increase in sales in the third quarter of 2021 and due to the lower overall accounts receivable at December 31, 2020, as a result of the planned Company shutdown during the last week of December 2020. The decrease in cash flows from inventory and increase in cash flows from accounts payable is due the increased raw materials pricing and timing of payments. The Company strategically purchases inventory to take advantage of favorable pricing and also to minimize future supply chain disruptions.

Cash Flows Used in Investing Activities

The capital expenditures for 2020 related primarily to the expansion of our Longview, Texas facility, which was completed and became operational during early 2021. Additionally, in 2020 we purchased Salvagnini sheet metal fabrication machines and completed our R&D lab as well as other operational improvements. The capital expenditure program for 2021 is estimated to be approximately $60.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows Used in Financing Activities

Stock options exercised fluctuate due to timing of employee exercises. The Company purchased approximately $5.0 million of our outstanding stock through the open market buyback program (Note 13) during the nine months ended September 30, 2020. There were no open market buybacks of our outstanding stock during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase obligations as of September 30, 2021.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2021.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2020 Annual Report except as noted below.

Risks Related to Governmental Regulation and Policies

Changes in legislation or government regulations or policies could adversely effect on our results of operations.

The sales, gross margins and profitability could be directly impacted by changes in legislation or government regulations or policies. Specifically, changes in environmental and energy efficiency standards and regulations related to global climate change are being implemented to curtail the use of hydrofluorocarbons which are used in refrigerants that are essential to many of our products. Our inability or delay in developing or marketing products that match customer demand while also meeting applicable efficiency and environmental standards may negatively impact our results.

Future legislation or regulations relating to environmental policies, product certification, product liability, taxes, amount and availability of tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.

Potential government imposed COVID-19 vaccine mandates could adversely affect our ability to attract and retain employees which could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration ("OSHA") to issue an Emergency Temporary Standard requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or require employees to obtain a negative COVID-19 test at least once a week and wear a mask while in the workplace. On November 4, 2021, it was announced that the mask mandate deadline is December 5, 2021 and by January 4, 2022 companies must require their workers to be fully vaccinated or submit to weekly coronavirus testing. It is unclear, among other things, how compliance will be documented and enforced but could include investigating complaints through OSHA's whistle-blower system and penalties. As a company with more than 100 employees, we will be required to mandate COVID-19 vaccination of our workforce or have our unvaccinated employees undergo required weekly COVID-19 testing.

In addition, rules were adopted requiring all federal employees to be fully vaccinated by November 22, 2021. Further, federal agencies are expected to require vaccinations for any employees or other personnel working under an agreement with an agency not covered by the mandate. This is expected to apply to federal contractors and subcontractors, such as us.

Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs, and may have an adverse effect on our future revenues, costs and results of operations.

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

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through September 30, 2021, we repurchased approximately 8.1 million shares (at current market prices) for an aggregate price of $160.0 million, or an average price of $19.69 per share.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices. From inception through September 30, 2021, we repurchased approximately 2.0 million shares (at current market prices) for an aggregate price of $22.3 million, or an average price of $11.00 per share.

Repurchases during the third quarter of 2021 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2021	20,483	$61.73	20,483	—
August 2021	28,388	68.11	28,388	—
September 2021	23,221	66.75	23,221	—
Total	72,092	$65.86	72,092	—

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) our Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) our Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: November 4, 2021	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: November 4, 2021	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer