Form 10-K
period 2021-12-31
AAON, INC.
filed 2022-02-28
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
 ☐  Yes        ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2021 was $2,682.9 million based upon the closing price reported for such date on the Nasdaq Global Select Market.

As of February 23, 2022, registrant had outstanding a total of 52,529,320 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders to be held May 12, 2022, incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.  Business.

Overview

AAON, Inc., a Nevada corporation, (“AAON Nevada”) was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation ("AAON Oklahoma"), AAON Coil Products, Inc., a Texas corporation ("AAON Coil Products"), and BasX, Inc. (dba BasX Solutions, formerly BasX, LLC), an Oregon corporation ("BasX"). Unless the context otherwise requires, references in this Annual Report to “AAON”, the “Company”, “we”, “us”, “our”, or “ours” refer to AAON Nevada and our subsidiaries.

We are engaged in the engineering, manufacturing, marketing, and sale of premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data center cooling solutions, cleanroom systems, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls.

Business Segments

The Company conducts its business through three business segments: AAON Oklahoma, AAON Coil Products, and BasX.

AAON Oklahoma: AAON Oklahoma designs, manufactures, sells, and services standard, semi-custom, and custom heating, ventilation, and air conditioning ("HVAC") systems, designs and produces controls solutions for all of our HVAC units, and sells retail parts to customers through our two retail part stores in Tulsa, Oklahoma. Through our Norman Asbjornson Innovation Center ("NAIC") research and development laboratory facility in Tulsa, Oklahoma, the Company is able to test units under various environmental conditions. AAON Oklahoma includes the operations of our Tulsa, Oklahoma and Parkville, Missouri facilities, our NAIC research and development laboratory facility and two retail parts locations.

AAON Coil Products: AAON Coil Products designs and manufactures a selection of our standard, semi-custom, and custom HVAC systems. In addition, AAON Coil Products designs and manufactures various heating and cooling coils to be used in HVAC systems, mostly for the benefit of AAON Oklahoma and AAON Coil Products. AAON Coil Products consists of operations at our Longview, Texas facilities.

BasX: BasX provides product development design and manufacturing of custom engineered air handling systems including high efficiency data center cooling solutions, cleanroom HVAC systems, commercial/industrial HVAC systems, and modular solutions. Additionally, BasX designs and manufactures cleanroom environmental control systems to support hospital surgical suites, pharmaceutical process facilities, semiconductor and electronics manufacturing, laboratory and isolation and modular cleanrooms for facility flexibility. BasX consists of operations at our Redmond, Oregon facility.

For more information on our business segments' financial position and results of operations, refer to Note 23, "Segments," of the notes to consolidated financial statements.

Business and Marketing Strategy

Our products serve the commercial, industrial, data center cooling solutions, and cleanroom new construction and replacement markets within the HVAC equipment industry. Our business strategy involves mass customization that uses flexible computer-aided manufacturing systems to produce standard, semi-custom, and custom equipment and combines the low unit costs of mass production processes with the flexibility of individual customization. Through a collaborative effort with our independent representative sales offices, we design and manufacture the precise semi-custom product offering that best serves the customer's needs.

Our marketing strategy focuses on customers and markets that demand HVAC equipment with higher performance, greater energy efficiency, and best indoor air quality. We manufacture equipment with more capabilities than the standard offerings found in the HVAC equipment industry. We further focus on developing a company culture focused upon customer satisfaction, reducing product delivery channel time and cost, and continuing with the goal of product and manufacturing technology leadership and innovation. Our product mix, with a heavy investment in research and development, has an emphasis on energy efficiency, environment, and indoor air quality.

Products - AAON Oklahoma and AAON Coil Products

Our rooftop and condensing unit markets primarily consist of units installed on commercial or industrial structures of generally less than ten stories in height. Our air handling units, self-contained units, geothermal/water-source heat pumps, chillers, and coils are suitable for all sizes of commercial and industrial buildings.

The size of these markets is determined primarily by the number of commercial and industrial building completions and replacement demand from existing buildings. The replacement market consists of products installed to replace existing units/components that are worn or damaged and products to upgrade certain components, such as low leakage dampers, high efficiency heat exchangers and modern controls components. Currently, close to two-thirds of the industry’s market consists of replacement units.

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

Based on our 2021 combined sales of $530.4 million at AAON Oklahoma and AAON Coil Products, we estimate that we have approximately a 10% share of the greater than five ton rooftop market and a 2% share of the less than five ton market. During 2021, approximately 60% of our sales were generated from the renovation and replacement markets and 40% from new construction. The ratio of sales for new construction vs. replacement to particular customers is related to various factors. Generally, the cyclicality of the new construction market impacts this ratio the most over an economic cycle.

To date, our sales have been primarily to the domestic market. Foreign sales accounted for approximately $14.8 million, $11.7 million, and $14.8 million of our net sales in 2021, 2020, and 2019, respectively. As a percentage of net sales, foreign sales accounted for approximately 3%, 2%, and 3% of our net sales in each of those years, respectively.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished products consist of a single unit system containing heating and cooling in a self-contained cabinet, referred to in the industry as “unitary products”. Our other finished products are chillers, coils, air handling units, condensing units, makeup air units, energy recovery units, rooftop units, geothermal/water-source heat pumps, and controls.

We offer three groups of rooftop units: the RQ Series, consisting of five cooling sizes ranging from two to six tons; the RN Series, offered in 28 cooling sizes ranging from six to 140 tons; and the RZ Series, which is offered in 15 cooling sizes ranging from 45 to 261 tons.

We also offer the SA, SB and M2 Series as indoor packaged, water-cooled or geothermal/water-source heat pump self-contained units with cooling capacities of three to 70 tons.

Our small packaged geothermal/water-source heat pump units consist of the WH Series horizontal configuration and WV Series vertical configuration, from one-half to 12 1/2 tons, with options specifically for the replacement market and the new construction market. The replacement systems are designed to be installation friendly for most competitor water source heat pump models.

We manufacture an LF Series air-cooled chiller covering a range of four to 55 tons.

We offer two groups of condensing units: the CB Series, two to five tons and the CF Series, two to 70 tons.

Our air handling units consist of the indoor F1, H3, and V3 Series and the modular M2 Series, as well as air handling unit configurations of the RQ, RN, RZ, and SA Series units.

AAON is committed to designing and manufacturing innovative HVAC products of the highest quality, efficiency, and performance. As such, we are committed to meeting certification standards of the relevant standard setting bodies, including the Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”); the American National Standards Institute ("ANSI"); American Society of Heating, Refrigeration and Air-Conditioning Engineers ("ASHRAE"); and the International Organization for Standardization ("ISO").

Our energy recovery option applicable to our RQ, RN, RZ, and SB units, as well as our H3, V3, and M2 Series air handling units, responds to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. Our products are designed to compete on the higher quality end of standardized products.

Our air-cooled chillers (LF Series) are certified with the AHRI in accordance with AHRI Standard 550/590. Our RN, RQ, M2, and SB Series, including our water-source heat pump products (WH, and WV Series), are AHRI certified in accordance with ANSI/AHRI/ASHRAE/ISO 13256.

Our unitary products (RQ, RN, and CB Series) are certified with AHRI and the US Department of Energy to ANSI/AHRI 210/240 up to 5 tons capacity and ANSI/AHRI 340/360 up to 63 tons capacity.

Performance characteristics of our products range in cooling capacity from one-half to 261 tons and in heating capacity from 7,200 to 4,500,000 British Thermal Units ("BTUs"). Many of our units far exceed these minimum standards and are among the highest efficiency units currently available.

A typical commercial building installation requires one ton of air conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air conditioning, which can involve multiple units.

Our water-source heat pump products recover otherwise wasted energy and employ it to cool, heat, and provide dehumidification to a building, making it one of the most efficient and environmentally friendly systems. AAON packaged rooftop units with two stage compressors are optimized with high efficiency evaporator and condenser coils and variable speed fans, leading to an AHRI Certified performance up to 20.3 SEER and 22.5 IEER. AAON H3/V3 Series energy recovery wheel air handling units provide energy efficient 100% outside air ventilation by recovering energy that would otherwise be exhausted from a building.

AAON designs and produces controls solutions for all of our HVAC units including rooftop units, air handlers, chillers, and water-source heat pumps. We provide factory-developed and tested controls options for variable air volume systems associated with those units and other HVAC related equipment.

We offer several controls options: the Orion Controller, Pioneer Gold, Pioneer Silver, terminal block for field installed controls, and factory installed customer provided controls. Most of our controls are Underwriters Laboratories category ZPVI2 compliant and BACnet Testing Laboratories certified which ensures our products meet internationally recognized standards for safety, traceability, conformance, and production quality. Our economizer function is California Title 24 certified to minimize energy consumption. AAON’s proven sequences of operation optimize the performance of our HVAC units.

Out of the box, our controls are user-friendly and configurable to provide a variety of HVAC unit application options, but we are also able to customize our controls to meet customers’ unique requirements. We have controls solutions that enhance AAON’s unique features and capabilities.

Products - BasX

The acquisition of BasX brings the Company exposure to attractive end-markets into which the Company has historically had minimal exposure. The products BasX manufactures are highly engineered and customized products, fully complementing our existing business.

BasX data center cooling solutions are focused on providing highly configurable, purpose-built equipment with a focus on efficiency, speed of deployment, and quality. High-performance air-cooled chiller solutions are provided with indirect airside economization and optional adiabatic assisted cooling, and are designed to integrate with high performance computing systems requiring direct to chip cooling. White space process cooling solutions include fan coil walls, computer room air handling ("CRAH") units, overhead fan coils, in-row coolers, and chilled water air handlers. Packaged solutions include coupled economizing chillers with integrated air handling units, direct evaporative coolers, and packaged direct expansion ("DX") solutions with airside economizers.

BasX cleanroom products are built to provide environmental control serving critical processes and high-fidelity control for precise industry requirements. Process cooling solutions include recirculation air handling units and make up air handling units including integration of piping systems and controls. Environmental control solutions include modular cleanroom environments, fan filter units, filtered ceiling grids with integral flush mount lighting, pressurized plenums with integral ceiling grids, and hospital surgical suites.

BasX custom air handling products are primarily used in commercial, industrial, healthcare, and institutional facilities employing chilled water cooling, packaged direct expansion, heating hot water, indirect gas direct heat, humidification, dehumidification, filtration, and integrated controls. BasX manufactures plenum fans for integration into air handling units as well as for replacement applications. BasX offers integrated sound performance solutions.

Air Quality Products

The Coronavirus Disease 2019 ("COVID-19") pandemic has fueled a great deal of concern over best practices in the design and operation of building HVAC systems. In order to mitigate the spread of COVID-19, influenza, and other similar type respiratory diseases, we have done a great deal of research on what affects the transmission of these diseases and how AAON HVAC systems can be best designed. The American Society of Heating, Refrigeration and Air-Conditioning Engineers ("ASHRAE"), a professional association with a goal of advancing HVAC systems designs and construction, established an Epidemic Task Force in 2020 and determined several recommendations to mitigate the spread of the virus, including humidity control, air filtration, increased outdoor air ventilation, and air disinfection.

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

Air Filtration - AAON standardizes a design that uses a backward curved fan wheel, which can accommodate higher airflow required for the ASHRAE recommended MERV 13 filtration, the minimum filter level for virus mitigation, with very little reconfiguration. Prior to 2020, a vast majority of commercial buildings used filtration levels of MERV 4 to MERV 8, which has always been acceptable for filtering out typical particulates in the air stream.

Outdoor Air Ventilation - AAON’s innovative use of energy recovery wheels and energy recovery plates combined with its superior humidity control design can help building management follow outdoor ventilation air recommendations while limiting an increase of energy usage and maintaining recommended humidity levels.

Air Disinfection - AAON has basic design characteristics that allow for an easy installation of ultraviolet lighting equipment. In addition to this equipment offered as options in new AAON units sold, AAON has basic design characteristics that allow for easy installation in AAON units already used in the field.

Overall, AAON is well positioned to accommodate the heightened demand for features that can help mitigate virus transmission and improve indoor air quality. The features that ASHRAE recommends require premium designs and configurations that are standard in AAON units. As a result, we are able to incorporate air quality features into our units, at a minimal price premium and with no delivery delay.

Representatives

As of December 31, 2021, we employ a sales staff of 65 individuals and utilize approximately 64 independent manufacturer representatives’ organizations (“Representatives”) having 128 offices to market our products in the United States and Canada. We also have one international sales organization, which utilizes 28 distributors in other countries. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, Longview, Texas, Parkville, Missouri, or Redmond, Oregon facilities to the job site.

Historically, our products and sales strategy focused on niche markets. However, secular market trends related to the pandemic and indoor air quality, decarbonization and energy efficiency, and higher energy prices, have positioned the Company to focus on a wider spectrum of the nonresidential HVAC equipment industry. The targeted markets for our equipment are customers seeking products of higher performance and better quality than those offered, and/or options not offered, by standardized manufacturers.

To support and service our customers and the ultimate consumer, we provide parts availability through our Representatives' sales offices, as well as our two Tulsa, Oklahoma AAON operated retail parts stores, to serve the local markets. We also have factory service organizations at each of our facilities. Additionally, a number of the Representatives we utilize have their own service organizations, which, in connection with us, provide the necessary warranty work and/or normal service to customers.

Warranties

Our product warranty policy is the earlier of one year from the date of first use or 18 months from date of shipment for parts only, including controls; 18 months for data center cooling solutions and cleanroom systems; five years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and ten years on gas-fired heat exchangers in our historical RL products (if applicable). Our warranty policy for the RQ series covers parts for two years from date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of installation.
The Company also sells extended warranties on parts for various lengths of time ranging from six months to ten years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.

Major Customers
One customer, Texas AirSystems, accounted for 10% or more of our sales during 2021, 2020, and 2019. No other customer accounted for more than 10% of our sales during 2021, 2020, and 2019.

Backlog

Our backlog as of February 1, 2022 was approximately $347.6 million, compared to approximately $103.8 million as of February 1, 2021. The current backlog consists of orders considered by management to be firm and our goal is to fill orders within approximately 60 to 90 days after an order is deemed to become firm; however, the orders are subject to cancellation by the customers in which case, cancellation charges apply up to the full price of the equipment.

Competition

At AAON Oklahoma and AAON Coil Products, we compete primarily with Lennox (Lennox International, Inc.), Trane (Trane Technologies plc), York International (Johnson Controls International plc), Carrier (Carrier Global Corporation), and Daikin (Daikin Industries). At BasX, we compete primarily with Vertiv (Vertiv Holdings Co.), STULZ (STULZ Air Technology Systems, Inc.), Munters, Silent Aire (Johnson Controls Internations plc), Nortek (Nortek Air Management), and Engineered Air.

All of these competitors are substantially larger and have greater resources than we do. Our products compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, reliability, product line recognition, and acceptability of sales outlets. Historically, our premium equipment was sold at a higher average price compared to most of the competition. In the replacement market and other owner-controlled purchases, we have been successful at taking market share due to the total value proposition and lower cost of ownership our products provide to building owners over the life span of the equipment. In the new construction market where the contractor is the purchasing decision maker, we were often at a competitive disadvantage because of the emphasis placed on initial cost. However, due to operational efficiency improvements we have made over the last several years, we have been able to manage pricing so that the cost of our semi-custom equipment is more comparable to the standard equipment market. As a result, the value proposition of our higher quality equipment is more attractive, making us more competitive in both the new construction and replacement markets.

Resources

Sources and Availability of Raw Materials

The most important materials we purchase are steel, copper, and aluminum. We also purchase from other manufacturers certain components, including coils, compressors, electric motors, and electrical controls used in our products. We attempt to obtain the lowest possible cost in our purchases of raw materials and components, consistent with meeting specified quality standards. We are not dependent upon any one source for raw materials or the major components of our manufactured products. By having multiple suppliers, we believe that we will have adequate sources of supplies to meet our manufacturing requirements for the foreseeable future.

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

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation. Our greatest needs arise during the months of May - October, the peak season for inventory (primarily purchased material) and accounts receivable. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $100.0 million and had a $40.0 million outstanding balance at December 31, 2021. Borrowings available under the revolving credit facility at December 31, 2021, were $58.2 million. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

Research and Development

Our products are engineered for performance, flexibility, and serviceability. This has become a critical factor in competing in the HVAC equipment industry. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines.

AAON self-sponsors our Research and Development (“R&D”) activities, rather than needing to be customer-sponsored. R&D activities have involved the RQ, RN, and RZ (rooftop units), F1, H3, SA, V3, and M2 (air handling units), LF (chillers), CB and CF (condensing units), SA and SB (self-contained units), and WH and WV (water-source heat pumps), as well as component evaluation and refinement, development of control systems and new product development. R&D expenses incurred were approximately $16.6 million, $17.4 million, and $14.8 million in 2021, 2020, and 2019, respectively.

Our NAIC research and development laboratory facility that opened in 2019, includes many unique capabilities, which, to our knowledge, exist nowhere else in the world. A few features of the NAIC include supply, return, and outside sound testing at actual load conditions, testing of up to a 300 ton air conditioning system, up to a 540 ton chiller system, and 80 million BTU/hr of gas heating test capacity. Environmental application testing capabilities include -20 to 140°F testing conditions, up to 8 inches per hour rain testing, up to 2 inches per hour snow testing, and up to 50 mph wind testing. We believe we have the largest sound-testing chamber in the world for testing heating and air conditioning equipment and are not aware of any similar labs that can conduct this testing while putting the equipment under full environmental load. The unique capabilities of the NAIC will enable AAON to lead the industry in the development of quiet, energy efficient commercial and industrial heating and air conditioning equipment.

The NAIC currently houses twelve testing chambers. These testing chambers allow AAON to meet and maintain AHRI and U.S. Department of Energy ("DOE") certification and solidify the Company’s industry position as a technological leader in the manufacturing of HVAC equipment. Current voluntary industry certification programs and government regulations only go up to 63 tons of air conditioning as that is the largest environmental chamber currently available for testing outside of our facility.  The NAIC contains both a 100 ton and a 540 ton chamber, allowing us to uniquely prove to customers our capacity and efficiency on these larger units.

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

In 2021, we invested in our first Electronic Prototype Lab at our Parkville, Missouri, location. This lab allows the AAON Controls Engineering team to experiment with new technology and create its own prototypes. A pick-and-place machine gives us the ability to place the latest components quickly, accurately, and reliably. The Electronic Prototype Lab allows AAON to increase speed to market and incorporate cutting-edge technology into our controls offering.

Patents, Trademarks, Licenses, and Concessions

We do not consider any patents, trademarks, licenses, or concessions to be material to our business operations, other than those described below.

We hold several patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. We proactively obtain patents to further our strategic intellectual property objectives. We own certain trademarks we consider important in the marketing of our products and services, and we protect our marks through national registrations and common law rights. Our patents have legal terms of 20 years with expiration dates ranging from 2022 to 2039.

The Company’s trademarks, certain of which are material to its business, are registered or otherwise legally protected in the U.S.

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

Since our founding in 1987, AAON has maintained a commitment to design, develop, manufacture, and deliver heating and cooling products to perform beyond all expectations and to demonstrate AAON’s quality and value to our customers. AAON equipment is designed with energy efficiency in mind, without sacrificing premium features and options. In addition to our high standard of product performance, is a commitment to sustainability for our employees, our stockholders, and our customers. At AAON, we strive to conduct our business in a socially responsible and ethical manner with a focus on environmental stewardship, team member safety and community engagement. We comply with industry regulations and requirements while pursuing responsible economic growth and profitability.

In 2021, we published our third annual environmental, social, and governance ("ESG") report highlighting sustainability practices, achievements, and long-term targets related to greenhouse gas emissions, hazardous waste recycling, and non-fossil fuel consuming products. AAON also participates in a sustainability benchmarking initiative (Sustainable Tulsa Scor3card) through which we monitor and report in the material areas of energy, material management, water, community stewardship, transportation, communication, and health. AAON achieved Platinum level in this program in 2021. We have an active ESG committee and an internal sustainability committee that provides education opportunities, communications and recommendations to the company on a regular basis.

In the area of energy efficiency and conservation, AAON Oklahoma and AAON Coil Products have transitioned to over 95% LED lighting in our facilities leading to considerable cost savings and reduced energy consumption. BasX is installing LED lights into any new fixtures in their current leased facility and working towards retrofitting old fixtures to LED. The Company participates in an energy demand response program through the public utility provider to reduce demand during peak hours. Approximately one-quarter of AAON’s energy portfolio is currently derived from renewable sources, and the Company’s Scope 1 and 2 emissions (emissions that occur from sources that are controlled or owned by an organization and emissions associated with the purchase of electricity, steam, heat, or cooling) are being tracked as part of the Scor3card sustainability benchmarking initiative. Energy efficiency has been a priority not only in product development, but also in capital investments which include the acquisition of new, energy efficient equipment for the production floor, new high-speed overhead facility doors, the installation of new HVAC equipment, building control systems, the application of heat and light reflective material to production facilities, along with other behavioral-based energy efficiency changes. We are tracking our energy usage intensity before and after these updates.

In the area of material management, we focus on recycling, reducing, reusing and sourcing more environmentally-friendly materials into our processes. AAON recycled over 13,793 tons and 11,741 tons of metal in 2021 and 2020, respectively. Through our partnership with a waste to energy facility, we successfully diverted over 460 tons and 556 tons of waste from landfills in 2021 and 2020, respectively. Our facilities also recycle paper, wood, and cardboard where available. We continue to innovate ways to reduce and reuse shipping packaging between facilities and identify new opportunities to reduce or reuse items in our production and administrative areas.

Human Capital Resources

Our employees are not represented by unions or other collective bargaining agreements. Management considers its relations with our employees to be good. The following table represents the number of our direct employees and contract personnel we employed on each respective date:

	As of	As of	As of
	February 22, 2022	February 23, 2021	February 21, 2020
AAON Oklahoma	1,979	1,778	1,889
AAON Coil Products	574	490	401
BasX[1]	328	—	—
Total employees	2,881	2,268	2,290
[1] BasX was acquired by the Company on December 10, 2021.

We believe our employees are key to achieving our business objectives. In the early stages of the COVID-19 pandemic, we put COVID-19 prevention protocols in place to minimize the spread of COVID-19 in our workplaces. These protocols, which remain in place, meet or exceed state and local mandates.

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

Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by pandemics, epidemics, or other public health emergencies, such as COVID-19. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, vaccination or testing mandates and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdowns or disruptions. While we do continue to operate, during 2021 we experienced price increases in our raw materials, especially copper and steel, which appear to be a result of COVID-19, as well supply chain challenges related to certain manufacturing parts.

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

From time to time in the past we derived a significant portion of our sales from a limited number of customers, and such concentration may continue in the future.  In 2021, 2020, and 2019, one customer, Texas AirSystems, accounted for more than 10% of our sales.  The loss of, or significant reduction in sales to, a major customer could have a material adverse effect on our results of operations, financial condition and cash flow.  Further, the addition of new major customers in the future could increase our customer concentration risks as described above.

Our results of operations and financial condition could be negatively impacted by the loss of a major third-party representative.

We are dependent on our third-party representatives to market and sell our products. If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits. Certain of our competitors with greater financial resources than us could target our third-party representatives for exclusive sales channels. We may not be able to secure additional third-party representatives who will effectively market our products in certain geographical areas. In addition, adding new representatives requires additional administrative efforts and costs. If we are unable to establish new representative relationships or continue current relationships, our business, financial condition, and results of operations could be materially and adversely affected.

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

We do not maintain key-man insurance for Gary D. Fields or any other member of our senior leadership team. Other than the employment agreements negotiated with certain employees of BasX, we do not have employment agreements with our officers or senior leadership team members that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The employment agreements with the employees of BasX guarantee certain compensation, such as salary and benefits, and employment terms. We do not believe the terms or conditions of these agreements are outside the standard expectation of another employee at a similar level.

Operations may be affected by natural disasters, especially since most of our operations are performed at a single location.

Natural disasters such as tornadoes, ice storms and fires, as well as accidents, acts of terror, infection, and other factors beyond our control could adversely affect our operations. Our facilities are in areas where tornadoes are likely to occur, and the majority of our operations are at our Tulsa facilities. With the acquisition of BasX in 2021, we now have operations in an area that is, historically, effected by wild fires. The effects of natural disasters and other events could damage our facilities and equipment and force a temporary halt to manufacturing and other operations, and such events could consequently cause severe damage to our business. We maintain insurance against these sorts of events at AAON Oklahoma and AAON Coil Products with $100 million of total coverage with a per occurrence deductible of $2.5 million and BasX with $20 million of total cover with a per occurrence deductible of $5 thousand; however, this is not guaranteed to cover all the losses and damages incurred. Furthermore, we may experience increases in our insurance premium costs in relation to these matters that may have a material adverse effect upon our business, liquidity, financial condition, or results of operations.

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

Our sales, gross margins and profitability could be directly impacted by changes in legislation or government regulations or policies. Specifically, changes in environmental and energy efficiency standards and regulations related to global climate change are being implemented to curtail the use of hydrofluorocarbons which are used in refrigerants that are essential to many of our products. Our inability or delay in developing or marketing products that match customer demand while also meeting applicable efficiency and environmental standards may negatively impact our results.

We expect to start transitioning to a new refrigerant with lower global warming potential for our HVAC systems in 2023 and must be fully compliant under current governmental regulations by 2025. We expect to incur costs associated with this transition related to the purchase of the new refrigerant as well as additional sensors and detectors on our HVAC systems. In addition, we expect to incur cost to our facilities, specifically costs to store and use the new refrigerant in production; however, we do not expect these costs to be significant. Due to the increased flammability of the new refrigerant, the insurance industry may require higher premiums for companies once the conversion begins. Furthermore, due to the expected increased demand of the newer refrigerants as well as the older hydrofluorocarbon refrigerants (as they are phased out), we expect to see increased manufacturing costs related to purchases of refrigerants and could see higher costs for future warranty claims.

Future legislation or regulations relating to environmental policies, product certification, product liability, taxes, amount and availability of tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2021, we own all of our Tulsa, Oklahoma, and Longview, Texas, facilities, consisting of approximately two million square feet of space for office, manufacturing, research and development, warehouse, assembly operations, and parts sales. We believe that our facilities are well maintained and are in good condition and suitable for the conduct of our business. Our Parkville, Missouri and Redmond, Oregon facilities were leased as of December 31, 2021, and as further described below.

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

AAON Oklahoma

Our plant and office facilities in Tulsa, Oklahoma, consist of a 342,000 sq. ft. building (327,000 sq. ft. of manufacturing/warehouse space and 15,000 sq. ft. of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue, a 940,000 sq. ft. manufacturing/warehouse building and a 70,000 sq. ft. office building located on an approximately 79-acre tract of land across the street from the original facility (2440 South Yukon Avenue), and a 40,000 sq. ft. building used as warehouse space, acquired in 2021, on located on a 6-acre tract (collectively, the “Tulsa facilities”).

In addition to a retail parts store location at our Tulsa facilities, we also own a 13,500 sq. ft. stand alone building (7,500 sq. ft. warehouse and 6,000 sq. ft. office) which is utilized as an additional retail parts store to provide our customers more accessibly to our products. The stand alone parts store building is on approximately one acre and is located at 9528 E 51st St in Tulsa, Oklahoma.

Our Tulsa location is also home to our engineering research and development laboratory, the Norman Asbjornson Innovation Center. The three-story 134,000 square foot stand alone facility is both an acoustical and a performance measuring laboratory. This facility currently consists of twelve test chambers, allowing AAON to meet and maintain industry certifications. This facility is located West of the 940,000 sq. ft. manufacturing/warehouse building at 2425 South Yukon Avenue.

Our operations in Parkville, Missouri, are conducted in a leased plant/office at 8500 NW River Park Drive, containing 51,000 sq. ft. We believe that the leased facility is well maintained and in good condition and suitable for the conduct of our business.

AAON Coil Products

Our plant and office facilities in Longview, Texas, consist of a 263,000 sq. ft. building (256,000 sq. ft. of manufacturing/warehouse space and 7,000 sq. ft. of office space) located on a 13-acre tract of land at 203-207 Gum Springs Road and a 222,000 sq. ft. building (210,000 sq. ft. of manufacturing/warehouse space and 12,000 sq. ft. of office space) located on an approximately 22-acre tract of land at 201 Ford Lane. The facilities at Gum Springs and Ford Lane are directly adjacent to each other.

BasX

Our operations in Redmond, Oregon, are conducted in a leased plant/office at 3500 SW 21st Place, containing approximately 194,000 sq. ft. (169,000 sq. ft. of manufacturing/warehouse space and 25,000 sq. ft. of office space). We believe that the leased facility is well maintained and in good condition and suitable for the conduct of our business.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information - Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AAON”. As of the close of business on February 23, 2022, there were 955 holders of record of our common stock.

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19
May 17, 2021	June 3, 2021	July 1, 2021	$0.19
November 9, 2021	November 26, 2021	December 17, 2021	$0.19

The following is a summary of our share-based compensation plans as of December 31, 2021:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 2007 Long-Term Incentive Plan	159,782	$20.19	—
The 2016 Long-Term Incentive Plan	863,882	$39.01	3,973,680

Repurchases during the fourth quarter of 2021, which include repurchases from our open market, 401(k) and employee repurchase programs, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2021	19,426	$68.98	19,426	—
November 2021	15,372	76.44	15,372	—
December 2021	43,385	78.37	43,385	—
Total	78,183	$75.66	78,183	—

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return, the NASDAQ Composite and a peer group of publically traded U.S. industrial manufacturing companies in the air conditioning, ventilation, and heating exchange equipment markets from December 31, 2016 through December 31, 2021. Our peer group includes Lennox International, Inc., Trane Technologies plc (formerly Ingersoll-Rand plc), Johnson Controls International plc, Carrier Global Corporation (formerly United Technologies Corporation), and Vertiv (Vertiv Holding Co.). The graph assumes that $100 was invested at the close of trading December 31, 2016, with reinvestment of dividends. This table is not intended to forecast future performance of our Common Stock.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2021

400
350
300
250
200
150
100
2016
2017
2018
2019
2020
2021
AAON Inc.
NASDAQ
Peer Group (Notes 1 - 3 see below)

1On March 2, 2020, Trane Technologies PLC (formerly known as Ingersoll-Rand plc) spun off its industrial assets, which made up over 50% of the company’s sales. Thus, historical stock performance prior to the divestiture is not fully representative of the current company’s assets.

2On April 3, 2020, Carrier Global Corporation was spun off from its parent company, United Technologies Corporation. We have included Carrier's cumulative total shareholder return from April 3, 2020 through December 31, 2021 assuming $100 was invested at the close of trading on April 3, 2020.

3With its initial public offering in 2018, the first trading date for Vertiv Holdings Co. was July 30, 2018. We have included Vertiv's shareholder return from July 30, 2018 through December 31, 2021 assuming $100 was invested at the close of trading on July 30, 2018.

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

Item 6.  Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data.

Description of the Company

We engineer, manufacture, market, and sell premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data center cooling solutions, cleanroom systems, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pump, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada.

Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The recent rise in architectural billings and nonresidential building construction starts signal a 2022 recovery in nonresidential building construction after experiencing a downturn in 2021. Furthermore, general economic growth combined with pent-up demand from customers that delayed replacing old equipment is driving accelerated replacement demand. However, both the new construction and replacement markets are cyclical. If the domestic economy were to slow or enter a recession, this could result in a decrease in our sales volume and profitability. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, and other macroeconomic factors over which we have no control. Sales in the replacement markets are driven by various factors, including general economic growth, the Company’s new product introductions, fluctuations in the average age of existing equipment in the market, government regulations and stimulus, changes in market demand between more customized higher performing HVAC equipment and lower priced standard equipment, as well as many other factors. When new construction is down, we emphasize the replacement market. The replacement market in 2021 improved compared to 2020, while the new construction market was a bit slower.

We sell our products to property owners and contractors mainly through a network of independent manufacturers’ representatives. This go-to-market strategy is unique compared to most of our larger competitors in that most control their sales channel. We value the independent sales channel as we think it is a more effective way of attacking market share. Although we concede full control of the sales process with this strategy, the entrepreneurial aspect of the independent sales channel attracts the most talent and provides greater financial incentives for its salespeople. Furthermore, the independent sales channel sells different types of equipment from various manufacturers, allowing it to operate with more of a solutions-based mindset, as opposed to an internal sales department of a manufacturing company that is incentivized to only sell its equipment regardless if it is the best solution for the end customer. We also have a small internal sales force that supports the relationships between the Company and our sales channel partners. BasX sells highly customized products for unique applications for a more concentrated customer base and an internal sales force is more effective for such products. In total, our internal sales force makes up 65 individuals. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth, and the relative age of the population.

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out, and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper, and aluminum. We also purchase from other manufacturers certain components, including coils, compressors, motors, and electrical controls.

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. For the year ended December 31, 2021, the prices for copper, galvanized steel, and stainless steel increased approximately 35.3%, 50.9%, and 45.4%, respectively, and aluminum decreased approximately 4.5%, from 2020. For the year ended December 31, 2020, the prices for copper, galvanized steel and stainless steel increased approximately 0.6%, 12.2%, 8.5%, and 12.8%, respectively, from 2019. We occasionally increase the price of our equipment to help offset any inflationary headwinds. In 2021, given the unusual amount of inflation in our materials, we implemented three price increases.

We also attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

Consolidated Results of Operations

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net Sales	$534,517	$514,551	$469,333
Cost of Sales	396,687	358,702	349,908
Gross Profit	137,830	155,849	119,425
Selling, general and administrative expenses	68,598	60,491	52,077
(Gain) loss on disposal of assets and insurance recoveries	(21)	(6,478)	337
Income from operations	$69,253	$101,836	$67,011

The following are highlights of our results of operations, cash flows, and financial condition:

•Our backlog is at a record level due primarily to strong end-market demand.
•Organic bookings were up approximately 55% compared to 2020.
•On December 10, 2021, we completed the acquisition of BasX bringing the Company exposure to attractive end-markets into which the Company has historically had minimal exposure.
•Sales in 2021 grew year-over-year 3.9% to $534.5 million driven mainly by price increases.

Beginning in the fourth quarter of 2021, we report our financial results based on three reportable segments: AAON Oklahoma, AAON Coil Products, and BasX, which are further described in Item 1, due to the acquisition of BasX and internal leadership reporting changes. The Company's chief decision maker ("CODM"), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and income from operations. The CODM does not evaluate operating segments using asset or liability information.

Segment Operating Results for the Years Ended December 31, 2021 and 2020

	For the years ended December 31,
	2021	Percent of Sales[2]	2020	Percent of Sales[2]	$ Change	% Change
	(in thousands)
Net Sales[3]
AAON Oklahoma	$463,845	86.8%	$458,957	89.2%	$4,888	1.1%
AAON Coil Products	66,589	12.5%	55,594	10.8%	10,995	19.8%
BasX[1]	4,083	0.8%	—	—	4,083	—
Net sales	$534,517		$514,551		$19,966	3.9%

Cost of Sales[3]
AAON Oklahoma	$336,977	72.6%	318,858	69.5%	$18,119	5.7%
AAON Coil Products	56,514	84.9%	39,844	71.7%	16,670	41.8%
BasX[1]	3,196	78.3%	—	—	3,196	—
Cost of sales	$396,687	74.2%	$358,702	69.7%	$37,985	10.6%

Gross Profit[3]
AAON Oklahoma	$126,868	27.4%	$140,099	30.5%	$(13,231)	(9.4)%
AAON Coil Products	10,075	15.1%	15,750	28.3%	(5,675)	(36.0)%
BasX[1]	887	21.7%	—	—	887	—
Gross profit	$137,830	25.8%	$155,849	30.3%	$(18,019)	(11.6)%
[1] BasX was acquired on December 10, 2021. We have included the results of BasX's operations in our consolidated financial statements as of December 11, 2021.
[2] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[3] Presented after intercompany eliminations.

Total net sales increased $20.0 million or 3.9%, due primarily to price increases that totaled of approximately $26.3 million put into place over the last year that were realized during 2021. The acquisition of BasX in December 2021 added $4.1 million to net sales for the short period in December. AAON Coil Products saw a 16.5% increase in units sold, or approximately $9.7 million, due to the increase in capacity with the completion of the new manufacturing building at our Longview, Texas facility in early 2021. Those increases were offset by a total decrease in volumes of approximately $10.8 million due to challenges in COVID-19 related absenteeism, supply chain issues for certain parts, and challenges hiring additional production labor to achieve higher production rates. Additionally, our plants were shut down for several days in January 2021 for planned maintenance and in February 2021 for weather that resulted in lost volume of approximately $18.1 million. Part sales and other increased $9.6 million or 20.5%.

As shown in the table below, we've experienced increases in the cost of our raw materials. We put multiple price increases in place during the year to counteract the increased cost of material; however, it took time for those price increases to work through our backlog and be realized. For this reason, we started to see erosion in our gross profit. In the second and third quarters, we encountered challenges in hiring additional production labor, resulting in unfavorable labor and overhead efficiencies, including the Company's ability to absorb certain fixed costs. In order to attract new employees, we increased starting wages for our production workforce by 7.0% in July 2021. In order to retain our existing employees, we also put a cost of living increase of 3.5% in place in October 2021 for all employees below the Director level. The second half of the year was also impacted by various part shortages. This caused us to rearrange production schedules, incur delays and inefficiencies in production, and incur more expensive freight costs. All these things combined with lower production volumes resulted in poor absorption of overhead which caused declines in our gross profit.

Raw Material Costs

Twelve month average raw material cost per pound as of December 31:

	2021	2020	% Change

Copper	$4.94	$3.65	35.3%
Galvanized Steel	$0.83	$0.55	50.9%
Stainless Steel	$2.05	$1.41	45.4%
Aluminum	$1.93	$2.02	(4.5)%

Selling, General and Administrative Expenses

	Years Ended December 31,		Percent of Sales
	2021	2020	2021	2020
	(in thousands)
Warranty	$6,351	$6,621	1.2%	1.3%
Profit Sharing	8,526	11,593	1.6%	2.3%
Salaries & Benefits	23,458	20,159	4.4%	3.9%
Stock Compensation	5,543	5,341	1.0%	1.0%
Advertising	1,616	823	0.3%	0.2%
Depreciation	2,924	1,999	0.5%	0.4%
Insurance	3,010	1,066	0.6%	0.2%
Professional Fees	7,245	2,514	1.4%	0.5%
Donations	738	2,115	0.1%	0.4%
Other	9,187	8,260	1.7%	1.6%
Total SG&A	$68,598	$60,491	12.8%	11.8%

Our profit sharing expenses decreased due to decreased earnings in 2021. Salaries & benefits increased due to increases in salaries and bonuses. Professional fees increased mostly due to the transaction costs associated with the acquisition of BasX (Note 4) of $4.4 million. Donations decreased due to the contribution of approximately $1.3 million to Winifred, Montana Public Schools in recognition of Norman H. Asbjornson's transition from CEO to Executive Chairman during 2020.

Gain/Loss on Disposals of Assets and Insurance Proceeds

On April 22, 2020, our plant and office facilities in Tulsa, Oklahoma experienced hail related weather damage and we filed a property insurance claim which carried a $500,000 deductible. We did not experience any significant structural damage or any operational interruption as a result of this weather event. In November 2020, we reached a final settlement with our insurance carrier, resulting in a net cumulative gain of $6.4 million for year ended

December 31, 2020. The received proceeds will be used in future periods to make improvements to the current roof at our plant and office facilities in Tulsa, Oklahoma to extend the overall useful life.

Income Taxes

	Years Ended December 31,		Effective Tax Rate
	2021	2020	2021	2020
	(in thousands)
Income tax provision	$10,424	$22,966	15.1%	22.5%

On May 21, 2021, the State of Oklahoma enacted House Bill 2960, effectively reducing the corporate income tax rate in Oklahoma from 6% to 4%. As a result of these changes, the Company adjusted its state deferred tax assets and liabilities in the second quarter of 2021 using the newly enacted rate for the periods when they are expected to be realized resulting in a benefit of $0.8 million.

During the year ending December 31, 2021, the Company recorded an excess tax benefit of $5.4 million as compared to $3.2 million during 2020, an increase of 68.8%. The increase was primarily due to timing of stock option exercises as a result of our high stock price during the three months ended March 31, 2021 and three months ended December 31, 2021.

Segment Operating Results for the Years Ended December 31, 2020 and 2019

	For the years ended December 31,
	2020	Percent of Sales[1]	2019	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$458,957	89.2%	$418,669	89.2%	$40,288	9.6%
AAON Coil Products	55,594	10.8%	50,664	10.8%	4,930	9.7%
Net sales	$514,551		$469,333		$45,218	9.6%

Cost of Sales[2]
AAON Oklahoma	$318,858	69.5%	311,441	74.4%	$7,417	2.4%
AAON Coil Products	39,844	71.7%	38,467	75.9%	1,377	3.6%
Cost of sales	$358,702	69.7%	$349,908	74.6%	$8,794	2.5%
		—%		—%
Gross Profit[2]
AAON Oklahoma	$140,099	30.5%	$107,228	25.6%	$32,871	30.7%
AAON Coil Products	15,750	28.3%	12,197	24.1%	3,553	29.1%
Gross profit	$155,849	30.3%	$119,425	25.4%	$36,424	30.5%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.

Total net sales increased $45.2 million or 9.6%, mostly due to the increase of rooftop sales from AAON Oklahoma. AAON Oklahoma saw a increase in rooftop units volumes of 8.8%, or approximately $30.6 million, due in part to our increased sheet metal production from the additional Salvagnini machines that were placed into operation allowing increased production and from price increases put in place over the last year. Part sales and other decreased $3.4 million or 6.9%.

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out, and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper, and aluminum.

As shown below, our average raw material prices increased during the year. However, the Company had increased its inventory levels in 2019 and early 2020 at lower prices and was able to benefit from these lower priced raw materials as the inventory was consumed in 2020. The Company improved its labor and overhead efficiencies with our new sheet metal machines that were placed into service in the last quarter of 2019 and early 2020, eliminating any bottlenecks in our sheet metal production. The Company's headcount was also down compared to 2019, resulting in a higher production output per employee.

Raw Material Costs

Twelve month average raw material cost per pound as of December 31:

	2020	2019	% Change

Copper	$3.65	$3.63	0.6%
Galvanized Steel	$0.55	$0.49	12.2%
Stainless Steel	$1.41	$1.30	8.5%
Aluminum	$2.02	$1.79	12.8%

Selling, General and Administrative Expenses

	Years Ended December 31,		Percent of Sales
	2020	2019	2020	2019
	(in thousands)
Warranty	$6,621	$8,047	1.3%	1.7%
Profit Sharing	11,593	7,448	2.3%	1.6%
Salaries & Benefits	20,159	13,394	3.9%	2.9%
Stock Compensation	5,341	6,690	1.0%	1.4%
Advertising	823	818	0.2%	0.2%
Depreciation	1,999	1,524	0.4%	0.3%
Insurance	1,066	805	0.2%	0.2%
Professional Fees	2,514	2,738	0.5%	0.6%
Donations	2,115	1,137	0.4%	0.2%
Other	8,260	9,476	1.6%	2.0%
Total SG&A	$60,491	$52,077	11.8%	11.1%

The Company experienced a decrease in warranty claims paid of 15.6% in 2020. Our profit sharing expenses increased due to higher earnings in 2020. Salaries and benefits increased due to additional bonuses and employee incentives. Stock compensation was lower in 2020 because the valuation of the Company-wide equity grant awarded in March 2020 was less than the grant awarded in March 2019. Donations increased due to the contribution of approximately $1.3 million to Winifred, Montana Public Schools in recognition of Norman H. Asbjornson's transition from CEO to Executive Chairman.

Gain/Loss on Disposals of Assets and Insurance Proceeds

On April 22, 2020, our plant and office facilities in Tulsa, Oklahoma experienced hail related weather damage and we filed a property insurance claim which carried a $500,000 deductible. We did not experience any significant structural damage or any operational interruption as a result of this weather event. In November 2020, we reached a final settlement with our insurance carrier, resulting in a net cumulative gain of $6.4 million for the year ended December 31, 2020. The received proceeds will be used in future periods to make improvements to the current roof at our plant and office facilities in Tulsa, Oklahoma to extend the overall useful life.

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

Working Capital - Our unrestricted cash and cash equivalents decreased $76.2 million from December 31, 2020 to December 31, 2021 primarily due to the use of available cash on hand to fund the acquisition of BasX (Note 4). As of December 31, 2021, we had $3.5 million in cash and cash equivalents and restricted cash.

Revolving Line of Credit - Our revolving credit facility (“Revolver”), as amended and restated, provides for maximum borrowings of $100.0 million. As of December 31, 2021, we had a $40.0 million balance outstanding under the Revolver. We have one standby letter of credit totaling $1.8 million as of December 31, 2021 and 2020. Borrowings available under the Revolver at December 31, 2021, were $58.2 million.  The Revolver expires on November 24, 2026.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. At December 31, 2021, the weighted average interest rate of the Revolver was 1.3%. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the year ended December 31, 2021.

If SOFR cannot be determined pursuant to the definition, as defined by the Revolver agreement, any outstanding effected loans will be deemed to have been converted into alternative base rate ("ABR") loans. ABR loans would bear interest at a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, or (c) daily simple SOFR for a one-month tenor in effect on such day plus 1.00%.

At December 31, 2021, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At December 31, 2021, our leverage ratio was 0.42 to 1.0, which meets the requirement of not being above 3 to 1.

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

Our repurchase activity is as follows:

	2021			2020			2019
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	103,689	$4,987	$48.10	5,799	$200	$34.46
401(k)	297,772	20,876	70.11	438,921	25,073	57.12	419,963	19,386	46.16
Directors and employees	22,526	1,590	70.59	23,272	1,169	50.23	28,668	1,207	42.11
Total	320,298	$22,466	$70.14	565,882	$31,229	$55.19	454,430	$20,793	$45.76

	Inception to Date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	8,204,432	165,876	20.22
Directors and employees	2,027,727	22,341	11.02
Total	14,437,414	$263,010	$18.22

Dividends - At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19
May 17, 2021	June 3, 2021	July 1, 2021	$0.19
November 9, 2021	November 26, 2021	December 17, 2021	$0.19

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing), and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2022 and the foreseeable future.

Off-Balance Sheet Arrangements - We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows used in financing activities for the years indicated.

	2021	2020	2019
	(in thousands)
Operating Activities
Net Income	$58,758	$79,009	$53,711
Income statement adjustments, net	46,566	44,793	42,440
Changes in assets and liabilities:
Accounts receivable	(9,737)	19,859	(13,412)
Income tax receivable	(1,136)	(3,815)	5,129
Inventories	(45,955)	(9,726)	2,557
Contract assets	1,886	—	—
Prepaid expenses and other	1,374	(2,364)	(329)
Accounts payable	10,899	(2,155)	280
Contract liabilities	(229)	—	—
Deferred revenue	447	1,010	425
Accrued liabilities and donations	(1,690)	2,203	7,124
Net cash provided by operating activities	61,183	128,814	97,925
Investing Activities
Capital expenditures	(55,362)	(67,802)	(37,166)
Insurance proceeds	—	6,417	—
Cash paid in business combination, net of cash acquired	(103,430)	—	—
Purchases of investments	—	—	(6,000)
Maturities of investments and proceeds from called investments	—	—	6,000
Other	73	112	120
Net cash used in investing activities	(158,719)	(61,273)	(37,046)
Financing Activities
Borrowings under revolving credit facility	40,000	—	—
Proceeds from financing obligation, net of issuance costs	—	—	6,614
Payment related to financing costs	—	—	(301)
Stock options exercised	21,148	21,418	12,625
Repurchase of stock	(20,876)	(30,060)	(19,586)
Employee taxes paid by withholding shares	(1,590)	(1,169)	(1,207)
Cash dividends paid to stockholders	(19,947)	(19,815)	(16,645)
Net cash provided by (used in) financing activities	$18,735	$(29,626)	$(18,500)

Cash Flows from Operating Activities

The decrease in cash flows from receivables was due to the increase in sales in the fourth quarter of 2021 as compared to 2020, as a result of the planned Company shutdown during the last week of December 2020. The decrease in cash flows from inventory is a result of increased costs of materials and some larger purchases made in the year to help deter supply chain issues and long lead times. The increase in cash flows from accounts payable is primarily driven by the timing of payments.

Cash Flows from Investing Activities

Cash flows from investing activities increased in 2021 as compared to 2020 and 2019 primarily due to the cash paid for the acquisition of BasX (Note 4) in December 2021. This increase is offset by decreased capital expenditures in 2021 compared to 2020 and insurance proceeds received in November 2020. The capital expenditures for 2020 relate to the completion of our Longview facility expansion as well as the addition to and replacement of sheet metal manufacturing equipment.

Our capital expenditure program for 2022 is estimated to be approximately $100.4 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows from Financing Activities

Cash flows from financing activities is historically affected by the timing of stock options exercised by our employees and repurchases of the Company's stock. However, in 2021, the increase in cash from financing activities is primarily related to borrowings under our revolving credit facility to manage our working capital needs after our available cash on hand was used to fund the BasX acquisition.

Our stock buyback program and dividends paid were $22.5 million and $19.9 million for the year ended December 31, 2021, respectively. We expect to continue the buyback program as well as paying semi-annual dividends at historical rates. The future costs of the buyback program could fluctuate based on market conditions including our published stock price and buyback transaction volume.

Commitments and Contractual Agreements

We had no material contractual purchase agreements as of December 31, 2021.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and related notes. We base our estimates, assumptions, and judgments on historical experience, current trends, and other factors believed to be relevant at the time our consolidated financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material. We believe the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements. We discuss these estimates with the Audit Committee of the Board of Directors periodically.

Inventory Reserves – We establish a reserve for inventories based on the change in inventory requirements due to product line changes, the feasibility of using obsolete parts for upgraded part substitutions, the required parts needed for part supply sales and replacement parts, and for estimated shrinkage. Assumptions used to estimate inventory reserves include future manufacturing requirements and industry trends. Evolving technology and changes in product mix or customer demand can significantly affect the outcome of this analysis.

Warranty – A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. Our product warranty policy is the earlier of one year from the date of first use or 18 months from date of shipment for parts only; 18 months for data center cooling solutions and cleanroom systems; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and ten years on gas-fired heat exchangers in our historical RL products (if applicable). Our warranty policy for the RQ series covers parts for two years from date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of installation. Warranty expense is estimated based on the warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue.

Due to the absence of warranty history on new products, an additional provision may be made for such products. Our estimated future warranty cost is subject to adjustment from time to time depending on changes in actual warranty trends and cost experience. Should actual claim rates differ from our estimates, revisions to the estimated product warranty liability would be required.

Share-Based Compensation – We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including stock options, restricted stock awards, performance stock units ("PSUs"), and key employee awards ("Key Employee Awards") based on their fair values at the time of grant. Compensation expense is recognized on a straight-line basis over the service period of stock options, restricted stock awards, and PSUs. Compensation expense is recognized for the Key Employee Awards on a straight line basis over the service period when the performance condition is determined to be probable. Forfeitures are accounted for as they occur. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair value of the PSUs is estimated on the date of grant using the Monte Carlo Model. The use of the Black-Scholes-Merton option valuation model and the Monte Carlo Model requires the input of subjective assumptions such as: the expected volatility, the expected term of the grant, forward-looking market conditions, risk-free rate, and expected dividend yield for stock options. The fair value of restricted stock awards and Key Employee Awards is based on the fair market value of AAON common stock on the respective grant dates. The fair value of restricted stock awards is reduced for the present value of dividends.

Definite-Lived Intangible Assets

Definite-lived intangible assets include various customer relationships and intellectual property acquired in business combinations. The fair value of customer relationships and intellectual property is estimated based on management’s judgments and assumptions or third party valuation models. These models requires the use of subjective inputs and assumptions such as expected useful lives, growth of existing customers, attrition of customers, future margins and expenses, discount rates, and future revenue growth. These inputs and assumptions can be inherently uncertain and can significantly affect the outcome of the estimates and analysis. We amortize our definite-lived intangible assets on a straight-line basis over the estimated useful lives of the assets. Our definite-lived intangible assets have estimated used lives of between 14 and 30 years. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Indefinite-lived intangible assets consist of trademarks and trade names. The fair value of trademarks and trade names is estimated based on management’s judgments and assumptions or third party valuations. These models requires the us of subjective inputs such as royalty rate, discount rate, and terminal value.

Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

To perform this assessment, we first consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit and indefinite-lived intangible assets exceeds their carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit and indefinite-lived assets does not exceed their carrying amount, we calculate the fair value for the report unit and indefinite-lived assets and compare the amount to their carrying amount. If the fair value of a reporting unit and indefinite-lived asset exceeds their carrying amount, the reporting unit and indefinite-lived assets are not considered impaired. If the carrying amount of the reporting unit and indefinite-lived assets exceeds their fair value, the reporting unit and indefinite-lived assets are considered to be impaired and the balance is reduced by the difference between the fair value and carrying amount of the reporting unit and indefinite-lived assets.

We performed a qualitative assessment as of December 31, 2021 to determine whether it was more likely than not that the fair value of the reporting unit and indefinite-lived assets was greater than the carrying value of the reporting unit and indefinite-lived assets. Based on these qualitative assessments, we determined that the fair value of the reporting unit and indefinite-lived assets was more likely than not greater than the carrying value of the reporting unit and indefinite-lived assets.

Estimates and assumptions used to perform the impairment evaluation are inherently uncertain and can significantly affect the outcome of the analysis. The estimates and assumptions we use in the annual impairment assessment included macro-industry trends, market participant considerations, historical profitability, including free cash flows, and forecasted multi-year operating results. Changes in operating results and other assumptions could materially affect these estimates. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Contingent Consideration - As part of a business combination, we agreed to issue shares of the Company's common stock based on certain milestones in accordance with the acquisition agreement. This contingent consideration is valued at fair value on the acquisition date and is included in goodwill and additional paid-in capital on the consolidated balance sheets.

The fair value of the contingent consideration was determined using the Option Pricing Method through a Monte Carlo simulation, as this model is appropriate for contingent considerations for which the payoff structure is nonlinear. The use of this model requires the input of subjective inputs and assumptions such as: future earnings, the expected volatility of future earnings, risk-free rate, discount rate, and future stock performance. These inputs and assumptions can be inherently uncertain and can significantly affect the outcome of the estimates and analysis.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. We adopted this standard at the beginning of the fourth quarter of 2021. Upon adoption, this update did not have a material effect on our consolidated financial position or result of operations.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory – manual inventory adjustments

As described in Note 2 to the financial statements, the Company reports inventory using the first in, first out (“FIFO”) method, which involves manual adjustments recorded to the general ledger such as inventory variance, inventory allowance and labor and overhead adjustments, which had the potential to be larger or require more judgment during the year ended December 31, 2021, where the Company experienced changes in the prices of certain raw materials due to the COVID-19 pandemic. These manual adjustments have been identified as a critical audit matter.

The principal considerations for our determination such manual inventory adjustments as a critical audit matter are these manual adjustments require substantial use of management estimates and requires the Company to have effective inventory valuation processes. Significant management judgments and estimates utilized to determine manual inventory adjustments are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

Our audit procedures related to the manual inventory adjustments included the following, among others.

•We tested the design and operating effectiveness of controls over inventory valuation, including the standard cost updates in the accounting system and the completeness and accuracy of the inputs to the inventory variance calculation and any related adjustments.
•We recalculated the Company’s standard costing of inventory which approximated FIFO by obtaining FIFO buildups and inspected underlying documents for a sample of raw materials.
•We assessed the reasonableness of management’s inventory reserve by recalculating the reserve using management’s inputs, and evaluated those inputs for reasonableness.
•We tested labor and overhead rate changes by recalculating the rates used and tested any adjustments recorded to the general ledger.

BasX, LLC Acquisition

As described in Note 4 to the financial statements, the Company acquired a controlling interest in BasX, LLC (“BasX”) in December 2021 and the assets acquired, the liabilities assumed and contingent consideration payable were estimated and recorded at fair value as of the transaction date, for which the Company utilized a valuation specialist. We identified the estimation of the fair value of the intangible assets acquired and contingent consideration payable in the acquisition of BasX as a critical audit matter.

The principal considerations for our determination that the estimation of the fair value of the intangible assets acquired and contingent consideration payable in the acquisition of BasX as a critical audit matter are that there was a high degree of estimation uncertainty due to significant judgments with respect to the selection of the valuation methodologies applied, the assumptions used to estimate the future revenues and cash flows, including revenue growth rates and forecasted costs, discount rates, royalty rates, and obsolescence of intellectual property. This required an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the fair value of the intangible assets acquired and contingent consideration payable, including the need to involve valuation specialists.

Our audit procedures responsive to the estimation of the fair value of the intangible assets acquired and contingent consideration payable for the acquisition of BasX included the following procedures, among others.

•We tested the design and operating effectiveness of controls relating to management’s review of the assumptions used to develop the future revenues and cash flows, the reconciliation of future revenues and cash flows prepared by management to the data used in the third-party valuation report, and the aforementioned valuation inputs and methodologies applied.
•Utilized a valuation specialist to evaluate:
◦The methodologies used and whether they were acceptable for the underlying assets or operations by performing an independent calculation.
◦The appropriateness of the royalty rates attributed to both intellectual property and trademarks and the obsolescence of intellectual property using our understanding of BasX’s business and historical financial results, intellectual property and trademarks and the Company’s future plans.
◦The appropriateness of the discount rates by recalculating the weighted average costs of capital.
◦The qualifications of the Company’s valuation specialist based on their credentials and experience.
•Tested the revenue growth rates and forecasted costs of BasX by comparing such items to the historical operating results of the acquired entity and by assessing the likelihood or capability of the acquired entity to undertake activities or initiatives underpinning significant drivers of growth in the forecasted period.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Tulsa, Oklahoma
February 28, 2022

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2021	2020
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$2,859	$79,025
Restricted cash	628	3,263
Accounts receivable, net of allowance for credit losses of $549 and $506, respectively	70,780	47,387
Income tax receivable	5,723	4,587
Inventories, net	130,270	82,219
Contract assets	5,749	—
Prepaid expenses and other	2,071	3,770
Total current assets	218,080	220,251
Property, plant and equipment:
Land	5,016	4,072
Buildings	135,861	122,171
Machinery and equipment	318,259	281,266
Furniture and fixtures	23,072	18,956
Total property, plant and equipment	482,208	426,465
Less: Accumulated depreciation	224,146	203,125
Property, plant and equipment, net	258,062	223,340
Intangible assets, net	70,121	38
Goodwill	85,727	3,229
Right of use assets	16,974	1,571
Other long-term assets	1,216	579
Total assets	$650,180	$449,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,020	$12,447
Accrued liabilities	50,206	46,586
Contract liabilities	7,542	—
Total current liabilities	86,768	59,033
Revolving credit facility, long-term	40,000	—
Deferred tax liabilities	31,993	28,324
Other long-term liabilities	18,843	4,423
New market tax credit obligation (a)	6,406	6,363
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 52,527,985 and 52,224,767 issued and outstanding at December 31, 2021 and 2020, respectively	210	209
Additional paid-in capital	81,654	5,161
Retained earnings	384,306	345,495
Total stockholders’ equity	466,170	350,865
Total liabilities and stockholders’ equity	$650,180	$449,008
(a) Held by variable interest entities (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Net sales	$534,517	$514,551	$469,333
Cost of sales	396,687	358,702	349,908
Gross profit	137,830	155,849	119,425
Selling, general and administrative expenses	68,598	60,491	52,077
(Gain) loss on disposal of assets and insurance recoveries	(21)	(6,478)	337
Income from operations	69,253	101,836	67,011
Interest (expense) income, net	(132)	88	66
Other income (expense), net	61	51	(46)
Income before taxes	69,182	101,975	67,031
Income tax provision	10,424	22,966	13,320
Net income	$58,758	$79,009	$53,711
Earnings per share:
Basic	$1.12	$1.51	$1.03
Diluted	$1.09	$1.49	$1.02
Cash dividends declared per common share:	$0.38	$0.38	$0.32
Weighted average shares outstanding:
Basic	52,404,199	52,168,679	52,079,865
Diluted	53,728,989	53,061,169	52,635,415

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2018	51,991	$208	$—	$249,235	$249,443
Net income	—	—	—	53,711	53,711
Stock options exercised and restricted	542	2	12,623	—	12,625
stock awards granted
Share-based compensation	—	—	11,799	—	11,799
Stock repurchased and retired	(454)	(2)	(20,791)	—	(20,793)
Dividends	—	—	—	(16,645)	(16,645)
Balance at December 31, 2019	52,079	208	3,631	286,301	290,140
Net income	—	—	—	79,009	79,009
Stock options exercised and restricted	712	3	21,415	—	21,418
stock awards granted
Share-based compensation	—	—	11,342	—	11,342
Stock repurchased and retired	(566)	(2)	(31,227)	—	(31,229)
Dividends	—	—	—	(19,815)	(19,815)
Balance at December 31, 2020	52,225	209	5,161	345,495	350,865
Net income	—	—	—	58,758	58,758
Stock options exercised and restricted	623	2	21,146	—	21,148
stock awards granted
Share-based compensation	—	—	11,812	—	11,812
Stock repurchased and retired	(320)	(1)	(22,465)	—	(22,466)
Contingent consideration (Note 4)	—	—	66,000	—	66,000
Dividends	—	—	—	(19,947)	(19,947)
Balance at December 31, 2021	52,528	$210	$81,654	$384,306	$466,170

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2021	2020	2019
Operating Activities	(in thousands)
Net income	$58,758	$79,009	$53,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,343	25,634	22,766
Amortization of debt issuance costs	43	43	7
Amortization of right of use assets	73	—	—
Provision for credit losses on accounts receivable, net of adjustments	43	153	91
Provision for excess and obsolete inventories	629	1,108	1,454
Share-based compensation	11,812	11,342	11,799
(Gain) loss on disposition of assets and insurance recoveries	(21)	(6,478)	337
Foreign currency transaction gain	(1)	(12)	(27)
Interest income on note receivable	(24)	(24)	(25)
Deferred income taxes	3,669	13,027	6,038
Changes in assets and liabilities:
Accounts receivable	(9,737)	19,859	(13,412)
Income tax receivable	(1,136)	(3,815)	5,129
Inventories	(45,955)	(9,726)	2,557
Contract assets	1,886	—	—
Prepaid expenses and other	1,374	(2,364)	(329)
Accounts payable	10,899	(2,155)	280
Contract liabilities	(229)	—	—
Deferred revenue	447	1,010	425
Accrued liabilities and donations	(1,690)	2,203	7,124
Net cash provided by operating activities	61,183	128,814	97,925
Investing Activities
Capital expenditures	(55,362)	(67,802)	(37,166)
Cash paid in business combination, net of cash acquired	(103,430)	—	—
Proceeds from sale of property, plant and equipment	19	60	69
Insurance proceeds	—	6,417	—
Investment in certificates of deposits	—	—	(6,000)
Maturities of certificates of deposits	—	—	6,000
Principal payments from note receivable	54	52	51
Net cash used in investing activities	(158,719)	(61,273)	(37,046)
Financing Activities
Borrowings under revolving credit facility	40,000	—	—
Proceeds from financing obligation, net of issuance costs	—	—	6,614
Payment related to financing costs	—	—	(301)
Stock options exercised	21,148	21,418	12,625
Repurchase of stock	(20,876)	(30,060)	(19,586)
Employee taxes paid by withholding shares	(1,590)	(1,169)	(1,207)
Dividends paid to stockholders	(19,947)	(19,815)	(16,645)
Net cash provided by (used in) financing activities	18,735	(29,626)	(18,500)
Net (decrease) increase in cash, cash equivalents and restricted cash	(78,801)	37,915	42,379
Cash, cash equivalents and restricted cash, beginning of year	82,288	44,373	1,994
Cash, cash equivalents and restricted cash, end of year	$3,487	$82,288	$44,373

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

1.  Business Description

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation, and BasX, Inc. (dba BasX Solutions), an Oregon corporation (collectively, the “Company”). The consolidated financial statements include our accounts and the accounts of our subsidiaries.

We are engaged in the engineering, manufacturing, marketing, and sale of premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data centers cooling solutions, cleanroom systems, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls.

Recent Developments

On December 10, 2021, we closed on the acquisition of all of the issued and outstanding equity ownership of BasX, LLC, doing business as BasX Solutions ("BasX") (Note 4). We have included the results of BasX’s operations in our consolidated financial statements beginning December 11, 2021.

On December 29, 2021, BasX, LLC converted to a C-Corporation, BasX, Inc., and is subject to income tax.

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

Our manufacturing operations are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, as such, the decrees issued by national, state, and local governments in response to the COVID-19 pandemic have had minimal impact on our operations except for higher than normal employee absenteeism in our manufacturing facilities. Notable absenteeism occurred the latter part of June 2020 at our Tulsa, OK facilities which resulted in reduced shipments and longer lead times in the second quarter 2020. Additionally, our Longview, TX facility suffered from COVID-19 related absenteeism during the quarter ending September 30, 2021, which reduced the production of coils that were needed to complete units at both our Longview, TX and Tulsa, OK facilities.

We had continuous operations during the years ended December 31, 2021 and December 31, 2020, except for events unrelated to COVID-19 described below. Additional precautions have been taken to social distance workers that work in close environments and we have facilitated voluntary on-site COVID-19 vaccine clinics. The Company utilizes sanitation stations and performs additional cleaning and sanitation throughout the day.

We witnessed increases in some of our raw material prices, especially in copper and steel, which appear to be an effect of COVID-19, and we continue to make strategic purchases of materials when we see opportunities. We have managed the increase in the cost of raw materials through price increases for our products which began to be realized in late 2021. Although we have experienced some supply chain challenges related to specific manufacturing parts, due to our strong vendor relationships as well as our favorable liquidity position, we have experienced minimal disruption to our supply chain due to COVID-19.

Additionally, we continue to experience challenges in a tight labor market, especially the hiring of both skilled and unskilled production labor. In July 2021, we increased starting wages for our production workforce by 7.0%. We also have put a cost of living increase of 3.5% in place in October 2021 for all employees below the Director level. We will continue to implement human resource initiatives to retain and attract labor to further improve productivity and production efficiencies.

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, increased employee absenteeism and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. However, COVID-19 has had no significant impact on our planned cash outflows for raw materials, dividend payments, or capital expenditures.

Although these disruptions and costs are expected to be temporary, there is significant uncertainty around the duration and overall impact to our business operations. We are continually monitoring the progression of the pandemic, including new COVID-19 variants, and its potential effect on our financial position, results of operations and cash flows.

Planned Plant Maintenance

During the fourth quarter of 2020, we made the strategic decision to shut down our Tulsa, OK and Longview, TX manufacturing facilities to perform planned and necessary maintenance during the last week of December 2020 as well several days in early January 2021. Although we lost several production days due to this shut down, we do not believe that the impact of the shut down had a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ending December 31, 2021.

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

Certificates of Deposit

We held no certificates of deposit at December 31, 2021 and 2020.

Restricted Cash

Restricted cash held at December 31, 2021 consist of bank deposits and highly liquid, interest-bearing money market funds held for the purpose of the Company's qualified New Markets Tax Credit program (Note 18) to benefit an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations.

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

Accounts and note receivable are stated at amounts due from customers, net of an allowance for credit losses. We generally do not require that our customers provide collateral; however, our billings and customer payment terms can vary based on product type as a way to manage collections risk. The Company determines its allowance for credit losses by considering a number of factors, including the credit risk of specific customers, the customer’s ability to pay current obligations, historical trends, economic and market conditions, and the age of the receivable. Accounts are considered past due when the balance has been outstanding for ninety days past negotiated credit terms. Past due accounts are generally written-off against the allowance for credit losses only after all collection attempts have been exhausted.

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 3%, 2%, and 3% of revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

One customer, Texas AirSystems LLC, accounted for more than 10% of our sales during 2021, 2020, and 2019.  No other customer accounted for more than 10% of our sales during 2021, 2020, and 2019. No customers accounted for more than 10% of our accounts receivable balance at December 31, 2021. Two customers, Texas AirSystems LLC and Johnson Barrow Inc., accounted for more than 10% of our accounts receivable balance at December 31, 2020.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) or average cost method. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

Property, Plant and Equipment

Property, plant, and equipment, including significant improvements, are recorded at cost, net of accumulated depreciation; except for property, plant, and equipment acquired in a business combination which is recorded at fair value. Repairs and maintenance and any gains or losses on disposition are included in operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	3 - 40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	3 - 15 years

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

Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company may adjust the preliminary purchase price allocation, as necessary, as it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, which is generally up to one year after the acquisition closing date. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.

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
•Level 3: Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. Items categorized in Level 3 include the estimated fair values of property, plant and equipment, intangible assets, contingent consideration, and goodwill acquired in a business combination.

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

Definite-Lived Intangible Assets

Our definite-lived intangible assets include various trademarks, service marks, and technical knowledge acquired in business combinations (Note 4). We amortize our definite-lived intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.

Amortization is computed using the straight-line method over the following estimated useful lives:

Intellectual property	30 years
Customer relationships	14 years

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. At December 31, 2021, approximately $19.7 million of goodwill Indefinite-lived intangible assets consist of trademarks and trade names and are also subject to at least annual impairment testing. Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

To perform this assessment, we first consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit and indefinite-lived intangible assets exceeds their carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit and indefinite-lived assets does not exceed their carrying amount, we calculate the fair value for the report unit and indefinite-lived assets and compare the amount to their carrying amount. If the fair value of a reporting unit and indefinite-lived asset exceeds their carrying amount, the reporting unit and indefinite-lived assets are not considered impaired. If the carrying amount of the reporting unit and indefinite-lived assets exceeds their fair value, the reporting unit and indefinite-lived assets are considered to be impaired and the balance is reduced by the difference between the fair value and carrying amount of the reporting unit and indefinite-lived assets.

We performed a qualitative assessment as of December 31, 2021 to determine whether it was more likely than not that the fair value of the reporting unit and indefinite-lived assets was greater than the carrying value of the reporting unit and indefinite-lived assets. Based on these qualitative assessments, we determined that the fair value of the reporting unit and indefinite-lived assets was more likely than not greater than the carrying value of the reporting unit and indefinite-lived assets.

Estimates and assumptions used to perform the impairment evaluation are inherently uncertain and can significantly affect the outcome of the analysis. The estimates and assumptions we use in the annual impairment assessment included market participant considerations and future forecasted operating results. Changes in operating results and other assumptions could materially affect these estimates. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Contingent Consideration

As part of a business combination, we agreed to issue shares of the Company's common stock based on certain milestones in accordance with the acquisition agreement. This contingent consideration is valued at fair value on the acquisition date and is included in additional paid-in capital on the consolidated balance sheets.

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

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2021, 2020, and 2019 research and development costs amounted to approximately $16.6 million, $17.4 million, and $14.8 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2021, 2020, and 2019 was approximately $1.6 million, $0.8 million, and $0.8 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2021, 2020, and 2019 shipping and handling fees amounted to approximately $14.4 million, $14.3 million, and $14.4 million, respectively.

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

Share-Based Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The Company’s share-based compensation plans provide for the granting of stock options, restricted stock, and performance stock units ("PSUs"). In conjunction with the acquisition of BasX (Note 4), we awarded performance awards to key employees ("Key Employee Awards") of BasX.

The fair values of stock options are estimated at the date of grant using the Black-Scholes-Merton option valuation model. The fair value of the PSUs is estimated on the date of grant using the Monte Carlo Model. The use of the Black-Scholes-Merton option valuation model and the Monte Carlo Model requires the input of subjective assumptions such as: the expected volatility, the expected term of the grant, expected market performance, risk-free rate, and expected dividend yield for stock options. The fair value of restricted stock awards and Key Employee Awards is based on the fair market value of AAON common stock on the respective grant dates. The fair value of restricted stock awards is reduced for the present value of dividends. The Key Employee Awards do not accrue dividends.

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

The PSUs cliff vest on December 31, 2023. Share-based compensation expense is recognized on a straight-line basis over the service period of PSUs. The PSUs are subject to several service and market conditions, as defined by the PSU agreement, which allows the holder to retain a pro-rata amount of awards as a result of certain termination conditions, retirement, change in common control, or death. Forfeitures are accounted for as they occur.

The Key Employee Awards cliff vest on December 31, 2023. Share-based compensation expense is recognized on a straight-line basis over the service period of the Key Employee Awards when it is probable that the performance conditions will be satisfied. The Key Employee Awards are subject to several service and performance conditions, as defined by the Key Employee Award agreement, which allows the holder to retain an amount of the awards as a result of certain termination conditions or change in common control. Forfeitures are accounted for as they occur.

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

Revenue Recognition

Due to the highly customized nature of many of the Company’s products and each product not having an alternative use to the Company without significant costs to the Company, the Company recognizes revenue over time as progress is made toward satisfying the performance obligations of each contract. The Company has formal cancellation policies and generally does not accept returns on these units. As a result, many of the Company’s products do not have an alternative use and therefore, for these products we recognize revenue over the time it takes to produce the unit. The Company measures a contract’s progress on the basis of the ratio that costs incurred bear to estimated total costs using the input method because, in the Company’s view, such method best depicts the progress toward completion.

Contract costs include direct materials, direct labor, installation, freight and delivery, commissions and royalties. Other costs not related to contract performance, such as indirect labor and materials, small tools and supplies, operating expenses, field rework and back charges are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income, and are estimated and recognized by the Company throughout the life of the contract. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of billings is shown as a contract asset within our consolidated balance sheets, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a contract liability within out consolidated balance sheets.

For all other products that are part sales or standardized units, the Company recognizes revenue, presented net of sales tax, when it satisfies the performance obligation in its contracts. As the primary performance obligation in such a contract is delivery of the requested manufactured equipment, we satisfy the performance obligation when the control is passed to the customer, generally at time of shipment. Final sales prices are fixed based on purchase orders.

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

Representatives and Third Party Products

We are responsible for billings and collections resulting from all sales transactions, including those initiated by our independent manufacturer representatives (“Representatives”). Representatives are national companies that are in the business of providing heating, ventilation, and air conditioning (“HVAC”) units and other related products and services to customers. The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order. These other related products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”). All are associated with the purchase of a HVAC unit but may be provided by the Representative or another third party. Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order. We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. The Company is considered the principal for the equipment we design and manufacture and records that revenue gross. The Company has no control over the Third Party Products to the end customer and the Company is under no obligation related to the Third Party Products. Amounts related to Third Party Products are not recognized as revenue but are recorded as a liability and are included in accrued liabilities on the consolidated balance sheets.

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our representatives was $43.9 million, $50.0 million, and $46.1 million for each of the years ended December 31, 2021, 2020, and 2019, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position, and cash flows. We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis. The most significant estimates include, but are not limited to: revenue recognition, business combinations, the allowance for credit losses, inventory reserves, warranty accrual, workers compensation accrual, medical insurance accrual, share-based compensation, and income taxes. Actual results could differ materially from those estimates.

3. Revenue Recognition

The following tables show disaggregated net sales by reportable segment (see Note 23) by major source, net of intercompany sales eliminations. As the BasX segment was not applicable during the years ended December 31, 2020 and 2019, this segment has been excluded from the tables.

	Year Ended December 31, 2021
	AAON Oklahoma	AAON Coil Products	BasX[1]	Total
	(in thousands)
Rooftop Units	$398,461	$—	$—	$398,461
Condensing Units	762	25,989	—	26,751
Air Handlers	—	26,589	95	26,684
Outdoor Mechanical Rooms	820	464	—	1,284
Cleanroom Systems	—	—	2,288	2,288
Data Center Cooling Solutions	—	—	1,688	1,688
Water-Source Heat Pumps	10,831	10,343	—	21,174
Part Sales	41,127	1	—	41,128
Other	11,844	3,203	12	15,059
	$463,845	$66,589	$4,083	$534,517

	Year Ended December 31, 2020
	AAON Oklahoma	AAON Coil Products	BasX[1]	Total
	(in thousands)
Rooftop Units	$400,946	$—	—	$400,946
Condensing Units	900	20,249	—	21,149
Air Handlers	—	23,931	—	23,931
Outdoor Mechanical Rooms	2,355	487	—	2,842
Water-Source Heat Pumps	10,663	8,390	—	19,053
Part Sales	32,561	—	—	32,561
Other	11,532	2,537	—	14,069
	$458,957	$55,594	—	$514,551

	Year Ended December 31, 2019
	AAON Oklahoma	AAON Coil Products	BasX[1]	Total
	(in thousands)
Rooftop Units	$349,427	$—	—	$349,427
Condensing Units	865	17,610	—	18,475
Air Handlers	—	24,265	—	24,265
Outdoor Mechanical Rooms	1,134	509	—	1,643
Water-Source Heat Pumps	21,076	4,371	—	25,447
Part Sales	33,331	—	—	33,331
Other	12,836	3,909	—	16,745
	$418,669	$50,664	—	$469,333
[1] BasX was acquired by the Company on December 10, 2021, as such, the only applicable period presented for BasX is December 11, 2021 through December 31, 2021.

Other sales include freight, extended warranties and miscellaneous revenue.

4. Business Combination

On November 18, 2021, the Company entered into a membership interest purchase agreement (the “MIPA Agreement”) to acquire of all of the issued and outstanding equity ownership of BasX, LLC, an Oregon limited liability company, doing business as BasX Solutions. We closed this transaction on December 10, 2021 for a purchase price of (i) $100.0 million payable in cash (not including working capital adjustments), and (ii) up to $80.0 million in the aggregate of contingent consideration payable in shares of the Company's stock, par value $0.004 per share (the "Shares").

The $80.0 million of contingent consideration payable consists of $78.0 million payable to the former owners of BasX and $2.0 million payable to key employees of BasX whom are now employed by the Company. The potential future issuance of the Shares is contingent upon BasX meeting certain post-closing earn-out milestones during each of 2021, 2022, and 2023 under the terms of the MIPA Agreement. The Company funded the BasX acquisition cash portion of the purchase price and related transaction costs with cash on hand.

Additionally, as a condition to closing, the Company entered into a real estate purchase agreement with BasX Properties, LLC, an affiliate of BasX, to acquire the principal real property and improvements utilized by BasX for an additional $22.0 million, subject to customary closing conditions and adjustments. The Company expects this real estate transaction to close by the end of the first quarter of 2022.

BasX specializes in the design, engineering and manufacturing of custom, energy efficient cooling solutions for the rapidly growing hyperscale data center market. BasX also designs and manufactures custom solutions for cleanroom environments for the bio-pharmaceutical, semiconductor, medical and agriculture markets, as well as custom, energy efficient air handlers and modular solutions for a vast array of markets. The acquisition of BasX brings the Company exposure to attractive end-markets into which the Company has historically had minimal exposure. The products BasX manufactures are highly engineered, customized products, fully complimenting AAON's existing business.

We incurred $4.4 million in transaction fees related to the acquisition of BasX which are included in selling, general, and administrative expenses on our consolidated statement of income. We have included the results of BasX’s operations in our consolidated financial statements beginning December 11, 2021.

We applied pushdown accounting, allowable under ASC 805 "Business Combinations," to "pushdown" our stepped-up basis in the assets acquired and liabilities assumed to BasX's subsidiary financial statements. The decision to apply pushdown accounting is irrevocable. Goodwill was calculated and recognized consistent with acquisition accounting, resulting in the pushdown of $82.5 million in goodwill as of December 31, 2021.

The following table presents the allocation of the consideration paid to the assets acquired and liabilities assumed, based on their fair values as of December 10, 2021, in the acquisition of BasX described above, which was still preliminary at December 31, 2021. The provisional amounts are subject to change as the Company continues to evaluate the information required to complete the valuation through the measurement period. We expect to complete our valuation in the first quarter of 2022.

(in thousands)
Accounts receivable	$13,699
Inventories	2,725
Contract assets	7,635
Prepaid expenses and other	341
Property, plant and equipment	13,169
Right of use assets	15,611
Intangible assets	70,329
Goodwill	82,498
Accounts payable	(9,388)
Accrued liabilities	(3,807)
Contract liabilities	(7,771)
Lease liabilities	(15,611)
Contingent Consideration - shares of AAON	(66,000)
Consideration paid	$103,430

The Company recognized the following definite and indefinite-lived intangible assets as part of the acquisition of BasX:

(in thousands)
Definite-lived intangible assets
Intellectual property	$6,479
Customer relationships	48,684
55,163

Indefinite-lived intangible assets
Trademarks	15,166
Total intangible assets acquired	$70,329

Goodwill is the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to acquire the skilled workforce and expanded market opportunities. Goodwill of $16.5 million is tax deductible upon close of the acquisition. Future additional amounts of goodwill related to the contingent consideration may become tax deductible in the future if the earn out provisions of the MIPA are achieved.

Pro Forma Results of Operations (unaudited)

The operations of BasX have been included in our statements of income since the closing date on December 10, 2021. The following unaudited pro forma consolidated results of operations for the years ended December 31, 2021 and 2020 are presented as if the combination had been made on January 1, 2020.

	(unaudited)
	Years ended December 31,
	2021	2020
	(in thousands, except per share data)
Revenues	$611,158	$562,563
Net income	63,491	80,507
Earnings per share:
Basic	$1.21	$1.54
Dilutive	$1.18	$1.52

These unaudited pro forma results include adjustments necessary in connection with the acquisition.

The unaudited consolidated pro forma financial information was prepared in accordance with GAAP and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the acquisition date, including, but not limited to, the anticipated realization of operating synergies in subsequent periods. These results also do not give effect to certain charges that the Company expects to incur in connection with the acquisition, including, but not limited to, additional professional fees and employee integration.

5. Leases

We adopted ASU No. 2016-02, Leases (Topic 842), as amended, as of January 1, 2019, using the transition method, which became effective upon the date of adoption. The transition method allows entities to initially apply the new leases standard at the adoption date (January 1, 2019) and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We have also elected the short-term lease measurement and recognition exemption which does not require balance sheet presentation for short-term leases.

All of our leases are classified as operating leases. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate represents the interest rate which we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment.

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our consolidated balance sheets as of December 31, 2021 or 2020, and the rent expense for these short-term leases is not significant.

The Company’s leases generally require us to pay for insurance, taxes, utilities, and other operating costs. These payments are not included in the right-of-use asset or lease liability and are expensed as incurred.

Through the acquisition of BasX (Note 4), we acquired various leases for plant/office space and equipment. We also lease the plant/office space used by our operations in Parkville, MO. Expense related to these leases is recognized on straight-line basis over the lease term. Certain of our leases contain escalating lease payments based on predefined increases. Most leases contain options to renew or terminate. Right-of-use assets and lease liabilities reflect only the options which the Company is reasonably certain to exercise.

At December 31, 2021, we had operating lease right-of-use assets of $17.0 million and current and noncurrent operating lease obligations of $1.6 million and $15.5 million within accrued liabilities and other long-term liabilities, respectively, on our consolidated balance sheets. At December 31, 2020, we had operating lease right-of-use assets of $1.6 million and current and noncurrent operating lease obligations of $0.2 million and $1.4 million within accrued liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

6. Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	December 31,
	2021	2020
	(in thousands)
Accounts receivable	$71,329	$47,893
Less: Allowance for credit losses	(549)	(506)
Total, net	$70,780	$47,387

	Years Ended December 31,
	2021	2020	2019
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$506	$353	$264
Provisions (recoveries) for expected credit losses, net of adjustments	43	153	91
Accounts receivable written off, net of recoveries	—	—	(2)
Balance, end of period	$549	$506	$353

7. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2021	2020
	(in thousands)
Raw materials	$124,480	$76,238
Work in process	3,049	2,088
Finished goods	4,528	7,154
	132,057	85,480
Less: Allowance for excess and obsolete inventories	(1,787)	(3,261)
Total, net	$130,270	$82,219

	Years Ended December 31,
	2021	2020	2019
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$3,261	$2,644	$1,210
Provisions for excess and obsolete inventories	629	1,108	1,454
Inventories written off	(2,103)	(491)	(20)
Balance, end of period	$1,787	$3,261	$2,644

8. Intangible Assets

Our intangible assets consist of the following:

	December 31,
	2021	2020
Definite-lived intangible assets	(in thousands)
Intellectual property	$6,479	$700
Customer relationships	48,684	—
Less: Accumulated amortization	(208)	(662)
Total, net	54,955	38

Indefinite-lived intangible assets
Trademarks	15,166	—
Total intangible assets, net	$70,121	$38

Amortization expense recorded in cost of sales is as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Amortization expense	$246	$234	$234

Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be $3.7 million for each of the years ended 2022 through 2026.

9.  Note Receivable

In connection with the closure of our Canadian facility on May 18, 2009, we sold land and a building in September 2010 and assumed a note receivable from the borrower secured by the property. The C$1.1 million, 15 year note has an interest rate of 4.0% and is payable to us monthly, and has a C$0.6 million balloon payment due in October 2025. Interest payments are recognized in interest income. The current and long-term portions of this note receivable are included in other prepaid expenses and other and other long-term assets, respectively, on our balance sheet.

We evaluate the note for impairment on a quarterly basis. We determine the note receivable to be impaired if we are uncertain of its collectability based on the contractual terms. At December 31, 2021 and 2020, there was no impairment.

10.  Supplemental Cash Flow Information

	Years Ended December 31,
	2021	2020	2019
Supplemental disclosures:	(in thousands)
Interest paid	$—	$—	$—
Income taxes paid, net	7,891	13,754	2,172
Non-cash investing and financing activities:
Non-cash capital expenditures	(3,714)	2,843	863

11. Warranties

The Company has warranties with various terms from 18 months for parts, data center cooling solutions, and cleanroom systems to 25 years for certain heat exchangers. The Company has an obligation to replace parts if conditions under the warranty are met. A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products, and any known identifiable warranty issues.

Changes in the warranty accrual are as follows:

	Years Ended December 31,
	2021	2020	2019
Warranty accrual:	(in thousands)
Balance, beginning of period	$13,522	$12,652	$11,421
Payments made	(6,734)	(5,751)	(6,816)
Provisions	6,351	6,621	8,047
Assumed in business combination (Note 4)	630	—	—
Balance, end of period	$13,769	$13,522	$12,652

Warranty expense:	$6,351	$6,621	$8,047

12. Accrued Liabilities and Other Long-Term Liabilities

At December 31, accrued liabilities were comprised of the following:

	December 31,
	2021	2020
	(in thousands)
Warranty	$13,769	$13,522
Due to representatives	7,995	8,296
Payroll	8,423	8,155
Profit sharing	1,489	2,902
Workers' compensation	308	594
Medical self-insurance	1,943	1,546
Customer prepayments	5,931	5,067
Donations, short-term	438	570
Employee vacation time	4,362	3,321
Operating lease liability, short-term	1,580	202
Other	3,968	2,411
Total	$50,206	$46,586

At December 31, other long-term liabilities were comprised of the following:

	December 31,
	2021	2020
	(in thousands)
Long-term operating lease obligation	$15,467	$1,369
Long-term donations	334	496
Extended warranties	3,042	2,558
Total	$18,843	$4,423

13. Revolving Credit Facility

On November 24, 2021, we amended our revolving credit facility (“Revolver”), to provide for maximum borrowings of $100.0 million, with an option to increase to maximum borrowing of $200.0 million. As of December 31, 2021, we had a $40.0 million balance outstanding under the Revolver. We have one standby letter of credit totaling $1.8 million as of December 31, 2021 and 2020. Borrowings available under the Revolver at December 31, 2021, were $58.2 million.  The Revolver expires on November 24, 2026.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. At December 31, 2021, the weighted average interest rate of our the Revolver was 1.3%. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the year ended December 31, 2021.

If SOFR cannot be determined pursuant to the definition, as defined by the Revolver agreement, any outstanding effected loans will be deemed to have been converted into alternative base rate ("ABR") loans. ABR loans would bear interest at a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, or (c) daily simple SOFR for a one-month tenor in effect on such day plus 1.00%.

At December 31, 2021, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At December 31, 2021, our leverage ratio was 0.42 to 1.0, which meets the requirement of not being above 3 to 1.

The previous revolving credit facility allowed for maximum borrowings of $30.0 million with an interest rate of LIBOR plus 2.0%. There were no fees associated with the unused portion of committed amounts under the previous revolving credit facility. As of December 31, 2020, we had no balance outstanding under our previous revolving credit facility. At December 31, 2020, the weighted average interest rate of our revolving credit facility was 2.6%.

On January 18, 2022, we updated our standby letter of credit to $820,000. As of February 28, 2022, we had $55,000,000 of outstanding borrowings under our Revolver.

14.  Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Current	$6,755	$9,939	$7,282
Deferred	3,669	13,027	6,038
Total	$10,424	$22,966	$13,320

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before the provision for income taxes.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019

Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.8%	5.3%	5.2%
Change in valuation allowance	1.0%	—%	—%
Excess tax benefits related to share-based compensation	(7.8)%	(3.2)%	(2.6)%
Return to provision	—%	0.1%	(1.4)%
Oklahoma amended tax returns	—%	—%	(1.3)%
Other	(0.9)%	(0.7)%	(0.9)%
	15.1%	22.5%	20.0%

On May 21, 2021, the State of Oklahoma enacted House Bill 2960, effectively reducing the corporate income tax rate in Oklahoma from 6% to 4%. As a result of these changes, the Company adjusted its state deferred tax assets and liabilities in the second quarter of 2021 using the newly enacted rate for the periods when they are expected to be realized. This resulted in a benefit of $0.8 million included in the table above under State income taxes, net of Federal benefit, for the year ending December 31, 2021.

During the year ending December 31, 2021, the Company recorded an excess tax benefit of $5.4 million as compared to $3.2 million during 2020, an increase of 68.8%. The increase was primarily due to timing of stock option exercises as a result of our high stock price during the three months ended March 31, 2021 and three months ended December 31, 2021.

We earn investment tax credits from the state of Oklahoma’s investment tax credit program for generally 1% of the qualified assets to be taken over 5 years. We use the flow-through method of accounting for the investment tax credits. We have credit carryforwards totaling $3.7 million that have estimated expirations starting in 2035.

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

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred income tax assets (liabilities):
Accounts receivable and inventory reserves	$625	$1,052
Warranty accrual	3,675	3,776
Other accruals	1,406	1,044
Share-based compensation	7,568	4,102
Intangibles	993	(33)
Oklahoma investment credit carryforward	3,404	—
Other, net	3,119	2,608
	20,790	12,549
Valuation allowance	(3,404)	—
Net deferred income tax assets	17,386	12,549
Property & equipment	(49,379)	(40,873)
Total deferred income tax liabilities	(49,379)	(40,873)
Net deferred income tax liabilities	$(31,993)	$(28,324)

Realization of deferred tax assets, including the associated credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of our Oklahoma investment tax credit carryforward and, accordingly, have established a valuation allowance against this deferred tax asset.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.

We file income tax returns in the U.S. and state tax returns jurisdictions. We are subject to U.S. examinations for tax years 2018 to present. In addition, we are subject to state and local income tax examinations for tax years 2017 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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

Options

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during December 31, 2021, 2020, and 2019 using a Black Scholes-Merton Model:

	2021	2020	2019

Directors and SLT[1]:
Expected dividend yield	$0.38	$0.33	$0.32
Expected volatility	35.78%	31.63%	29.54%
Risk-free interest rate	0.51%	0.64%	2.40%
Expected life (in years)	4.00	5.00	5.00
Employees:
Expected dividend yield	$0.38	$0.32	$0.32
Expected volatility	38.67%	31.39%	29.54%
Risk-free interest rate	0.32%	0.67%	2.38%
Expected life (in years)	3.00	5.00	5.00
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

The following is a summary of stock options vested and exercisable as of December 31, 2021:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$8.17 - 40.87	538,335	4.84	$30.32	$26,440
$41.37 - 41.37	361,231	6.37	41.37	13,748
$42.42 - 79.81	124,098	8.17	45.60	4,198
Total	1,023,664	5.79	$36.07	$44,386

The following is a summary of stock options vested and exercisable as of December 31, 2020:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$7.18 - 36.95	543,646	5.33	$28.33	$20,820
$37.00 - 40.87	1,978	7.09	38.50	56
$41.37 - 66.98	194,697	7.87	41.59	4,875
Total	740,321	6.00	$31.85	$25,751

The following is a summary of stock options vested and exercisable as of December 31, 2019:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$7.18 - 34.10	451,077	5.44	$23.47	$11,702
$34.15 - 40.87	86,122	7.82	36.33	1,126
$41.37 - 50.68	1,750	1.81	41.59	14
Total	538,949	5.81	$21.58	$12,842

A summary of option activity under the plans is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2020	3,752,945	$39.00
Granted	368,501	72.95
Exercised	(595,057)	35.54
Forfeited or Expired	(160,920)	48.44
Outstanding at December 31, 2021	3,365,469	$42.88
Exercisable at December 31, 2021	1,023,664	$36.07

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2021 is $17.2 million and is expected to be recognized over a weighted-average period of 2.25 years.

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $22.6 million, $15.5 million, and $8.1 million, respectively. The cash received from options exercised during the year ended December 31, 2021, 2020, and 2019 was $21.1 million, $21.4 million, and $12.6 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends.

A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2020	224,691	$38.22
Granted	36,234	69.46
Vested	(91,923)	35.80
Forfeited	(7,777)	49.27
Unvested at December 31, 2021	161,225	$46.08

At December 31, 2021, unrecognized compensation cost related to unvested restricted stock awards was approximately $4.3 million which is expected to be recognized over a weighted average period of 2.05 years.

PSUs

The Company has awarded performance stock units ("PSUs") to certain officers and employees under our 2016 Plan. Unlike our restricted stock awards, the PSUs are not considered legally outstanding and do not accrue dividends during the vesting period. The PSUs vest based on the level of achievement with respect to the Company's three year total shareholder return ("TSR") benchmarked against similar companies included in the capital goods sector of the S&P SmallCap 600 Index. The TSR measurement period is the three years ending December 31, 2023. At the end of the measurement period, each award will be converted into common stock at 0% to 200% of the PSUs held, depending on overall TSR as compared to the S&P SmallCap 600 Index benchmark companies.

The total pre-tax compensation cost related to unvested PSUs not yet recognized as of December 31, 2021 is $1.0 million and is expected to be recognized over a weighted average period of approximately 1.9 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the year ended December 31, 2021 using a Monte Carlo Model:

Year Ended
December 31, 2021
Expected dividend rate	$0.38
Expected volatility	39.10%
Risk-free interest rate	0.28%
Expected life (in years)	2.80

The expected term of the PSUs is based on the remaining service period ending December 31, 2023. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	18,483	87.78
Vested	—	—
Forfeited	(1,632)	87.78
Unvested at December 31, 2021	16,851	$87.78

Key Employee Awards

Subject to the MIPA Agreement (Note 4), the Company granted awards to key employees of BasX ("Key Employee Awards"). Unlike our restricted stock awards under the 2016 Plan, the Key Employee Awards are not considered legally outstanding and do not accrue dividends during the vesting period. The potential future issuance of the Key Employee Awards is contingent upon BasX meeting certain post-closing earn-out milestones during each of the years ending 2021, 2022, and 2023 as defined by the MIPA Agreement and continued employment with the Company. At the end of the earn-out period, ending December 31, 2023, each eligible Key Employee Award will vest and be converted into common stock. The fair value of Key Employee Awards is based on the fair market value of AAON common stock on the grant date.

The total pre-tax compensation cost related to unvested Key Employee Awards not yet recognized as of December 31, 2021 is $1.5 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	26,599	80.18
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2021	26,599	$80.18

Summary of Share-based Compensation

A summary of share-based compensation is as follows for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Grant date fair value of awards during the period:	(in thousands)
Options	$7,010	$12,615	$20,442
Restricted stock	2,517	3,316	4,631
PSUs	1,622	—	—
Key employee awards	1,572	—	—
Total	$12,721	$15,931	$25,073

	2021	2020	2019
Share-based compensation expense:	(in thousands)
Options	$8,724	$8,312	$9,145
Restricted stock	2,519	3,030	2,654
PSUs	525	—	—
Key employee awards	44	—	—
Total	$11,812	$11,342	$11,799

	2021	2020	2019
Income tax benefit related to share-based compensation:	(in thousands)
Options	$4,571	$2,698	$1,197
Restricted stock	837	519	575
Total	$5,408	$3,217	$1,772

16. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses for the years ended 2021, 2020, and 2019.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$9,724	$9,091	$7,034

Profit Sharing Bonus Plan

We maintain a discretionary profit sharing bonus plan under which approximately 10% of pre-tax profit from consolidated AAON Oklahoma and AAON Texas is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees of AAON Oklahoma or AAON Texas who are actively employed and working on the first and last days of the calendar quarter and who were employed full-time for at least three full months prior to the beginning of the calendar quarter, excluding the Company's senior leadership team.

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Profit sharing bonus plan expense	$8,526	$11,593	$7,448

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

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Medical claim payments	$9,640	$9,060	$5,898
Health saving account payments	3,482	3,476	3,265

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

Our repurchase activity is as follows:

	2021			2020			2019
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	103,689	$4,987	$48.10	5,799	$200	$34.46
401(k)	297,772	20,876	70.11	438,921	25,073	57.12	419,963	19,386	46.16
Directors & employees	22,526	1,590	70.59	23,272	1,169	50.23	28,668	1,207	42.11
Total	320,298	$22,466	$70.14	565,882	$31,229	$55.19	454,430	$20,793	$45.76

	Inception to Date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	8,204,432	165,876	20.22
Directors & employees	2,027,727	22,341	11.02
Total	14,437,414	$263,010	$18.22

Subsequent to December 31, 2021 and through February 23, 2022, the Company repurchased 5,120 shares for $0.4 million from employees for payment of statutory tax withholdings on stock transactions and 37,923 shares for $2.4 million from our 401(k) savings and investment plan.

Dividends

At the discretion of the Board of Directors, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 20, 2019	June 3, 2019	July 1, 2019	$0.16
November 6, 2019	November 27, 2019	December 18, 2019	$0.16
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19
May 17, 2021	June 3, 2021	July 1, 2021	$0.19
November 9, 2021	November 26, 2021	December 17, 2021	$0.19

We paid cash dividends of $19.9 million, $19.8 million, and $16.6 million in 2021, 2020, and 2019, respectively.

Contingent Shares Issued in BasX Acquisition

On December 10, 2021, we closed on the acquisition of BasX (Note 4). Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BasX, which is payable in approximately 1,037,000 shares of the Company's stock, par value $0.004 per share. The shares do not accrue dividends.

Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BasX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. We estimated the fair value of contingent consideration related to these shares to be approximately $66.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of February 28, 2022, the Company has not issued any shares related to the contingent consideration to the former owners of BasX.

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

This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The value attributable to the put/call is nominal. The Investor's interest of $6.3 million is recorded in New market tax credit obligation on the consolidated balance sheets. The Company incurred approximately $0.3 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.

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

The Investor and its majority owned community development entity are considered VIEs and the Company is the primary beneficiary of the VIEs. This conclusion was reached based on the following:

•the ongoing activities of the VIEs, collecting and remitting interest and fees and NMTC compliance, were all considered in the initial design and are not expected to significantly affect performance throughout the life of the VIE;
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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of December 31, 2021.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. We adopted this standard at the beginning of the fourth quarter of 2021. Upon adoption, this update did not have a material effect on our consolidated financial position or result of operations.

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

Dilutive shares related to the contingent consideration payable to former owners of BasX (Note 4) are included in the calculation of diluted weighted average shares once it is determinable that BasX will satisfy the post-closing earn-out milestones under the terms of the MIPA agreement. The shares will be included in basic weighted average share once they are legally issued and no longer contingent.

The following table sets forth the computation of basic and diluted earnings per share:

	2021	2020	2019
Numerator:	(in thousands, except share and per share data)
Net income	$58,758	$79,009	$53,711
Denominator:
Basic weighted average shares	52,404,199	52,168,679	52,079,865
Effect of dilutive shares related to stock based compensation[1]	1,301,698	892,490	555,550
Effect of dilutive shares related contingent consideration[2]	23,092	—	—
Diluted weighted average shares	53,728,989	53,061,169	52,635,415
Earnings per share:
Basic	$1.12	$1.51	$1.03
Dilutive	$1.09	$1.49	$1.02
Anti-dilutive shares:
Shares	304,029	364,787	1,868,087
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 17)
[2] Dilutive shares related contingent shares issued to former owners of BasX (Note 4)

22.  Related Parties

The Company purchases some supplies from an entity controlled by the Company’s Executive Chairman. The Company sometimes makes sales to the Executive Chairman and CEO/President. Additionally, the Company sells units to an entity owned by a member of the CEO/President's immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for Third Party Products. Through the acquisition of BasX (Note 4), at December 31, 2021, the Company leased an office in Redmond, Oregon from an entity in which certain members of management have an ownership interest.

Following is a summary of transactions and balances with affiliates:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Sales to affiliates	$3,752	$3,475	$886
Payments to affiliates	185	256	332

		December 31,
		2021	2020
		(in thousands)
Due from affiliates		$547	$342

23. Segments

ASC 280, Segment Reporting, establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has three reportable segments for financial reporting purposes. Management evaluates the performance of its business segments primarily on gross profit.

Beginning in the fourth quarter of 2021, due to the acquisition of BasX and internal leadership reporting changes, the Company reevaluated its reportable segments for disclosure purposes. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. The Company's chief decision maker ("CODM"), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and income from operations. The CODM does not evaluate operating segments using asset or liability information.

AAON Oklahoma: AAON Oklahoma designs, manufactures, sells and services standard, semi-custom and custom HVAC systems, designs and produces controls solutions for all of our HVAC units and sells retail parts to customers through our two retail part stores. Through the NAIC research and development laboratory facility, AAON Oklahoma is able test units units under various environmental conditions. AAON Oklahoma includes the operations of both our Tulsa, Oklahoma and Parkville, Missouri facilities, our NAIC research and development laboratory facility and two retail parts locations.

AAON Coil Products: AAON Coil Products designs and manufactures a selection of our standard, semi-custom and custom HVAC systems. In addition, AAON Coil Products designs and manufactures various heating and cooling coils to be used in HVAC systems, mostly for the benefit of AAON Oklahoma and AAON Coil Products. AAON Coil Products consists of operations at our Longview, Texas facilities.

BasX: BasX provides product development design and manufacturing of custom engineered air handling systems including high efficiency data center cooling solutions, cleanroom solutions, HVAC systems and modular solutions. BasX consists of operations at our Redmond, Oregon facility.

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. The “Other and eliminations” category in the Total Assets table below includes assets at our non-operating entity AAON, Inc., Nevada corporation, that are not allocated to the reportable segments, as well as intercompany eliminations.

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net Sales
AAON Oklahoma
External sales	$463,845	$458,957	$418,669
Inter-segment sales	2,504	2,683	2,261
AAON Coil Products
External sales	66,589	55,594	50,664
Inter-segment sales	24,250	21,552	25,792
BasX[1]	4,083	—	—
Eliminations	(26,754)	(24,235)	(28,053)
Net sales	$534,517	$514,551	$469,333

Gross Profit
AAON Oklahoma	$126,868	$140,099	$107,228
AAON Coil Products	10,075	15,750	12,197
BasX[1]	887	—	—
Gross profit	$137,830	$155,849	$119,425

	December 31,
	2021	2020
	(in thousands)
Long-lived assets
AAON Oklahoma	$183,840	$170,603
AAON Coil Products	62,534	54,308
BasX[1]	28,662	—
Total long-lived assets	$275,036	$224,911

Intangible assets and goodwill
AAON Oklahoma	$3,229	$3,267
AAON Coil Products	—	—
BasX[1]	152,619	—
Total intangible assets and goodwill	$155,848	$3,267
[1] BasX was acquired on December 10, 2021. We have included the results of BasX's operations in our consolidated financial statements beginning December 11, 2021.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021.

Based upon the evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at December 31, 2021 to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

On December 10, 2021, we acquired BasX, LLC ("BasX"). Management acknowledges that it is responsible for establishing and maintaining a system of internal controls over financial reporting for BasX. We are in the process of integrating BasX, and we therefore have excluded BasX from our December 31, 2021 assessment of the effectiveness of internal control over financial reporting. BasX had total assets of $205.6 million as of December 31, 2021 and third party revenues of $4.1 million from December 11, 2021 to December 31, 2021, which are included in our consolidated financial statements as of and for the year ended December 31, 2021. The impact of the acquisition of BasX has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls are being evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.

In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Based on our assessment, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of BasX, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 32 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, BasX, Inc. (formerly BasX, LLC) was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of BasX, Inc.

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
February 28, 2022

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 12, 2022.

Code of Ethics

We adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or persons performing similar functions, as well as other employees and directors. Our code of ethics can be found on our website at www.aaon.com. We will also provide any person without charge, upon request, a copy of such code of ethics. Requests may be directed to AAON, Inc., 2425 South Yukon Avenue, Tulsa, Oklahoma 74107, attention Rebecca A. Thompson, or by calling (918) 382-6216.

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 12, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 12, 2022.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item 407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of stockholders scheduled to be held May 12, 2022.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2021, 2020, or 2019.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 12, 2022.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (ii)
		(B)	Amended and Restated Bylaws (i)

	(4)		Amended and Restated Loan Agreement (dated November 24, 2021) and related documents (iii)

	(4.16)		Description of Securities

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (v)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (vi)

	(10.3)		AAON, Inc. 2016 Long-Term Incentive Plan (iv)

	(21)		List of Subsidiaries

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(99.1)		Membership Interest Purchase Agreement - Acquisition of BasX, LCC (dated November 18, 2021)

	(101)	(INS)	Inline XBRL Instance Document

	(101)	(SCH)	Inline XBRL Taxonomy Extension Schema

	(101)	(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

	(101)	(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

	(101)	(LAB)	Inline XBRL Taxonomy Extension Label Linkbase

	(101)	(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

	(104)		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

	(i)		Incorporated herein by reference to the exhibits to our Form 8-K dated May 15, 2020.

	(ii)		Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

	(iii)		Incorporated herein by reference to exhibit to our Form 8-K dated November 24, 2021.

	(iv)		Incorporated herein by reference to our Form S-8 Registration Statement No. 333-212863 dated August 2, 2016, our Form S-8 Registration Statement No. 333-226512 dated August 2, 2018, and our Form S-8 Registration Statement No. 333-241538 dated August 6, 2020.

(v)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 333-52824.

(vi)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915, Form S-8 Registration Statement No. 333-207737.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	February 28, 2022	By:	/s/ Gary D. Fields
Gary D. Fields, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 28, 2022	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer, President, and Director (principal executive officer)

Dated:	February 28, 2022	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer (principal financial officer)

Dated:	February 28, 2022	/s/ Christopher D. Eason
Christopher D. Eason Chief Accounting Officer (principal accounting officer)

Dated:	February 28, 2022	/s/ Norman H. Asbjornson
Norman H. Asbjornson Executive Chairman and Director

Dated:	February 28, 2022	/s/ Angela E. Kouplen
Angela E. Kouplen Director

Dated:	February 28, 2022	/s/ Paul K. Lackey, Jr.
Paul K. Lackey, Jr. Director

Dated:	February 28, 2022	/s/ Caron A. Lawhorn
Caron A. Lawhorn Director

Dated:	February 28, 2022	/s/ Stephen O. LeClair
Stephen O. LeClair Director

Dated:	February 28, 2022	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 28, 2022	/s/ David R. Stewart
David R. Stewart Director

Dated:	February 28, 2022	/s/ Bruce Ware
Bruce Ware Director

Dated:	February 28, 2022	/s/ Luke A. Bomer
Luke A. Bomer Secretary