Form 10-Q
period 2022-03-31
AAON, INC.
filed 2022-05-05
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

As of May 2, 2022, registrant had outstanding a total of 53,071,178 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2022	December 31, 2021
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$5,633	$2,859
Restricted cash	595	628
Accounts receivable, net of allowance for credit losses of $837 and $549, respectively	113,736	70,780
Income tax receivable	2,092	5,723
Inventories, net	146,091	130,270
Contract assets	10,001	5,749
Prepaid expenses and other	5,548	2,071
Total current assets	283,696	218,080
Property, plant and equipment:
Land	5,016	5,016
Buildings	139,089	135,861
Machinery and equipment	326,306	318,259
Furniture and fixtures	23,817	23,072
Total property, plant and equipment	494,228	482,208
Less: Accumulated depreciation	227,858	224,146
Property, plant and equipment, net	266,370	258,062
Intangible assets, net	67,310	70,121
Goodwill	81,892	85,727
Right of use assets	16,862	16,974
Other long-term assets	1,328	1,216
Total assets	$717,458	$650,180

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,796	$29,020
Accrued liabilities	52,890	50,206
Contract liabilities	25,540	7,542
Total current liabilities	114,226	86,768
Revolving credit facility, long-term	65,000	40,000
Deferred tax liabilities	32,966	31,993
Other long-term liabilities	18,693	18,843
New market tax credit obligation (a)	6,417	6,406
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 53,065,081 and 52,527,985 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	212	210
Additional paid-in capital	77,574	81,654
Retained earnings	402,370	384,306
Total stockholders' equity	480,156	466,170
Total liabilities and stockholders' equity	$717,458	$650,180
(a) Held by variable interest entities (Note 17)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Net sales	$182,771	$115,788
Cost of sales	136,707	82,631
Gross profit	46,064	33,157
Selling, general and administrative expenses	23,056	14,696
Gain on disposal of assets	(2)	—
Income from operations	23,010	18,461
Interest (expense) income, net	(190)	3
Other income, net	21	17
Income before taxes	22,841	18,481
Income tax provision	4,782	2,105
Net income	$18,059	$16,376
Earnings per share:
Basic	$0.34	$0.31
Diluted	$0.33	$0.30
Weighted average shares outstanding:
Basic	52,613,232	52,293,464
Diluted	53,950,995	53,814,644

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2021	52,528	$210	$81,654	$384,306	$466,170
Net income	—	—	—	18,059	18,059
Stock options exercised, restricted stock awards	605	2	2,890	—	2,892
granted, and contingent shares issued (Note 16)
Share-based compensation	—	—	3,112	—	3,112
Stock repurchased and retired	(68)	—	(4,082)	—	(4,082)
Contingent consideration (Note 3)	—	—	(6,000)	—	(6,000)
Refund for cancelled cash dividends	—	—	—	5	5
Balances at March 31, 2022	53,065	$212	$77,574	$402,370	$480,156

	Three Months Ended March 31, 2021
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2020	52,225	$209	$5,161	$345,495	350,865
Net income	—	—	—	16,376	16,376
Stock options exercised and restricted	286	2	9,436	—	9,438
stock awards granted
Share-based compensation	—	—	2,761	—	2,761
Stock repurchased and retired	(87)	(1)	(6,401)	—	(6,402)
Balances at March 31, 2021	52,424	$210	$10,957	$361,871	$373,038

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2022	2021
Operating Activities	(in thousands)
Net income	$18,059	$16,376
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,076	7,398
Amortization of debt issuance cost	11	10
Amortization of right of use assets	67	—
Provision for (recovery of) credit losses on accounts receivable, net of adjustments	288	(13)
Provision for (recovery of) excess and obsolete inventories	220	(194)
Share-based compensation	3,112	2,761
Gain on disposition of assets	(2)	—
Foreign currency transaction gain	(9)	(8)
Interest income on note receivable	(6)	(6)
Deferred income taxes	973	4,658
Changes in assets and liabilities:
Accounts receivable	(43,244)	(5,179)
Income tax receivable	3,631	(2,766)
Inventories	(16,041)	(1,627)
Contract assets	(4,252)	—
Prepaid expenses and other	(3,588)	108
Accounts payable	6,325	4,904
Contract liabilities	17,998	—
Deferred revenue	68	2,358
Accrued liabilities	2,511	58
Net cash (used in) provided by operating activities	(6,803)	28,838
Investing Activities
Capital expenditures	(14,031)	(16,404)
Cash paid in business combination, net of cash acquired	(249)	—
Proceeds from sale of property, plant and equipment	2	—
Principal payments from note receivable	14	14
Net cash used in investing activities	(14,264)	(16,390)
Financing Activities
Borrowings under revolving credit facility	25,000	—
Stock options exercised	2,890	9,438
Repurchase of stock	(3,278)	(5,185)
Employee taxes paid by withholding shares	(804)	(1,217)
Net cash provided by financing activities	23,808	3,036
Net increase in cash, cash equivalents and restricted cash	2,741	15,484
Cash, cash equivalents and restricted cash, beginning of period	3,487	82,288
Cash, cash equivalents and restricted cash, end of period	$6,228	$97,772

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. General

Basis of Presentation

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation, and BasX, Inc. (dba BasX Solutions), an Oregon corporation (collectively, the “Company”). The accompanying unaudited consolidated financial statements of AAON, Inc. and our operating subsidiaries, all of which are wholly-owned, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”).

On December 10, 2021, we closed on the acquisition of all of the issued and outstanding equity ownership of BasX, LLC, doing business as BasX Solutions ("BasX") (Note 3). We began including the results of BasX’s operations in our consolidated financial statements on December 11, 2021. On December 29, 2021, BasX, LLC converted to a C-Corporation, BasX, Inc., and is subject to income tax.

Our financial statements consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of two variable interest entities ("VIEs") (Note 17) that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.

These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2021 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis. The most significant estimates include, but are not limited to, inventory reserves, warranty accrual, worker's compensation accrual, medical insurance accrual, income taxes, useful lives of property, plant, and equipment, and share-based compensation. Actual results could differ materially from those estimates.

Change in Estimate

During the first quarter of 2022, a review of the Company’s useful lives for certain sheet metal manufacturing equipment at our Longview, Texas location resulted in a change in estimate that increased the useful lives from between ten and twelve years to fifteen years. This determination was based on recent and estimated future production levels as well as management’s knowledge of the equipment and historical and future use of the equipment. The change in estimate was made prospectively and resulted in a decrease to depreciation expense within cost of sales on our consolidated statements of income of $1.8 million during the three months ended March 31, 2022.

Impact of COVID-19 Pandemic

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business.

We had continuous operations during the three months ended March 31, 2022. Additional precautions have been taken to social distance workers that work in close environments and we have facilitated voluntary on-site COVID-19 vaccine clinics. The Company also utilizes sanitation stations and performs additional cleaning and sanitation throughout the day.

Although future disruptions and costs are expected to be temporary, there is significant uncertainty around the duration and overall impact to our business operations. We are continually monitoring the progression of the pandemic, including new COVID-19 variants, and its potential effect on our financial position, results of operations and cash flows.

Inflation and Labor Market

We have witnessed increases of our raw material prices, especially in copper and steel, which appear to be a residual effect of COVID-19, and we continue to make strategic purchases of materials when we see opportunities. We have managed the increase in the cost of raw materials through price increases for our products. We have also experienced supply chain challenges related to specific manufacturing parts, which we have managed through our strong existing vendor relationships, expanding our list of vendors, and our favorable liquidity position.

Additionally, we continue to experience challenges in a tight labor market, especially the hiring of both skilled and unskilled production labor. In July 2021, we increased starting wages for our production workforce by 7.0%. We also put a cost of living increase of 3.5% in place in October 2021 for all employees below the Director level. In March 2022, we awarded annual merit raises resulting in a 3.0% increase in overall wages. We will continue to implement human resource initiatives to retain and attract labor to further improve productivity and production efficiencies.

Despite efforts to mitigate the impact of inflation, supply chain issues, and the tight labor market, future disruptions, while temporary, could negatively impact our financial position, results of operations and cash flows.

First Quarter 2021 Planned Maintenance and Adverse Weather

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

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of the items. The carrying amount of the Company’s revolving line of credit, and other payables, approximate their fair values either due to their short term nature, the variable rates associated with the debt, or based on current rates offered to the Company for debt with similar characteristics.

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

Definite-Lived Intangible Assets

Our definite-lived intangible assets include various trademarks, service marks, and technical knowledge acquired in business combinations (Note 3). We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.

Amortization is computed using the straight-line method over the following estimated useful lives:

Intellectual property	30 years
Customer relationships	14 years

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. At March 31, 2022 $50.3 million of goodwill is deductible for income tax purposes. Our indefinite-lived intangible assets consist of trademark and trade names. Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification ("ASC"). We consider the applicability and impact of all ASUs. ASUs not listed or included within the Company's Annual Report on Form 10-K for the year ended December 31, 2021, were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

2.  Revenue Recognition

The following tables show disaggregated net sales by reportable segment (see Note 20) by major source, net of intercompany sales eliminations. As the BasX segment was not applicable during the three months ended March 31, 2021, this segment has been excluded from the table for that period.

	Three Months Ended March 31, 2022
	AAON Oklahoma	AAON Coil Products	BasX	Total
	(in thousands)
Rooftop Units	$121,706	$—	$—	$121,706
Condensing Units	242	8,976	—	9,218
Air Handlers	—	9,438	1,339	10,777
Outdoor Mechanical Rooms	554	110	—	664
Cleanroom Systems	—	—	8,039	8,039
Data Center Cooling Solutions	—	—	10,868	10,868
Water-Source Heat Pumps	2,986	2,353	—	5,339
Part Sales	10,216	—	—	10,216
Other[2]	4,163	1,058	723	5,944
	$139,867	$21,935	$20,969	$182,771

	Three Months Ended March 31, 2021
	AAON Oklahoma	AAON Coil Products	BasX[1]	Total
	(in thousands)
Rooftop Units	$87,425	$—	—	$87,425
Condensing Units	249	6,282	—	6,531
Air Handlers	—	6,414	—	6,414
Outdoor Mechanical Rooms	63	148	—	211
Water-Source Heat Pumps	2,388	2,277	—	4,665
Part Sales	7,506	—	—	7,506
Other[2]	2,345	691	—	3,036
	$99,976	$15,812	—	$115,788

[1] BasX was acquired by the Company on December 10, 2021.
[2] Other sales include freight, extended warranties and miscellaneous revenue.

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

Contract costs include direct materials, direct labor, installation, freight and delivery, commissions and royalties. Other costs not related to contract performance, such as indirect labor and materials, small tools and supplies, operating expenses, field rework and back charges are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income, and are estimated and recognized by the Company throughout the life of the contract. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of billings is shown as a contract asset within our consolidated balance sheets, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a contract liability within our consolidated balance sheets.

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

Product Warranties

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $6.5 million and $11.0 million for the three months ended March 31, 2022 and 2021, respectively.

3. Business Combination

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

Additionally, as a condition to closing, the Company entered into a real estate purchase agreement with BasX Properties, LLC, an affiliate of BasX, to acquire the principal real property and improvements utilized by BasX for an additional $22.0 million, subject to customary closing conditions and adjustments. The Company expects this real estate transaction to close by the end of the second quarter of 2022.

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

We applied pushdown accounting, allowable under ASC 805 "Business Combinations," to "pushdown" our stepped-up basis in the assets acquired and liabilities assumed to BasX's subsidiary financial statements. The decision to apply pushdown accounting is irrevocable. Goodwill was calculated and recognized consistent with acquisition accounting, resulting in the pushdown of $78.7 million in goodwill.

The following table presents the revised allocation of the consideration paid to the assets acquired and liabilities assumed in the acquisition of BasX described above, which was still preliminary at December 31, 2021. The revisions indicated below were recorded during the three months ended March 31, 2022. The revisions were the results of updates to our preliminary estimates and third party valuation models. The impact of such revisions on net income for prior periods was not significant.

	Revised Allocation as of March 31, 2022	Estimated Allocation as of December 31, 2021	Revision
		(in thousands)
Accounts receivable	$13,699	$13,699	$—
Inventories	2,725	2,725	—
Contract assets	7,635	7,635	—
Prepaid expenses and other	341	341	—
Property, plant and equipment	13,169	13,169	—
Right of use assets	15,611	15,611	—
Intangible assets	68,413	70,329	(1,916)
Goodwill	78,663	82,498	(3,835)
Accounts payable	(9,388)	(9,388)	—
Accrued liabilities	(3,807)	(3,807)	—
Contract liabilities	(7,771)	(7,771)	—
Lease liabilities	(15,611)	(15,611)	—
Contingent Consideration - shares of AAON, Inc.	(60,000)	(66,000)	6,000
Consideration paid	$103,679	$103,430	$249

The Company recognized the following definite and indefinite-lived intangible assets as part of the acquisition of BasX:

	Revised Allocation as of March 31, 2022	Estimated Allocation as of December 31, 2021	Revision
		(in thousands)
Definite-lived intangible assets
Intellectual property	$6,295	$6,479	$(184)
Customer relationships	47,547	48,684	(1,137)
	53,842	55,163	(1,321)

Indefinite-lived intangible assets
Trademarks	14,571	15,166	(595)
Total intangible assets acquired	$68,413	$70,329	$(1,916)

Goodwill is the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to acquire the skilled workforce and expanded market opportunities. Goodwill of $47.1 million is tax deductible upon close of the acquisition. Future additional amounts of goodwill related to the contingent consideration may become tax deductible in the future if the earn out provisions of the MIPA Agreement are achieved.

Pro Forma Results of Operations (unaudited)

The operations of BasX have been included in our statements of income since the closing date on December 10, 2021. The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2021 are presented as if the combination had been made on January 1, 2021.

(unaudited)
Three months ended
March 31, 2021
(in thousands, except per share data)
Revenues	$130,631
Net income	16,972
Earnings per share:
Basic	$0.32
Dilutive	$0.32

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

4. Leases

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

We have entered into various short-term operating leases with an initial term of twelve months or less. We have elected the short-term lease measurement and recognition exemption which does not require balance sheet presentation these short-term leases. The rent expense for these short-term leases is not significant.

The Company’s leases generally require us to pay for insurance, taxes, utilities, and other operating costs. These payments are not included in the right-of-use asset or lease liability and are expensed as incurred.

Through the acquisition of BasX (Note 3), we acquired various leases for plant/office space and equipment. We also lease the plant/office space used by our operations in Parkville, MO. Expense related to these leases is recognized on straight-line basis over the lease term. Certain of our leases contain escalating lease payments based on predefined increases. Most leases contain options to renew or terminate. Right-of-use assets and lease liabilities reflect only the options which the Company is reasonably certain to exercise.

At March 31, 2022, we had operating lease right-of-use assets of $16.9 million, current and noncurrent operating lease obligations of $1.7 million and $15.3 million within accrued liabilities and other long-term liabilities, respectively, on our consolidated balance sheets. At December 31, 2021, we had operating lease right-of-use assets of $17.0 million and current and noncurrent operating lease obligations of $1.6 million and $15.5 million within accrued liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

5.  Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Accounts receivable	$114,573	$71,329
Less: Allowance for credit losses	(837)	(549)
Total, net	$113,736	$70,780

	Three Months Ended
	March 31, 2022	March 31, 2021
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$549	$506
Provisions for (recoveries of) expected credit	288	(13)
losses, net of adjustments
Balance, end of period	$837	$493

6.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$140,424	$124,480
Work in process	3,003	3,049
Finished goods	4,671	4,528
Total, gross	148,098	132,057
Less: Allowance for excess and obsolete inventories	(2,007)	(1,787)
Total, net	$146,091	$130,270

	Three Months Ended
	March 31, 2022	March 31, 2021
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,787	$3,261
Provision for (recovery of) excess and	220	(194)
obsolete inventories
Inventories written off	—	(763)
Balance, end of period	$2,007	$2,304

7.  Intangible assets

Our intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Definite-lived intangible assets	(in thousands)
Intellectual property	$6,295	$6,479
Customer relationships	47,547	48,684
Less: Accumulated amortization	(1,103)	(208)
Total, net	52,739	54,955

Indefinite-lived intangible assets
Trademarks	14,571	15,166
Total intangible assets, net	$67,310	$70,121

Amortization expense recorded in cost of sales is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Amortization expense	$895	$38

Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be $3.6 million for each of the years ended 2022 through 2026.

8.  Supplemental Cash Flow Information

	Three Months Ended
	March 31, 2022	March 31, 2021
Supplemental disclosures:	(in thousands)
Interest paid	$115	$—
Income taxes paid	$176	$213
Non-cash investing and financing activities:
Non-cash capital expenditures	$458	$264

9.  Warranties

The Company has product warranties with various terms ranging from one year from the date of first use or 18 months for parts, data center cooling solutions, and cleanroom systems to 25 years for certain heat exchangers. The Company has an obligation to replace parts if conditions under the warranty are met. A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products, and any known identifiable warranty issues.

Changes in the warranty accrual are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Warranty accrual:	(in thousands)
Balance, beginning of period	$13,769	$13,522
Payments made	(1,219)	(1,464)
Provisions	1,157	1,467
Balance, end of period	$13,707	$13,525

Warranty expense:	$1,157	$1,467

10.  Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities were comprised of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Warranty	$13,707	$13,769
Due to representatives	13,453	7,995
Payroll	7,601	8,423
Profit sharing	2,670	1,489
Worker's compensation	261	308
Medical self-insurance	1,208	1,943
Customer prepayments	2,870	5,931
Donations	453	438
Employee vacation time	5,000	4,362
Operating lease liability, short-term	1,683	1,580
Other	3,984	3,968
Total	$52,890	$50,206

Other long-term liabilities were comprised of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Long-term operating lease obligation	$15,320	$15,467
Long-term donations	221	334
Extended warranties	3,152	3,042
Total	$18,693	$18,843

11.  Revolving Credit Facility

On November 24, 2021, we amended our revolving credit facility (“Revolver”), to provide for maximum borrowings of $100.0 million, with an option to increase to maximum borrowing of $200.0 million. As of March 31, 2022 and December 31, 2021, we had $65.0 million and $40.0 million outstanding under the Revolver, respectively. We have one standby letter of credit totaling $0.8 million as of March 31, 2022. Borrowings available under the Revolver at March 31, 2022 were $34.2 million.  The Revolver expires on November 24, 2026.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. As of and for the three months ended March 31, 2022, the weighted average interest rate of our the Revolver was 1.3%. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three months ended March 31, 2022.

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

At March 31, 2022, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At March 31, 2022, our leverage ratio was 0.63 to 1.0, which meets the requirement of not being above 3 to 1.

12.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Current	$3,809	$(2,553)
Deferred	973	4,658
Income tax provision	$4,782	$2,105

The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Federal statutory rate	21.0%	21.0%
State income taxes, net of Federal benefit	3.0	7.5
Excess tax benefits	(2.2)	(15.8)
Return to provision adjustments	—	(0.4)
Other	(0.9)	(0.9)
Effective tax rate	20.9%	11.4%

On May 21, 2021, the State of Oklahoma enacted House Bill 2960, effectively reducing the corporate income tax rate in Oklahoma from 6% to 4%. This resulted in an overall reduction of our effective state income tax rate, net of Federal benefit.

During the three months ended March 31, 2022, the Company recorded an excess tax benefit of $0.5 million as compared to $2.9 million during the same period in 2021, a decrease of 82% The decrease was primarily due to timing of stock option exercises as a result of our high stock price during the three months ended March 31, 2021.

We earn investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As of March 31, 2022, we have investment tax credit carryforwards of approximately $3.7 million. These credits have estimated expirations from the year 2036 through 2040.

The Company's estimated annual 2022 effective tax rate, excluding discrete events, is approximately 25%. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. income tax examinations for tax years 2018 to present, and to non-U.S. income tax examinations for the tax years 2017 to present. In addition, we are subject to state and local income tax examinations for the tax years 2017 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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

Options

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2022 and 2021 using a Black Scholes-Merton Model:

	Three months ended
	March 31, 2022	March 31, 2021
Directors and SLT[1]:
Expected dividend rate	$0.38	$0.38
Expected volatility	35.87%	35.78%
Risk-free interest rate	2.11%	0.50%
Expected life (in years)	4.0	4.0
Employees:
Expected dividend rate	$0.38	$0.38
Expected volatility	37.16%	38.70%
Risk-free interest rate	1.98%	0.30%
Expected life (in years)	3.0	3.0
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

The following is a summary of stock options vested and exercisable as of March 31, 2022:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$8.17	-	$41.37	1,323,510	5.73	$36.12	$25,953
$42.42	-	$65.24	271,925	7.82	44.72	3,005
$65.29	-	$79.81	101,868	8.86	73.22	—
		Total	1,697,303	6.25	$39.72	$28,958

The following is a summary of stock options vested and exercisable as of March 31, 2021:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$40.87	621,552	5.58	$30.01	$24,863
$41.37	-	$41.37	427,899	7.86	41.37	12,255
$41.78	-	$75.00	143,232	8.75	44.45	3,661
		Total	1,192,683	6.78	$35.82	$40,779

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	3,365,469	$42.88
Granted	353,723	54.52
Exercised	(79,169)	36.51
Forfeited or Expired	(25,288)	51.58
Outstanding at March 31, 2022	3,614,735	$44.10
Exercisable at March 31, 2022	1,697,303	$39.72

The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2022 is $19.7 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $1.9 million and $10.7 million, respectively. The cash received from options exercised during the three months ended March 31, 2022 and 2021 was $2.9 million and $9.4 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At March 31, 2022, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.8 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	161,225	$46.08
Granted	39,903	53.55
Vested	(48,479)	42.20
Forfeited	(581)	49.75
Unvested at March 31, 2022	152,068	$49.26

PSUs

We have awarded performance restricted stock units ("PSUs") to certain officers and employees under our 2016 Plan. Unlike our restricted stock awards, these PSUs are not considered legally outstanding and do not accrue dividends during the vesting period. These PSUs vest based on the level of achievement with respect to the Company's total shareholder return ("TSR") benchmarked against similar companies included in the capital goods sector of the S&P SmallCap 600 Index. The TSR measurement period is three years. At the end of the measurement period, each award will be converted into common stock at 0% to 200% of the PSUs held, depending on overall TSR as compared to the S&P SmallCap 600 Index benchmark companies.

The total pre-tax compensation cost related to unvested PSUs not yet recognized as of March 31, 2022 is $2.6 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the three months ended March 31, 2022 and 2021 using a Monte Carlo Model:

	Three months ended
	March 31, 2022	March 31, 2021

Expected dividend rate	$0.38	$0.38
Expected volatility	37.60%	39.10%
Risk-free interest rate	2.00%	0.28%
Expected life (in years)	2.80	2.81

The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	16,851	$87.78
Granted	41,621	44.74
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2022	58,472	$57.14

Key Employee Awards

Subject to the MIPA Agreement (Note 3), the Company granted awards to key employees of BasX ("Key Employee Awards"). Unlike our restricted stock awards under the 2016 Plan, the Key Employee Awards are not considered legally outstanding and do not accrue dividends during the vesting period. The potential future issuance of the Key Employee Awards is contingent upon BasX meeting certain post-closing earn-out milestones during each of the years ending 2021, 2022 and 2023 as defined by the MIPA Agreement and continued employment with the Company. At the end of the earn-out period, ending December 31, 2023, each eligible Key Employee Award will vest and be converted into common stock. The fair value of Key Employee Awards is based on the fair market value of AAON common stock on the grant date. The Key Employee Awards do not accrue dividends.

The total pre-tax compensation cost related to unvested Key Employee Awards not yet recognized as of March 31, 2022 is $1.5 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	26,599	$80.18
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2022	26,599	$80.18

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Grant date fair value of awards during the period:	(in thousands)
Options	$4,849	$6,513
Performance awards	1,862	1,506
Restricted stock	2,137	1,400
Total	$8,848	$9,419

Share-based compensation expense:
Options	$2,040	$2,163
Performance awards	185	41
Restricted stock	679	557
Key employee awards	208	—
Total	$3,112	$2,761

Income tax benefit/(deficiency) related to share-based compensation:
Options	$293	$2,295
Restricted stock	219	615
Total	$512	$2,910

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

The PSUs cliff vest on December 31, at the end of the third year from the date of grant. Share-based compensation expense is recognized on a straight-line basis over the service period of PSUs. The PSUs are subject to several service and market conditions, as defined by the PSU agreement, which allows the holder to retain a pro-rata amount of awards as a result of certain termination conditions, retirement, change in common control, or death. Forfeitures are accounted for as they occur.

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

14. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the three months ended March 31, 2022 and 2021.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$3,306	$2,280

Profit Sharing Bonus Plan

We maintain a discretionary profit sharing bonus plan under which approximately 10% of pre-tax profit from consolidated AAON Oklahoma and AAON Coil Products is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees of AAON Oklahoma or AAON Coil Products who are actively employed and working on the first and last days of the calendar quarter and who were employed full-time for at least three full months prior to the beginning of the calendar quarter, excluding the Company's senior leadership team.

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Profit sharing bonus plan expense	$2,669	$2,132

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

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Medical claim payments	$1,946	$1,813
Health saving account contributions	939	857

15.  Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:	(in thousands, except share and per share data)
Net income	$18,059	$16,376
Denominator:
Basic weighted average shares	52,613,232	52,293,464
Effect of dilutive shares related to stock based compensation[1]	927,137	1,521,180
Effect of dilutive shares related to contingent consideration[2]	410,626	—
Diluted weighted average shares	53,950,995	53,814,644
Earnings per share:
Basic	$0.34	$0.31
Dilutive	$0.33	$0.30
Anti-dilutive shares:
Shares	437,636	100,625
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 13)
[2] Dilutive shares related to contingent shares issued to the former owners of BasX (Note 3 & Note 16)

16. Stockholders’ Equity

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

Our repurchase activity is as follows:

	Three Months Ended
	March 31, 2022			March 31, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	—	$—	$—
401(k)	54,305	3,278	60.36	70,350	5,185	73.70
Directors and employees	13,358	804	60.19	16,972	1,217	71.71
Total	67,663	$4,082	$60.33	87,322	$6,402	$73.31

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	March 31, 2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	8,258,737	169,154	20.48
Directors and employees	2,041,085	23,145	11.34
Total	14,505,077	$267,092	$18.41

Subsequent to March 31, 2022 and through May 2, 2022, the Company repurchased a total of 16,692 shares for $0.9 million from our 401(k) savings and investment plan and from our employees for payment of statutory tax withholdings on stock transactions.

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

Contingent Shares Issued in BasX Acquisition

On December 10, 2021, we closed on the acquisition of BasX (Note 3). Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BasX, which is payable in approximately 1,037,000 shares of the Company's stock, par value $0.004 per share. The shares do not accrue dividends.

Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BasX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. Based on the final allocation of the consideration paid (Note 3), we estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of March 31, 2022, 486,268 shares related to the year ended 2021 earn-out milestone had been issued to the former owners of BasX as part of a private placement exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity. No additional shares have been issued as of May 2, 2022.

17. New Markets Tax Credit

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

The Investor and its majority owned community development entity are considered VIEs and the Company is the primary beneficiary of the VIEs. Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the NMTC arrangement.

18. Commitments and Contingencies

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of March 31, 2022.

On April 27, 2022, the Company entered into a purchase sales agreement with a third party manufacturer to purchase the intellectual property rights to design and manufacture fan wheels for the purchase price of approximately $6.5 million. The purchase price will be paid in three installments over the next 18 months. As of May 2, 2022 we have paid approximately $1.0 million related to this agreement.

19.  Related Parties

The Company purchases some supplies from an entity controlled by the Company’s Executive Chairman. The Company sometimes makes sales to the Executive Chairman for parts. Additionally, the Company sells units to an entity owned by a member of the CEO/President's immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products. Through the acquisition of BasX (Note 3), at March 31, 2022, the Company leased an manufacturing and office facility in Redmond, Oregon from an entity in which certain members of management have an ownership interest.

The following is a summary of transactions and balance with affiliates:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Sales to affiliates	$752	$566
Payments to affiliates	364	73

	March 31, 2022	December 31, 2021
	(in thousands)
Due from affiliates	$514	$547
Due to affiliates	—	—

20. Segments

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

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. The Gross Profit amounts shown below are presented after elimination entries.

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Sales	(in thousands)
AAON Oklahoma
External sales	$139,867	$99,976
Inter-segment sales	389	506
AAON Coil Products
External sales	21,935	15,812
Inter-segment sales	7,917	5,384
BasX[1]	20,969	—
Eliminations	(8,306)	(5,890)
Net sales	$182,771	$115,788

Gross Profit
AAON Oklahoma	$33,836	$29,772
AAON Coil Products	7,306	3,385
BasX[1]	4,922	—
Gross profit	$46,064	$33,157
[1] BasX was acquired on December 10, 2021.

	March 31, 2022	December 31, 2021
Long-lived assets	(in thousands)
AAON Oklahoma	$190,621	$183,840
AAON Coil Products	63,957	62,534
BasX	28,654	28,662
Total long-lived assets	$283,232	$275,036

Intangible assets and goodwill
AAON Oklahoma	$3,229	$3,229
AAON Coil Products	—	—
BasX	145,973	152,619
Total intangible assets and goodwill	$149,202	$155,848

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture, market, and sell premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data center cooling solutions, cleanroom systems, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pump, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $6.0 million of our total net sales for the three months ended March 31, 2022 and $2.0 million of our sales during the same period of 2021.

Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The uncertainty of the economy has negatively impacted the commercial and industrial new construction markets in recent years. However, the recent rise in architectural billings and nonresidential building construction starts signal a 2022 recovery in nonresidential building construction after experiencing a downturn in 2021. Furthermore, general economic growth combined with pent-up demand from customers that delayed replacing old equipment is driving accelerated replacement demand. However, both the new construction and replacement markets are cyclical. If the domestic economy were to slow or enter a recession, this could result in a decrease in our sales volume and profitability. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, and other macroeconomic factors over which we have no control. Sales in the replacement markets are driven by various factors, including general economic growth, the Company’s new product introductions, fluctuations in the average age of existing equipment in the market, government regulations and stimulus, changes in market demand between more customized higher performing HVAC equipment and lower priced standard equipment, as well as many other factors. When new construction is down, we emphasize the replacement market. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth, and the relative age of the population.

We sell our products to property owners and contractors mainly through a network of independent manufacturers’ representatives. This go-to-market strategy is unique compared to most of our larger competitors in that most control their sales channel. We value the independent sales channel as we think it is a more effective way of increasing market share. Although we concede full control of the sales process with this strategy, the entrepreneurial aspect of the independent sales channel attracts the most talent and provides greater financial incentives for its salespeople. Furthermore, the independent sales channel sells different types of equipment from various manufacturers, allowing it to operate with more of a solutions-based mindset, as opposed to an internal sales department of a manufacturing company that is incentivized to only sell its equipment regardless if it is the best solution for the end customer. We also have a small internal sales force that supports the relationships between the Company and our sales channel partners.

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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At March 31, 2022, the price (twelve month trailing average) for copper, galvanized steel, stainless steel and aluminum increased 41.2%, 67.8%, 61.8%, and 1.6%, respectively, as compared to the price (twelve month trailing average) at March 31, 2021.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

We occasionally increase the price of our equipment to help offset any inflationary headwinds. In 2021, we implemented three price increases; and on January 1, 2022, we implemented a fourth price increase.

Recent Developments

On December 10, 2021, we closed on the acquisition of all of the issued and outstanding equity ownership of BasX, LLC, doing business as BasX Solutions ("BasX") (Note 3). We began including the results of BasX’s operations in our consolidated financial statements beginning December 11, 2021.

On December 29, 2021, BasX, LLC converted to a C-Corporation, BasX, Inc., and is subject to income tax.

Backlog

The following table shows our historical backlog levels:

March 31, 2022	December 31, 2021	March 31, 2021
(in thousands)
$461,400	$260,164	$96,733

The Company has increased our backlog both through the acquisition of BasX and organic growth. Excluding BasX's backlog at March 31, 2022, organic backlog increased 305.0% compared to March 31, 2021, due in part to the completion of the Longview, Texas expansion in early 2021, price increases implemented throughout 2021 and our favorable lead times.

Results of Operations

	Three months ended
	March 31, 2022	March 31, 2021
	(in thousands)
Net Sales	$182,771	$115,788
Cost of Sales	136,707	82,631
Gross Profit	46,064	33,157
Selling, general and administrative expenses	23,056	14,696
Gain on disposal of assets	(2)	—
Income from operations	$23,010	$18,461

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•Our backlog is at a record level due primarily to strong end-market demand along with our ability to produce and meet customer lead times.

•Organic bookings increased 150% in the first quarter of 2022 compared to 2021 indicating a strong demand for our products.

•Sales in 2022 grew 57.8% to $182.8 million due to organic volume growth of $24.6 million, addition of BasX revenue of $21.0 million, and price increases of $16.5 million.

•Gross profit as a percentage of sales decreased in 2022 to 25.2% from 28.6% in 2021 due to the offset of increased sales by increased material costs and the adverse effect of supply chain issues on operations.

•Our warranty expense decreased 21.1% in the first quarter of 2022 compared to 2021 as a result of the quality control efforts the Company has put in place in the past few years.

•We continue to invest in the future growth of the Company evidenced by our $14.0 million in capital expenditures.

We report our financial results based on three reportable segments: AAON Oklahoma, AAON Coil Products, and BasX, which are further described in "Segments" (Note 20) within our notes to the consolidated financial statements. The Company's chief decision maker ("CODM"), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and income from operations. The CODM does not evaluate operating segments using asset or liability information.

Segment Operating Results for Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021

	Three Months Ended
	March 31, 2022	Percent of Sales[2]	March 31, 2021	Percent of Sales[2]	$ Change	% Change
	(in thousands)
Net Sales[3]
AAON Oklahoma	$139,867	76.5%	$99,976	86.3%	$39,891	39.9%
AAON Coil Products	21,935	12.0%	15,812	13.7%	6,123	38.7%
BasX[1]	20,969	11.5%	—	—	20,969	—
Net sales	$182,771		$115,788		$66,983	57.8%

Cost of Sales[3]
AAON Oklahoma	$106,031	75.8%	70,204	70.2%	$35,827	51.0%
AAON Coil Products	14,629	66.7%	12,427	78.6%	2,202	17.7%
BasX[1]	16,047	76.5%	—	—	16,047	—
Cost of sales	$136,707	74.8%	$82,631	71.4%	$54,076	65.4%

Gross Profit[3]
AAON Oklahoma	$33,836	24.2%	$29,772	29.8%	$4,064	13.7%
AAON Coil Products	7,306	33.3%	3,385	21.4%	3,921	115.8%
BasX[1]	4,922	23.5%	—	—	4,922	—
Gross profit	$46,064	25.2%	$33,157	28.6%	$12,907	38.9%
[1] BasX was acquired on December 10, 2021. We have included the results of BasX's operations in our consolidated financial statements for the three months ended March 31, 2022.
[2] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[3] Presented after intercompany eliminations.

Total net sales increased $67.0 million or 57.8%, due in part to increased organic volumes of $24.6 million. The quarter also benefited from $16.5 million of price increases put in place throughout 2021 that only now were realized. The acquisition of BasX in December 2021 added $21.0 million to net sales for the three months ended March 31, 2021. AAON Coil Products saw a 40.0% increase in units sold, or approximately $3.2 million, due to the increase in capacity with the completion of the new manufacturing building at our Longview, Texas facility in early 2021.

During the three months ended March 31, 2021, several production days were lost due to planned maintenance and due to impacts of bad weather at both AAON Oklahoma and AAON Coil Products, resulting in lower volumes. Additionally, the expansion at our Longview facility was completed and production began during the first quarter of 2021.

As shown in the table below, we've experienced increases in the cost of our raw materials. We implemented multiple price increases during 2021 and 2022 to counteract the increased cost of material. Additionally, in order to attract new employees, we increased starting wages for our production workforce by 7.0% in July 2021; and to retain our existing employees, we also put a cost of living increase of 3.5% in place in October 2021 for all employees below the Director level. In March 2022, we awarded annual merit raises for an overall 3.0% increase to wages. Additionally, during the first quarter of 2022, a review of the Company’s useful lives for certain sheet metal manufacturing equipment at AAON Coil Products resulted in a change in estimate (Note 1) that increased the useful lives from between ten and twelve years to fifteen years. The change was made prospectively and resulted in a decrease to depreciation expense within cost of sales on our consolidated statements of income of $1.8 million during the three months ended March 31, 2022.

Raw Material Costs

Twelve-month average raw material cost per pound as of March 31:

	2022	2021	% Change

Copper	$5.28	$3.74	41.2%
Galvanized steel	$0.99	$0.59	67.8%
Stainless steel	$2.33	$1.44	61.8%
Aluminum	$1.96	$1.93	1.6%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	March 31, 2022	March 31, 2021
			2022	2021
	(in thousands)
Warranty	$1,157	$1,467	0.6%	1.3%
Profit sharing	2,669	2,132	1.5%	1.8%
Salaries & benefits	9,392	5,034	5.1%	4.3%
Stock compensation	1,669	1,291	0.9%	1.1%
Advertising	341	206	0.2%	0.2%
Depreciation & amortization	1,691	699	0.9%	0.6%
Insurance	709	731	0.4%	0.6%
Professional fees	1,482	725	0.8%	0.6%
Donations	189	(47)	0.1%	—%
Bad debt expense	288	(13)	0.2%	—%
Other	3,469	2,471	1.9%	2.1%
Total SG&A	$23,056	$14,696	12.6%	12.7%

Excluding salaries and benefits at BasX of $2.7 million, salaries and benefits increased $1.6 million due to pay increases that went into effect during the second and third quarters of 2021. Additionally, profit sharing increased due to higher pre-tax income for the three months ended March 31, 2022. Depreciation and amortization expense at BasX was $1.0 million, accounting for the majority of the change from period to period. Professional fees increased mostly due to continued transaction costs and audit fees.

Income Taxes

	Three Months Ended		Effective Tax Rate
	March 31, 2022	March 31, 2021
			2022	2021
	(in thousands)
Income tax provision	$4,782	$2,105	20.9%	11.4%

The Company’s estimated annual 2022 effective tax rate, excluding discrete events, is expected to be approximately 25%. During the three months ended March 31, 2022, the Company recorded an excess tax benefit of $0.5 million as compared to $2.9 million during the same period in 2021, a decrease of 82.1%. The increase was primarily due to timing of stock awards as a result of our high stock price during the three months ended March 31, 2021.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash increased $2.8 million from December 31, 2021 to March 31, 2022 and totaled $5.6 million at March 31, 2022.

Revolving Line of Credit - Our revolving credit facility ("Revolver"), as amended and restated, provides for maximum borrowings of $100.0 million. As of March 31, 2022 and December 31, 2021, we had $65.0 million and $40.0 million, respectively, outstanding under the Revolver. We had one standby letter of credit totaling $0.8 million as of March 31, 2022. At March 31, 2022, we have $34.2 million of borrowings available under the Revolver. The Revolver expires November 24, 2026.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. At March 31, 2022, the weighted average interest rate of the Revolver was 1.3%. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three months ended March 31, 2022.

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

At March 31, 2022, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At March 31, 2022, our leverage ratio was 0.63 to 1.0, which meets the requirement of not being above 3 to 1.

As of May 5, 2022, we had $75.0 million of outstanding borrowings under our Revolver.

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

Our repurchase activity is as follows:

	Three Months Ended
	March 31, 2022			March 31, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	—	$—	$—
401(k)	54,305	3,278	60.36	70,350	5,185	73.70
Directors and employees	13,358	804	60.19	16,972	1,217	71.71
Total	67,663	$4,082	$60.33	87,322	$6,402	$73.31

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	March 31, 2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	8,258,737	169,154	20.48
Directors and employees	2,041,085	23,145	11.34
Total	14,505,077	$267,092	$18.41

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2022 and 2021. For additional details, see the consolidated financial statements.

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Operating Activities
Net Income	$18,059	$16,376
Income statement adjustments, net	11,730	14,606
Changes in assets and liabilities:
Accounts receivable	(43,244)	(5,179)
Income taxes	3,631	(2,766)
Inventories	(16,041)	(1,627)
Contract assets	(4,252)	—
Prepaid expenses and other	(3,588)	108
Accounts payable	6,325	4,904
Contract liabilities	17,998	—
Deferred revenue	68	2,358
Accrued liabilities & donations	2,511	58
Net cash (used in) provided by operating activities	(6,803)	28,838
Investing Activities
Capital expenditures	(14,031)	(16,404)
Cash paid in business combination, net of cash acquired	(249)	—
Other	16	14
Net cash used in investing activities	(14,264)	(16,390)
Financing Activities
Borrowings under revolving credit facility.	25,000	—
Stock options exercised	2,890	9,438
Repurchase of stock	(3,278)	(5,185)
Employee taxes paid by withholding shares	(804)	(1,217)
Net cash provided by financing activities	$23,808	$3,036

Cash Flows Provided by Operating Activities

The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments.

The decrease in cash flows from receivables was a result of increased sales, both as a result of 2021 price increases realized during the period and volumes, in the three months ended March 31, 2022 that have not been collected. The Company has also increased the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations.

Cash Flows Used in Investing Activities

The capital expenditures for the three months ended March 31, 2022 relate to our continued investment in our production capabilities. The capital expenditures for the three months ended March 31, 2021 related to the completion of the expansion at our Longview, Texas facility, which became operational during early 2021. The capital expenditure program for 2022 is estimated to be approximately $100.4 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows Used in Financing Activities

Cash flows from financing activities is historically affected by the timing of stock options exercised by our employees and repurchases of the Company's stock. However, the increase in cash from financing activities is primarily related to borrowings under our revolving credit facility to manage our working capital needs, especially strategic purchases of inventory to avoid future supply chain delays, after our available cash on hand was used to fund the BasX acquisition. Stock options exercised decreased due to the decrease in the number of employee options exercised and decrease in our average stock price during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase obligations as of March 31, 2022.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2022.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2021 Annual Report.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

The Company may repurchase AAON, Inc. stock on the open market from time to time, up to a total of 5.7 million shares. From inception through March 31, 2022, we have repurchased a total of approximately 4.2 million shares (at current market prices) under the various open market stock buyback programs for an aggregate price of $74.8 million, or an average price of $17.79 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through March 31, 2022, we repurchased approximately 8.3 million shares (at current market prices) for an aggregate price of $169.2 million, or an average price of $20.48 per share.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices. From inception through March 31, 2022, we repurchased approximately 2.0 million shares (at current market prices) for an aggregate price of $23.1 million, or an average price of $11.34 per share.

Repurchases during the first quarter of 2022 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2022	22,159	$68.36	22,159	—
February 2022	18,315	59.34	18,315	—
March 2022	27,189	54.40	27,189	—
Total	67,663	$60.33	67,663	—

Under the membership interest purchase agreement ("MIPA Agreement") entered into for the acquisition of BasX, LLC ("BasX," Note 3), we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BasX, which is payable in approximately 1,037,000 shares of the Company's stock, par value $0.004 per share. Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BasX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. As of March 31, 2022, 486,268 shares related to the year ended 2021 earn-out milestone had been issued to the former owners of BasX as part of a private placement exempt from registration with the SEC under Rule 506(b). No additional shares have been issued as of May 2, 2022.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) our Consolidated Statements of Income for the three and three months ended March 31, 2022 and 2021; (iii) our Consolidated Statements of Stockholders’ Equity for the three and three months ended March 31, 2022 and 2021; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: May 05, 2022	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: May 05, 2022	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer