Form 10-Q
period 2022-06-30
AAON, INC.
filed 2022-08-08
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

As of August 4, 2022, registrant had outstanding a total of 53,158,601 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2022	December 31, 2021
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$17,647	$2,859
Restricted cash	563	628
Accounts receivable, net of allowance for credit losses of $563 and $549, respectively	124,335	70,780
Income tax receivable	7,618	5,723
Inventories, net	164,001	130,270
Contract assets	8,569	5,749
Prepaid expenses and other	4,679	2,071
Total current assets	327,412	218,080
Property, plant and equipment:
Land	7,916	5,016
Buildings	162,962	135,861
Machinery and equipment	332,178	318,259
Furniture and fixtures	24,571	23,072
Total property, plant and equipment	527,627	482,208
Less: Accumulated depreciation	235,163	224,146
Property, plant and equipment, net	292,464	258,062
Intangible assets, net	66,409	70,121
Goodwill	81,892	85,727
Right of use assets	5,886	16,974
Other long-term assets	2,649	1,216
Total assets	$776,712	$650,180

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,189	$29,020
Dividends payable	10,096	—
Accrued liabilities	60,125	50,206
Contract liabilities	29,759	7,542
Total current liabilities	136,169	86,768
Revolving credit facility, long-term	106,249	40,000
Deferred tax liabilities	31,866	31,993
Other long-term liabilities	5,495	18,843
New market tax credit obligation (a)	6,427	6,406
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 53,127,055 and 52,527,985 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	213	210
Additional paid-in capital	82,078	81,654
Retained earnings	408,215	384,306
Total stockholders' equity	490,506	466,170
Total liabilities and stockholders' equity	$776,712	$650,180
(a) Held by variable interest entities (Note 17)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Net sales	$208,814	$143,876	$391,585	$259,664
Cost of sales	161,438	101,769	298,145	184,400
Gross profit	47,376	42,107	93,440	75,264
Selling, general and administrative expenses	26,933	16,895	49,989	31,591
Gain on disposal of assets	(10)	—	(12)	—
Income from operations	20,453	25,212	43,463	43,673
Interest expense, net	(550)	(4)	(740)	(1)
Other income, net	220	39	241	56
Income before taxes	20,123	25,247	42,964	43,728
Income tax provision	4,177	4,632	8,959	6,737
Net income	$15,946	$20,615	$34,005	$36,991
Earnings per share:
Basic	$0.30	$0.39	$0.64	$0.71
Diluted	$0.30	$0.38	$0.63	$0.69
Cash dividends declared per common share:	$0.19	$0.19	$0.19	$0.19
Weighted average shares outstanding:
Basic	53,095,286	52,432,822	52,992,439	52,389,989
Diluted	53,661,876	53,603,932	53,944,616	53,736,134

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2021	52,528	$210	$81,654	$384,306	$466,170
Net income	—	—	—	34,005	34,005
Stock options exercised, restricted stock awards	719	3	6,382	—	6,385
granted, and contingent shares issued (Note 16)
Share-based compensation	—	—	6,908	—	6,908
Stock repurchased and retired	(120)	—	(6,866)	—	(6,866)
Contingent consideration (Note 3)	—	—	(6,000)	—	(6,000)
Dividends net of refunds for cancelled cash dividends	—	—	—	(10,096)	(10,096)
Balances at June 30, 2022	53,127	$213	$82,078	$408,215	$490,506

	Three Months Ended June 30, 2022
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at March 31, 2022	53,065	$212	$77,574	$402,370	$480,156
Net income	—	—	—	15,946	15,946
Stock options exercised and restricted	114	1	3,492	—	3,493
stock awards granted
Share-based compensation	—	—	3,796	—	3,796
Stock repurchased and retired	(52)	—	(2,784)	—	(2,784)
Dividends net of refunds for cancelled cash dividends	—	—	—	(10,101)	(10,101)
Balances at June 30, 2022	53,127	$213	$82,078	$408,215	$490,506

	Six Months Ended June 30, 2021
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2020	52,225	$209	$5,161	$345,495	350,865
Net income	—	—	—	36,991	36,991
Stock options exercised and restricted	361	2	11,846	—	11,848
stock awards granted
Share-based compensation	—	—	5,793	—	5,793
Stock repurchased and retired	(170)	(1)	(11,802)	—	(11,803)
Dividends net of refunds for cancelled cash dividends	—	—	—	(9,968)	(9,968)
Balances at June 30, 2021	52,416	$210	$10,998	$372,518	$383,726

	Three Months Ended June 30, 2021
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at March 31, 2021	52,424	$210	$10,957	$361,871	$373,038
Net income	—	—	—	20,615	20,615
Stock options exercised and restricted	75	—	2,410	—	2,410
stock awards granted
Share-based compensation	—	—	3,032	—	3,032
Stock repurchased and retired	(83)	—	(5,401)	—	(5,401)
Dividends net of refunds for cancelled cash dividends	—	—	—	(9,968)	(9,968)
Balances at June 30, 2021	52,416	$210	$10,998	$372,518	$383,726
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2022	2021
Operating Activities	(in thousands)
Net income	$34,005	$36,991
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,300	14,924
Amortization of debt issuance cost	21	20
Amortization of right of use assets	143	—
Provision for credit losses on accounts receivable, net of adjustments	181	12
Provision for excess and obsolete inventories	148	292
Share-based compensation	6,908	5,793
Gain on disposition of assets	(12)	—
Foreign currency transaction (gain) loss	9	(11)
Interest income on note receivable	(11)	(19)
Deferred income taxes	(127)	2,747
Changes in assets and liabilities:
Accounts receivable	(53,736)	(5,936)
Income tax receivable	(1,895)	1,248
Inventories	(33,879)	(5,472)
Contract assets	(2,820)	—
Prepaid expenses and other long-term assets	(3,066)	799
Accounts payable	6,490	10,650
Contract liabilities	22,217	—
Deferred revenue	421	574
Accrued liabilities and other long-term liabilities	7,123	300
Net cash (used in) provided by operating activities	(1,580)	62,912
Investing Activities
Capital expenditures	(27,227)	(33,157)
Cash paid for building (see Note 3)	(22,000)	—
Cash paid in business combination, net of cash acquired	(249)	—
Proceeds from sale of property, plant and equipment	12	2
Principal payments from note receivable	27	29
Net cash used in investing activities	(49,437)	(33,126)
Financing Activities
Borrowings under revolving credit facility	94,900	—
Payments under revolving credit facility	(28,651)	—
Principal payments on financing lease	(28)	—
Stock options exercised	6,385	11,848
Repurchase of stock	(5,912)	(10,271)
Employee taxes paid by withholding shares	(954)	(1,532)
Net cash provided by financing activities	65,740	45
Net increase in cash, cash equivalents and restricted cash	14,723	29,831
Cash, cash equivalents and restricted cash, beginning of period	3,487	82,288
Cash, cash equivalents and restricted cash, end of period	$18,210	$112,119

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis. The most significant estimates include, but are not limited to, inventory reserves, warranty accrual, workers' compensation accrual, medical insurance accrual, income taxes, useful lives of property, plant, and equipment, share-based compensation, revenue percentage of completion and estimated costs to complete. Actual results could differ materially from those estimates.

Change in Estimate

During the first quarter of 2022, a review of the Company’s useful lives for certain sheet metal manufacturing equipment at our Longview, Texas location resulted in a change in estimate that increased the useful lives from between ten and twelve years to fifteen years. This determination was based on recent and estimated future production levels as well as management’s knowledge of the equipment and historical and future use of the equipment. The change in estimate was made prospectively and resulted in a decrease to depreciation expense within cost of sales on our consolidated statements of income of $1.8 million during the six months ended June 30, 2022.

Impact of COVID-19 Pandemic

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business.

We had continuous operations during the six months ended June 30, 2022. Additional precautions have been taken to social distance workers that work in close environments and we have facilitated voluntary on-site COVID-19 vaccine clinics. The Company also utilizes sanitation stations and performs additional cleaning and sanitation throughout the day.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. At June 30, 2022 $50.3 million of goodwill is deductible for income tax purposes. Our indefinite-lived intangible assets consist of trademark and trade names. Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

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

2.  Revenue Recognition

The following tables show disaggregated net sales by reportable segment (see Note 20) by major source, net of intercompany sales eliminations.

	Three Months Ended June 30, 2022
	AAON Oklahoma	AAON Coil Products	BasX	Total
	(in thousands)
Rooftop Units	$138,616	$—	$—	$138,616
Condensing Units	—	11,949	—	11,949
Air Handlers	—	11,540	2,945	14,485
Outdoor Mechanical Rooms	—	260	—	260
Cleanroom Systems	—	—	8,246	8,246
Data Center Cooling Solutions	—	—	12,837	12,837
Water-Source Heat Pumps	1,876	1,798	—	3,674
Part Sales	13,857	—	331	14,188
Other[2]	3,132	1,207	220	4,559
	$157,481	$26,754	$24,579	$208,814

	Three Months Ended June 30, 2021
	AAON Oklahoma	AAON Coil Products	BasX[1]	Total
	(in thousands)
Rooftop Units	$107,370	$—	$—	$107,370
Condensing Units	393	6,909	—	7,302
Air Handlers	—	7,265	—	7,265
Outdoor Mechanical Rooms	578	186	—	764
Water-Source Heat Pumps	4,069	2,356	—	6,425
Part Sales	10,717	—	—	10,717
Other[2]	3,139	894	—	4,033
	$126,266	$17,610	$—	$143,876

	Six Months Ended June 30, 2022
	AAON Oklahoma	AAON Coil Products	BasX	Total
	(in thousands)
Rooftop Units	$260,322	$—	$—	$260,322
Condensing Units	242	20,925	—	21,167
Air Handlers	—	20,978	4,284	25,262
Outdoor Mechanical Rooms	554	370	—	924
Cleanroom Systems	—	—	16,285	16,285
Data Center Cooling Solutions	—	—	23,705	23,705
Water-Source Heat Pumps	4,862	4,151	—	9,013
Part Sales	24,073	—	331	24,404
Other[2]	7,295	2,265	943	10,503
	$297,348	$48,689	$45,548	$391,585

	Six Months Ended June 30, 2021
	AAON Oklahoma	AAON Coil Products	BasX[1]	Total
	(in thousands)
Rooftop Units	$194,795	$—	$—	$194,795
Condensing Units	642	13,191	—	13,833
Air Handlers	—	13,679	—	13,679
Outdoor Mechanical Rooms	641	334	—	975
Water-Source Heat Pumps	6,457	4,633	—	11,090
Part Sales	18,223	—	—	18,223
Other[2]	5,484	1,585	—	7,069
	$226,242	$33,422	$—	$259,664

[1] BasX was acquired by the Company on December 10, 2021. As the BasX segment was not applicable for the three and six months ended June 30, 2022, it has been excluded from the tables for those periods.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $11.4 million and $14.0 million for the three months ended June 30, 2022 and 2021, respectively. The amount of payments to our Representatives were $17.9 million and $25.0 million for the six months ended June 30, 2022 and 2021, respectively.

3. Business Combination

On November 18, 2021, the Company entered into a membership interest purchase agreement (the “MIPA Agreement”) to acquire of all of the issued and outstanding equity ownership of BasX, LLC, an Oregon limited liability company, doing business as BasX Solutions. We closed this transaction on December 10, 2021 for a purchase price of (i) $100.0 million payable in cash (not including working capital adjustments), and (ii) up to $80.0 million in the aggregate of contingent consideration payable in shares of the Company's common stock, par value $0.004 per share (the "Shares").

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

Additionally, as a condition to closing, the Company entered into a real estate purchase agreement with BasX Properties, LLC, an affiliate of BasX, to acquire the principal real property and improvements utilized by BasX for an additional $22.0 million, subject to customary closing conditions and adjustments. The Company closed this real estate transaction on May 31, 2022, which terminated the related lease (Note 4).

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

The following table presents the final allocation of the consideration paid to the assets acquired and liabilities assumed in the acquisition of BasX described above, which was still preliminary at December 31, 2021. The revisions indicated below were recorded during the six months ended June 30, 2022. The revisions were the results of updates to our preliminary estimates and third party valuation models. The impact of such revisions on net income were not significant.

	Final Allocation	Estimated Allocation as of December 31, 2021	Revision
		(in thousands)
Accounts receivable	$13,699	$13,699	$—
Inventories	2,725	2,725	—
Contract assets	7,635	7,635	—
Prepaid expenses and other	341	341	—
Property, plant and equipment	13,169	13,169	—
Right of use assets	15,611	15,611	—
Intangible assets	68,413	70,329	(1,916)
Goodwill	78,663	82,498	(3,835)
Accounts payable	(9,388)	(9,388)	—
Accrued liabilities	(3,807)	(3,807)	—
Contract liabilities	(7,771)	(7,771)	—
Lease liabilities	(15,611)	(15,611)	—
Contingent Consideration - shares of AAON, Inc.	(60,000)	(66,000)	6,000
Consideration paid	$103,679	$103,430	$249

The Company recognized the following definite and indefinite-lived intangible assets as part of the acquisition of BasX:

	Final Allocation	Estimated Allocation as of December 31, 2021	Revision
		(in thousands)
Definite-lived intangible assets
Intellectual property	$6,295	$6,479	$(184)
Customer relationships	47,547	48,684	(1,137)
	53,842	55,163	(1,321)

Indefinite-lived intangible assets
Trademarks	14,571	15,166	(595)
Total intangible assets acquired	$68,413	$70,329	$(1,916)

Goodwill is the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to acquire the skilled workforce and expanded market opportunities. Goodwill of $47.1 million was tax deductible upon the completion of the final allocation of consideration paid to the assets acquired and liabilities assumed. Future additional amounts of goodwill related to the contingent consideration may become tax deductible in the future if the earn out provisions of the MIPA Agreement are achieved.

Pro Forma Results of Operations (unaudited)

The operations of BasX have been included in our statements of income since the closing date on December 10, 2021. The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2021 are presented as if the combination had been made on January 1, 2021.

	(unaudited)
	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
	(in thousands, except per share data)
Revenues	$162,368	$292,999
Net income	$21,522	$38,494
Earnings per share:
Basic	$0.41	$0.73
Dilutive	$0.40	$0.72

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

4. Leases

The following table presents the balances by lease type:

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Operating Leases
Right of use assets	Right of use assets	$1,638	$16,974
Current lease liability	Accrued liabilities	$434	$1,580
Noncurrent lease liability	Other long-term liabilities	$1,246	$15,467

Financing Lease
Right of use assets	Right of use assets	$4,248	$—
Current lease liability	Accrued liabilities	$4,236	$—
Noncurrent lease liability	Other long-term liabilities	$—	$—

Since 2018, we lease our manufacturing and office space used by our operations in Parkville, MO, which is classified as an operating lease.

During the acquisition of BasX on December 10, 2022 (Note 3), we acquired various leases for plant/office space and equipment, which are classified as operating leases. Through May 2022, BasX's manufacturing and office facility in Redmond, Oregon was leased from a related party (Note 19). As as result of the purchase of the manufacturing and office facility on May 31, 2022 the lease was terminated.

On June 1, 2022, the Company entered into a lease agreement for land and facilities in Tulsa, Oklahoma to support our manufacturing operations. This lease has been classified as a finance lease as the Company has the option to and is reasonably certain to purchase the underlying assets in 2023.

5.  Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Accounts receivable	$124,898	$71,329
Less: Allowance for credit losses	(563)	(549)
Total, net	$124,335	$70,780

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$837	$493	$549	$506
Provisions for (recoveries of) expected credit	(107)	25	181	12
losses, net of adjustments
Accounts receivable written off, net of recoveries	(167)	—	(167)	—
Balance, end of period	$563	$518	$563	$518

6.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$156,265	$124,480
Work in process	3,534	3,049
Finished goods	6,073	4,528
Total, gross	165,872	132,057
Less: Allowance for excess and obsolete inventories	(1,871)	(1,787)
Total, net	$164,001	$130,270

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$2,007	$2,304	$1,787	$3,261
Provision for (recovery of) excess and	(72)	486	148	292
obsolete inventories
Inventories written off	(64)	(64)	(64)	(827)
Balance, end of period	$1,871	$2,726	$1,871	$2,726

7.  Intangible assets

Our intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Definite-lived intangible assets	(in thousands)
Intellectual property	$6,295	$6,479
Customer relationships	47,547	48,684
Less: Accumulated amortization	(2,004)	(208)
Total, net	51,838	54,955

Indefinite-lived intangible assets
Trademarks	14,571	15,166
Total intangible assets, net	$66,409	$70,121

Amortization expense recorded in cost of sales is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Amortization expense	$901	$—	$1,796	$38

Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be $3.6 million for each of the years ending 2022 through 2026.

8.  Supplemental Cash Flow Information

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Supplemental disclosures:	(in thousands)
Interest paid	$418	$—	$533	$—
Income taxes paid	$10,805	$2,529	$10,981	$2,742
Non-cash investing and financing activities:
Non-cash capital expenditures	$221	$(2,109)	$679	$(1,845)
Dividends declared	$10,096	$9,970	$10,096	$9,970

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

Changes in the warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Warranty accrual:	(in thousands)
Balance, beginning of period	$13,707	$13,525	$13,769	$13,522
Payments made	(1,679)	(1,545)	(2,898)	(3,009)
Provisions	2,353	2,028	3,510	3,495
Balance, end of period	$14,381	$14,008	$14,381	$14,008

Warranty expense:	$2,353	$2,028	$3,510	$3,495

10.  Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities were comprised of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Warranty	$14,381	$13,769
Due to representatives	12,227	7,995
Payroll	11,274	8,423
Profit sharing	2,329	1,489
Workers' compensation	271	308
Medical self-insurance	1,256	1,943
Customer prepayments	3,092	5,931
Donations	293	438
Employee vacation time	5,337	4,362
Lease liability, short-term	4,670	1,580
Other	4,995	3,968
Total	$60,125	$50,206

Other long-term liabilities were comprised of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Long-term operating lease obligation	$1,246	$15,467
Extended warranties	3,562	3,042
Long-term donations and other	687	334
Total	$5,495	$18,843

11.  Revolving Credit Facility

On May 27, 2022, we amended our $100 million Amended and Restated Loan Agreement dated November 24, 2021 (“Revolver”), to provide for maximum borrowings of $200.0 million. As of June 30, 2022 and December 31, 2021, we had $106.2 million and $40.0 million outstanding under the Revolver, respectively. We have one standby letter of credit totaling $0.8 million as of June 30, 2022. Borrowings available under the Revolver at June 30, 2022 were $92.9 million.  The Revolver expires on May 27, 2027.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on our the Revolver was 1.9% and 1.7% for the three and six months ended June 30, 2022, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three and six months ended June 30, 2022.

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

At June 30, 2022, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At June 30, 2022, our leverage ratio was 1.06 to 1.0, which meets the requirement of not being above 3 to 1.

12.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Current	$9,365	$6,543	$9,086	$3,990
Deferred	(5,188)	(1,911)	(127)	2,747
Income tax provision	$4,177	$4,632	$8,959	$6,737

The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	6.3	(0.2)	4.5	3.0
Excess tax benefits	(1.0)	(1.9)	(1.7)	(7.8)
Return to provision adjustments	(1.2)	(0.3)	(0.6)	(0.3)
Other	(4.3)	(0.3)	(2.3)	(0.5)
Effective tax rate	20.8%	18.3%	20.9%	15.4%

On May 21, 2021, the State of Oklahoma enacted House Bill 2960, effectively reducing the corporate income tax rate in Oklahoma from 6% to 4%. This resulted in an overall reduction of our effective state income tax rate for the three and six months ended June 30, 2021, net of Federal benefit.

During the six months ended June 30, 2022, the Company recorded an excess tax benefit of $0.7 million as compared to $3.4 million during the same period in 2021, a decrease of 79%. The decrease was primarily due to timing of stock option exercises as a result of our high stock price during the six months ended June 30, 2021.

We earn investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As of June 30, 2022, we have investment tax credit carryforwards of approximately $3.7 million. These credits have estimated expirations from the year 2036 through 2040.

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

Options

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2022 and 2021 using a Black Scholes-Merton Model:

	Six months ended
	June 30, 2022	June 30, 2021
Directors and SLT[1]:
Expected dividend rate	$0.38	$0.38
Expected volatility	35.95%	35.78%
Risk-free interest rate	2.17%	0.51%
Expected life (in years)	4.0	4.0
Employees:
Expected dividend rate	$0.38	$0.38
Expected volatility	37.29%	38.70%
Risk-free interest rate	2.11%	0.30%
Expected life (in years)	3.0	3.0
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

The following is a summary of stock options vested and exercisable as of June 30, 2022:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$8.17	-	$41.37	1,344,401	5.66	$36.47	$24,583
$42.42	-	$54.20	320,338	7.59	44.68	3,229
$54.29	-	$79.81	115,256	8.63	72.52	—
		Total	1,779,995	6.20	$40.29	$27,812

The following is a summary of stock options vested and exercisable as of June 30, 2021:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$7.18	-	$40.87	628,083	5.17	$30.25	$20,313
$41.37	-	$41.37	441,965	7.00	41.37	9,379
$42.42	-	$75.00	146,869	8.61	44.84	2,607
		Total	1,216,917	6.25	$36.05	$32,299

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	3,365,469	$42.88
Granted	402,145	54.26
Exercised	(174,684)	36.54
Forfeited or Expired	(46,878)	51.19
Outstanding at June 30, 2022	3,546,052	$44.38
Exercisable at June 30, 2022	1,779,995	$40.29

The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2022 is $17.8 million and is expected to be recognized over a weighted average period of approximately 2.1 years.

The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $3.5 million and $12.7 million, respectively. The cash received from options exercised during the six months ended June 30, 2022 and 2021 was $6.4 million and $11.8 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At June 30, 2022, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.9 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	161,225	$46.08
Granted	59,461	53.06
Vested	(68,199)	44.78
Forfeited	(1,225)	49.41
Unvested at June 30, 2022	151,262	$49.38

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

The total pre-tax compensation cost related to unvested PSUs not yet recognized as of June 30, 2022 is $2.6 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the six months ended June 30, 2022 and 2021 using a Monte Carlo Model:

	Six months ended
	June 30, 2022	June 30, 2021

Expected dividend rate	$0.38	$0.38
Expected volatility	37.60%	39.10%
Risk-free interest rate	2.00%	0.28%
Expected life (in years)	2.8	2.8

The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	16,851	$87.78
Granted	46,521	44.74
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2022	63,372	$56.18

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

The total pre-tax compensation cost related to unvested Key Employee Awards not yet recognized as of June 30, 2022 is $1.6 million and is expected to be recognized over a weighted average period of approximately 1.5 years.

A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	26,599	$80.18
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2022	26,599	$80.18

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Grant date fair value of awards during the period:	(in thousands)
Options	$650	$205	$5,499	$6,718
PSUs	219	84	2,081	1,590
Restricted stock	1,018	773	3,155	2,173
Total	$1,887	$1,062	$10,735	$10,481

Share-based compensation expense:
Options	$2,339	$2,264	$4,379	$4,427
PSUs	292	148	477	189
Restricted stock	843	620	1,522	1,177
Key employee awards	322	—	530	—
Total	$3,796	$3,032	$6,908	$5,793

Income tax benefit/(deficiency) related to share-based compensation:
Options	$198	$275	$491	$2,570
Restricted stock	9	204	228	819
Total	$207	$479	$719	$3,389

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

14. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is at or above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the six months ended June 30, 2022 and 2021.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$3,273	$2,118	$6,579	$4,398

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Profit sharing bonus plan expense	$2,146	$2,919	$4,815	$5,051

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Medical claim payments	$2,043	$2,033	$3,989	$3,846
Health saving account contributions	964	876	1,903	1,733

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:	(in thousands, except share and per share data)
Net income	$15,946	$20,615	$34,005	$36,991
Denominator:
Basic weighted average shares	53,095,286	52,432,822	52,992,439	52,389,989
Effect of dilutive shares related to stock based compensation[1]	566,590	1,171,110	747,998	1,346,145
Effect of dilutive shares related to contingent consideration[2]	—	—	204,179	—
Diluted weighted average shares	53,661,876	53,603,932	53,944,616	53,736,134
Earnings per share:
Basic	$0.30	$0.39	$0.64	$0.71
Dilutive	$0.30	$0.38	$0.63	$0.69
Anti-dilutive shares:
Shares	879,554	397,656	658,595	249,140
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

The Company also had a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan were entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. No additional shares have been purchased by the Company under this arrangement since June 2022.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2022			June 30, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	—	$—	$—
401(k)	103,936	5,913	56.89	148,317	10,271	69.25
Directors and employees	16,183	953	58.89	21,706	1,532	70.58
Total	120,119	$6,866	$57.16	170,023	$11,803	$69.42

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	June 30, 2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	8,308,368	171,789	20.68
Directors and employees	2,043,910	23,294	11.40
Total	14,557,533	$269,876	$18.54

Dividends

At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 17, 2021	June 3, 2021	July 1, 2021	$0.19
November 9, 2021	November 26, 2021	December 17, 2021	$0.19
May 18, 2022	June 3, 2022	July 1, 2022	$0.19

Contingent Shares Issued in BasX Acquisition

On December 10, 2021, we closed on the acquisition of BasX (Note 3). Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BasX, which is payable in approximately 1,037,000 shares of the Company's common stock, par value $0.004 per share. The shares do not accrue dividends.

Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BasX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. Based on the final allocation of the consideration paid (Note 3), we estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of June 30, 2022, 486,268 shares related to the year ended 2021 earn-out milestone had been issued to the former owners of BasX as part of a private placement exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity. No additional shares have been issued as of August 4, 2022.

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2022 except as described below.

On April 27, 2022, the Company entered into a purchase sales agreement with a third party manufacturer to purchase the intellectual property rights to design and manufacture fan wheels for the purchase price of approximately $6.5 million. The purchase price will be paid in three installments over the next 18 months. As of August 4, 2022 we have paid approximately $1.0 million related to this agreement.

19.  Related Parties

The Company sells units to an entity owned by a member of the CEO/President's immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products. Additionally, the Company purchases some supplies from entities controlled by two of the Company’s board members and the Company sometimes makes sales to a board member for parts. From December 10, 2021 through May 31, 2022 (Note 3), the Company leased a manufacturing and office facility in Redmond, Oregon from an entity in which certain members of BasX management have an ownership interest. This facility was purchased 100% by the Company on May 31, 2022.

The following is a summary of transactions and balance with affiliates:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Sales to affiliates	$2,327	$246	$3,079	$812
Payments to affiliates	639	57	1,003	130

			June 30, 2022	December 31, 2021
			(in thousands)
Due from affiliates			$1,180	$547
Due to affiliates			—	—

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Sales			(in thousands)
AAON Oklahoma
External sales	$157,481	$126,266	$297,348	$226,242
Inter-segment sales	770	703	1,159	1,209
AAON Coil Products
External sales	26,754	17,610	48,689	33,422
Inter-segment sales	8,093	6,087	16,010	11,471
BasX[1]	24,579	—	45,548	—
Eliminations	(8,863)	(6,790)	(17,169)	(12,680)
Net sales	$208,814	$143,876	$391,585	$259,664

Gross Profit
AAON Oklahoma	$31,737	$38,223	$65,573	$67,995
AAON Coil Products	8,474	3,884	15,780	7,269
BasX[1]	7,165	—	12,087	—
Gross profit	$47,376	$42,107	$93,440	$75,264
[1] BasX was acquired on December 10, 2021.

	June 30, 2022	December 31, 2021
Long-lived assets	(in thousands)
AAON Oklahoma	$197,428	$183,840
AAON Coil Products	65,485	62,534
BasX	35,437	28,662
Total long-lived assets	$298,350	$275,036

Intangible assets and goodwill
AAON Oklahoma	$3,229	$3,229
AAON Coil Products	—	—
BasX	145,072	152,619
Total intangible assets and goodwill	$148,301	$155,848

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

Overview

We engineer, manufacture, market, and sell premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data center cooling solutions, cleanroom systems, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $10.2 million of our total net sales for the six months ended June 30, 2022 and $5.8 million of our sales during the same period of 2021.

Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The uncertainty of the economy has negatively impacted the commercial and industrial new construction markets in recent years. However, architectural billings and nonresidential construction starts began rebounding in 2021, signaling a 2022 recovery in nonresidential construction. Furthermore, general economic growth combined with pent-up demand from customers that delayed replacing old equipment in 2020 and 2021 has been driving accelerated replacement demand. Nevertheless, both the new construction and replacement markets are cyclical. If the domestic economy were to slow or enter a recession, this could result in a decrease in our sales volume and profitability. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, and other macroeconomic factors over which we have no control. Sales in the replacement markets are driven by various factors, including general economic growth, the Company’s new product introductions, fluctuations in the average age of existing equipment in the market, government regulations and stimulus, changes in market demand between more customized higher performing HVAC equipment and lower priced standard equipment, as well as many other factors. When new construction is down, we emphasize the replacement market. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth, and the relative age of the population.

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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At June 30, 2022, the price (twelve month trailing average) for copper, galvanized steel, stainless steel and aluminum increased 33.1%, 35.5%, 69.2%, and 8.1%, respectively, as compared to the price (twelve month trailing average) at June 30, 2021.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

We occasionally increase the price of our equipment to help offset any inflationary headwinds. In 2021, we implemented three price increases. In 2022, we implemented three additional price increases effective January 1, 2022, March 29, 2022, and June 1, 2022.

Backlog

The following table shows our historical backlog levels:

June 30, 2022	December 31, 2021	June 30, 2021
(in thousands)
$464,025	$260,164	$138,131

The Company has increased our backlog both through the acquisition of BasX and organic growth. Excluding BasX's backlog at June 30, 2022, organic backlog increased 163.6% compared to June 30, 2021, due in part to price increases implemented throughout 2021 and 2022 and our favorable lead times.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net Sales	$208,814	$143,876	$391,585	$259,664
Cost of Sales	161,438	101,769	298,145	184,400
Gross Profit	47,376	42,107	93,440	75,264
Selling, general and administrative expenses	26,933	16,895	49,989	31,591
Gain on disposal of assets	(10)	—	(12)	—
Income from operations	$20,453	$25,212	$43,463	$43,673

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•Our backlog is at a record level due primarily to strong end-market demand along with our ability to produce and meet customer lead times.

•Sales for the three and six months ended June 30, 2022 grew due to organic growth, the addition of BasX revenues, and price increases realized during the periods.

•Gross profit as a percentage of sales decreased for the three and six months ended June 30, 2022 due to increased material costs and the adverse effect of supply chain issues on operations.

•In 2022, we continue to invest in projects that will improve our production capabilities and efficiencies evidenced by our $27.2 million in capital expenditures.

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

Segment Operating Results for Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021

	Three Months Ended
	June 30, 2022	Percent of Sales[2]	June 30, 2021	Percent of Sales[2]	$ Change	% Change
	(in thousands)
Net Sales[3]
AAON Oklahoma	$157,481	75.4%	$126,266	87.8%	$31,215	24.7%
AAON Coil Products	26,754	12.8%	17,610	12.2%	9,144	51.9%
BasX[1]	24,579	11.8%	—	—	24,579	—
Net sales	$208,814		$143,876		$64,938	45.1%

Cost of Sales[3]
AAON Oklahoma	$125,744	79.8%	88,043	69.7%	$37,701	42.8%
AAON Coil Products	18,280	68.3%	13,726	77.9%	4,554	33.2%
BasX[1]	17,414	70.8%	—	—	17,414	—
Cost of sales	$161,438	77.3%	$101,769	70.7%	$59,669	58.6%

Gross Profit[3]
AAON Oklahoma	$31,737	20.2%	$38,223	30.3%	$(6,486)	(17.0)%
AAON Coil Products	8,474	31.7%	3,884	22.1%	4,590	118.2%
BasX[1]	7,165	29.2%	—	—	7,165	—
Gross profit	$47,376	22.7%	$42,107	29.3%	$5,269	12.5%
[1] BasX was acquired on December 10, 2021. We have included the results of BasX's operations in our consolidated financial statements for the three months ended June 30, 2022.
[2] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[3] Presented after intercompany eliminations.

Total net sales increased $64.9 million or 45.1%, with the addition of BasX sales being the largest contributing factor to our growth. Excluding BasX sales of $24.6 million, net sales grew through price increases of $22.5 million and organic volume of $14.8 million. AAON Coil Products had an increase of 43.3% in organic unit sales, or $4.7 million, during the three months ended June 30, 2022 due to the increase in capacity with the completion of the new manufacturing building at our Longview, Texas facility in early 2021.

As shown in the table below, we've experienced year over year increases in the cost of our raw materials. We implemented multiple price increases during 2021 and 2022 to counteract the increased cost of material. Some of the 2022 price increases have yet to be realized. Additionally, in order to attract new employees, we increased starting wages for our production workforce by 7.0% in July 2021; and to retain our existing employees, we also put a cost of living increase of 3.5% in place in October 2021 for all employees below the Director level. In March 2022, we awarded annual merit raises for an overall 3.0% increase to wages.

While our gross profit has declined, we did see sequential improvement in our margin during the second quarter of 2022. The backlog for AAON Coil Products had better pricing which shows in their improved gross margin of 31.7% for the quarter as they are able to realize price increases faster than AAON Oklahoma. BasX has been able to reprice their backlog in order to maintain a healthy gross profit of 29.2% for the quarter. AAON Oklahoma continued to work through its remaining lower priced backlog and as a result had costs increases in excess of realized price increases during the quarter that impacted its gross profit.

Raw Material Costs

Twelve-month average raw material cost per pound as of June 30:

	2022	2021	% Change

Copper	$5.35	$4.02	33.1%
Galvanized steel	$1.03	$0.76	35.5%
Stainless steel	$2.47	$1.46	69.2%
Aluminum	$2.14	$1.98	8.1%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	June 30, 2022	June 30, 2021
			2022	2021
	(in thousands)
Warranty	$2,353	$2,028	1.1%	1.4%
Profit sharing	2,146	2,919	1.0%	2.0%
Salaries & benefits	10,383	6,025	5.0%	4.2%
Stock compensation	2,014	1,368	1.0%	1.0%
Advertising	1,290	261	0.6%	0.2%
Depreciation & amortization	2,062	635	1.0%	0.4%
Insurance	866	730	0.4%	0.5%
Professional fees	900	682	0.4%	0.5%
Subscriptions as a service	974	514	0.5%	0.4%
Other	3,945	1,733	1.9%	1.2%
Total SG&A	$26,933	$16,895	12.9%	11.7%

Excluding salaries and benefits at BasX of $3.0 million, salaries and benefits increased $1.4 million due to pay increases that went into effect during the third and fourth quarters of 2021 and first quarter of 2022. Advertising increased $1.0 million due various sponsorships and customer promotions, which were still mostly on hold during early 2021 due to COVID-19 restrictions. Depreciation and amortization expense at BasX was $1.1 million, accounting for the majority of the change from period to period. Excluding $1.0 million of Other SG&A at BasX, Other SG&A increased $1.2 million attributable mostly to consulting services and increased travel expenses due to decreased COVID-19 restrictions during 2022.

Income Taxes

	Three Months Ended		Effective Tax Rate
	June 30, 2022	June 30, 2021
			2022	2021
	(in thousands)
Income tax provision	$4,177	$4,632	20.8%	18.3%

The Company’s estimated annual 2022 effective tax rate, excluding discrete events, is expected to be approximately 25%. During the three months ended June 30, 2022, the Company recorded an excess tax benefit of $0.2 million as compared to $0.5 million during the same period in 2021, a decrease of 56.8%. The decrease was primarily due to timing of stock awards as a result of our high stock price during the three months ended June 30, 2021.

Segment Operating Results for Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021

	Six Months Ended
	June 30, 2022	Percent of Sales[2]	June 30, 2021	Percent of Sales[2]	$ Change	% Change
	(in thousands)
Net Sales[3]
AAON Oklahoma	$297,348	75.9%	$226,242	87.1%	$71,106	31.4%
AAON Coil Products	48,689	12.4%	33,422	12.9%	15,267	45.7%
BasX[1]	45,548	11.6%	—	—	45,548	—
Net sales	$391,585		$259,664		$131,921	50.8%

Cost of Sales[3]
AAON Oklahoma	$231,775	77.9%	158,247	69.9%	$73,528	46.5%
AAON Coil Products	32,909	67.6%	26,153	78.3%	6,756	25.8%
BasX[1]	33,461	73.5%	—	—	33,461	—
Cost of sales	$298,145	76.1%	$184,400	71.0%	$113,745	61.7%

Gross Profit[3]
AAON Oklahoma	$65,573	22.1%	$67,995	30.1%	$(2,422)	(3.6)%
AAON Coil Products	15,780	32.4%	7,269	21.7%	8,511	117.1%
BasX[1]	12,087	26.5%	—	—	12,087	—
Gross profit	$93,440	23.9%	$75,264	29.0%	$18,176	24.1%
[1] BasX was acquired on December 10, 2021. We have included the results of BasX's operations in our consolidated financial statements for the six months ended June 30, 2022.
[2] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[3] Presented after intercompany eliminations.

Total net sales increased $131.9 million or 50.8%, due in part to increased organic volumes of $39.5 million. AAON Coil Products saw a 41.9% increase in units sold, or approximately $7.9 million, during the six months ended June 30, 2022 due to the increase in capacity with the completion of the new manufacturing building at our Longview, Texas facility in early 2021. The quarter also benefited from $39.0 million of price increases put in place throughout 2021 and early 2022 which began being realized at end of the six months ended June 30, 2021. The acquisition of BasX in December 2021 added $45.5 million to net sales for the six months ended June 30, 2022.

During the six months ended June 30, 2021, several production days were lost due to planned maintenance and due to impacts of bad weather at both AAON Oklahoma and AAON Coil Products, resulting in lower volumes. Additionally, the expansion at our Longview facility was completed and production began during the first quarter of 2021.

As shown in the table below, we've experienced increases in the cost of our raw materials. We implemented multiple price increases during 2021 and 2022 to counteract the increased cost of material; however, it has taken longer than expected for our price increases to roll out of the backlog into production causing erosion of our gross profit. As already mentioned, we also have put multiple wage increases in place in late 2021 and early 2022 that have increased our labor costs. Additionally, during the first quarter of 2022, a review of the Company’s useful lives for certain sheet metal manufacturing equipment at AAON Coil Products resulted in a change in estimate (Note 1) that increased the useful lives from between ten and twelve years to fifteen years. The change was made prospectively and resulted in a decrease to depreciation expense within cost of sales on our consolidated statements of income of $1.8 million during the three months ended March 31, 2022.

Raw Material Costs

Twelve-month average raw material cost per pound as of June 30:

	2022	2021	% Change

Copper	$5.35	$4.02	33.1%
Galvanized steel	$1.03	$0.76	35.5%
Stainless steel	$2.47	$1.46	69.2%
Aluminum	$2.14	$1.98	8.1%

Selling, General and Administrative Expenses

	Six Months Ended		Percent of Sales
	June 30, 2022	June 30, 2021
			2022	2021
	(in thousands)
Warranty	$3,510	$3,495	0.9%	1.3%
Profit sharing	4,815	5,051	1.2%	1.9%
Salaries & benefits	19,775	11,059	5.0%	4.3%
Stock compensation	3,683	2,659	0.9%	1.0%
Advertising	1,631	467	0.4%	0.2%
Depreciation & amortization	3,753	1,334	1.0%	0.5%
Insurance	1,575	1,461	0.4%	0.6%
Professional fees	2,382	1,407	0.6%	0.5%
Subscriptions as a service	1,773	1,093	0.5%	0.4%
Other	7,092	3,565	1.8%	1.4%
Total SG&A	$49,989	$31,591	12.8%	12.2%

Excluding salaries and benefits at BasX of $5.7 million, salaries and benefits increased $3.0 million due to pay increases that went into effect during the third and fourth quarters of 2021 and the first quarter of 2022. Advertising increased $1.1 million due various sponsorships and customer promotions, which were still mostly on hold during early 2021 due to COVID-19 restrictions. Depreciation and amortization expense at BasX was $2.0 million, accounting for the majority of the change from period to period. Professional fees increased mostly due to continued transaction costs and audit fees. Excluding $2.0 million of Other SG&A at BasX, Other SG&A increased $1.5 million attributable mostly to consulting services and increased travel expenses due to decreased COVID-19 restrictions.

Income Taxes

	Six Months Ended		Effective Tax Rate
	June 30, 2022	June 30, 2021
			2022	2021
	(in thousands)
Income tax provision	$8,959	$6,737	20.9%	15.4%

The Company’s estimated annual 2022 effective tax rate, excluding discrete events, is expected to be approximately 25%. During the six months ended June 30, 2022, the Company recorded an excess tax benefit of $0.7 million as compared to $3.4 million during the same period in 2021, a decrease of 78.8%. The decrease was primarily due to timing of stock awards as a result of our high stock price during the six months ended June 30, 2021.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash increased $14.8 million from December 31, 2021 to June 30, 2022 and totaled $17.6 million at June 30, 2022.

Revolving Line of Credit - Our revolving credit facility ("Revolver"), as amended and restated, provides for maximum borrowings of $200.0 million. As of June 30, 2022 and December 31, 2021, we had $106.2 million and $40.0 million, respectively, outstanding under the Revolver. We had one standby letter of credit totaling $0.8 million as of June 30, 2022. At June 30, 2022, we have $92.9 million of borrowings available under the Revolver. The Revolver expires May 27, 2027.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on our the Revolver was 1.9% and 1.7% for the three and six months ended June 30, 2022. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three and six months ended June 30, 2022.

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

At June 30, 2022, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At June 30, 2022, our leverage ratio was 1.06 to 1.0, which meets the requirement of not being above 3 to 1.

As of August 4, 2022, we had $102.5 million of outstanding borrowings under our Revolver.

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

The Company also had a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan were entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. No additional shares have been purchased by the Company under this arrangement since June 2022.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2022			June 30, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	—	$—	$—
401(k)	103,936	5,913	56.89	148,317	10,271	69.25
Directors and employees	16,183	953	58.89	21,706	1,532	70.58
Total	120,119	$6,866	$57.16	170,023	$11,803	$69.42

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	June 30, 2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,205,255	$74,793	$17.79
401(k)	8,308,368	171,789	20.68
Directors and employees	2,043,910	23,294	11.40
Total	14,557,533	$269,876	$18.54

Dividends - At the discretion of the Board, we pay semi-annual cash dividends. Board approval is required to determine the date of declaration and amount for each semi-annual dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 17, 2021	June 3, 2021	July 1, 2021	$0.19
November 9, 2021	November 26, 2021	December 17, 2021	$0.19
May 18, 2022	June 3, 2022	July 1, 2022	$0.19

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations in 2022 and the foreseeable future.

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2022 and 2021. For additional details, see the consolidated financial statements.

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Operating Activities
Net Income	$34,005	$36,991
Income statement adjustments, net	23,560	23,758
Changes in assets and liabilities:
Accounts receivable	(53,736)	(5,936)
Income taxes	(1,895)	1,248
Inventories	(33,879)	(5,472)
Contract assets	(2,820)	—
Prepaid expenses and other long-term assets	(3,066)	799
Accounts payable	6,490	10,650
Contract liabilities	22,217	—
Deferred revenue	421	574
Accrued liabilities & other long-term assets	7,123	300
Net cash (used in) provided by operating activities	(1,580)	62,912
Investing Activities
Capital expenditures	(27,227)	(33,157)
Cash paid for building (see Note 3)	(22,000)	—
Cash paid in business combination, net of cash acquired	(249)	—
Other	39	31
Net cash used in investing activities	(49,437)	(33,126)
Financing Activities
Borrowings under revolving credit facility	94,900	—
Payments under revolving credit facility	(28,651)	—
Principal payments on financing lease	(28)	—
Stock options exercised	6,385	11,848
Repurchase of stock	(5,912)	(10,271)
Employee taxes paid by withholding shares	(954)	(1,532)
Net cash provided by financing activities	$65,740	$45

Cash Flows Provided by Operating Activities

The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments.

The decrease in cash flows from receivables was a result of increased sales, both as a result of 2021 and 2022 price increases realized during the period and volumes, in the six months ended June 30, 2022 that have not been collected. The Company has also increased the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations. Payment terms for BasX jobs typically require upfront cash to fund the job resulting in cash inflows related to our contract liabilities.

Cash Flows Used in Investing Activities

The capital expenditures for the six months ended June 30, 2022 relate to our continued investment in our production capabilities. The cash paid for building during the six months ended June 30, 2022 related to the purchase of the BasX office and manufacturing facility related to the December 2021 acquisition (see Note 3). The capital expenditures for the six months ended June 30, 2021 related to the completion of the expansion at our Longview, Texas facility, which became operational during early 2021. The capital expenditure program for 2022 is estimated to be approximately $73.3 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows Used in Financing Activities

Cash flows from financing activities is historically affected by the timing of stock options exercised by our employees and repurchases of the Company's stock. However, for the six months ended June 30, 2022 the increase in cash from financing activities is primarily related to borrowings under our revolving credit facility to manage our working capital needs, especially strategic purchases of inventory to avoid future supply chain delays, and the funding for the purchase of the BasX building in the second quarter. Stock options exercised decreased due to the decrease in the number of employee options exercised and decrease in our average stock price during the six months ended June 30, 2022 compared to the six months ended six months ended June 30, 2021.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase obligations as of June 30, 2022 except as described below.

On April 27, 2022, the Company entered into a purchase sales agreement with a third party manufacturer to purchase the intellectual property rights to design and manufacture fan wheels for the purchase price of approximately $6.5 million. The purchase price will be paid in three installments over the next 18 months. As of August 4, 2022 we have paid approximately $1.0 million related to this agreement.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2022.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

The Company may repurchase AAON, Inc. stock on the open market from time to time, up to a total of 5.7 million shares. From inception through June 30, 2022, we have repurchased a total of approximately 4.2 million shares (at current market prices) under the various open market stock buyback programs for an aggregate price of $74.8 million, or an average price of $17.79 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through June 30, 2022, we repurchased approximately 8.3 million shares (at current market prices) for an aggregate price of $171.8 million, or an average price of $20.68 per share. The 401(k) stock repurchase arrangement was discontinued in June 2022.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices. From inception through June 30, 2022, we repurchased approximately 2.0 million shares (at current market prices) for an aggregate price of $23.3 million, or an average price of $11.40 per share.

Repurchases during the second quarter of 2022 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2022	16,124	$52.39	16,124	—
May 2022	16,236	51.83	16,236	—
June 2022	20,095	54.69	20,095	—
Total	52,455	$53.10	52,455	—

Under the membership interest purchase agreement ("MIPA Agreement") entered into for the acquisition of BasX, LLC ("BasX," Note 3), we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BasX, which is payable in approximately 1,037,000 shares of the Company's stock, par value $0.004 per share. Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BasX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. As of June 30, 2022, 486,268 shares related to the year ended 2021 earn-out milestone had been issued to the former owners of BasX as part of a private placement exempt from registration with the SEC under Rule 506(b). No additional shares have been issued as of August 4, 2022.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) our Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; (iii) our Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: August 08, 2022	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: August 08, 2022	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer