Form 10-Q
period 2022-09-30
AAON, INC.
filed 2022-11-07
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

As of November 3, 2022, registrant had outstanding a total of 53,199,537 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2022	December 31, 2021
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$10,738	$2,859
Restricted cash	530	628
Accounts receivable, net of allowance for credit losses of $682 and $549, respectively	134,073	70,780
Income tax receivable	1,941	5,723
Inventories, net	176,888	130,270
Contract assets	9,592	5,749
Prepaid expenses and other	2,302	2,071
Total current assets	336,064	218,080
Property, plant and equipment:
Land	8,537	5,016
Buildings	166,193	135,861
Machinery and equipment	336,123	318,259
Furniture and fixtures	27,814	23,072
Total property, plant and equipment	538,667	482,208
Less: Accumulated depreciation	242,213	224,146
Property, plant and equipment, net	296,454	258,062
Intangible assets, net	65,507	70,121
Goodwill	81,892	85,727
Right of use assets	1,684	16,974
Other long-term assets	4,242	1,216
Total assets	$785,843	$650,180

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,613	$29,020
Accrued liabilities	61,780	50,206
Contract liabilities	31,791	7,542
Total current liabilities	142,184	86,768
Revolving credit facility, long-term	76,291	40,000
Deferred tax liabilities	31,430	31,993
Other long-term liabilities	5,642	18,843
New market tax credit obligation (a)	6,438	6,406
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 53,214,971 and 52,527,985 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	213	210
Additional paid-in capital	87,949	81,654
Retained earnings	435,696	384,306
Total stockholders' equity	523,858	466,170
Total liabilities and stockholders' equity	$785,843	$650,180
(a) Held by variable interest entities (Note 17)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Net sales	$242,605	$138,571	$634,190	$398,235
Cost of sales	177,014	102,552	475,159	286,952
Gross profit	65,591	36,019	159,031	111,283
Selling, general and administrative expenses	28,891	15,897	78,880	47,488
Gain on disposal of assets	—	(15)	(12)	(15)
Income from operations	36,700	20,137	80,163	63,810
Interest expense, net	(954)	(10)	(1,694)	(11)
Other income (expense), net	54	(19)	295	37
Income before taxes	35,800	20,108	78,764	63,836
Income tax provision	8,327	4,527	17,286	11,264
Net income	$27,473	$15,581	$61,478	$52,572
Earnings per share:
Basic	$0.52	$0.30	$1.16	$1.00
Diluted	$0.51	$0.29	$1.14	$0.98
Cash dividends declared per common share:	$—	$—	$0.19	$0.19
Weighted average shares outstanding:
Basic	53,185,324	52,420,711	53,029,284	52,392,300
Diluted	53,958,715	53,546,513	53,921,865	53,664,997

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2021	52,528	$210	$81,654	$384,306	$466,170
Net income	—	—	—	61,478	61,478
Stock options exercised, restricted stock awards	843	3	10,987	—	10,990
granted, and contingent shares issued (Note 16)
Share-based compensation	—	—	10,229	—	10,229
Stock repurchased and retired	(156)	—	(8,921)	—	(8,921)
Contingent consideration (Note 3)	—	—	(6,000)	—	(6,000)
Dividends net of refunds for cancelled cash dividends	—	—	—	(10,088)	(10,088)
Balances at September 30, 2022	53,215	$213	$87,949	$435,696	$523,858

	Three Months Ended September 30, 2022
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2022	53,127	$213	$82,078	$408,215	$490,506
Net income	—	—	—	27,473	27,473
Stock options exercised and restricted	124	—	4,605	—	4,605
stock awards granted
Share-based compensation	—	—	3,321	—	3,321
Stock repurchased and retired	(36)	—	(2,055)	—	(2,055)
Dividends net of refunds for cancelled cash dividends	—	—	—	8	8
Balances at September 30, 2022	53,215	$213	$87,949	$435,696	$523,858

	Nine Months Ended September 30, 2021
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2020	52,225	$209	$5,161	$345,495	350,865
Net income	—	—	—	52,572	52,572
Stock options exercised and restricted	438	2	14,571	—	14,573
stock awards granted
Share-based compensation	—	—	8,784	—	8,784
Stock repurchased and retired	(243)	(1)	(16,550)	—	(16,551)
Dividends net of refunds for cancelled cash dividends	—	—	—	(9,964)	(9,964)
Balances at September 30, 2021	52,420	$210	$11,966	$388,103	$400,279

	Three Months Ended September 30, 2021
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2021	52,416	$210	$10,998	$372,518	$383,726
Net income	—	—	—	15,581	15,581
Stock options exercised and restricted	77	—	2,725	—	2,725
stock awards granted
Share-based compensation	—	—	2,991	—	2,991
Stock repurchased and retired	(73)	—	(4,748)	—	(4,748)
Dividends net of refunds for cancelled cash dividends	—	—	—	4	4
Balances at September 30, 2021	52,420	$210	$11,966	$388,103	$400,279
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Operating Activities	(in thousands)
Net income	$61,478	$52,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,624	22,532
Amortization of debt issuance cost	32	31
Amortization of right of use assets	191	—
Provision for credit losses on accounts receivable, net of adjustments	300	—
Provision for excess and obsolete inventories	1,380	378
Share-based compensation	10,229	8,784
Gain on disposition of assets	(12)	(15)
Foreign currency transaction loss (gain)	42	(1)
Interest income on note receivable	(17)	(19)
Deferred income taxes	(563)	2,766
Changes in assets and liabilities:
Accounts receivable	(63,593)	(11,369)
Income tax receivable	3,782	2,588
Inventories	(47,998)	(22,712)
Contract assets	(3,843)	—
Prepaid expenses and other long-term assets	(70)	937
Accounts payable	18,616	16,390
Contract liabilities	24,249	—
Deferred revenue	730	316
Accrued liabilities and other long-term liabilities	12,857	1,525
Net cash provided by operating activities	43,414	74,703
Investing Activities
Capital expenditures	(41,586)	(42,636)
Cash paid for building (see Note 3)	(22,000)	—
Cash paid in business combination, net of cash acquired	(249)	—
Proceeds from sale of property, plant and equipment	12	19
Principal payments from note receivable	41	41
Net cash used in investing activities	(63,782)	(42,576)
Financing Activities
Borrowings under revolving credit facility	151,103	—
Payments under revolving credit facility	(114,812)	—
Principal payments on financing lease	(115)	—
Stock options exercised	10,990	14,573
Repurchase of stock	(7,943)	(15,014)
Employee taxes paid by withholding shares	(978)	(1,537)
Cash dividends paid to stockholders	(10,096)	(9,964)
Net cash provided by (used in) financing activities	28,149	(11,942)
Net increase in cash, cash equivalents and restricted cash	7,781	20,185
Cash, cash equivalents and restricted cash, beginning of period	3,487	82,288
Cash, cash equivalents and restricted cash, end of period	$11,268	$102,473

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis. The most significant estimates include, but are not limited to, inventory reserves, warranty accrual, workers' compensation accrual, medical insurance accrual, income taxes, useful lives of property, plant, and equipment, estimated future use of leased property, share-based compensation, revenue percentage of completion and estimated costs to complete. Actual results could differ materially from those estimates.

Change in Estimate

During the first quarter of 2022, a review of the Company’s useful lives for certain sheet metal manufacturing equipment at our Longview, Texas location resulted in a change in estimate that increased the useful lives from between ten and twelve years to fifteen years. This determination was based on recent and estimated future production levels as well as management’s knowledge of the equipment and historical and future use of the equipment. The change in estimate was made prospectively and resulted in a decrease to depreciation expense within cost of sales on our consolidated statements of income of $1.8 million during the nine months ended September 30, 2022.

Impact of COVID-19 Pandemic

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business.

We had continuous operations during the nine months ended September 30, 2022. Although future disruptions and costs are expected to be temporary, there is significant uncertainty around the duration and overall impact to our business operations. We are continually monitoring the progression of the pandemic, including new COVID-19 variants, and its potential effect on our financial position, results of operations and cash flows.

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

WH Series and WV Series Water Source Heat Pump Units

As part of the normal course of business, management is continually monitoring the profitability of the Company's various product lines. During the third quarter of 2022, management made the decision to no longer produce our small packaged geothermal/water-source heat pump units consisting of the WH Series horizontal configuration and WV Series vertical configuration, from one-half to 12 1/2 tons ("WH/WV"). These WH/WV units are produced solely out of the AAON Oklahoma facility. Production of the remaining WH/WV backlog is expected to continue through the first quarter of 2023.

A majority of the long-lived assets used in the production of the WH/WV units will be immediately reallocated to other product production, providing us additional manufacturing capacity with minimal costs. The workforce from the WH/WV production line will also be reallocated to other product production lines. Management has identified some related components and parts that cannot be used in other products or sold through our parts business; therefore, we have increased our provision for excess and obsolete inventory (Note 6), within cost of sales on our consolidated statements of income, by approximately $1.0 million during the three and nine months ended September 30, 2022.

Management does not believe this decision will have a significant future impact on the AAON Oklahoma reportable segment or the Company's overall operations, financial results and cash flows.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. At September 30, 2022 $50.3 million of goodwill is deductible for income tax purposes. Our indefinite-lived intangible assets consist of trademark and trade names. Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

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

2.  Revenue Recognition

The following tables show disaggregated net sales by reportable segment (Note 20) by major source, net of intercompany sales eliminations.

	Three Months Ended September 30, 2022
	AAON Oklahoma	AAON Coil Products	BasX	Total
	(in thousands)
Rooftop Units	$154,171	$—	$—	$154,171
Condensing Units	—	12,720	—	12,720
Air Handlers	—	14,380	2,211	16,591
Outdoor Mechanical Rooms	58	118	—	176
Cleanroom Systems	—	—	15,283	15,283
Data Center Cooling Solutions	—	—	14,884	14,884
Water-Source Heat Pumps	3,236	2,445	—	5,681
Part Sales	15,724	—	176	15,900
Other[2]	5,980	841	378	7,199
	$179,169	$30,504	$32,932	$242,605

	Three Months Ended September 30, 2021
	AAON Oklahoma	AAON Coil Products	BasX[1]	Total
	(in thousands)
Rooftop Units	$103,900	$—	$—	$103,900
Condensing Units	120	6,677	—	6,797
Air Handlers	—	6,279	—	6,279
Outdoor Mechanical Rooms	179	29	—	208
Water-Source Heat Pumps	2,536	2,679	—	5,215
Part Sales	12,102	—	—	12,102
Other[2]	3,299	771	—	4,070
	$122,136	$16,435	$—	$138,571

	Nine Months Ended September 30, 2022
	AAON Oklahoma	AAON Coil Products	BasX	Total
	(in thousands)
Rooftop Units	$414,493	$—	$—	$414,493
Condensing Units	242	33,645	—	33,887
Air Handlers	—	35,358	6,495	41,853
Outdoor Mechanical Rooms	612	488	—	1,100
Cleanroom Systems	—	—	31,568	31,568
Data Center Cooling Solutions	—	—	38,589	38,589
Water-Source Heat Pumps	8,098	6,596	—	14,694
Part Sales	39,797	—	507	40,304
Other[2]	13,275	3,106	1,321	17,702
	$476,517	$79,193	$78,480	$634,190

	Nine Months Ended September 30, 2021
	AAON Oklahoma	AAON Coil Products	BasX[1]	Total
	(in thousands)
Rooftop Units	$298,695	$—	$—	$298,695
Condensing Units	762	19,868	—	20,630
Air Handlers	—	19,958	—	19,958
Outdoor Mechanical Rooms	820	363	—	1,183
Water-Source Heat Pumps	8,993	7,312	—	16,305
Part Sales	30,325	—	—	30,325
Other[2]	8,783	2,356	—	11,139
	$348,378	$49,857	$—	$398,235

[1] BasX was acquired by the Company on December 10, 2021. As the BasX segment was not applicable for the three and nine months ended September 30, 2021, it has been excluded from the tables for those periods.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $10.8 million and $9.5 million for the three months ended September 30, 2022 and 2021, respectively. The amount of payments to our Representatives were $28.7 million and $34.5 million for the nine months ended September 30, 2022 and 2021, respectively.

3. Business Combination

On November 18, 2021, the Company entered into a membership interest purchase agreement (the “MIPA Agreement”) to acquire all of the issued and outstanding equity ownership of BasX, LLC, an Oregon limited liability company, doing business as BasX Solutions. We closed this transaction on December 10, 2021 for a purchase price of (i) $100.0 million payable in cash (not including working capital adjustments), and (ii) up to $80.0 million in the aggregate of contingent consideration payable in shares of the Company's common stock, par value $0.004 per share (the "Shares").

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

The following table presents the final allocation of the consideration paid to the assets acquired and liabilities assumed in the acquisition of BasX described above, which was still preliminary at December 31, 2021. The revisions indicated below were recorded during the first quarter of 2022. The revisions were the results of updates to our preliminary estimates and third party valuation models. The impact of such revisions on net income were not significant.

	Final Allocation	Estimated Allocation as of December 31, 2021	Revisions
		(in thousands)
Accounts receivable	$13,699	$13,699	$—
Inventories	2,725	2,725	—
Contract assets	7,635	7,635	—
Prepaid expenses and other	341	341	—
Property, plant and equipment	13,169	13,169	—
Right of use assets	15,611	15,611	—
Intangible assets	68,413	70,329	(1,916)
Goodwill	78,663	82,498	(3,835)
Accounts payable	(9,388)	(9,388)	—
Accrued liabilities	(3,807)	(3,807)	—
Contract liabilities	(7,771)	(7,771)	—
Lease liabilities	(15,611)	(15,611)	—
Contingent Consideration - shares of AAON, Inc.	(60,000)	(66,000)	6,000
Consideration paid	$103,679	$103,430	$249

The Company recognized the following definite and indefinite-lived intangible assets as part of the acquisition of BasX:

	Final Allocation	Estimated Allocation as of December 31, 2021	Revisions
		(in thousands)
Definite-lived intangible assets
Intellectual property	$6,295	$6,479	$(184)
Customer relationships	47,547	48,684	(1,137)
	53,842	55,163	(1,321)

Indefinite-lived intangible assets
Trademarks	14,571	15,166	(595)
Total intangible assets acquired	$68,413	$70,329	$(1,916)

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

Pro Forma Results of Operations (unaudited)

The operations of BasX have been included in our statements of income since the closing date on December 10, 2021. The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2021 are presented as if the combination had been made on January 1, 2021.

	(unaudited)
	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
	(in thousands, except per share data)
Revenues	$159,636	$452,635
Net income	$17,257	$55,751
Earnings per share:
Basic	$0.33	$1.06
Dilutive	$0.32	$1.04

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

4. Leases

The following table presents the balances by lease type:

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Operating Leases
Right of use assets	Right of use assets	$1,684	$16,974
Current lease liability	Accrued liabilities	$522	$1,580
Noncurrent lease liability	Other long-term liabilities	$1,153	$15,467

Since 2018, we lease our manufacturing and office space used by our operations in Parkville, Missouri, which is classified as an operating lease.

During the acquisition of BasX on December 10, 2021 (Note 3), we acquired various leases for plant/office space and equipment, which are classified as operating leases. Through May 2022, BasX's manufacturing and office facility in Redmond, Oregon was leased from a related party (Note 19). As as result of the purchase of the manufacturing and office facility on May 31, 2022 the lease was terminated.

On June 1, 2022, the Company entered into a lease agreement for land and facilities in Tulsa, Oklahoma to support our manufacturing operations. During the second quarter of 2022, this lease was classified as a finance lease as the Company had the option to and was reasonably certain to purchase the underlying assets in 2023. However, during the third quarter of 2022, it was determined that the Company would no longer purchase the land or facility and terminate the lease due to unforeseen facility structural issues. As we currently expect to vacate this property in the next several months and terminate this lease we have reassessed our lease estimate and classified the remaining expected term of the lease as an operating lease. We do not expect the vacating of the leased property to have a significant effect on the Company's overall operations, financial results and cash flows.

Subsequent to September 30, 2022, we amended our Parkville, Missouri lease to expand our manufacturing and office space from 51,000 square feet to 86,000 square feet. The amended lease will provide for approximately 31,000 square feet of additional manufacturing and engineering space and for approximately 4,000 square feet of additional office space. The amended lease extends the lease term through December 31, 2032.

5.  Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Accounts receivable	$134,755	$71,329
Less: Allowance for credit losses	(682)	(549)
Total, net	$134,073	$70,780

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$563	$518	$549	$506
Provisions for (recoveries of) expected credit	119	(12)	300	—
losses, net of adjustments
Accounts receivable written off, net of recoveries	—	(29)	(167)	(29)
Balance, end of period	$682	$477	$682	$477

6.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$171,230	$124,480
Work in process	2,739	3,049
Finished goods	5,984	4,528
Total, gross	179,953	132,057
Less: Allowance for excess and obsolete inventories	(3,065)	(1,787)
Total, net	$176,888	$130,270

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,871	$2,726	$1,787	$3,261
Provision for (recovery of) excess and	1,232	86	1,380	378
obsolete inventories
Inventories written off	(38)	(520)	(102)	(1,347)
Balance, end of period	$3,065	$2,292	$3,065	$2,292

During the third quarter of 2022, management made the decision to no longer produce our small packaged geothermal/water-source heat pump units consisting of the WH Series horizontal configuration and WV Series vertical configuration (see Note 1). Management has identified some related components and parts that cannot be used in other production or sold through our parts business; therefore, we have increased our provision for excess and obsolete inventory, within cost of sales on our consolidated statements of income, by approximately $1.0 million during the three and nine months ended September 30, 2022.

7.  Intangible assets

Our intangible assets consist of the following:

	September 30, 2022	December 31, 2021
Definite-lived intangible assets	(in thousands)
Intellectual property	$6,295	$6,479
Customer relationships	47,547	48,684
Less: Accumulated amortization	(2,906)	(208)
Total, net	50,936	54,955

Indefinite-lived intangible assets
Trademarks	14,571	15,166
Total intangible assets, net	$65,507	$70,121

Amortization expense recorded in cost of sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Amortization expense	$902	$—	$2,698	$38

Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be $3.6 million for each of the years ending 2022 through 2026.

8.  Supplemental Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Supplemental disclosures:	(in thousands)
Interest paid	$974	$—	$1,507	$—
Income taxes paid	$3,086	$3,167	$14,067	$5,909
Non-cash investing and financing activities:
Non-cash capital expenditures	$306	$(1,052)	$985	$(2,897)

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

Changes in the warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Warranty accrual:	(in thousands)
Balance, beginning of period	$14,381	$14,008	$13,769	$13,522
Payments made	(2,196)	(1,825)	(5,094)	(4,834)
Provisions	3,046	1,272	6,556	4,767
Balance, end of period	$15,231	$13,455	$15,231	$13,455

Warranty expense:	$3,046	$1,272	$6,556	$4,767

10.  Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities were comprised of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Warranty	$15,231	$13,769
Due to representatives	14,272	7,995
Payroll	10,599	8,423
Profit sharing	4,136	1,489
Workers' compensation	282	308
Medical self-insurance	1,362	1,943
Customer prepayments	3,029	5,931
Donations	200	438
Employee vacation time	5,810	4,362
Lease liability, short-term	522	1,580
Property taxes	2,221	1,787
Extended warranties, short-term	1,345	1,532
Other	2,771	649
Total	$61,780	$50,206

Other long-term liabilities were comprised of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Long-term operating lease obligation	$1,153	$15,467
Extended warranties	3,940	3,042
Long-term donations and other	549	334
Total	$5,642	$18,843

11.  Revolving Credit Facility

On May 27, 2022, we amended our $100.0 million Amended and Restated Loan Agreement dated November 24, 2021 (“Revolver”), to provide for maximum borrowings of $200.0 million. As of September 30, 2022 and December 31, 2021, we had $76.3 million and $40.0 million outstanding under the Revolver, respectively. We have one standby letter of credit totaling $0.8 million as of September 30, 2022. Borrowings available under the Revolver at September 30, 2022 were $122.9 million.  The Revolver expires on May 27, 2027.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on our the Revolver was 3.5% and 2.5% for the three and nine months ended September 30, 2022, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three and nine months ended September 30, 2022.

If SOFR cannot be determined pursuant to the definition, as defined by the Revolver agreement, any outstanding affected loans will be deemed to have been converted into alternative base rate ("ABR") loans. ABR loans would bear interest at a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, or (c) daily simple SOFR for a one-month tenor in effect on such day plus 1.00%.

At September 30, 2022, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At September 30, 2022, our leverage ratio was 0.65 to 1.0, which meets the requirement of not being above 3 to 1.

12.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Current	$8,763	$4,508	$17,849	$8,498
Deferred	(436)	19	(563)	2,766
Income tax provision	$8,327	$4,527	$17,286	$11,264

The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	5.0	3.4	4.7	3.0
Excess tax benefits	(1.5)	(2.2)	(1.6)	(6.0)
Return to provision adjustments	(0.4)	0.6	(0.5)	—
Other	(0.8)	(0.3)	(1.7)	(0.4)
Effective tax rate	23.3%	22.5%	21.9%	17.6%

On May 21, 2021, the State of Oklahoma enacted House Bill 2960, effectively reducing the corporate income tax rate in Oklahoma from 6% to 4%. This resulted in an overall reduction of our effective state income tax rate for the three and nine months ended September 30, 2021, net of Federal benefit.

During the nine months ended September 30, 2022, the Company recorded an excess tax benefit of $1.3 million as compared to $3.8 million during the same period in 2021, a decrease of 67%. The decrease was primarily due to timing of stock option exercises as a result of our high stock price during the nine months ended September 30, 2021.

We earn investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As of September 30, 2022, we have investment tax credit carryforwards of approximately $4.4 million. These credits have estimated expirations from the year 2038 through 2042.

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

Options

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2022 and 2021 using a Black Scholes-Merton Model:

	Nine months ended
	September 30, 2022	September 30, 2021
Directors and SLT[1]:
Expected dividend rate	$0.38	$0.38
Expected volatility	36.00%	35.78%
Risk-free interest rate	2.21%	0.51%
Expected life (in years)	4.0	4.0
Employees:
Expected dividend rate	$0.38	$0.38
Expected volatility	37.38%	38.69%
Risk-free interest rate	2.20%	0.30%
Expected life (in years)	3.0	3.0
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

The following is a summary of stock options vested and exercisable as of September 30, 2022:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$9.79	-	$41.37	1,233,000	5.29	$36.72	$21,160
$42.42	-	$54.20	309,531	6.88	44.68	2,848
$54.29	-	$79.81	118,916	7.96	72.20	—
		Total	1,661,447	5.78	$40.74	$24,008

The following is a summary of stock options vested and exercisable as of September 30, 2021:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$8.17	-	$40.87	593,901	4.88	$30.33	$20,790
$41.37	-	$41.37	415,541	6.72	41.37	9,961
$42.42	-	$73.36	139,605	8.36	45.08	2,828
		Total	1,149,047	5.97	$36.12	$33,579

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	3,365,469	$42.88
Granted	434,941	54.47
Exercised	(305,180)	36.00
Forfeited or Expired	(145,856)	49.45
Outstanding at September 30, 2022	3,349,374	$44.73
Exercisable at September 30, 2022	1,661,447	$40.74

The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2022 is $14.9 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $6.7 million and $15.1 million, respectively. The cash received from options exercised during the nine months ended September 30, 2022 and 2021 was $11.0 million and $14.6 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At September 30, 2022, unrecognized compensation cost related to unvested restricted stock awards was approximately $4.9 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	161,225	$46.08
Granted	62,356	53.22
Vested	(69,341)	44.89
Forfeited	(10,811)	47.51
Unvested at September 30, 2022	143,429	$49.65

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

The total pre-tax compensation cost related to unvested PSUs not yet recognized as of September 30, 2022 is $2.2 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the nine months ended September 30, 2022 and 2021 using a Monte Carlo Model:

	Nine months ended
	September 30, 2022	September 30, 2021

Expected dividend rate	$0.38	$0.38
Expected volatility	37.60%	39.10%
Risk-free interest rate	2.00%	0.28%
Expected life (in years)	2.8	2.6

The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	16,851	$87.78
Granted	48,946	44.74
Vested	—	—
Forfeited	(5,031)	62.14
Unvested at September 30, 2022	60,766	$55.23

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

The total pre-tax compensation cost related to unvested Key Employee Awards not yet recognized as of September 30, 2022 is $1.3 million and is expected to be recognized over a weighted average period of approximately 1.3 years.

A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	26,599	$80.18
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2022	26,599	$80.18

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Grant date fair value of awards during the period:	(in thousands)
Options	$480	$152	$5,979	$6,870
PSUs	109	32	2,190	1,622
Restricted stock	164	80	3,319	2,253
Total	$753	$264	$11,488	$10,745

Share-based compensation expense:
Options	$2,104	$2,167	$6,483	$6,594
PSUs	188	166	665	355
Restricted stock	768	658	2,290	1,835
Key employee awards	261	—	791	—
Total	$3,321	$2,991	$10,229	$8,784

Income tax benefit/(deficiency) related to share-based compensation:
Options	$531	$440	$1,022	$3,010
Restricted stock	3	1	231	820
Total	$534	$441	$1,253	$3,830

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

14. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is at or above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the nine months ended September 30, 2022 and 2021.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$4,189	$2,526	$10,768	$6,924

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

BasX has a separate employee incentive program (EIP) under which 5% of BasX's pre-tax profit, plus certain add backs, is paid ratably to eligible employees based on days-of-pay during the fiscal year. Eligible employees are regular full-time and part-time employees who have worked during the year and are still employed when the EIP payment is made following the end of the fiscal year, excluding members of BasX's senior leadership team and any employee paid commissions or royalties.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Profit sharing bonus plan and employee incentive plan expense	$4,137	$2,358	$8,952	$7,409

Employee Medical Plan

At AAON Oklahoma and AAON Texas, we self-insure for our employees' health insurance, and make medical claim payments up to certain stop-loss amounts. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plans. In addition, the Company matches 175% of a participating AAON Oklahoma and AAON Texas employee's allowed contributions to a qualified health saving account to assist employees with health insurance plan deductibles.

BasX is insured for healthcare coverage through a third party. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plans. In addition, the Company contributes certain amounts for BasX's employees enrolled in a high deductible plan to a qualified health savings account to assist employees with health insurance plan deductibles.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Medical premium payments	$3,429	$2,342	$7,418	$6,188
Health saving account contributions	968	888	2,871	2,621

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:	(in thousands, except share and per share data)
Net income	$27,473	$15,581	$61,478	$52,572
Denominator:
Basic weighted average shares	53,185,324	52,420,711	53,029,284	52,392,300
Effect of dilutive shares related to stock based compensation[1]	773,391	1,125,802	757,210	1,272,697
Effect of dilutive shares related to contingent consideration[2]	—	—	135,371	—
Diluted weighted average shares	53,958,715	53,546,513	53,921,865	53,664,997
Earnings per share:
Basic	$0.52	$0.30	$1.16	$1.00
Dilutive	$0.51	$0.29	$1.14	$0.98
Anti-dilutive shares:
Shares	764,505	375,428	693,898	291,236
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 13)
[2] Dilutive shares related to contingent shares issued to the former owners of BasX (Note 3 & Note 16)

16. Stockholders’ Equity

Stock Repurchases

The Board has authorized three stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
May 16, 2018 [1]	$15 million	March 1, 2019
March 5, 2019 [1]	$20 million	March 4, 2020
March 13, 2020	$20 million	November 9, 2022
November 3, 2022	$50 million	** [2]
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

Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2022			September 30, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	35,479	$2,030	$57.22	—	$—	$—
401(k)	103,936	5,913	56.89	220,336	15,014	68.14
Directors and employees	16,593	978	58.94	21,779	1,537	70.57
Total	156,008	$8,921	$57.18	242,115	$16,551	$68.36

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	September 30, 2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,240,734	$76,823	$18.12
401(k)	8,308,368	171,789	20.68
Directors and employees	2,044,320	23,319	11.41
Total	14,593,422	$271,931	$18.63

Subsequent to September 30, 2022 and through November 3, 2022, the Company repurchased a total of 86,633 shares for $4.8 million through our open market repurchase program. As of November 3, 2022, the Company has approximately $8.2 million remaining for open market repurchases under our current stock repurchase program which expires on November 9, 2022. On November 3, 2022, the Board of Directors approved an updated stock repurchase plan with repurchases under the plan not to exceed $50 million. The current repurchase plan will expire at the Board of Directors discretion.

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

Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BasX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. Based on the final allocation of the consideration paid (Note 3), we estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of September 30, 2022, 486,268 shares related to the year ended 2021 earn-out milestone had been issued to the former owners of BasX as part of a private placement exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity. No additional shares have been issued as of November 3, 2022.

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

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2022 except as described below.

On April 27, 2022, the Company entered into a purchase and sale agreement with a third party manufacturer to purchase the intellectual property rights to design and manufacture fan wheels for the purchase price of approximately $6.5 million. The purchase price will be paid in three installments over the next 18 months. As of November 3, 2022 we have paid approximately $3.5 million related to this agreement, which is included in other long-term assets on the consolidated balance sheets.

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

The following is a summary of transactions and balance with affiliates:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Sales to affiliates	$450	$1,560	$3,529	$2,372
Payments to affiliates	30	23	1,033	153

			September 30, 2022	December 31, 2021
			(in thousands)
Due from affiliates			$702	$547
Due to affiliates			—	—

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

AAON Oklahoma: AAON Oklahoma designs, manufactures, sells and services standard, semi-custom and custom HVAC systems, designs and produces controls solutions for all of our HVAC units and sells retail parts to customers through our two retail part stores. Through the NAIC research and development laboratory facility, AAON Oklahoma is able test units under various environmental conditions. AAON Oklahoma includes the operations of both our Tulsa, Oklahoma and Parkville, Missouri facilities, our NAIC research and development laboratory facility and two retail parts locations.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Sales			(in thousands)
AAON Oklahoma
External sales	$179,169	$122,136	$476,517	$348,378
Inter-segment sales	998	817	2,157	2,026
AAON Coil Products
External sales	30,504	16,435	79,193	49,857
Inter-segment sales	8,037	5,508	24,047	16,979
BasX[1]
External sales	32,932	—	78,480	—
Inter-segment sales	61	—	61	—
Eliminations	(9,096)	(6,325)	(26,265)	(19,005)
Net sales	$242,605	$138,571	$634,190	$398,235

Gross Profit
AAON Oklahoma	$45,643	$31,730	$111,216	$99,725
AAON Coil Products	10,564	4,289	26,344	11,558
BasX[1]	9,384	—	21,471	—
Gross profit	$65,591	$36,019	$159,031	$111,283
[1] BasX was acquired on December 10, 2021.

	September 30, 2022	December 31, 2021
Long-lived assets	(in thousands)
AAON Oklahoma	$198,737	$183,840
AAON Coil Products	67,151	62,534
BasX	35,750	28,662
Total long-lived assets	$301,638	$275,036

Intangible assets and goodwill
AAON Oklahoma	$3,229	$3,229
AAON Coil Products	—	—
BasX	144,170	152,619
Total intangible assets and goodwill	$147,399	$155,848

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

Overview

We engineer, manufacture, market, and sell premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data center cooling solutions, cleanroom systems, chillers, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $18.0 million of our total net sales for the nine months ended September 30, 2022 and $11.0 million of our sales during the same period of 2021.

Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The uncertainty of the economy negatively impacted the commercial and industrial new construction markets in 2020 and the first half of 2021. Since August 2021, however, nonresidential construction has been recovering. In the third quarter of 2022, the market returned to pre-pandemic levels. Currently, architectural billings and nonresidential construction starts are at historically high levels, signaling the nonresidential construction market will continue to be strong over the next nine to 12 months. Furthermore, although some economic indicators are suggesting the general economy is slowing, the replacement market remains strong. Nevertheless, both the new construction and replacement markets are cyclical. If the domestic economy were to slow or enter a recession, this could result in a decrease in our sales volume and profitability. Sales in the commercial and industrial new construction markets generally lag the housing market, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, and other macroeconomic factors over which we have no control. Sales in the replacement markets are driven by various factors, including general economic growth, the Company’s new product introductions, fluctuations in the average age of existing equipment in the market, government regulations and stimulus, changes in market demand between more customized higher performing HVAC equipment and lower priced standard equipment, as well as many other factors. When new construction is down, we emphasize the replacement market. The demand for our products is influenced by national and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of six to 18 months. Housing starts, in turn, are affected by such factors as interest rates, the state of the economy, population growth, and the relative age of the population.

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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At September 30, 2022, the price (year to date average) for copper, galvanized steel, stainless steel and aluminum increased 16.6%, 36.6%, 91.0%, and 14.8%, respectively, as compared to the price (year to date average) at September 30, 2021.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable fixed price contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our fixed price contracts for use in our manufacturing operations.

We occasionally increase the price of our equipment to help offset any inflationary headwinds. In 2021, we implemented three price increases. In 2022, we implemented additional price increases effective January 1, 2022; March 29, 2022; June 1, 2022; July 1, 2022; August 1, 2022; and September 1, 2022.

Backlog

The following table shows our historical backlog levels:

September 30, 2022	December 31, 2021	September 30, 2021
(in thousands)
$514,735	$260,164	$181,813

The Company has increased our backlog both through the acquisition of BasX and organic growth. Excluding BasX's backlog at September 30, 2022, organic backlog increased 109.6% compared to September 30, 2021, due primarily to our favorable lead times.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net Sales	$242,605	$138,571	$634,190	$398,235
Cost of Sales	177,014	102,552	475,159	286,952
Gross Profit	65,591	36,019	159,031	111,283
Selling, general and administrative expenses	28,891	15,897	78,880	47,488
Gain on disposal of assets	—	(15)	(12)	(15)
Income from operations	$36,700	$20,137	$80,163	$63,810

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•We continue to have a record backlog. New bookings for BasX in the quarter were by far a record for the business as it benefited from a strong pipeline of projects in the data center and semiconductor markets. Revenue synergies from the BasX acquisition has also increased bookings for AAON Coil Products.

•Sales for the three and nine months ended September 30, 2022 grew due to organic growth, the addition of BasX revenues, and price increases realized during the periods.

•Our gross profit margin for the quarter increased 430 basis points since the quarter ended June 30, 2022 as a result of better pricing from the legacy business and increased production from BasX.

•Our cashflows from operations returned to normal levels experienced prior to the BasX acquisition, allowing us to make net payments of $30.0 million on our Revolver during the three months ended September 30, 2022.

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

Segment Operating Results for Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021

	Three Months Ended
	September 30, 2022	Percent of Sales[2]	September 30, 2021	Percent of Sales[2]	$ Change	% Change
	(in thousands)
Net Sales[3]
AAON Oklahoma	$179,169	73.9%	$122,136	88.1%	$57,033	46.7%
AAON Coil Products	30,504	12.6%	16,435	11.9%	14,069	85.6%
BasX[1]	32,932	13.6%	—	—	32,932	—
Net sales	$242,605		$138,571		$104,034	75.1%

Cost of Sales[3]
AAON Oklahoma	$133,526	74.5%	90,406	74.0%	$43,120	47.7%
AAON Coil Products	19,940	65.4%	12,146	73.9%	7,794	64.2%
BasX[1]	23,548	71.5%	—	—	23,548	—
Cost of sales	$177,014	73.0%	$102,552	74.0%	$74,462	72.6%

Gross Profit[3]
AAON Oklahoma	$45,643	25.5%	$31,730	26.0%	$13,913	43.8%
AAON Coil Products	10,564	34.6%	4,289	26.1%	6,275	146.3%
BasX[1]	9,384	28.5%	—	—	9,384	—
Gross profit	$65,591	27.0%	$36,019	26.0%	$29,572	82.1%
[1] BasX was acquired on December 10, 2021. We have included the results of BasX's operations in our consolidated financial statements for the three months ended September 30, 2022.
[2] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[3] Presented after intercompany eliminations.

Total net sales increased $104.0 million or 75.1%, with the addition of BasX sales contributing to 31.7% of our growth. Excluding BasX sales of $32.9 million, net sales grew through price increases of $33.9 million and organic volume, product mix and other of $37.2 million.

As shown in the table below, we've experienced year over year increases in the cost of several raw materials. We implemented multiple price increases during 2021 and 2022 to counteract the increased cost of material. Some of the 2022 price increases have yet to be realized. Additionally, in order to retain our existing employees, we put a cost of living increase of 3.5% in place in October 2021 for all employees below the Director level. In March 2022, we awarded annual merit raises for an overall 3.0% increase to wages.

We have seen continued improvement in our overall margin since the second quarter of 2022. The backlog for AAON Coil Products had better pricing which shows in their improved gross margin of 34.6% for the quarter as they are able to realize price increases faster than AAON Oklahoma. BasX has been able to reprice their backlog in order to maintain a healthy gross profit of 28.5% for the quarter. AAON Oklahoma continued to work through its remaining lower priced backlog at the beginning of the third quarter of 2022, increasing its gross profit margin from 20.2% in the second quarter of 2022 to 25.5% for the third quarter of 2022.

Raw Material Costs

Three-month average raw material cost per pound as of September 30:

	2022	2021	% Change

Copper	$5.83	$5.37	8.6%
Galvanized steel	$0.82	$0.97	(15.5)%
Stainless steel	$2.94	$1.99	47.7%
Aluminum	$2.55	$1.99	28.1%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	September 30, 2022	September 30, 2021
			2022	2021
	(in thousands)
Warranty	$3,046	$1,272	1.3%	0.9%
Profit sharing	3,744	2,358	1.5%	1.7%
Salaries & benefits	11,644	6,029	4.8%	4.4%
Stock compensation	1,537	1,418	0.6%	1.0%
Advertising	375	225	0.2%	0.2%
Depreciation & amortization	2,015	645	0.8%	0.5%
Insurance	902	733	0.4%	0.5%
Professional fees	1,304	851	0.5%	0.6%
Other	4,324	2,366	1.8%	1.7%
Total SG&A	$28,891	$15,897	11.9%	11.5%

Selling, general and administrative expenses at BasX for the three months ended September 30, 2022 totaled $6.4 million. Excluding salaries and benefits at BasX of $3.8 million, salaries and benefits increased $1.8 million due to pay increases that went into effect during the third and fourth quarters of 2021 and first quarter of 2022. Depreciation and amortization expense at BasX was $1.2 million, accounting for the majority of the change from period to period. Excluding $0.7 million of Other SG&A at BasX, Other SG&A increased $1.2 million attributable mostly to increased travel and meeting expenses due to lighter COVID-19 restrictions during 2022 and increased charitable contributions.

Income Taxes

	Three Months Ended		Effective Tax Rate
	September 30, 2022	September 30, 2021
			2022	2021
	(in thousands)
Income tax provision	$8,327	$4,527	23.3%	22.5%

The Company’s estimated annual 2022 effective tax rate, excluding discrete events, is expected to be approximately 25%. During the three months ended September 30, 2022, the Company recorded an excess tax benefit of $0.5 million as compared to $0.4 million during the same period in 2021.

Segment Operating Results for Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

	Nine Months Ended
	September 30, 2022	Percent of Sales[2]	September 30, 2021	Percent of Sales[2]	$ Change	% Change
	(in thousands)
Net Sales[3]
AAON Oklahoma	$476,517	75.1%	$348,378	87.5%	$128,139	36.8%
AAON Coil Products	79,193	12.5%	49,857	12.5%	29,336	58.8%
BasX[1]	78,480	12.4%	—	—	78,480	—
Net sales	$634,190		$398,235		$235,955	59.3%

Cost of Sales[3]
AAON Oklahoma	$365,301	76.7%	248,653	71.4%	$116,648	46.9%
AAON Coil Products	52,849	66.7%	38,299	76.8%	14,550	38.0%
BasX[1]	57,009	72.6%	—	—	57,009	—
Cost of sales	$475,159	74.9%	$286,952	72.1%	$188,207	65.6%

Gross Profit[3]
AAON Oklahoma	$111,216	23.3%	$99,725	28.6%	$11,491	11.5%
AAON Coil Products	26,344	33.3%	11,558	23.2%	14,786	127.9%
BasX[1]	21,471	27.4%	—	—	21,471	—
Gross profit	$159,031	25.1%	$111,283	27.9%	$47,748	42.9%
[1] BasX was acquired on December 10, 2021. We have included the results of BasX's operations in our consolidated financial statements for the nine months ended September 30, 2022.
[2] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[3] Presented after intercompany eliminations.

Total net sales increased $236.0 million or 59.3%, due in part to increased organic volumes, product mix and other of $84.6 million. AAON Coil Products saw a 52.7% increase in units sold, or approximately $16.1 million, during the nine months ended September 30, 2022 due to the increase in capacity with the completion of the new manufacturing building at our Longview, Texas facility in early 2021. The nine months ended September 30, 2022 also benefited from $72.9 million of price increases put in place throughout 2021 and early 2022 which began being realized at the end of the second quarter of 2022. The acquisition of BasX in December 2021 added $78.5 million to net sales for the nine months ended September 30, 2022.

As shown in the table below, we've experienced increases in the cost of our raw materials. We implemented multiple price increases during 2021 and 2022 to counteract the increased cost of material; however, it has taken longer than expected for our price increases to roll out of the backlog into production causing erosion of our gross profit during the nine months ended September 30, 2022, especially during the first two quarters of 2022. As already mentioned, we also have put multiple wage increases in place in late 2021 and early 2022 that have increased our labor costs. Additionally, during the first quarter of 2022, a review of the Company’s useful lives for certain sheet metal manufacturing equipment at AAON Coil Products resulted in a change in estimate (Note 1) that increased the useful lives from between ten and twelve years to fifteen years. The change was made prospectively and resulted in a decrease to depreciation expense within cost of sales on our consolidated statements of income of $1.8 million during the nine months ended September 30, 2022.

Raw Material Costs

Nine-month average raw material cost per pound as of September 30:

	2022	2021	% Change

Copper	$5.61	$4.81	16.6%
Galvanized steel	$0.97	$0.71	36.6%
Stainless steel	$3.17	$1.66	91.0%
Aluminum	$2.09	$1.82	14.8%

Selling, General and Administrative Expenses

	Nine Months Ended		Percent of Sales
	September 30, 2022	September 30, 2021
			2022	2021
	(in thousands)
Warranty	$6,556	$4,767	1.0%	1.2%
Profit sharing	8,559	7,409	1.3%	1.9%
Salaries & benefits	31,419	17,088	5.0%	4.3%
Stock compensation	5,220	4,077	0.8%	1.0%
Advertising	2,006	692	0.3%	0.2%
Depreciation & amortization	5,768	1,979	0.9%	0.5%
Insurance	2,477	2,194	0.4%	0.6%
Professional fees	3,686	2,258	0.6%	0.6%
Other	13,189	7,024	2.1%	1.8%
Total SG&A	$78,880	$47,488	12.4%	11.9%

Selling, general and administrative expenses at BasX totaled $17.4 million for the nine months ended September 30, 2022. Warranty expense increased consistent with our increase in net sales but decreased as a percentage of sales, as we continue to focus on our commitment to reliability and quality. Excluding salaries and benefits at BasX of $9.5 million, salaries and benefits increased $4.8 million due to pay increases that went into effect during the third and fourth quarters of 2021 and the first quarter of 2022. Advertising increased $1.3 million due to various sponsorships and customer promotions, which were still mostly on hold during early 2021 due to COVID-19 restrictions. Depreciation and amortization expense at BasX was $3.2 million, accounting for the majority of the change from period to period. Excluding $2.7 million of Other SG&A at BasX, Other SG&A increased $3.5 million attributable mostly to consulting services and increased travel expenses due to lighter COVID-19 restrictions.

Income Taxes

	Nine Months Ended		Effective Tax Rate
	September 30, 2022	September 30, 2021
			2022	2021
	(in thousands)
Income tax provision	$17,286	$11,264	21.9%	17.6%

The Company’s estimated annual 2022 effective tax rate, excluding discrete events, is expected to be approximately 25%. During the nine months ended September 30, 2022, the Company recorded an excess tax benefit of $1.3 million as compared to $3.8 million during the same period in 2021, a decrease of 67.3%. The decrease was primarily due to timing of stock awards as a result of our high stock price during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash increased $7.9 million from December 31, 2021 to September 30, 2022 and totaled $10.7 million at September 30, 2022.

Revolving Line of Credit - Our revolving credit facility ("Revolver"), as amended and restated, provides for maximum borrowings of $200.0 million. As of September 30, 2022 and December 31, 2021, we had $76.3 million and $40.0 million, respectively, outstanding under the Revolver. We had one standby letter of credit totaling $0.8 million as of September 30, 2022. At September 30, 2022, we have $122.9 million of borrowings available under the Revolver. The Revolver expires May 27, 2027.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 3.5% and 2.5% for the three and nine months ended September 30, 2022. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three and nine months ended September 30, 2022.

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

At September 30, 2022, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At September 30, 2022, our leverage ratio was 0.65 to 1.0, which meets the requirement of not being above 3 to 1.

As of November 3, 2022, we had $73.0 million of outstanding borrowings under our Revolver.

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

Stock Repurchases - The Board has authorized three stock repurchase programs for the Company. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. On November 3, 2022, the Board of Directors approved an updated stock repurchase plan with repurchases under the plan not to exceed $50 million. The current repurchase plan will expire at the Board of Directors discretion.

Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
May 16, 2018 [1]	$15 million	March 1, 2019
March 5, 2019 [1]	$20 million	March 4, 2020
March 13, 2020	$20 million	November 9, 2022
November 3, 2022	$50 million	** 2
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

Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2022			September 30, 2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	35,479	$2,030	$57.22	—	$—	$—
401(k)	103,936	5,913	56.89	220,336	15,014	68.14
Directors and employees	16,593	978	58.94	21,779	1,537	70.57
Total	156,008	$8,921	$57.18	242,115	$16,551	$68.36

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	September 30, 2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,240,734	$76,823	$18.12
401(k)	8,308,368	171,789	20.68
Directors and employees	2,044,320	23,319	11.41
Total	14,593,422	$271,931	$18.63

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2022 and 2021. For additional details, see the consolidated financial statements.

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Operating Activities
Net Income	$61,478	$52,572
Income statement adjustments, net	37,206	34,456
Changes in assets and liabilities:
Accounts receivable	(63,593)	(11,369)
Income taxes	3,782	2,588
Inventories	(47,998)	(22,712)
Contract assets	(3,843)	—
Prepaid expenses and other long-term assets	(70)	937
Accounts payable	18,616	16,390
Contract liabilities	24,249	—
Deferred revenue	730	316
Accrued liabilities & other long-term liabilities	12,857	1,525
Net cash provided by operating activities	43,414	74,703
Investing Activities
Capital expenditures	(41,586)	(42,636)
Cash paid for building (see Note 3)	(22,000)	—
Cash paid in business combination, net of cash acquired	(249)	—
Other	53	60
Net cash used in investing activities	(63,782)	(42,576)
Financing Activities
Borrowings under revolving credit facility	151,103	—
Payments under revolving credit facility	(114,812)	—
Principal payments on financing lease	(115)	—
Stock options exercised	10,990	14,573
Repurchase of stock	(7,943)	(15,014)
Employee taxes paid by withholding shares	(978)	(1,537)
Cash dividends paid to stockholders	(10,096)	(9,964)
Net cash provided by (used in) financing activities	$28,149	$(11,942)

Cash Flows Provided by Operating Activities

The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments.

The decrease in cash flows from receivables was a result of increased sales, both as a result of 2021 and 2022 price increases realized during the period and volumes, in the nine months ended September 30, 2022 that have not been collected. The Company has also increased the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations. Payment terms for BasX jobs typically require upfront cash to fund the job resulting in cash inflows related to our contract liabilities.

Cash Flows Used in Investing Activities

The capital expenditures for the nine months ended September 30, 2022 relate to our continued investment in our production capabilities. The cash paid for building during the nine months ended September 30, 2022 related to the purchase of the BasX office and manufacturing facility related to the December 2021 acquisition (see Note 3). The capital expenditures for the nine months ended September 30, 2021 related to the completion of the expansion at our Longview, Texas facility, which became operational during early 2021. The capital expenditure program for 2022 is estimated to be approximately $73.3 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows Used in Financing Activities

Cash flows from financing activities is historically affected by the timing of stock options exercised by our employees and repurchases of the Company's stock. However, for the nine months ended September 30, 2022 the increase in cash from financing activities is primarily related to borrowings under our revolving credit facility to manage our working capital needs, especially strategic purchases of inventory to avoid future supply chain delays, and the funding for the purchase of the BasX building in the second quarter. Stock options exercised decreased due to the decrease in the number of employee options exercised and decrease in our average stock price during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Repurchases of stock decreased due to the discontinuance of our 401(k) stock buyback activity in June 2022.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no material contractual purchase obligations as of September 30, 2022 except as described below.

On April 27, 2022, the Company entered into a purchase and sale agreement with a third party manufacturer to purchase the intellectual property rights to design and manufacture fan wheels for the purchase price of approximately $6.5 million. The purchase price will be paid in three installments over the next 18 months. As of November 3, 2022 we have paid approximately $3.5 million related to this agreement.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2022.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

The Company may repurchase AAON, Inc. stock on the open market from time to time. From inception through September 30, 2022, we have repurchased a total of approximately 4.2 million shares (at current market prices) under the various open market stock buyback programs for an aggregate price of $76.8 million, or an average price of $18.12 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. On November 3, 2022, the Board of Directors approved an updated stock repurchase plan with repurchases under the plan not to exceed $50 million. The current repurchase plan will expire at the Board of Directors discretion.

On July 1, 2005, we entered into a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan are entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The maximum number of shares to be repurchased is contingent upon the number of shares sold by employees. From inception through September 30, 2022, we repurchased approximately 8.3 million shares (at current market prices) for an aggregate price of $171.8 million, or an average price of $20.68 per share. The 401(k) stock repurchase arrangement was discontinued in June 2022.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices. From inception through September 30, 2022, we repurchased approximately 2.0 million shares (at current market prices) for an aggregate price of $23.3 million, or an average price of $11.41 per share.

Repurchases during the third quarter of 2022 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2022	154	$58.58	154	—
August 2022	213	61.42	213	—
September 2022	35,479	57.22	35,479	—
Total	35,846	$57.25	35,846	—

Under the membership interest purchase agreement ("MIPA Agreement") entered into for the acquisition of BasX, LLC ("BasX," Note 3), we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BasX, which is payable in approximately 1,037,000 shares of the Company's stock, par value $0.004 per share. Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BasX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. As of September 30, 2022, 486,268 shares related to the year ended 2021 earn-out milestone had been issued to the former owners of BasX as part of a private placement exempt from registration with the SEC under Rule 506(b). No additional shares have been issued as of November 3, 2022.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) our Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (iii) our Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: November 07, 2022	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: November 07, 2022	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer