Form 10-K
period 2022-12-31
AAON, INC.
filed 2023-02-27
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)
 ☐  Yes        ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2022 was $2,388.5 million based upon the closing price reported for such date on the Nasdaq Global Select Market.

As of February 22, 2023, registrant had outstanding a total of 53,481,412 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders to be held May 16, 2023, incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Forward-Looking Statements

This Annual Report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings, presentations or otherwise) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “confident”, “outlook”, “project”, “should”, “will”, and variations of such words and other words of similar meaning or similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Important factors that could cause results to differ materially from those in the forward-looking statements include, among others:

•market conditions and customer demand for our products;
•the timing and extent of changes in raw material and component prices;
•naturally-occurring events, pandemics, and other disasters causing disruption to our manufacturing operations, product deliveries and production capacity;
•the impact caused by inflationary cost pressures, national or global health issues, such as the coronavirus pandemic (“COVID-19”), any variants or similar outbreaks (including the response thereto) and their effects on, among other things, demand for our products, supply chain disruptions, our liquidity and financial position, results of operations, stock price, payment of dividends, our ability to secure new orders, our ability to convert backlog to revenue and impacts to the operations status of our facilities;
•natural disasters and extreme weather conditions, including, without limitation, their effects on locations where our products are manufactured;
•the effects of fluctuations in the commercial/industrial new construction market;
•the timing of introduction and market acceptance of new products;
•the timing and extent of changes in interest rates, as well as other competitive factors during the year;
•general economic, market or business conditions;
•creditworthiness of our customers and their access to capital;
•changing technologies;
•the material failure, interruption of service, compromised data or information technology security, phishing emails, cybersecurity breaches or other impacts to our information technology and related systems and networks (including any of the foregoing of third-party vendors and other contractors who provide information technology or other services);
•costs and results of litigation, including trial and appellate costs;
•economic, market or business conditions in the specific industry and market in which our businesses operate;
•future levels of capital expenditures, research and development and indebtedness, including, without limitation, our ability to reduce indebtedness and risks associated with the same;
•legal, regulatory, and environmental issues, including, without limitation, compliance of our products with mandated standards and specifications; and
•integration of acquired businesses and our ability to realize synergies and cost savings.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events, occurrences or developments after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A “Risk Factors” included in this Annual Report on Form 10-K, and as otherwise disclosed from time to time in our other filings with the SEC.

PART I

Item 1.  Business.

Overview

AAON, Inc., a Nevada corporation, (“AAON Nevada”) was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation ("AAON Oklahoma"), AAON Coil Products, Inc., a Texas corporation ("AAON Coil Products"), and BasX, Inc., an Oregon corporation ("BASX"). Unless the context otherwise requires, references in this Annual Report to “AAON”, the “Company”, “we”, “us”, “our”, or “ours” refer to AAON Nevada and our subsidiaries.

We are engaged in the engineering, manufacturing, marketing, and sale of premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls.

Business Segments

The Company conducts its business through three business segments: AAON Oklahoma, AAON Coil Products, and BASX.

AAON Oklahoma: AAON Oklahoma designs, manufactures, sells, and services standard, semi-custom, and custom heating, ventilation, and air conditioning ("HVAC") systems, designs and produces controls solutions for all of our HVAC units, and sells retail parts to customers through our two retail part stores in Tulsa, Oklahoma as well as online. Through our Norman Asbjornson Innovation Center ("NAIC") research and development laboratory facility in Tulsa, Oklahoma, the Company is able to test units under various environmental conditions. AAON Oklahoma includes the operations of our Tulsa, Oklahoma and Parkville, Missouri facilities, our NAIC research and development laboratory facility and two retail parts locations.

AAON Coil Products: AAON Coil Products designs and manufactures a selection of our standard, semi-custom, and custom HVAC systems. AAON Coil Products also designs and manufactures various heating and cooling coils to be used in HVAC systems, mostly for the benefit of AAON Oklahoma and AAON Coil Products. AAON Coil Products consists of operations at our Longview, Texas facilities.

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

For more information on our business segments' financial position and results of operations, refer to Note 22, "Segments," of the notes to consolidated financial statements.

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

We are committed to designing and manufacturing innovative HVAC products of the highest quality, efficiency, and performance. As such, we are committed to meeting certification standards of the relevant standard setting bodies, including the Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”); the American National Standards Institute ("ANSI"); American Society of Heating, Refrigeration and Air-Conditioning Engineers ("ASHRAE"); the Air Movement and Control Association ("AMCA") and the International Organization for Standardization ("ISO").

To date, our sales have been primarily derived from the domestic market. Foreign sales accounted for approximately $27.6 million, $14.8 million, and $11.7 million of our net sales in 2022, 2021, and 2020, respectively. As a percentage of net sales, foreign sales accounted for approximately 3.1%, 3.0%, and 2.0% of our net sales in each of those years, respectively.

Products - AAON Oklahoma and AAON Coil Products

Our rooftop and condensing unit markets primarily consist of units installed on commercial or industrial structures of generally less than ten stories in height. Our air handling units, self-contained units, geothermal/water-source heat pumps, and coils are suitable for all sizes of commercial and industrial buildings.

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

The commercial and industrial new construction markets are subject to cyclical fluctuations in that they generally lag behind the housing market. The housing market, in turn, is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, the state of the economy and other macroeconomic factors. When new construction is down, we emphasize the replacement market.

Based on our 2022 combined sales of $771.1 million at AAON Oklahoma and AAON Coil Products, we estimate that we have approximately a 12% share of the greater than five ton rooftop market and a 2% share of the less than five ton market. The ratio of sales for new construction versus replacement is related to various factors. Generally, the cyclicality of the new construction market impacts this ratio the most over an economic cycle.

We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished products consist of a single unit system containing heating and cooling in a self-contained cabinet, referred to in the industry as “unitary products”. Our other finished products are coils, air handling units, condensing units, makeup air units, energy recovery units, rooftop units, geothermal/water-source heat pumps, and controls.

We offer three groups of rooftop units: the RQ Series, consisting of five cooling sizes ranging from two to six tons; the RN Series, offered in 28 cooling sizes ranging from six to 140 tons; and the RZ Series, which is offered in 15 cooling sizes ranging from 45 to 261 tons.

The RQ series and RN Series, 2 to 50 tons, feature the option of our Zero Degree Cold Climate Air-Source Heat Pumps. Our Zero Degree Cold Climate Air-Source Heat Pumps are a critical solution to meet the increasing demand for building decarbonization in cold climates. With variable speed operation, these heat pumps provide energy efficient heating and cooling throughout the seasons and the heat pump heating performance has been tested in the NAIC down to an ambient temperature of 0oF.

We also offer the SA, SB and M2 Series as indoor packaged, water-cooled or geothermal/water-source heat pump self-contained units with cooling capacities of three to 70 tons.

Our condensing unit, the CF Series, is available from 2 to 70 tons.

Our air handling units consist of the indoor H3 and V3 Series and the modular M2 Series, as well as air handling unit configurations of the RQ, RN, RZ, and SA Series units.

Our energy recovery option applicable to our RQ, RN, RZ, and SB units, as well as our H3, V3, and M2 Series air handling units, responds to the U.S. Clean Air Act mandate to increase fresh air in commercial structures. Our products are designed to compete on the higher quality end of standardized products.

Our RN, RQ, M2, and SB Series, are AHRI certified in accordance with ANSI/AHRI/ASHRAE/ISO 13256.

Our unitary products (RQ and RN Series) are certified with AHRI and the US Department of Energy to ANSI/AHRI 210/240 up to 5 tons capacity and ANSI/AHRI 340/360 up to 63 tons capacity.

Performance characteristics of our products range in cooling capacity from 2 to 261 tons and in heating capacity from 7,200 to 4,500,000 British Thermal Units ("BTUs"). Many of our products far exceed these minimum standards and are among the highest efficiency products currently available in the market.

A typical commercial building installation requires one ton of air conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air conditioning, which can involve multiple units.

Our packaged rooftop units with two stage or variable speed compressors are optimized with high efficiency evaporator and condenser coils and variable speed fans, leading to an AHRI Certified performance up to 20.3 SEER and 22.5 IEER. AAON H3/V3 Series energy recovery wheel air handling units provide energy efficient 100% outside air ventilation by recovering energy that would otherwise be exhausted from a building.

We design and produce controls solutions for all of our HVAC units including rooftop units, air handlers and water-source heat pumps. We provide factory-developed and tested controls options for variable air volume systems associated with those units and other HVAC related equipment.

We offer several controls options: the Orion Controller, Pioneer Gold, Pioneer Silver, terminal block for field installed controls, and factory installed customer provided controls. Most of our controls are Underwriters Laboratories category ZPVI2 compliant and BACnet Testing Laboratories certified which ensures our products meet internationally recognized standards for safety, traceability, conformance, and production quality. Our economizer function is California Title 24 certified to minimize energy consumption. Our proven sequences of operation optimize the performance of our HVAC units.

Out of the box, our controls are user-friendly and configurable to provide a variety of HVAC unit application options, but we are also able to customize our controls to meet customers’ unique requirements. We have controls solutions that enhance our products unique features and capabilities.

Products - BASX

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

BASX custom air handling products are primarily used in commercial, industrial, healthcare, and institutional facilities employing chilled water cooling, packaged direct expansion, heating hot water, indirect gas direct heat, humidification, dehumidification, filtration, and integrated controls. BASX manufactures plenum fans for integration into air handling units as well as for replacement applications. BASX also offers integrated sound performance solutions.

Air Quality Products

The Coronavirus Disease 2019 ("COVID-19") pandemic fueled a great deal of concern over best practices in the design and operation of building HVAC systems. In order to mitigate the spread of COVID-19, influenza, and other similar type respiratory diseases, we have performed significant research on what affects the transmission of these diseases and how AAON HVAC systems can be best designed. The American Society of Heating, Refrigeration and Air-Conditioning Engineers ("ASHRAE"), a professional association with a goal of advancing HVAC systems designs and construction, established an Epidemic Task Force in 2020 and determined several recommendations to mitigate the spread of the virus, including humidity control, air filtration, increased outdoor air ventilation, and air disinfection.

Humidity control - We continue to lead the market in developing energy efficient humidity control with the use of variable capacity compressors and modulating hot gas reheat. Designing HVAC systems with superior humidity control allows building management to maintain ASHRAE’s recommended ambient relative humidity levels of 40%-60%, the ideal level to inactivate viruses in the air and on surfaces.

Air Filtration - We standardized a design that uses a backward curved fan wheel, which can accommodate higher airflow and static pressure required for the ASHRAE recommended MERV 13 filtration, the minimum filter level for virus mitigation, with very little reconfiguration. Prior to 2020, a vast majority of commercial buildings used filtration levels of MERV 4 to MERV 8, which has always been acceptable for filtering out typical particulates in the air stream.

Outdoor Air Ventilation - Our innovative use of energy recovery wheels and energy recovery plates combined with its superior humidity control design can help building management follow outdoor ventilation air recommendations while limiting an increase of energy usage and maintaining recommended humidity levels.

Air Disinfection - Our basic design characteristics allow for an easy installation of ultraviolet lighting equipment. In addition to this equipment offered as options in new units sold, our basic design characteristics allow for easy installation in units already used in the field.

Overall, we are well positioned to accommodate the heightened demand for features that can help mitigate virus transmission and improve indoor air quality. The features that ASHRAE recommends require premium designs and configurations that are standard in our units. As a result, we are able to incorporate air quality features into our units at a minimal price premium and with no delivery delay.

Representatives

As of December 31, 2022, we employ a sales staff of 69 individuals and utilize approximately 64 independent manufacturer representatives’ organizations (“Representatives”) having 127 offices to market our products primarily in the United States and Canada. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, Longview, Texas, Parkville, Missouri, or Redmond, Oregon facilities to the job site.

Historically, our products and sales strategy focused on niche markets. However, market trends related to the COVID-19 pandemic and indoor air quality, decarbonization and energy efficiency, and higher energy prices, have positioned us to focus on a wider spectrum of the nonresidential HVAC equipment industry. The targeted markets for our equipment are customers seeking products of higher performance and better quality than those offered, and/or options not offered, by standardized manufacturers.

To support and service our customers and the ultimate consumer, we provide parts availability through our Representatives' sales offices, as well as our two Tulsa, Oklahoma operated retail parts stores, to serve the local markets. We also have factory service organizations at each of our facilities. Additionally, a number of the Representatives we utilize have their own service organizations, which, in connection with us, provide the necessary warranty work and/or normal service to customers.

We have a program focused on increasing service capabilities across our North America Representative network, by assisting Representatives with business plans, providing training, and creating a cohesive network of service organizations to better meet the operational and maintenance needs of our customer base.

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

Major Customers

One customer, Texas AirSystems LLC, accounted for 10% or more of our sales during 2022, 2021, and 2020. No other customer accounted for more than 10% of our sales during 2022, 2021, and 2020. One customer, Texas AirSystems LLC, accounted for more than 10% of our accounts receivable balance at December 31, 2022. No customers accounted for more than 10% of our accounts receivable balance at December 31, 2021.

Backlog

Our backlog as of February 1, 2023 was approximately $547.3 million, compared to approximately $347.6 million as of February 1, 2022. The current backlog consists of orders considered by management to be firm and our goal is to fill orders within approximately 25 weeks after an order is deemed to become firm; however, the orders are subject to cancellation by the customers in which case, cancellation charges apply up to the full price of the equipment.

Competition

Our AAON Oklahoma and AAON Coil Products product offerings primarily compete with Lennox (Lennox International, Inc.), Trane (Trane Technologies plc), York International (Johnson Controls International PLC), Carrier (Carrier Global Corporation), and Daikin (Daikin Industries). Our BASX product offerings primarily compete with Vertiv (Vertiv Holdings Co.), STULZ (STULZ Air Technology Systems, Inc.), Munters, Silent Aire (Johnson Controls International PLC), Nortek (Nortek Air Management), and Engineered Air.

All of our publicly traded competitors are substantially larger and have greater resources than we do. Our products compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, reliability, product line recognition, and acceptability of sales outlets. Historically, our premium equipment was sold at a higher average price compared to most of the competition. In the replacement market and other owner-controlled purchases, we have been successful at taking market share due to the total value proposition and lower cost of ownership our products provide to building owners over the life span of the equipment. In the new construction market where the contractor is the purchasing decision maker, we were often at a competitive disadvantage because of the emphasis placed on initial cost. However, due to operational efficiency improvements we made over the last several years, the cost of our semi-custom equipment is more comparable to the standard equipment market. As a result, the value proposition of our higher quality equipment is now more attractive, making us more competitive in both the new construction and replacement markets.

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

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.

Working Capital Practices

Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation and expected supply chain restraints. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $200.0 million and had a $71.0 million outstanding balance at December 31, 2022. Borrowings available under the revolving credit facility at December 31, 2022, were $128.2 million. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.

Research and Development

Our products are engineered for performance, flexibility, and serviceability. This has become a critical factor in competing in the HVAC equipment industry. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines.

We self-sponsor our Research and Development (“R&D”) activities, rather than needing to be customer-sponsored. R&D activities have involved the RQ, RN, and RZ (rooftop units), H3, SA, V3, and M2 (air handling units), CB (condensing unit), and the SA and SB (self-contained units), as well as component evaluation and refinement, development of control systems and new product development. R&D expenses incurred were approximately $46.8 million, $16.6 million, and $17.4 million in 2022, 2021, and 2020, respectively. The significant increase for the year ended December 31, 2022 was related to the inclusion of a full year of operations of BASX (Note 4) as well as our commitment to product performance and innovation.

Our NAIC research and development laboratory facility includes many unique capabilities, which, to our knowledge, exist nowhere else in the world. A few features of the NAIC include supply, return, and outside sound testing at actual load conditions, testing of up to a 300 ton air conditioning system, up to a 540 ton chiller system, and 80 million BTU/hr of gas heating test capacity. Environmental application testing capabilities include -20 to 140°F testing conditions, up to 8 inches per hour rain testing, up to 2 inches per hour snow testing, and up to 50 mph wind testing. We believe we have the largest sound-testing chamber in the world for testing heating and air conditioning equipment and are not aware of any similar labs that can conduct this testing while putting the equipment under full environmental load. The unique capabilities of the NAIC will enable us to lead the industry in the development of quiet, energy efficient commercial and industrial heating and air conditioning equipment.

The NAIC currently houses twelve testing chambers. These testing chambers allow us to meet and maintain AHRI and U.S. Department of Energy ("DOE") certification and solidify the Company’s industry position as a technological leader in the manufacturing of HVAC equipment. Current voluntary industry certification programs and government regulations only go up to 63 tons of air conditioning as that is the largest environmental chamber currently available for testing outside of our facility. The NAIC contains both a 100 ton and a 540 ton chamber, allowing us to uniquely prove to customers our capacity and efficiency on these larger units.

The NAIC was designed to test products well beyond the standard AHRI rating points and allows us to offer testing services on our equipment throughout our range of product application. This capability is vital for critical facilities where the units must perform properly and allows our customers to verify the performance of our units in advance, rather than after installation. These same capabilities will enable AAON to develop a new extended range of operational products and prove their capabilities.

Our Parkville, Missouri location is home to our new Electronics Prototyping Lab ("Lab") featuring a fully functional SMD (Surface Mount Device) production line. The production line incorporates automated pick-and-place equipment able to quickly and accurately place devices as small as 0.1mm by 0.2mm, the same technology scale used in cell phones. The production line also includes a profiled reflow oven to assure reliability in the finished prototypes. The Lab has allowed us to increase our speed to market and incorporate cutting-edge technology into our control designs. In addition, it allows our Controls Engineering team to utilize their hardware and software skills to outpace our Competitors in responding to market changes and upsets.

Patents, Trademarks, Licenses, and Concessions

We do not consider any patents, trademarks, licenses, or concessions to be material to our business operations, other than those described below.

We hold several patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. We proactively obtain patents to further our strategic intellectual property objectives. We own certain trademarks we consider important in the marketing of our products and services, and we protect our marks through national registrations and common law rights. Our patents have legal terms of 20 years with expiration dates ranging from 2023 to 2039.

The Company’s trademarks, certain of which are material to its business, are registered or otherwise legally protected in the U.S.

Seasonality

Historically, sales of our products were moderately seasonal with the peak period being May-October of each year due to timing of construction projects being directly related to warmer weather. However, in recent years, given the increase in demand of our products and increase in our backlog, sales has become more constant throughout the year.

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

Since our founding in 1987, we have maintained a commitment to design, develop, manufacture, and deliver heating and cooling products to perform beyond all expectations and to demonstrate our quality and value to our customers. Our equipment is designed with energy efficiency in mind, without sacrificing premium features and options. In addition to our high standard of product performance, is a commitment to sustainability for our employees, our stockholders, and our customers. We strive to conduct our business in a socially responsible and ethical manner with a focus on environmental stewardship, team member safety and community engagement. We comply with industry regulations and requirements while pursuing responsible economic growth and profitability.

In 2022, we published our fourth annual environmental, social, and governance ("ESG") report sharing our approach in the material areas of stakeholder engagement, innovation and efficiency, environmental responsibility, climate change, occupational health and safety, talent attraction and retention, diversity and inclusion, community engagement and investment, corporate governance and ethics and compliance. The report also highlights achievements and long-term targets related to greenhouse gas emissions, hazardous waste recycling, and non-fossil fuel consuming products. We participate in a sustainability benchmarking initiative (The Sustainability Alliance Scor3card) through which we monitor and report in the material areas of energy, material management, water, community stewardship, transportation, communication, and health. We achieved Platinum level in this program in 2022 and 2021. Our ESG committee provides oversight for ESG activities, ESG report development and an internal grassroots sustainability committee provides education opportunities, communications and recommendations to the Company on a regular basis.

We are committed to environmental responsibility and continue to make progress toward reducing greenhouse gas ("GHG") emissions, increasing hazardous waste recycling from our facilities and increasing the percentage of non-fossil fuel powered units we produce. Our approach toward emissions reduction and climate change includes product solutions for our customers and improvements to our own facilities. Approximately one-quarter of our energy portfolio is currently derived from renewable sources, and the Company's Scope 1 and 2 emissions (emissions that occur from sources that are controlled or owned by an organization and emissions associated with the purchase of electricity, steam, heat, or cooling) are being tracked. We opted into an additional percentage of renewable energy at our Tulsa, Oklahoma facilities in 2022, continued to invest and partner on projects that reduce GHG emissions globally and selected to begin the transition to the lower global warming potential R-454B refrigerant starting in 2023. We continue to develop and manufacture non-fossil fuel consuming units to provide the most sustainable commercial HVAC equipment in the market and announced the zero degree cold air-source heat pump in 2022 as a critical solution that meets the increasing demand for building decarbonization in cold climates.

In the area of energy efficiency and conservation, our Tulsa, Oklahoma and Longview, Texas facilities have transitioned to over 95% LED lighting in our facilities leading to considerable cost savings and reduced energy consumption. Our Redmond, Oregon facilities are installing LED lights into any new fixtures in their current facility and working towards retrofitting old fixtures to LED. We participate in an energy demand response program through the public utility provider to reduce demand during peak hours. Energy efficiency has been a priority not only in product development, but also in overall capital investments which include the acquisition of new, energy efficient equipment for the production floor, new high-speed overhead facility doors, the installation of new HVAC equipment, building control systems, the application of heat and light reflective material to production facilities, along with other behavioral-based energy efficiency changes. We are tracking our energy usage intensity before and after these updates.

In the area of material management, we focus on recycling, reducing, reusing and sourcing more environmentally-friendly materials into our processes. At our Tulsa, Oklahoma and Longview, Texas facilities, we recycled over 14,928 tons and 13,793 tons of metal in 2022 and 2021, respectively. Also, through our partnership with a waste to energy facility, we successfully diverted over 668 tons and 460 tons of waste from landfills in 2022 and 2021, respectively. We have identified hazardous waste recycling partners for paint products at both our Tulsa, Oklahoma and Longview, Texas facilities. We also recycle paper, wood, and cardboard where available. We continue to innovate ways to reduce and reuse shipping packaging between facilities and identify new opportunities to reduce or reuse items in our production and administrative areas.

Human Capital Resources

Our employees are not represented by unions or other collective bargaining agreements. Management considers its relations with our employees to be good. The following table represents the number of our direct employees and contract personnel we employed on each respective date:

	As of	As of	As of
	February 22, 2023	February 22, 2022	February 23, 2021
AAON Oklahoma	2,474	1,979	1,778
AAON Coil Products	681	574	490
BASX[1]	511	328	—
Total employees	3,666	2,881	2,268
1 BASX was acquired by the Company on December 10, 2021.

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
•Paid parental leave
•Military pay

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, vaccination or testing mandates and other measures. In addition, governments and central banks in several parts of the world enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdowns or disruptions. During 2022 and 2021 we experienced price increases in our components and raw materials, especially copper and steel, which appear to be a result of COVID-19, as well supply chain challenges related to certain manufacturing parts.

Even though the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which may adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report, such as those relating to our products and financial performance.

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

From time to time in the past we derived a significant portion of our sales from a limited number of customers, and such concentration may continue in the future. In 2022, 2021, and 2020, one customer, Texas AirSystems LLC accounted for more than 10% of our sales. The loss of, or significant reduction in sales to, a major customer could have a material adverse effect on our results of operations, financial condition and cash flow. Further, the addition of new major customers in the future could increase our customer concentration risks as described above.

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

The development, manufacture, sale and use of our products involve a risk of warranty and product liability claims. Our product liability insurance policies have limits that, if exceeded, may result in material costs that would have an adverse effect on our future profitability. An excess of or significant claim(s) could lead to the cancellation of our polices and the loss of and inability to find additional insurance carriers. In addition, warranty claims are not covered by our product liability insurance and there may be types of product liability claims that are also not covered by our product liability insurance.

We depend on our senior leadership team and the loss of our Chief Executive Officer or one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our officers and senior leadership team. In particular, our Chief Executive Officer ("CEO"), Gary D. Fields, is critical to our vision, strategic direction, culture, and overall business success. Furthermore, Mr. Fields' extensive industry knowledge and sales-channel experience would be difficult to replace. We also rely on our senior leadership team in the areas of research and development, marketing, production, sales, and general and administrative functions. From time to time, there may be changes in our senior leadership team resulting from the hiring or departure of senior leadership team members, which could disrupt our business. While we have a robust succession plan in place for each one of our officers and senior leadership team members, the loss of one or more could have a serious adverse effect on our business.

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

Natural disasters such as tornadoes, ice storms and fires, as well as accidents, acts of terror, infection, and other factors beyond our control could adversely affect our operations. Our facilities are in areas where tornadoes are likely to occur, and the majority of our operations are at our Tulsa, Oklahoma facilities. With the acquisition of BASX in 2021, we now have operations in an area that is, historically, effected by wild fires. The effects of natural disasters and other events could damage our facilities and equipment and force a temporary halt to manufacturing and other operations, and such events could consequently cause severe damage to our business. We maintain insurance against these sorts of events; however, this is not guaranteed to cover all the losses and damages incurred. Furthermore, we may experience increases in our insurance premium costs in relation to these matters that may have a material adverse effect upon our business, liquidity, financial condition, or results of operations.

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

We self-insure for certain employee health insurance and workers’ compensation insurance coverage up to a predetermined level, beyond which we maintain stop-loss insurance from a third-party insurer. Our aggregate exposure varies from year to year based upon the number of participants in our insurance plans. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Our accruals for insurance reserves reflect these estimates and other management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we self-insure increases, it could cause a material and adverse change to our reserves for self-insurance liabilities, as well as to our earnings.

Risks Related to Our Brand and Product Offerings

We may not be able to compete favorably in the highly competitive HVAC business.

Competition in our various markets could cause us to reduce our prices or lose market share, which could have an adverse effect on our future financial results. Substantially all of the markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service, manufacturing lead-times, and price, with the relative importance of these factors varying among our product line. Other factors that affect competition in the HVAC market include the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. Moreover, new product introductions are an important factor in the market categories in which our products compete. Several of our competitors have greater financial and other resources than we have, allowing them to invest in more extensive research and development. We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may materially adversely affect our business and results of operations.

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

Problems in the availability, or increases in the prices, of raw materials or components could depress our sales or increase the costs of our products. We are dependent upon components purchased from third parties, as well as raw materials such as steel, copper and aluminum. Occasionally, we enter into cancellable and non-cancellable contracts on terms from six to 18 months for raw materials and components. However, if a key supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit.

We risk having losses resulting from the use of non-cancellable contracts.

Historically, we have attempted to limit the impact of price fluctuations on commodities by entering into non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations. These contracts are not accounted for using hedge accounting since they meet the normal purchases and sales exemption.

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

We are reliant on information technology.

We are reliant on information technology in all aspects of our business, operated and maintained by the Company as well as under control of third parties. If we do not invest sufficient capital in a timely manner to acquire, develop, or implement new information technologies or maintain or upgrade current information technologies, we could suffer outages as well as be at a competitive disadvantage within our industry which could have a material adverse effect upon our financial condition and results of operations.

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

We are transitioning to a new refrigerant with lower global warming potential for our HVAC systems and must be fully compliant under current governmental regulations by 2025. We expect to incur costs associated with this transition related to the purchase of the new refrigerant as well as additional sensors and detectors on our HVAC systems. In addition, we expect to incur cost to our facilities, specifically costs to store and use the new refrigerant in production; however, we do not expect these costs to be significant. Due to the increased flammability of the new refrigerant, the insurance industry may require higher premiums for companies once the conversion begins. Furthermore, due to the expected increased demand of the newer refrigerants as well as the older hydrofluorocarbon refrigerants (as they are phased out), we expect to see increased manufacturing costs related to purchases of refrigerants and could see higher costs for future warranty claims.

Future legislation or regulations relating to environmental policies, product certification, product liability, taxes, amount and availability of tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our manufacturing areas are heavy industrial type buildings, with some coverage by overhead cranes, containing manufacturing equipment designed for sheet metal fabrication, metal stamping and tube forming. The manufacturing equipment contained in the facilities consists primarily of automated sheet metal fabrication equipment, supplemented by presses and tube bending equipment. Assembly lines consist of cart-type and roller-type conveyor lines with variable line speed adjustment. Subassembly areas and production line manning are based upon line rates set by production management.

We own and lease our properties and facilities, as further described below. We believe that all of our facilities are well maintained and are in good condition and suitable for the conduct of our business.

AAON Oklahoma

Our plant and office facilities in Tulsa, Oklahoma, consist of a 342,000 square foot building (327,000 square feet of manufacturing/warehouse space and 15,000 square feet of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue; a 940,000 square foot manufacturing/warehouse building and a 70,000 square foot office building located on an approximately 79-acre tract of land across the street from the original facility (2440 South Yukon Avenue); and a 40,000 square foot building used as warehouse space located on a 6-acre tract. We also lease a 198,000 square foot warehouse space which is used for additional inventory storage.

In addition to a retail parts store location at our Tulsa facilities, we also own a 13,500 square foot stand alone building (7,500 square foot warehouse and 6,000 square foot office) which is utilized as an additional retail parts store to provide our customers more accessibility to our products. The stand alone parts store building is on approximately one acre and is located at 9528 E 51st St in Tulsa, Oklahoma.

Our Tulsa location is also home to our engineering research and development laboratory, the Norman Asbjornson Innovation Center ("NAIC"). The three-story, 134,000 square foot stand alone facility is both an acoustical and a performance measuring laboratory. This facility currently consists of twelve test chambers, allowing AAON to meet and maintain industry certifications. This facility is located west of the 940,000 square foot manufacturing/warehouse building at 2440 South Yukon Avenue.

In 2023, our Exploration Center will open at our Tulsa location. The Exploration Center is a 28,000 square foot facility located adjacent to the NAIC. The Exploration Center will provide an immersive and educational experience of our products, solutions and our people and also serve as an event hub for our stakeholders, including our customers, employees, Representatives and investors. The Exploration Center will add a dimension of customer engagement that doesn't currently exist, showcasing our products and our competitors products and allowing our customers to interact with our employees.

Our operations in Parkville, Missouri, are conducted in a leased plant/office at 8500 NW River Park Drive, containing approximately 51,000 square feet. This location is home to our Controls design and manufacturing facilities. In October 2022, we modified the existing lease to expand to approximately 86,000 square feet and expect to be able to utilize the additional space beginning in the second quarter of 2023.

AAON Coil Products

Our plant and office facilities in Longview, Texas, consist of a 263,000 square foot building (256,000 square feet of manufacturing/warehouse space and 7,000 square feet of office space) located on a 13-acre tract of land, a 222,000 square foot building (210,000 square feet of manufacturing/warehouse space and 12,000 square feet of office space) located on an approximately 22-acre tract of land, and a 5,000 square foot building utilized as a retail parts store which we lease to a Representative of the Company. All of these facilities are located on Gum Springs Road.

In January 2023, we purchased additional real property and improvements consisting of 64,000 square feet of warehouse space located on a 10-acre tract of land at 115 Kodak Boulevard in Longview, Texas.

BASX

Our operations in Redmond, Oregon, are conducted in a plant/office at 3500 SW 21st Place, containing approximately 194,000 square feet (169,000 square feet of manufacturing/warehouse space and 25,000 square feet of office space) on a 13-acre tract of land and a leased manufacturing/warehouse building containing approximately 15,000 square feet at 2895 SW 13th Street. Additionally, we lease an office of approximately 4,000 square feet located at 1725 Blankenship Road, West Linn, Oregon.

In August 2022, we purchased additional real property of approximately one-acre adjacent to the plant/office at 3500 SW 21st Place, to facilitate future growth of our operations at BASX.

Item 3.  Legal Proceedings.

See Note 18 of the Consolidated Financial Statements.

Item 4.  Mine Safety Disclosure.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information - Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AAON”. As of the close of business on February 22, 2023, there were 955 holders of record of our common stock.

Dividends - At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our cash dividends for the three years ended December 31, 2022 are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19
May 17, 2021	June 3, 2021	July 1, 2021	$0.19
November 9, 2021	November 26, 2021	December 17, 2021	$0.19
May 18, 2022	June 3, 2022	July 1, 2022	$0.19
November 8, 2022	November 28, 2022	December 16, 2022	$0.24

The following is a summary of our share-based compensation plans as of December 31, 2022:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 2007 Long-Term Incentive Plan	119,208	$22.62	—
The 2016 Long-Term Incentive Plan	1,257,805	$42.31	3,599,896

Repurchases during the fourth quarter of 2022, which include repurchases from our open market, 401(k) and employee repurchase programs, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2022	87,049	$55.33	87,049	—
November 2022	23	65.00	23	—
December 2022	196	76.66	196	—
Total	87,268	$55.38	87,268	—

Comparative Stock Performance Graph

The following performance graph compares our cumulative total shareholder return for the Company’s common stock for the five-year period ending on December 31, 2022, compared to an overall stock market index (the NASDAQ Composite Index) and the Company’s peer group index (S&P 600 Capital Goods Industry Group Index). We believe the S&P 600 Capital Goods Industry Group Index best represents our relative peer group based on our current business and market capitalization. The graph assumes that $100 was invested at the close of trading December 31, 2017, with the reinvestment of dividends since that date. This table is not intended to forecast future performance of our Common Stock.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2017

250
200
150
100
2017
2018
2019
2020
2021
2022
AAON Inc.
NASDAQ
S&P 600 Capital Goods

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

Item 6.  Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the year ended December 31, 2022. This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data. A detailed discussion of the year to year changes for the years ended December 31, 2021 and 2020 is not included herein and can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Description of the Company

We engineer, manufacture, market, and sell premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pump, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada.

Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The uncertainty of the economy negatively impacted the commercial and industrial new construction markets in 2020 and the first half of 2021. Since August 2021, however, nonresidential construction has been recovering. In the third quarter of 2022, the market returned to pre-pandemic levels. Currently, architectural billings and nonresidential construction starts are at historically high levels, signaling the nonresidential construction market will continue to be strong over the next nine to 12 months. Furthermore, although some economic indicators are suggesting the general economy is slowing, the replacement market remains strong. Nevertheless, both the new construction and replacement markets are cyclical. If the domestic economy were to slow or enter a recession, this could result in a decrease in our sales volume and profitability. Sales in the commercial and industrial new construction markets generally lag the housing market, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, the state of the economy and other macroeconomic factors over which we have no control. Sales in the replacement markets are driven by various factors, including general economic growth, the Company's new product introductions, fluctuations in the average age of existing equipment in the market, government regulations and stimulus, change in market demand between more customized, higher performing HVAC equipment and lower priced standard equipment, as well as many other factors. When new construction is down, we emphasize the replacement market.

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

The principal components of cost of sales are labor, raw materials, component costs, factory overhead, freight out, and engineering expense. The principal high volume raw materials used in our manufacturing processes are steel, copper, and aluminum, and are obtained from domestic suppliers. We also purchase from domestic manufacturers certain components, including coils, compressors, motors, and electrical controls.

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. For the year ended December 31, 2022, the prices for copper, galvanized steel, stainless steel and aluminum increased approximately 13.4%, 14.5%, 61.0%, and 14.0%, respectively, from 2021.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.

We occasionally increase the price of our products to help offset any inflationary headwinds. In 2021, we implemented three price increases. In 2022, we implemented two significant price increases as well as a recurring 1% monthly price increase effective June 1, 2022.

Additionally, we continue to experience challenges in a tight labor market, especially the hiring of both skilled and unskilled production labor. We have implemented the following wage increases to remain competitive and to attract and retain employees:

•In March 2021, we awarded annual merit raises for an overall 5.0% increase to wages.
•In July 2021, we increased starting wages for our production workforce by 7.0%.
•In October 2021, we implemented a cost of living increase of 3.5% in place for all employees below our Senior Leadership Team ("SLT") which consists of officers and key members of management.
•In March 2022, we awarded annual merit raises for an overall 3.0% increase to wages.
•In October 2022, we implemented a cost of living increase of 3.5% in place for all employees below the SLT level.

We will continue to implement human resource initiatives to retain and attract labor to further improve productivity and production efficiencies.

Backlog

The following table shows our historical backlog levels:

December 31, 2022	December 31, 2021
(in thousands)
$548,022	$260,164

The Company has increased our backlog both through the acquisition of BASX and organic growth due primarily to favorable lead times and increased overall demand.

Consolidated Results of Operations

	Years Ended December 31,
	2022	2021
	(in thousands)
Net Sales	$888,788	$534,517
Cost of Sales	651,216	396,687
Gross Profit	237,572	137,830
Selling, general and administrative expenses	110,823	68,598
Gain on disposal of assets	(12)	(21)
Income from operations	$126,761	$69,253

The following are highlights of our results of operations, cash flows, and financial condition:

•Our backlog has been at record levels during all of 2022. New bookings from BASX were a record for that business as it benefited from a strong pipeline of projects in the data center and semiconductor markets. Revenue synergies from the BASX acquisition has increased bookings for AAON Coil Products as well. Bookings continue to be strong primarily due to our favorable lead times and strong end-market demand.

•Net sales for 2022 grew 66.3% to $888.8 million due to organic growth, the addition of BASX revenues and price increases realized during the year.

•Overall gross margin increased 90 basis points in 2022, as the increased costs of material and labor were offset by increased efficiencies of operations as well as price increases.

•We continue to invest in the future growth of the Company as evidenced by our $54.0 million in capital expenditures and $22.0 million for the purchase of the BASX building.

We report our financial results based on three reportable segments: AAON Oklahoma, AAON Coil Products, and BASX, which are further described in Item 1 and Item 8. The Company's chief decision maker ("CODM"), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and income from operations. The CODM does not evaluate operating segments using asset or liability information.

Segment Operating Results for the Years Ended December 31, 2022 and 2021

	For the years ended December 31,
	2022	Percent of Sales[2]	2021	Percent of Sales[2]	$ Change	% Change
	(in thousands)
Net Sales[3]
AAON Oklahoma	$663,845	74.7%	$463,845	86.8%	$200,000	43.1%
AAON Coil Products	107,290	12.1%	66,589	12.5%	40,701	61.1%
BASX[1]	117,653	13.2%	4,083	0.8%	113,570	2781.5%
Net sales	$888,788		$534,517		$354,271	66.3%

Cost of Sales[3]
AAON Oklahoma	$490,862	73.9%	336,977	72.6%	$153,885	45.7%
AAON Coil Products	73,979	69.0%	56,514	84.9%	17,465	30.9%
BASX[1]	86,375	73.4%	3,196	78.3%	83,179	2602.6%
Cost of sales	$651,216	73.3%	$396,687	74.2%	$254,529	64.2%

Gross Profit[3]
AAON Oklahoma	$172,983	26.1%	$126,868	27.4%	$46,115	36.3%
AAON Coil Products	33,311	31.0%	10,075	15.1%	23,236	230.6%
BASX[1]	31,278	26.6%	887	21.7%	30,391	3426.3%
Gross profit	$237,572	26.7%	$137,830	25.8%	$99,742	72.4%
1 BASX was acquired on December 10, 2021. We have included the results of BASX's operations in our consolidated financial statements as of December 11, 2021.
[2] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[3] Presented after intercompany eliminations.

Total net sales increased $354.3 million, or 66.3%, with the addition of inorganic sales from the acquisition of BASX contributing to 19.5% of our growth. Net sales also grew through price increases of $100.0 million and organic sales volumes, product mix and other of $149.8 million.

AAON Coil Products gross profit increased significantly to 31.0%. Price increases were realized more quickly for AAON Coil Products given their smaller backlog, which is the primary driver of the increase in gross margin for this segment. Additionally, the new manufacturing building for AAON Coil Products was completed in early 2021, resulting in increased capacity and operational efficiencies during 2022 as compared to 2021.

As shown in the table below, we've experienced increases in the cost of our raw materials. We have implemented multiple price increases during 2021 and 2022 to counteract the increased cost of material. Some of the 2022 price increases have yet to be realized. Additionally, in order to attract new employees and remain competitive in tight labor markets, we implemented several wage increases in late 2021 and throughout 2022.

Raw Material Costs

Twelve month average raw material cost per pound as of December 31:

	2022	2021	% Change

Copper	$5.60	$4.94	13.4%
Galvanized Steel	$0.95	$0.83	14.5%
Stainless Steel	$3.30	$2.05	61.0%
Aluminum	$2.20	$1.93	14.0%

Selling, General and Administrative Expenses

	Years Ended December 31,		Percent of Sales
	2022	2021	2022	2021
	(in thousands)
Warranty	$8,497	$6,351	1.0%	1.2%
Profit Sharing	14,009	8,526	1.6%	1.6%
Salaries & Benefits	41,351	23,458	4.7%	4.4%
Stock Compensation	7,025	5,543	0.8%	1.0%
Advertising	2,353	1,616	0.3%	0.3%
Depreciation & Amortization	8,050	2,924	0.9%	0.5%
Insurance	3,755	3,010	0.4%	0.6%
Professional Fees	5,754	7,245	0.6%	1.4%
Donations	1,134	738	0.1%	0.1%
Other	18,895	9,187	2.1%	1.7%
Total SG&A	$110,823	$68,598	12.5%	12.8%

Warranty expense increased consistent with our increase in net sales but decreased as a percentage of sales, as we continue to focus on our commitment to reliability and quality.

Salaries and benefits increased $17.9 million, with a full year of BASX included accounting for $10.5 million of the increase. The remaining increase was primarily attributable to overall increased headcount and the impact of employee pay increases that went into effect during 2021 and in 2022.

Depreciation and amortization expense at BASX was $4.5 million, accounting for the majority of the change period over period. Profit sharing increased for AAON Oklahoma and AAON Coil Products by $4.8 million due to increased operating results, while profit sharing at BASX increased by $0.7 million as a result of a full year of BASX's employee incentive program.

Professional fees decreased mostly due to the transaction costs associated with the acquisition of BASX (Note 4) of $4.4 million included in 2021. Excluding $3.8 million of other SG&A at BASX, other SG&A increased $5.9 million attributable mainly to consulting services and increased travel expenses due to lighter COVID-19 restrictions in 2022.

Income Taxes

	Years Ended December 31,		Effective Tax Rate
	2022	2021	2022	2021
	(in thousands)
Income tax provision	$24,157	$10,424	19.4%	15.1%

During the year ended December 31, 2022, the Company recorded an excess tax benefit of $3.0 million as compared to $5.4 million in 2021, a decrease of 45.3%. The decrease was primarily due to timing of stock option exercises and restricted stock vesting and our high stock price during the first and second quarter of 2021.

The decrease in excess tax benefits was partially offset by an increase of $1.8 million in research and development tax credits as defined under Section 41 of the Internal Revenue Code. To qualify for the research and development tax credits, we perform annual studies that identifies, documents, and supports eligible expenses related to qualified research and development activities. Eligible expenses include but are not limited to supplies, material and internal wages. With the addition of BASX in December 2021 (Note 4), we identified additional eligible expenses related to qualified research and development activities.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash and cash equivalents increased $2.6 million from December 31, 2021 to December 31, 2022. As of December 31, 2022, we had $5.9 million in cash and cash equivalents and restricted cash.

Revolving Line of Credit - Our revolving credit facility ("Revolver"), as amended and restated, provides for maximum borrowings of $200.0 million. As of December 31, 2022 and December 31, 2021, we had an outstanding balance under the Revolver of $71.0 million and $40.0 million, respectively. We had one standby letter of credit totaling $0.8 million as of December 31, 2022 and 2021, respectively. Borrowings available under the Revolver at December 31, 2022, were $128.2 million. The Revolver expires on May 27, 2027.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. At December 31, 2022 and 2021, the weighted average interest rate of our Revolver was 3.0% and 1.3%, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the years ended December 31, 2022 and 2021.

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

At December 31, 2022, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At December 31, 2022, our leverage ratio was 0.46 to 1.0, which meets the requirement of not being above 3 to 1.

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

Stock Repurchase - The Board has authorized stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

Our open market repurchase programs are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
March 13, 2020	$20 million	November 9, 2022
November 3, 2022	$50 million	**[1]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.

The Company also had a stock repurchase arrangement by which employee-participants in our 401(k) Plan were entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. No additional shares have been purchased by the Company under this arrangement since June 2022.

Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its directors and employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	2022			2021
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	122,112	$6,823	$55.87	—	$—	$—
401(k)	103,936	5,913	56.89	297,772	20,876	70.11
Directors and employees	17,228	1,019	59.15	22,526	1,590	70.59
Total	243,276	$13,755	$56.54	320,298	$22,466	$70.14

	Inception to Date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,327,367	$81,616	$18.86
401(k)	8,308,368	171,789	20.68
Directors and employees	2,044,955	23,360	11.42
Total	14,680,690	$276,765	$18.85

Dividends - At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 17, 2021	June 3, 2021	July 1, 2021	$0.19
November 9, 2021	November 26, 2021	December 17, 2021	$0.19
May 18, 2022	June 3, 2022	July 1, 2022	$0.19
November 8, 2022	November 28, 2022	December 16, 2022	$0.24

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing), and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2023 and the foreseeable future.

Off-Balance Sheet Arrangements - We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Statement of Cash Flows

The table below reflects a summary of our net cash flows provided by operating activities, net cash flows used in investing activities, and net cash flows provided by financing activities for the years indicated.

	2022	2021
	(in thousands)
Operating Activities
Net Income	$100,376	$58,758
Income statement adjustments, net	38,516	46,566
Changes in assets and liabilities:
Accounts receivable	(56,306)	(9,737)
Income taxes	18,195	(1,136)
Inventories	(71,409)	(45,955)
Contract assets	(9,402)	1,886
Prepaid expenses and other long-term assets	(2,367)	1,374
Accounts payable	11,574	10,899
Contract liabilities	13,882	(229)
Extended warranties	1,314	447
Accrued liabilities and other long-term liabilities	16,945	(1,690)
Net cash provided by operating activities	61,318	61,183
Investing Activities
Capital expenditures	(54,024)	(55,362)
Cash paid for building (Note 4)	(22,000)	—
Cash paid in business combination, net of cash acquired	(249)	(103,430)
Other	60	73
Net cash used in investing activities	(76,213)	(158,719)
Financing Activities
Borrowings under revolving credit facility	225,758	40,000
Payments under revolving credit facility	(194,754)	—
Principal payments on financing lease	(115)	—
Stock options exercised	23,140	21,148
Repurchase of stock	(12,737)	(20,876)
Employee taxes paid by withholding shares	(1,018)	(1,590)
Cash dividends paid to stockholders	(22,917)	(19,947)
Net cash provided by financing activities	$17,357	$18,735

Cash Flows from Operating Activities

The Company currently manages cash needs through working capital as well as drawing on its line of credit as needed. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments.

The decrease in cash flows from receivables was a result of a larger volume of sales in the fourth quarter of 2022 in addition to higher priced receivables at the end of 2022. The Company has also increased the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations. Payment terms for BASX jobs typically require upfront cash to fund the job resulting in cash inflows related to our contract liabilities.

The increase in cash flows from income taxes is primarily due to the 2017 Tax Cuts & Jobs Act, which requires research and development expenses incurred after December 31, 2021 to be capitalized and amortized over 5 years. This defers our current period income tax deduction which increased our income tax payments for 2022.

The increase in cash flows from accrued and other long-term liabilities is primarily related to the increase in amounts due to Representatives (timing of receipts and payments), employee profit sharing, and increases in accrued payroll and employee benefits.

Cash Flows from Investing Activities

Net cash outflows from investing activities decreased in 2022 as compared to 2021 primarily due to the cash paid for the acquisition of BASX (Note 4) in December 2021. The cash paid for building is related to the purchase of the BASX office and manufacturing facility in May 2022 (Note 4).

Our capital expenditure program for 2023 is estimated to be approximately $135.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows from Financing Activities

The change in cash from financing activities in 2022 is primarily related to borrowings under our revolving credit facility to manage our working capital needs, especially strategic purchases of inventory to avoid supply chain delays and the funding of the BASX building in May 2022, offset by repayments we were able to make due to our increased operating results and financial condition.

Cash flow changes related to stock option exercised is affected by the timing of stock options exercised by our employees. The decrease in our repurchase of stock was the result of the discontinuance of the 401(k) buyback program in June 2022. Cash dividends paid to stock holders increased to $22.9 million both due to the increase in number of shares outstanding and the increase in dividend per share from $0.19 to $0.24 for the December 2022 dividend payment. We expect to continue paying cash dividends.

Commitments and Contractual Agreements

We are occasionally party to short-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of December 31, 2022, except as noted below.

On April 27, 2022, the Company entered into a purchase and sale agreement with a third party manufacturer to purchase certain assets to design and manufacture fan wheels for the purchase price of $6.5 million. As of December 31, 2022, we have paid approximately $3.5 million related to this agreement, which is included in other long-term assets and property, plant and equipment with the remaining $3.0 million included in accounts payable and other long-term assets on our consolidated balance sheets. The final payment will be made in 2023.

Contingencies

We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. See Note 18 of the Consolidated Financial Statements for additional information with respect to specific legal proceedings.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the Company's discussion and analysis of its financial condition and operating results require management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and related notes. We base our estimates, assumptions, and judgments on historical experience, current trends, and other factors believed to be relevant at the time our consolidated financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material. We believe the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements. We discuss these estimates with the Audit Committee of the Board of Directors periodically.

Inventory - Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Raw material or component inventory typically transfers from one stage of manufacturing to another at a standard cost. The standard cost is set by management to reflect the actual costs incurred. We continually monitor standard costs to ensure that standard costs reasonably reflect the FIFO value of the inventory produced and make manual adjusts the value of inventory accordingly. Our manual adjustments from standards to actual inventory costs require applying judgment regarding a number of factors, including changes in inventory quantities during the period and recent versus historical inventory purchase costs.

Raw material or component inventory typically transfers from one stage of manufacturing to another where it accumulates additional costs directly incurred with the production of finished goods, including estimated standard labor and overhead costs. Labor and overhead costs associated with the manufacturing of our products are capitalized into inventory on an estimated standard basis. These include certain direct and indirect costs such as compensation, manufacturing, and facility costs associated with manufacturing support functions. We continually monitor our labor and overhead standard costs to ensure that standard costs reasonably reflects our actual costs and make manual adjusts the value of inventory accordingly. Our manual adjustments from standard to actual labor and overhead costs contain uncertainties that require management to make assumptions and to apply judgment regarding a number of factors, including inventory turns, supply usage, manufacturing efficiencies, and historical production costs.

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

Warranty Accrual – A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. Our product warranty policy is the earlier of one year from the date of first use or 18 months from date of shipment for parts only; 18 months for data center cooling solutions and cleanroom systems; an additional four years for compressors (if applicable); 15 years on aluminized steel gas-fired heat exchangers (if applicable); 25 years on stainless steel heat exchangers (if applicable); and ten years on gas-fired heat exchangers in our historical RL products (if applicable). Our warranty policy for the RQ series covers parts for two years from date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of installation. Warranty expense is estimated based on the warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue.

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

Definite-Lived Intangible Assets – Definite-lived intangible assets include various customer relationships and intellectual property acquired in business combinations. The fair value of customer relationships and intellectual property is estimated based on management’s judgments and assumptions or third party valuation models. These models requires the use of subjective inputs and assumptions such as expected useful lives, growth of existing customers, attrition of customers, future margins and expenses, discount rates, and future revenue growth. These inputs and assumptions can be inherently uncertain and can significantly affect the outcome of the estimates and analysis. We amortize our definite-lived intangible assets on a straight-line basis over the estimated useful lives of the assets. Our definite-lived intangible assets have estimated used lives of between 14 and 30 years. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.

Goodwill and Indefinite-Lived Intangible Assets – Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Indefinite-lived intangible assets consist of trademarks and trade names. The fair value of trademarks and trade names is estimated based on management’s judgments and assumptions or third party valuations. These models require the use of subjective inputs such as royalty rate, discount rate, and terminal value.

Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

To perform this assessment, we first consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit and indefinite-lived intangible assets exceeds their carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit and indefinite-lived assets does not exceed their carrying amount, we calculate the fair value for the reporting unit and indefinite-lived assets and compare the amount to their carrying amount. If the fair value of a reporting unit and indefinite-lived asset exceeds their carrying amount, the reporting unit and indefinite-lived assets are not considered impaired. If the carrying amount of the reporting unit and indefinite-lived assets exceeds their fair value, the reporting unit and indefinite-lived assets are considered to be impaired and the balance is reduced by the difference between the fair value and carrying amount of the reporting unit and indefinite-lived assets.

We performed a qualitative assessment as of December 31, 2022 to determine whether it was more likely than not that the fair value of the reporting unit and indefinite-lived assets was greater than the carrying value of the reporting unit and indefinite-lived assets. Based on these qualitative assessments, we determined that the fair value of the reporting unit and indefinite-lived assets was more likely than not greater than the carrying value of the reporting unit and indefinite-lived assets.

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

Contingent Consideration – As part of a business combination, we agreed to issue shares of the Company's common stock based on certain milestones in accordance with the acquisition agreement. This contingent consideration is valued at fair value on the acquisition date and is included in goodwill and additional paid-in capital on the consolidated balance sheets.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are exposed to volatility in the prices of commodities used in some of our products and, occasionally, we use cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months to manage this exposure.

Interest Rate Risk

We are exposed to changes in interest rates related to our outstanding debt. As of December 31, 2022, we had an outstanding balance of $71.0 million. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $0.7 million.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2023 expressed an unqualified opinion.

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

Inventory – manual inventory adjustments
As described in Note 2 to the financial statements, the Company reports inventory using the first in, first out (“FIFO”) method, which involves manual adjustments recorded to the general ledger such as inventory variance, inventory allowance and labor and overhead adjustments, which had the potential to be larger or require more judgment during the year ended December 31, 2022, where the Company experienced changes in the prices of certain raw materials due to the COVID-19 pandemic, as well as supply chain challenges. These manual adjustments have been identified as a critical audit matter.

The principal considerations for our determination such manual inventory adjustments are a critical audit matter are these manual adjustments require substantial use of management estimates and require the Company to have effective inventory valuation processes. Significant management judgments and estimates utilized to determine manual inventory adjustments are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

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
•We assessed the reasonableness of management’s inventory reserve by recalculating the reserve using management’s inputs.
•We tested labor and overhead rate changes by recalculating the rates used and tested any adjustments recorded to the general ledger.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Tulsa, Oklahoma
February 27, 2023

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2022	2021
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$5,451	$2,859
Restricted cash	498	628
Accounts receivable, net of allowance for credit losses of $477 and $549, respectively	127,158	70,780
Income tax receivable	—	5,723
Inventories, net	198,939	130,270
Contract assets	15,151	5,749
Prepaid expenses and other	1,919	2,071
Total current assets	349,116	218,080
Property, plant and equipment:
Land	8,537	5,016
Buildings	169,156	135,861
Machinery and equipment	342,045	318,259
Furniture and fixtures	30,033	23,072
Total property, plant and equipment	549,771	482,208
Less: Accumulated depreciation	245,026	224,146
Property, plant and equipment, net	304,745	258,062
Intangible assets, net	64,606	70,121
Goodwill	81,892	85,727
Right of use assets	7,123	16,974
Other long-term assets	6,421	1,216
Total assets	$813,903	$650,180

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,513	$29,020
Accrued liabilities	78,630	50,206
Contract liabilities	21,424	7,542
Total current liabilities	145,567	86,768
Revolving credit facility, long-term	71,004	40,000
Deferred tax liabilities	18,661	31,993
Other long-term liabilities	11,508	18,843
New market tax credit obligation (a)	6,449	6,406
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 53,425,184 and 52,527,985 issued and outstanding at December 31, 2022 and 2021, respectively	214	210
Additional paid-in capital	98,735	81,654
Retained earnings	461,765	384,306
Total stockholders’ equity	560,714	466,170
Total liabilities and stockholders’ equity	$813,903	$650,180
(a) Held by variable interest entities (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Net sales	$888,788	$534,517	$514,551
Cost of sales	651,216	396,687	358,702
Gross profit	237,572	137,830	155,849
Selling, general and administrative expenses	110,823	68,598	60,491
Gain on disposal of assets and insurance recoveries	(12)	(21)	(6,478)
Income from operations	126,761	69,253	101,836
Interest (expense) income, net	(2,627)	(132)	88
Other income, net	399	61	51
Income before taxes	124,533	69,182	101,975
Income tax provision	24,157	10,424	22,966
Net income	$100,376	$58,758	$79,009
Earnings per share:
Basic	$1.89	$1.12	$1.51
Diluted	$1.86	$1.09	$1.49
Cash dividends declared per common share:	$0.43	$0.38	$0.38
Weighted average shares outstanding:
Basic	53,054,986	52,404,199	52,168,679
Diluted	54,097,072	53,728,989	53,061,169

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2019	52,079	$208	$3,631	$286,301	$290,140
Net income	—	—	—	79,009	79,009
Stock options exercised and restricted	712	3	21,415	—	21,418
stock awards granted
Share-based compensation	—	—	11,342	—	11,342
Stock repurchased and retired	(566)	(2)	(31,227)	—	(31,229)
Dividends	—	—	—	(19,815)	(19,815)
Balance at December 31, 2020	52,225	209	5,161	345,495	350,865
Net income	—	—	—	58,758	58,758
Stock options exercised and restricted	623	2	21,146	—	21,148
stock awards granted
Share-based compensation	—	—	11,812	—	11,812
Stock repurchased and retired	(320)	(1)	(22,465)	—	(22,466)
Contingent consideration (Note 4)	—	—	66,000	—	66,000
Dividends	—	—	—	(19,947)	(19,947)
Balance at December 31, 2021	52,528	210	81,654	384,306	466,170
Net income	—	—	—	100,376	100,376
Stock options exercised and restricted	1,140	5	23,135	—	23,140
stock awards granted
Share-based compensation	—	—	13,700	—	13,700
Stock repurchased and retired	(243)	(1)	(13,754)	—	(13,755)
Contingent consideration (Note 4)	—	—	(6,000)	—	(6,000)
Dividends	—	—	—	(22,917)	(22,917)
Balance at December 31, 2022	53,425	$214	$98,735	$461,765	$560,714

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2022	2021	2020
Operating Activities	(in thousands)
Net income	$100,376	$58,758	$79,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,106	30,343	25,634
Amortization of debt issuance costs	43	43	43
Amortization of right of use assets	324	73	—
Provision for credit losses on accounts receivable, net of adjustments	(72)	43	153
Provision for excess and obsolete inventories	2,740	629	1,108
Share-based compensation	13,700	11,812	11,342
Gain on disposition of assets and insurance recoveries	(12)	(21)	(6,478)
Foreign currency transaction loss (gain)	41	(1)	(12)
Interest income on note receivable	(22)	(24)	(24)
Deferred income taxes	(13,332)	3,669	13,027
Changes in assets and liabilities:
Accounts receivable	(56,306)	(9,737)	19,859
Income taxes	18,195	(1,136)	(3,815)
Inventories	(71,409)	(45,955)	(9,726)
Contract assets	(9,402)	1,886	—
Prepaid expenses and other long-term assets	(2,367)	1,374	(2,364)
Accounts payable	11,574	10,899	(2,155)
Contract liabilities	13,882	(229)	—
Extended warranties	1,314	447	1,010
Accrued liabilities and other long-term liabilities	16,945	(1,690)	2,203
Net cash provided by operating activities	61,318	61,183	128,814
Investing Activities
Capital expenditures	(54,024)	(55,362)	(67,802)
Cash paid for building (Note 4)	(22,000)	—	—
Cash paid in business combination, net of cash acquired	(249)	(103,430)	—
Proceeds from sale of property, plant and equipment	12	19	60
Insurance proceeds	—	—	6,417
Principal payments from note receivable	48	54	52
Net cash used in investing activities	(76,213)	(158,719)	(61,273)
Financing Activities
Borrowings under revolving credit facility	225,758	40,000	—
Payments under revolving credit facility	(194,754)	—	—
Principal payments on financing lease	(115)	—	—
Stock options exercised	23,140	21,148	21,418
Repurchase of stock	(12,737)	(20,876)	(30,060)
Employee taxes paid by withholding shares	(1,018)	(1,590)	(1,169)
Dividends paid to stockholders	(22,917)	(19,947)	(19,815)
Net cash provided by (used in) financing activities	17,357	18,735	(29,626)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,462	(78,801)	37,915
Cash, cash equivalents and restricted cash, beginning of year	3,487	82,288	44,373
Cash, cash equivalents and restricted cash, end of year	$5,949	$3,487	$82,288

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022

1.  Business Description

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation, and BasX, Inc., an Oregon corporation (collectively, the “Company”). The consolidated financial statements include our accounts and the accounts of our subsidiaries.

We are engaged in the engineering, manufacturing, marketing, and sale of premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data centers cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls.

Impact of COVID-19 Pandemic

The magnitude of the impact of the COVID-19 pandemic remains unpredictable and could unfavorably impact our business. However, the direct effects of the COVID-19 pandemic has had no significant impact on our planned cash outflows for raw materials, dividend payments, or capital expenditures.

Although future disruptions and costs are expected to be temporary, there is still significant uncertainty around the duration and overall impacts to our business operations. We are continually monitoring the progression of the pandemic, including new COVID-19 variants, and their potential effect on our consolidated financial position, results of operations and cash flows.

Inflation and Labor Market

In late 2021 and throughout 2022, we have witnessed increases in our raw material and component prices. Due to our favorable liquidity position, we continue to make strategic purchases of materials when we see opportunities. We continue to manage the increase in the cost of raw materials through price increases for our products. We have also experienced supply chain challenges related to specific manufacturing parts, which we have managed through our strong vendor relationships as well as expanding our list of vendors.
Additionally, we continue to experience challenges in a tight labor market, especially the hiring of both skilled and unskilled production labor. We have implemented the following wage increases to remain competitive and to attract and retain employees:

•In March 2021, we awarded annual merit raises for an overall 5.0% increase to wages.
•In July 2021, we increased starting wages for our production workforce by 7.0%.
•In October 2021, we implemented a cost of living increase of 3.5% in place for all employees below our Senior Leadership Team ("SLT") which consists of officers and key members of management.
•In March 2022, we awarded annual merit raises for an overall 3.0% increase to wages.
•In October 2022, we implemented a cost of living increase of 3.5% in place for all employees below the SLT level.

We will continue to implement human resource initiatives to retain and attract labor to further improve productivity and production efficiencies.

Despite efforts to mitigate the impact of inflation, supply chain issues and the tight labor market, future disruptions, while temporary, could negatively impact our consolidated financial position, results of operations and cash flows.

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

WH Series and WV Series Water Source Heat Pump Units

As part of the normal course of business, management is continually monitoring the profitability of the Company's various product series offerings. During the third quarter of 2022, management made the decision to no longer produce our small packaged geothermal/water-source heat pump units consisting of the WH Series horizontal configuration and WV Series vertical configuration, from one-half to 12 1/2 tons ("WH/WV"). These WH/WV units are produced solely out of the AAON Oklahoma facility. Production of the remaining WH/WV backlog is expected to continue through the first quarter of 2023.

A majority of the long-lived assets used in the production of these units will be immediately reallocated to other product production, providing us additional manufacturing capacity with minimal costs. The workforce from the these production lines will also be reallocated to other product production lines. Management has identified some related components and parts that cannot be used in other products or sold through our parts business; therefore, we have increased our provision for excess and obsolete inventory (Note 7), within cost of sales on our consolidated statements of income, by approximately $1.2 million during the year ended December 31, 2022.

Change in Estimate

During the first quarter of 2022, a review of the Company's useful lives for certain sheet metal manufacturing equipment at our Longview, Texas facilities resulted in a change in estimate that increased the useful lives from between ten and twelve years to fifteen years. This determination was based on recent and estimated future production levels as well as management's knowledge of the equipment and historical and future use of the equipment. The change in estimate was made prospectively and resulted in a decrease to depreciation expense within cost of sales on our consolidated statements of income of $1.8 million during the year ended December 31, 2022.

We do not believe the impact of these events had a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

On December 10, 2021, we closed on the acquisition of all of the issued and outstanding equity ownership of BasX, LLC, doing business as BASX Solutions. (Note 4). On December 29, 2021, BasX, LLC converted to a C-Corporation, BasX, Inc. ("BASX"), and is subject to income tax. We have included the results of BASX’s operations in our consolidated financial statements beginning December 11, 2021.

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

Restricted Cash

Restricted cash held at December 31, 2022 and December 31, 2021 consists of bank deposits and highly liquid, interest-bearing money market funds held for the purpose of the Company's qualified New Markets Tax Credit program (Note 17) to benefit an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations.

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

Concentration of Credit Risk

Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 3.1%, 3.0%, and 2.0% of revenues for the years ended December 31, 2022, 2021, and 2020, respectively.

One customer, Texas AirSystems LLC, accounted for more than 10.0% of our sales during 2022, 2021, and 2020. No other customer accounted for more than 10.0% of our sales during 2022, 2021, and 2020. One customer, Texas AirSystems LLC, accounted for more than 10.0% of our accounts receivable balance at December 31, 2022. No customers accounted for more than 10.0% of our accounts receivable balance at December 31, 2021.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	3 - 40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	3 - 15 years

On April 22, 2020, our plant and office facilities in Tulsa, Oklahoma experienced hail related weather damage and we filed a property insurance claim which carried a $500,000 deductible. We did not experience any significant structural damage or any operational interruption as a result of this weather event. In November 2020, we reached a final settlement with our insurance carrier, resulting in a net cumulative gain of $6.4 million, which is included in the consolidated statements of income. The received proceeds were used to make improvements to the current roof at our plant and office facilities in Tulsa, Oklahoma to extend the overall useful life.

In January 2023, we purchased additional real property and improvements for our AAON Coil Products operations in Longview, Texas for $3.6 million. This additional property consists of 64,000 square feet of warehouse space that will enable the continued growth of our AAON Coil Products operations.

Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The acquisition date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company may adjust the preliminary purchase price allocation, as necessary, as it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, which is generally up to one year after the acquisition closing date. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.

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

To perform this assessment, we first consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit and indefinite-lived intangible assets exceeds their carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit and indefinite-lived assets does not exceed their carrying amount, we calculate the fair value for the reporting unit and indefinite-lived assets and compare the amount to their carrying amount. If the fair value of a reporting unit and indefinite-lived asset exceeds their carrying amount, the reporting unit and indefinite-lived assets are not considered impaired. If the carrying amount of the reporting unit and indefinite-lived assets exceeds their fair value, the reporting unit and indefinite-lived assets are considered to be impaired and the balance is reduced by the difference between the fair value and carrying amount of the reporting unit and indefinite-lived assets.

We performed a qualitative assessment as of December 31, 2022 to determine whether it was more likely than not that the fair value of the reporting unit and indefinite-lived assets was greater than the carrying value of the reporting unit and indefinite-lived assets. Based on these qualitative assessments, we determined that the fair value of the reporting unit and indefinite-lived assets was more likely than not greater than the carrying value of the reporting unit and indefinite-lived assets.

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

The changes in the carrying amount of goodwill were as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$85,727	$3,229
Additions due to acquisitions (Note 4)	—	82,498
Decreases due to acquisition adjustments (Note 4)	(3,835)	—
Balance, end of period	81,892	85,727

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

Research and Development

The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2022, 2021, and 2020 research and development costs amounted to approximately $46.8 million, $16.6 million, and $17.4 million, respectively. The significant increase for the year ended December 31, 2022 was related to the inclusion of a full year of operations of BASX (Note 4), as well as our commitment to product performance and innovation.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2022, 2021, and 2020 was approximately $2.4 million, $1.6 million, and $0.8 million, respectively.

Shipping and Handling

We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2022, 2021, and 2020 shipping and handling fees amounted to approximately $24.4 million, $14.4 million, and $14.3 million, respectively.

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

Share-based compensation expense is recognized on a straight-line basis over the service period of the related share-based compensation award. Historically, stock options and restricted stock awards, granted to employees, vested at a rate of 20% per year. Restricted stock awards granted to directors historically vest over the shorter of directors' remaining elected term or one-third each year. Beginning March 2021, all new grants of stock options and restricted stock awards granted to employees, vest at a rate of 33.3% per year. Forfeitures are accounted for as they occur.

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

The PSUs cliff vest at the end of their respective service period. Share-based compensation expense is recognized on a straight-line basis over the service period of PSUs. The PSUs are subject to several service and market conditions, as defined by the PSU agreement, which allows the holder to retain a pro-rata amount of awards as a result of certain termination conditions, retirement, change in common control, or death. Forfeitures are accounted for as they occur.

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

Historically, sales of our products were moderately seasonal with the peak period being May-October of each year due to timing of construction projects being directly related to warmer weather. However, in recent years, given the increases in demand of our product and increases in our backlog, sales has become more constant throughout the year.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives was $39.1 million, $43.9 million, and $50.0 million for each of the years ended December 31, 2022, 2021, and 2020, respectively.

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

Leases

New leases entered into by the Company are assessed at lease inception for proper lease classification. At December 31, 2022, all of our leases are classified as operating leases.

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our consolidated balance sheets as of December 31, 2022 and 2021, and the rent expense for these short-term leases is not significant.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position, and cash flows. We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis. The most significant estimates include, but are not limited to, inventory valuation, inventory reserves, warranty accrual, workers' compensation accrual, medical insurance accrual, income taxes, useful lives of property, plant, and equipment, estimated future use of leased property, share-based compensation, business combinations, revenue percentage of completion and estimated costs to complete. Actual results could differ materially from those estimates.

3. Revenue Recognition

The following tables show disaggregated net sales by reportable segment (Note 22) by major source, net of intercompany sales eliminations.

	Year Ended December 31, 2022
	AAON Oklahoma	AAON Coil Products	BASX[1]	Total
	(in thousands)
Rooftop Units	$579,363	$—	$—	$579,363
Condensing Units	302	46,287	—	46,589
Air Handlers	—	47,442	14,434	61,876
Outdoor Mechanical Rooms	612	855	—	1,467
Cleanroom Systems	—	—	47,020	47,020
Data Center Cooling Solutions	—	—	53,522	53,522
Water-Source Heat Pumps	11,529	8,797	—	20,326
Part Sales	52,927	—	671	53,598
Other	19,112	3,909	2,006	25,027
	$663,845	$107,290	$117,653	$888,788

	Year Ended December 31, 2021
	AAON Oklahoma	AAON Coil Products	BASX[1]	Total
	(in thousands)
Rooftop Units	$398,461	$—	—	$398,461
Condensing Units	762	25,989	—	26,751
Air Handlers	—	26,589	95	26,684
Outdoor Mechanical Rooms	820	464	—	1,284
Cleanroom Systems	—	—	2,288	2,288
Data Center Cooling Solutions	—	—	1,688	1,688
Water-Source Heat Pumps	10,831	10,343	—	21,174
Part Sales	41,127	1	—	41,128
Other	11,844	3,203	12	15,059
	$463,845	$66,589	$4,083	$534,517

	Year Ended December 31, 2020
	AAON Oklahoma	AAON Coil Products	BASX[1]	Total
	(in thousands)
Rooftop Units	$400,946	$—	—	$400,946
Condensing Units	900	20,249	—	21,149
Air Handlers	—	23,931	—	23,931
Outdoor Mechanical Rooms	2,355	487	—	2,842
Water-Source Heat Pumps	10,663	8,390	—	19,053
Part Sales	32,561	—	—	32,561
Other	11,532	2,537	—	14,069
	$458,957	$55,594	—	$514,551
1 BASX was acquired by the Company on December 10, 2021, as such, the only applicable periods presented for BASX is the year ended December 31, 2022 and December 11, 2021 through December 31, 2021.

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

The $80.0 million of contingent consideration payable consists of $78.0 million payable to the former owners of BasX, LLC and $2.0 million payable to key employees of BasX, LLC whom are now employed by the Company. The potential future issuance of the Shares is contingent upon BASX meeting certain post-closing earn-out milestones during each of 2021, 2022, and 2023 under the terms of the MIPA Agreement (Note 16). The Company funded the acquisition cash portion of the purchase price and related transaction costs with cash on hand.

Additionally, as a condition to closing, the Company entered into a real estate purchase agreement with BasX Properties, LLC, an affiliate of BasX, LLC, to acquire the principal real property and improvements utilized by BASX for an additional $22.0 million, subject to customary closing conditions and adjustments. The Company closed this real estate transaction on May 31, 2022, which terminated the related lease (Note 5).

We incurred $4.4 million in transaction fees related to the acquisition which are included in selling, general, and administrative expenses on our consolidated statement of income for the year ended December 31, 2021. We have included the results of BASX’s operations in our consolidated financial statements beginning December 11, 2021.

We applied pushdown accounting, allowable under ASC 805 "Business Combinations," to "pushdown" our stepped-up basis in the assets acquired and liabilities assumed to BASX's subsidiary financial statements. The decision to apply pushdown accounting is irrevocable. Goodwill was calculated and recognized consistent with acquisition accounting, resulting in the pushdown of $78.7 million in goodwill as of December 31, 2022.

The following table presents the allocation of the consideration paid to the assets acquired and liabilities assumed in the acquisition described above, which was still preliminary at December 31, 2021. The revisions indicated below were recorded during the first quarter of 2022. The revisions were the result of updates to our preliminary estimates and third party valuation models. The impact of such revisions on consolidated net income were not significant.

	Final Allocation	Estimated Allocation as of December 31, 2021	Revisions
		(in thousands)
Accounts receivable	13,699	$13,699	$—
Inventories	2,725	2,725	—
Contract assets	7,635	7,635	—
Prepaid expenses and other	341	341	—
Property, plant and equipment	15,611	15,611	—
Right of use assets	13,169	13,169	—
Intangible assets	68,413	70,329	(1,916)
Goodwill	78,663	82,498	(3,835)
Accounts payable	(9,388)	(9,388)	—
Accrued liabilities	(3,807)	(3,807)	—
Contract liabilities	(7,771)	(7,771)	—
Lease liabilities	(15,611)	(15,611)	—
Contingent Consideration - shares of AAON	(60,000)	(66,000)	6,000
Consideration paid	$103,679	$103,430	$249

The Company recognized the following definite and indefinite-lived intangible assets as part of the acquisition:

	Final Allocation	Estimated Allocation as of December 31, 2021	Revisions
	(in thousands)
Definite-lived intangible assets
Intellectual property	$6,295	$6,479	$(184)
Customer relationships	47,547	48,684	(1,137)
	53,842	55,163	(1,321)

Indefinite-lived intangible assets
Trademarks	14,571	15,166	(595)
Total intangible assets acquired	$68,413	$70,329	$(1,916)

Goodwill is the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to acquire the skilled workforce and expanded market opportunities. Goodwill of $47.1 million was tax deductible upon completion of the final allocation of consideration paid to the assets acquired and liabilities acquired. Future additional amounts of goodwill related to the contingent consideration may become tax deductible in the future if the earn out provisions of the MIPA are achieved.

Pro Forma Results of Operations (unaudited)

The operations of BASX have been included in our consolidated statements of income since the closing date on December 10, 2021. The following unaudited pro forma consolidated results of operations for the years ended December 31, 2021 and 2020 are presented as if the combination had been made on January 1, 2020.

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

5. Leases

The Company has lease arrangements for certain administrative, manufacturing and warehousing facilities and equipment. Currently, all leases are classified as operating leases.

		December 31,
	Balance Sheet Classification	2022	2021
		(in thousands)
Right-of-use assets	Right of use assets	$7,123	$16,974
Current lease liability	Accrued liabilities	1,254	1,580
Noncurrent lease liability	Other long-term liabilities	5,993	15,467

Through the acquisition of BASX (Note 4), we acquired various leases for plant/office space and equipment, which were classified as operating leases. Through May 2022, BASX's manufacturing and office facility in Redmond, Oregon was leased from a related party (Note 21). On May 31, 2022, we completed the real estate transaction discussed in Note 4 and the associated operating lease was terminated.

Since 2018, the Company has leased the manufacturing, engineering and office space used by our operations in Parkville, Missouri. In October 2022, the Parkville, Missouri lease was amended to expand our manufacturing and office space from 51,000 square feet to 86,000 square feet. The amended lease will provide for 31,000 square feet of additional manufacturing and engineering space and for 4,000 square feet of additional office space. The amended lease extends the lease term through December 31, 2032.

In November 2022, the Company entered into a lease arrangement for additional storage facilities in Tulsa, Oklahoma to support our operations. The lease will add an additional 198,000 square feet to our operations. The lease term will expire October 31, 2025.

In June 2022, the Company entered into a lease agreement for land and facilities in Tulsa, Oklahoma to support our manufacturing operations. This lease was classified as a finance lease as the Company had the option to and was reasonably certain to purchase the underlying assets in 2023. However, during the third quarter of 2022, it was determined that the Company would no longer purchase the land or facility and terminate the lease due to unforeseen facility structural issues. We vacated the property and cancelled the lease at the end of 2022.

6. Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	December 31,
	2022	2021
	(in thousands)
Accounts receivable	$127,635	$71,329
Less: Allowance for credit losses	(477)	(549)
Total, net	$127,158	$70,780

	Years Ended December 31,
	2022	2021	2020
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$549	$506	$353
Provisions for expected credit losses, net of adjustments	359	43	153
Accounts receivable written off, net of recoveries	(431)	—	—
Balance, end of period	$477	$549	$506

7. Inventories

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2022	2021
	(in thousands)
Raw materials	$194,159	$124,480
Work in process	3,501	3,049
Finished goods	5,806	4,528
	203,466	132,057
Less: Allowance for excess and obsolete inventories	(4,527)	(1,787)
Total, net	$198,939	$130,270

	Years Ended December 31,
	2022	2021	2020
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$1,787	$3,261	$2,644
Provisions for excess and obsolete inventories	2,852	629	1,108
Inventories written off	(112)	(2,103)	(491)
Balance, end of period	$4,527	$1,787	$3,261

During the third quarter of 2022, we made the decision to no longer produce our small packaged geothermal/water-source heat pump units consisting of the WH Series horizontal configuration and WV Series vertical configuration (Note 1). Some related components and parts cannot be used in other products or sold through our parts business. As a result, we increased our provision for excess and obsolete inventory, within cost of sales on our consolidated statements of income, by approximately $1.2 million during the year ended December 31, 2022.

8. Intangible Assets

Our intangible assets consist of the following:

	December 31,
	2022	2021
Definite-lived intangible assets	(in thousands)
Intellectual property	$6,295	$6,479
Customer relationships	47,547	48,684
Less: Accumulated amortization	(3,807)	(208)
Total, net	50,035	54,955

Indefinite-lived intangible assets
Trademarks	14,571	15,166
Total intangible assets, net	$64,606	$70,121

Amortization expense recorded in cost of sales is as follows:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Amortization expense	$3,599	$246	$234

Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be approximately $3.6 million for each of the years ended 2023 through 2027.

9.  Supplemental Cash Flow Information

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosures:	(in thousands)
Interest paid	$2,412	$—	$—
Income taxes paid, net	19,293	7,891	13,754
Non-cash investing and financing activities:
Non-cash capital expenditures	1,919	(3,714)	2,843

10. Warranties

The Company has product warranties with various terms from one year from the date of first use or 18 months for parts, data center cooling solutions, and cleanroom systems to 25 years for certain heat exchangers. The Company has an obligation to replace parts if conditions under the warranty are met. A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products, and any known identifiable warranty issues.

Changes in the warranty accrual are as follows:

	Years Ended December 31,
	2022	2021	2020
Warranty accrual:	(in thousands)
Balance, beginning of period	$13,769	$13,522	$12,652
Payments made	(6,584)	(6,734)	(5,751)
Provisions	8,497	6,351	6,621
Assumed in business combination (Note 4)	—	630	—
Balance, end of period	$15,682	$13,769	$13,522

Warranty expense:	$8,497	$6,351	$6,621

11. Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities were comprised of the following:

	December 31,
	2022	2021
	(in thousands)
Warranty	$15,682	$13,769
Due to representatives	15,545	7,995
Payroll	11,901	8,423
Profit sharing	5,451	1,489
Workers' compensation	367	308
Medical self-insurance	1,178	1,943
Customer prepayments	3,750	5,931
Donations, short-term	637	438
Accrued income taxes	12,472	—
Employee vacation time	6,329	4,362
Extended warranties, short-term	1,330	1,593
Lease liability, short-term	1,254	1,580
Other	2,734	2,375
Total	$78,630	$50,206

Other long-term liabilities were comprised of the following:

	December 31,
	2022	2021
	(in thousands)
Lease liability	$5,993	$15,467
Extended warranties	4,539	3,042
Donations and other	976	334
Total	$11,508	$18,843

12. Revolving Credit Facility

On November 24, 2021, we amended our revolving credit facility to provide for maximum borrowings of $100.0 million, with an option to increase to $200.0 million. On May 27, 2022, we amended our $100.0 million Amended and Restated Loan Agreement dated November 24, 2021 ("Revolver"), to provide for maximum borrowings of $200.0 million. As of December 31, 2022 and December 31, 2021, we had an outstanding balance under the Revolver of $71.0 million and $40.0 million, respectively. We had one standby letter of credit totaling $0.8 million as of December 31, 2022 and 2021, respectively. Borrowings available under the Revolver at December 31, 2022, were $128.2 million. The Revolver expires on May 27, 2027.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. At December 31, 2022 and 2021, the weighted average interest rate of our Revolver was 3.0% and 1.3%, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the years ended December 31, 2022 and 2021, respectively.

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

At December 31, 2022, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At December 31, 2022, our leverage ratio was 0.46 to 1.0, which meets the requirement of not being above 3 to 1.

The previous revolving credit facility, prior to November 24, 2021, allowed for maximum borrowings of $30.0 million with an interest rate of LIBOR plus 2.0%. There were no fees associated with the unused portion of committed amounts under the previous revolving credit facility.

13.  Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Current	$37,489	$6,755	$9,939
Deferred	(13,332)	3,669	13,027
Income tax provision	$24,157	$10,424	$22,966

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020

Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	4.1%	1.8%	5.3%
Change in valuation allowance	—%	1.0%	—%
Excess tax benefits related to share-based compensation (Note 14)	(2.4)%	(7.8)%	(3.2)%
Return to provision	(0.3)%	—%	0.1%
Research and development tax credits	(2.1)%	(1.1)%	(0.9)%
Other	(0.9)%	0.2%	0.2%
Effective tax rate	19.4%	15.1%	22.5%

On May 21, 2021, the State of Oklahoma enacted House Bill 2960, effectively reducing the corporate income tax rate in Oklahoma from 6% to 4%. This resulted in a benefit of $0.8 million included in the table above under State income taxes, net of Federal benefit, for the year ending December 31, 2021.

We earn investment tax credits from the state of Oklahoma’s investment tax credit program. We use the flow-through method of accounting for the investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As of December 31, 2022, we have credit carryforwards totaling $3.1 million that have estimated expirations starting in 2035.

We also earn research and development tax credits as defined under Section 41 of the Internal Revenue Code. To qualify for the research and development tax credits, we perform annual studies that identifies, documents, and supports eligible expenses related to qualified research and development activities. Eligible expenses include but are not limited to supplies, material and internal wages. With the addition of BASX in December 2021 (Note 4), we identified additional eligible expenses related to qualified research and development activities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred income tax assets (liabilities):
Allowance for credit losses and inventory reserves	$1,337	$625
Warranty accrual	4,184	3,675
Other accruals	4,814	1,406
Share-based compensation	7,440	7,568
Research & development expenses	11,265	—
Oklahoma investment credit carryforward	3,115	3,404
Other, net	2,339	4,112
	34,494	20,790
Valuation allowance	(3,115)	(3,404)
Net deferred income tax assets	31,379	17,386
Property & equipment	(50,040)	(49,379)
Total deferred income tax liabilities	(50,040)	(49,379)
Net deferred income tax liabilities	$(18,661)	$(31,993)

In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 174, research and development expenses incurred after December 31, 2021 are required to be capitalized and amortized over 5 years. The amortization requirements for tax purposes is a mid-year convention, meaning that the tax amortization is 10% in the year of acquisition, 20% in the following 4 years, and 10% in the final year. Estimated Section 174 research and developments costs for the year ended December 31, 2022 were $46.8 million. This resulted in a reduction of our deferred tax liability of approximately $11.3 million for the year ended December 31, 2022.

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

We file income tax returns in the U.S., state and foreign income tax jurisdictions. We are subject to U.S. income tax examinations for the tax years 2018 to present, and to non-U.S. income tax examinations for the tax years 2017 to present. In addition, we are subject to state and local income tax examinations for tax years 2017 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

14.  Share-Based Compensation

On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (as amended, “LTIP”) which provided an additional 3.3 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units, and performance awards. Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.

On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan (“2016 Plan”) which provides for approximately 8.9 million shares, comprised of 3.4 million new shares provided for under the 2016 Plan, approximately 0.4 million shares that were available for issuance under the previous LTIP that are now authorized for issuance under the 2016 Plan, approximately 2.6 million shares that were approved by the stockholders on May 15, 2018, and an additional 2.5 million shares that were approved by the stockholders on May 12, 2020.

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

Options

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the years ended December 31, 2022, 2021, and 2020 using a Black Scholes-Merton Model:

	2022	2021	2020

Directors and SLT[1]:
Expected dividend yield	$0.38	$0.38	$0.33
Expected volatility	36.07%	35.78%	31.63%
Risk-free interest rate	2.31%	0.51%	0.64%
Expected life (in years)	4.0	4.0	5.0
Employees:
Expected dividend yield	$0.39	$0.38	$0.32
Expected volatility	37.49%	38.67%	31.39%
Risk-free interest rate	2.35%	0.32%	0.67%
Expected life (in years)	3.0	3.0	5.0
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

The following is a summary of stock options vested and exercisable as of December 31, 2022:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$20.92 - 41.37	1,031,134	5.14	$36.60	$39,926
$42.42 - 54.20	247,535	7.03	44.68	7,583
$54.29 - 79.92	98,344	8.10	72.38	294
Total	1,377,013	5.69	$40.61	$47,803

A summary of option activity under the plans is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2021	3,365,469	$42.88
Granted	465,515	55.40
Exercised	(597,761)	38.71
Forfeited or Expired	(192,876)	49.56
Outstanding at December 31, 2022	3,040,347	$45.20
Exercisable at December 31, 2022	1,377,013	$40.61

The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2022 is $12.9 million and is expected to be recognized over a weighted-average period of 1.6 years.

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $16.0 million, $22.6 million, and $15.5 million, respectively. The cash received from options exercised during the year ended December 31, 2022, 2021, and 2020 was $23.1 million, $21.1 million, and $21.4 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends. At December 31, 2022, unrecognized compensation cost related to unvested restricted stock awards was approximately $4.4 million which is expected to be recognized over a weighted average period of 1.6 years.

A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant Date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2021	161,225	$46.08
Granted	68,020	53.97
Vested	(72,936)	45.31
Forfeited	(11,483)	48.23
Unvested at December 31, 2022	144,826	$50.00

PSUs

We have awarded performance restricted stock units ("PSUs") to certain officers and employees under our 2016 Plan. Unlike our restricted stock awards, these PSUs are not considered legally outstanding and do not accrue dividends during the vesting period. These PSUs vest based on the level of achievement with respect to the Company's total shareholder return ("TSR") benchmarked against similar companies included in the capital goods sector of the S&P Smallcap 600 Index. The TSR measurement period is three years. At the end of the measurement period, each award will be converted into AAON common stock at 0% to 200% of the PSUs held, depending on overall TSR as compared to the S&P SmallCap 600 Index benchmark companies.

The total pre-tax compensation cost related to unvested PSUs not yet recognized as of December 31, 2022 is $2.0 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the years ended December 31, 2022 and 2021, using a Monte Carlo Model:

	2022	2021
Expected dividend rate	$0.38	$0.38
Expected volatility	37.60%	39.10%
Risk-free interest rate	2.00%	0.28%
Expected life (in years)	2.80	2.80

The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	16,851	$87.78
Granted	50,839	44.74
Vested	—	—
Forfeited	(5,031)	62.14
Unvested at December 31, 2022[1]	62,659	$54.92
[1] Consists of 14,817 PSUs cliff vesting December 31, 2024 and 47,842 PSUs cliff vesting December 31, 2025.

Key Employee Awards

Subject to the MIPA Agreement (Note 4), the Company granted awards to key employees of BASX ("Key Employee Awards"). Unlike our restricted stock awards under the 2016 Plan, the Key Employee Awards are not considered legally outstanding and do not accrue dividends during the vesting period. The potential future issuance of the Key Employee Awards is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ending 2021, 2022, and 2023 as defined by the MIPA Agreement and continued employment with the Company. At the end of the earn-out period, ending December 31, 2023, each eligible Key Employee Award will vest and be converted into AAON common stock. The fair value of Key Employee Awards was based on the fair market value of AAON common stock on the grant date.

The total pre-tax compensation cost related to unvested Key Employee Awards not yet recognized as of December 31, 2022 is $1.0 million and is expected to be recognized over a weighted average period of approximately 1.0 year.

A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	26,599	$80.18
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2022	26,599	$80.18

Summary of Share-based Compensation

A summary of share-based compensation is as follows for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Grant date fair value of awards during the period:	(in thousands)
Options	$6,522	$7,010	$12,615
Restricted stock	3,671	2,517	3,316
PSUs	2,275	1,622	—
Key employee awards	—	1,572	—
Total	$12,468	$12,721	$15,931

	2022	2021	2020
Share-based compensation expense:	(in thousands)
Options	$8,585	$8,724	$8,312
Restricted stock	3,105	2,519	3,030
PSUs	958	525	—
Key employee awards	1,052	44	—
Total	$13,700	$11,812	$11,342
`

	2022	2021	2020
Income tax benefit related to share-based compensation:	(in thousands)
Options	$2,715	$4,571	$2,698
Restricted stock	241	837	519
Total	$2,956	$5,408	$3,217

15. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees deferral rates will be increased to 6.0% unless their current rate is above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses for the years ended 2022, 2021, and 2020.

The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$15,475	$9,724	$9,091

Profit Sharing Bonus Plans

We maintain a discretionary profit sharing bonus plan under which approximately 10.0% of pre-tax profit from AAON Oklahoma and AAON Coil Products is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees of AAON Oklahoma or AAON Coil Products who are actively employed and working on the first and last days of the calendar quarter and who were employed full-time for at least three full months prior to the beginning of the calendar quarter, excluding the Company's senior leadership team.

BASX has a separate employee incentive program (EIP), under which 5.0% of BASX's pre-tax profit, plus certain add backs, is paid ratably to eligible employees based on days-of-pay during the fiscal year. Eligible employees are regular full-time and part-time employees who have worked during the year and are still employed when the EIP payment is made following the end of the fiscal year, excluding members of BASX's senior leadership team and any employee paid commissions or royalties.

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Profit sharing bonus plan and employee incentive plan expense	$14,009	$8,526	$11,593

Employee Medical Plan

At AAON Oklahoma and AAON Coil Products, we self-insure for our employees' health insurance, and make medical claim payments up to certain stop-loss amounts. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plan. In addition, the Company matches 175.0% of a participating AAON Oklahoma and AAON Coil Products employee's allowed contributions to a qualified health saving account to assist employees with our heath insurance plan deductibles.

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

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Medical claim payments	$10,459	$9,640	$9,060
Health saving account contributions	3,862	3,482	3,476

16.  Stockholders’ Equity

Stock Repurchase

The Board has authorized two active stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

Our open market repurchase programs are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
March 5, 2019 [1]	$20 million	March 4, 2020
March 13, 2020	$20 million	November 9, 2022
November 3, 2022	$50 million	**[2]
[1] The 2018 and 2019 purchase authorizations were executed under 10b5-1 programs.
[2] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.

The Company repurchases shares of AAON stock from employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Lastly, the Company also had a stock repurchase arrangement by which employee-participants in our 401(k) Plan were entitled to have shares of AAON stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. No additional shares have been purchased by the Company under this arrangement since June 2022.

Our repurchase activity is as follows:

	2022			2021			2020
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	122,112	$6,823	$55.87	—	$—	$—	103,689	$4,987	$48.10
401(k)	103,936	5,913	56.89	297,772	20,876	70.11	438,921	25,073	57.12
Directors & employees	17,228	1,019	59.15	22,526	1,590	70.59	23,272	1,169	50.23
Total	243,276	$13,755	$56.54	320,298	$22,466	$70.14	565,882	$31,229	$55.19

Our repurchase activity since Company inception, including our current authorized stock repurchase programs are as follows:

	Inception to Date
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,327,367	$81,616	$18.86
401(k)	8,308,368	171,789	20.68
Directors & employees	2,044,955	23,360	11.42
Total	14,680,690	$276,765	$18.85

Dividends

At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our cash dividends for the three years ended December 31, 2022 are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
May 15, 2020	June 3, 2020	July 1, 2020	$0.19
November 10, 2020	November 27, 2020	December 18, 2020	$0.19
May 17, 2021	June 3, 2021	July 1, 2021	$0.19
November 9, 2021	November 26, 2021	December 17, 2021	$0.19
May 18, 2022	June 3, 2022	July 1, 2022	$0.19
November 8, 2022	November 28, 2022	December 16, 2022	$0.24

We paid cash dividends of $22.9 million, $19.9 million, and $19.8 million in 2022, 2021, and 2020, respectively.

Contingent Shares Issued in BASX Acquisition

On December 10, 2021, we closed on the acquisition of BASX (Note 4). Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1,037,000 shares of AAON stock, par value $0.004 per share. The shares do not accrue dividends.

Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. We estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of December 31, 2022, 486,286 shares related to the 2021 earn-out milestone have been issued to the former owners of BASX as part of a private placement exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity. No additional shares have been issued as of February 22, 2023.

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

This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The value attributable to the put/call is nominal. The Investor's interest of $6.4 million is recorded in New market tax credit obligation on the consolidated balance sheets. The Company incurred approximately $0.3 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.

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

18.  Commitments and Contingencies

Havtech Litigation

On January 24, 2022, one of the Company’s former independent sales representative firms, Havtech, LLC (and its affiliate, Havtech Parts Division, LLC, collectively “Plaintiffs”), filed a complaint (the “Complaint”) in the Circuit Court for Howard County, Maryland (Havtech, LLC, et al., v. AAON, Inc., et al.). The Complaint challenged the Company’s termination of its business relationship with Plaintiffs. The Company removed the action to the United States District Court for the District of Maryland (Northern Division) and moved to dismiss the Complaint. Plaintiffs’ First Amended Complaint (“First Amended Complaint”) was entered by the court on July 28, 2022. The First Amended Complaint asserts that the Company improperly terminated Plaintiffs and seeks damages alleged to be no less than $48.6 million, plus fees and costs. The Company filed its Answer to First Amended Complaint on January 31, 2023. The Company believes that Plaintiffs’ claims are without merit and intends to vigorously defend itself.

Other Matters

The Company is involved from time to time in claims and lawsuits incidental to our business arising from various matters, including alleged violations of contract, product liability, warranty, environmental, regulatory, personal injury, intellectual property, employment, tax and other laws. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. We do not believe these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of December 31, 2022, except as noted below.

On April 27, 2022, the Company entered into a purchase and sale agreement with a third-party manufacturer to purchase certain assets to design and manufacture fan wheels for the purchase price of $6.5 million. As of December 31, 2022, we have paid approximately $3.5 million related to this agreement, which is included in other long-term assets and property, plant and equipment, with the remaining $3.0 million included in accounts payable and other long-term assets on our consolidated balance sheets. The final payment will be made in 2023.

19. New Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

20. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	2022	2021	2020
Numerator:	(in thousands, except share and per share data)
Net income	$100,376	$58,758	$79,009
Denominator:
Basic weighted average shares	53,054,986	52,404,199	52,168,679
Effect of dilutive shares related to stock based compensation[1]	842,783	1,301,698	892,490
Effect of dilutive shares related contingent consideration[2]	199,303	23,092	—
Diluted weighted average shares	54,097,072	53,728,989	53,061,169
Earnings per share:
Basic	$1.89	$1.12	$1.51
Dilutive	$1.86	$1.09	$1.49
Anti-dilutive shares:
Shares	605,480	304,029	364,787
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 14)
[2] Dilutive shares related to contingent shares issued to former owners of BASX (Note 4)

21.  Related Parties

The Company sells units to an entity owned by a member of the CEO/President's immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products. Additionally, the Company purchases some supplies from entities controlled by two of the Company’s board members and a member of the Company's executive management team. The Company also periodically makes sales to a board member for parts. From December 10, 2021 through May 31, 2022 (Note 4), the Company leased a manufacturing and office facility in Redmond, Oregon from an entity in which certain members of BASX management have an ownership interest. This facility was purchased 100% by the Company on May 31, 2022.

Following is a summary of transactions and balances with affiliates:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Sales to affiliates	$5,789	$3,752	$3,475
Payments to affiliates	1,318	185	256

		December 31,
		2022	2021
		(in thousands)
Due from affiliates		$432	$547

22. Segments

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

AAON Oklahoma: AAON Oklahoma designs, manufactures, sells, and services standard, semi-custom, and custom heating, ventilation, and air conditioning ("HVAC") systems, designs and produces controls solutions for all of our HVAC units, and sells retail parts to customers through our two retail part stores in Tulsa, Oklahoma as well as online. Through our Norman Asbjornson Innovation Center ("NAIC") research and development laboratory facility in Tulsa, Oklahoma, the Company is able to test units under various environmental conditions. AAON Oklahoma includes the operations of our Tulsa, Oklahoma and Parkville, Missouri facilities, our NAIC research and development laboratory facility and two retail parts locations.

AAON Coil Products: AAON Coil Products designs and manufactures a selection of our standard, semi-custom, and custom HVAC systems. AAON Coil Products also designs and manufactures various heating and cooling coils to be used in HVAC systems, mostly for the benefit of AAON Oklahoma and AAON Coil Products. AAON Coil Products consists of operations at our Longview, Texas facilities.

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

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net Sales
AAON Oklahoma
External sales	$663,845	$463,845	$458,957
Inter-segment sales	3,251	2,504	2,683
AAON Coil Products
External sales	107,290	66,589	55,594
Inter-segment sales	30,932	24,250	21,552
BASX[1]
External sales	117,653	4,083	—
Inter-segment sales	79	—	—
Eliminations	(34,262)	(26,754)	(24,235)
Net sales	$888,788	$534,517	$514,551

Gross Profit
AAON Oklahoma	$172,983	$126,868	$140,099
AAON Coil Products	33,311	10,075	15,750
BASX[1]	31,278	887	—
Gross profit	$237,572	$137,830	$155,849

	December 31,
	2022	2021
	(in thousands)
Long-lived assets
AAON Oklahoma	$213,731	$183,840
AAON Coil Products	68,013	62,534
BASX	35,578	28,662
Total long-lived assets	$317,322	$275,036

Intangible assets and goodwill
AAON Oklahoma	$3,229	$3,229
AAON Coil Products	—	—
BASX	143,269	152,619
Total intangible assets and goodwill	$146,498	$155,848
1 BASX was acquired on December 10, 2021. We have included the results of BASX's operations in our consolidated financial statements beginning December 11, 2021.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.

Based upon the evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at December 31, 2022 to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Based on our assessment, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AAON, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 27, 2023 expressed an unqualified opinion on those financial statements.

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
February 27, 2023

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 16, 2023.

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

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 16, 2023.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 16, 2023.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item 407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of stockholders scheduled to be held May 16, 2023.

Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2022, 2021, or 2020.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 16, 2023.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (ii)
		(B)	Amended and Restated Bylaws (i)

	(4.1)		Amended and Restated Loan Agreement (dated November 24, 2021) and related documents (iii)

	(4.2)		First Amendment to the Amended and Restated Loan Agreement (dated May 27, 2022) and related documents (viii)

	(4.16)		Description of Securities

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (v)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (vi)

	(10.3)		AAON, Inc. 2016 Long-Term Incentive Plan (iv)

	(21)		List of Subsidiaries

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(99.1)		Membership Interest Purchase Agreement - Acquisition of BASX, LLC (dated November 18, 2021) (vii)

	(101)	(INS)	Inline XBRL Instance Document

	(101)	(SCH)	Inline XBRL Taxonomy Extension Schema

	(101)	(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

	(101)	(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

	(101)	(LAB)	Inline XBRL Taxonomy Extension Label Linkbase

	(101)	(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

	(104)		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

	(i)		Incorporated herein by reference to the exhibits to our Form 8-K dated May 15, 2020.

	(ii)		Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

	(iii)		Incorporated herein by reference to exhibit to our Form 8-K dated November 24, 2021.

(iv)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-212863 dated August 2, 2016, our Form S-8 Registration Statement No. 333-226512 dated August 2, 2018, and our Form S-8 Registration Statement No. 333-241538 dated August 6, 2020.

(v)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 333-52824.

(vi)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915, Form S-8 Registration Statement No. 333-207737.

(vii)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(viii)	Incorporated herein by reference to the exhibits to our Form 8-K dated May 27, 2022.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	February 27, 2023	By:	/s/ Gary D. Fields
Gary D. Fields, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 27, 2023	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer, President, and Director (principal executive officer)

Dated:	February 27, 2023	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer (principal financial officer)

Dated:	February 27, 2023	/s/ Christopher D. Eason
Christopher D. Eason Chief Accounting Officer (principal accounting officer)

Dated:	February 27, 2023	/s/ Norman H. Asbjornson
Norman H. Asbjornson Director

Dated:	February 27, 2023	/s/ Angela E. Kouplen
Angela E. Kouplen Director

Dated:	February 27, 2023	/s/ Caron A. Lawhorn
Caron A. Lawhorn Director

Dated:	February 27, 2023	/s/ Stephen O. LeClair
Stephen O. LeClair Director

Dated:	February 27, 2023	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 27, 2023	/s/ David R. Stewart
David R. Stewart Director

Dated:	February 27, 2023	/s/ Bruce Ware
Bruce Ware Director

Dated:	February 27, 2023	/s/ Luke A. Bomer
Luke A. Bomer Secretary