Form 10-Q
period 2023-03-31
AAON, INC.
filed 2023-05-04
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
(918) 583-2266
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.004 par value per share	AAON	NASDAQ

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
Yes ☐                      No ☑

As of May 2, 2023, registrant had outstanding a total of 54,252,713 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2023	December 31, 2022
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$2,515	$5,451
Restricted cash	465	498
Accounts receivable, net of allowance for credit losses of $421 and $477, respectively	160,954	127,158
Inventories, net	199,579	198,939
Contract assets	15,126	15,151
Prepaid expenses and other	5,540	1,919
Total current assets	384,179	349,116
Property, plant and equipment:
Land	8,904	8,537
Buildings	177,119	169,156
Machinery and equipment	360,628	342,045
Furniture and fixtures	31,868	30,033
Total property, plant and equipment	578,519	549,771
Less: Accumulated depreciation	253,953	245,026
Property, plant and equipment, net	324,566	304,745
Intangible assets, net	63,704	64,606
Goodwill	81,892	81,892
Right of use assets	7,166	7,123
Other long-term assets	6,407	6,421
Total assets	$867,914	$813,903

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,561	$45,513
Accrued liabilities	86,173	78,630
Contract liabilities	22,137	21,424
Total current liabilities	137,871	145,567
Revolving credit facility, long-term	83,664	71,004
Deferred tax liabilities	19,582	18,661
Other long-term liabilities	10,923	11,508
New market tax credit obligation (a)	6,460	6,449
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 54,201,863 and 53,425,184 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	217	214
Additional paid-in capital	117,077	98,735
Retained earnings	492,120	461,765
Total stockholders' equity	609,414	560,714
Total liabilities and stockholders' equity	$867,914	$813,903
(a) Held by variable interest entities (Note 16)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Net sales	$265,953	$182,771
Cost of sales	188,799	136,707
Gross profit	77,154	46,064
Selling, general and administrative expenses	32,942	23,056
Loss (gain) on disposal of assets	6	(2)
Income from operations	44,206	23,010
Interest expense, net	(1,150)	(190)
Other income, net	114	21
Income before taxes	43,170	22,841
Income tax provision	6,356	4,782
Net income	$36,814	$18,059
Earnings per share:
Basic	$0.69	$0.34
Diluted	$0.67	$0.33
Cash dividends declared per common share:	$0.12	$—
Weighted average shares outstanding:
Basic	53,640,598	52,613,232
Diluted	55,240,638	53,950,995

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2022	53,425	$214	$98,735	$461,765	$560,714
Net income	—	—	—	36,814	36,814
Stock options exercised, restricted stock awards	789	3	15,853	—	15,856
granted, and contingent shares issued (Note 15)
Share-based compensation	—	—	3,519	—	3,519
Stock repurchased and retired	(12)	—	(1,030)	—	(1,030)
Dividends	—	—	—	(6,459)	(6,459)
Balances at March 31, 2023	54,202	$217	$117,077	$492,120	$609,414

	Three Months Ended March 31, 2022
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2021	52,528	$210	$81,654	$384,306	466,170
Net income	—	—	—	18,059	18,059
Stock options exercised, restricted stock awards	605	2	2,890	—	2,892
granted, and contingent shares issued (Note 15)
Share-based compensation	—	—	3,112	—	3,112
Stock repurchased and retired	(68)	—	(4,082)	—	(4,082)
Contingent consideration	—	—	(6,000)	—	(6,000)
Dividends	—	—	—	5	5
Balances at March 31, 2022	53,065	$212	$77,574	$402,370	$480,156

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2023	2022
Operating Activities	(in thousands)
Net income	$36,814	$18,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,274	7,076
Amortization of debt issuance cost	11	11
Amortization of right of use assets	29	67
(Recoveries of) provision for credit losses on accounts receivable, net of adjustments	(56)	288
Provision for excess and obsolete inventories, net of write-offs	221	220
Share-based compensation	3,519	3,112
Loss (gain) on disposition of assets	6	(2)
Foreign currency transaction gain	(2)	(9)
Interest income on note receivable	(6)	(6)
Deferred income taxes	921	973
Changes in assets and liabilities:
Accounts receivable	(33,740)	(43,244)
Income taxes	5,262	3,631
Inventories	(861)	(16,041)
Contract assets	25	(4,252)
Prepaid expenses and other long-term assets	(3,613)	(3,588)
Accounts payable	(16,318)	6,325
Contract liabilities	713	17,998
Extended warranties	777	68
Accrued liabilities and other long-term liabilities	847	2,511
Net cash provided by (used in) operating activities	4,823	(6,803)
Investing Activities
Capital expenditures	(28,935)	(14,031)
Cash paid in business combination, net of cash acquired	—	(249)
Proceeds from sale of property, plant and equipment	102	2
Principal payments from note receivable	14	14
Net cash used in investing activities	(28,819)	(14,264)
Financing Activities
Borrowings under revolving credit facility	105,172	25,000
Payments under revolving credit facility	(92,512)	—
Stock options exercised	15,856	2,890
Repurchase of stock	—	(3,278)
Employee taxes paid by withholding shares	(1,030)	(804)
Cash dividends paid to stockholders	(6,459)	—
Net cash provided by financing activities	21,027	23,808
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,969)	2,741
Cash, cash equivalents and restricted cash, beginning of period	5,949	3,487
Cash, cash equivalents and restricted cash, end of period	$2,980	$6,228

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. General

Basis of Presentation

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc. ("AAON Oklahoma"), an Oklahoma corporation, AAON Coil Products, Inc., a Texas corporation, and BasX, Inc. ("BASX"), an Oregon corporation (collectively, the “Company”). The accompanying unaudited consolidated financial statements of AAON, Inc. and our operating subsidiaries, all of which are wholly-owned, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2022 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis. The most significant estimates include, but are not limited to, inventory valuation, inventory reserves, warranty accrual, medical insurance accrual, income taxes, useful lives of property, plant, and equipment, estimated future use of leased property, share-based compensation, business combinations, revenue percentage of completion and estimated costs to complete. Actual results could differ materially from those estimates.

Inflation and Labor Market

In 2022 and continuing into 2023, we have witnessed increases in our raw material and component prices. Due to our favorable liquidity position, we continue to make strategic purchases of materials when we see opportunities. We continue to manage the increase in the cost of raw materials through price increases for our products. We have also experienced supply chain challenges related to specific manufacturing parts, which we have managed through our strong vendor relationships as well as expanding our list of vendors.

Additionally, we continue to experience challenges in a tight labor market, especially the hiring of both skilled and unskilled production labor. We have implemented the following wage increases to remain competitive and to attract and retain employees:
•In March 2022, we awarded annual merit raises for an overall 3.0% increase to wages.
•In October 2022, we implemented a cost of living increase of 3.5% in place for all employees below the Senior Leadership Team ("SLT") level.
•In March 2023, we awarded annual merit raises for an overall 3.9% increase to wages.

We will continue to implement human resource initiatives to retain and attract labor to further increase production capacity. Beginning in 2023, initiatives included changing our employee paid time off policy, historically awarded in arrears at the beginning of each quarter, to accrue ratably over each pay period. Additionally, we enhanced our benefits for short-term disability, life insurance, paid parental leave and paid military leave.

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

WH Series and WV Series Water Source Heat Pump Units

As part of the normal course of business, management is continually monitoring the profitability of the Company's various product series offerings. During the third quarter of 2022, management made the decision to no longer produce our small packaged geothermal/water-source heat pump units consisting of the WH Series horizontal configuration and WV Series vertical configuration, from one-half to 12 1/2 tons ("WH/WV"). These WH/WV units are produced solely out of the AAON Oklahoma facility. Production of the remaining WH/WV backlog is expected to continue through the first half of 2023.

Accounting Policies

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Definite-Lived Intangible Assets

Our definite-lived intangible assets include various trademarks, service marks, and technical knowledge acquired in business combinations. We amortize our definite-lived intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.

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

The changes in the carrying amount of goodwill were as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$81,892	$85,727
Additions due to acquisitions	—	—
Decreases due to business combination revisions[1]	—	(3,835)
Balance, end of period	$81,892	$81,892
[1] Revisions related to the December 2021 acquisition of BASX.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification ("ASC"). We consider the applicability and impact of all ASUs. ASUs not listed or included within the Company's Annual Report on Form 10-K for the year ended December 31, 2022, were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

2.  Revenue Recognition

The following tables show disaggregated net sales by reportable segment (Note 19) by major source, net of intercompany sales eliminations.

	Three Months Ended March 31, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop Units	$180,026	$—	$—	$180,026
Condensing Units	—	15,278	—	15,278
Air Handlers	—	12,221	3,038	15,259
Outdoor Mechanical Rooms	208	151	—	359
Cleanroom Systems	—	—	12,622	12,622
Data Center Cooling Solutions	—	1,446	14,476	15,922
Water-Source Heat Pumps	2,730	3,080	—	5,810
Part Sales	13,904	1	248	14,153
Other[1]	5,134	1,235	155	6,524
	$202,002	$33,412	$30,539	$265,953

	Three Months Ended March 31, 2022
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop Units	$121,706	$—	$—	$121,706
Condensing Units	242	8,976	—	9,218
Air Handlers	—	9,438	1,339	10,777
Outdoor Mechanical Rooms	554	110	—	664
Cleanroom Systems	—	—	8,039	8,039
Data Center Cooling Solutions	—	—	10,868	10,868
Water-Source Heat Pumps	2,986	2,353	—	5,339
Part Sales	10,216	—	—	10,216
Other[1]	4,163	1,058	723	5,944
	$139,867	$21,935	$20,969	$182,771
[1] Other sales include freight, extended warranties and miscellaneous revenue.

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

Historically, sales of our products were moderately seasonal with the peak period being May-October of each year due to timing of construction projects being directly related to warmer weather. However, in recent years, given the increases in demand of our product and increases in our backlog, sales have become more constant throughout the year.

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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $13.3 million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively.

3. Leases

The Company has various lease arrangements for certain manufacturing and warehousing facilities, equipment rental, as well as administrative facilities. Currently, all leases are classified as operating leases.

The following table presents the balances by lease type:

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Operating Leases
Right of use assets	Right of use assets	$7,166	$7,123
Lease liability, short-term	Accrued liabilities	$1,459	$1,254
Lease liability, long-term	Other long-term liabilities	$5,860	$5,993

Since 2018, the Company has leased the manufacturing, engineering and office space used by our operations in Parkville, Missouri, which is classified as an operating lease. In October 2022, the Parkville, Missouri lease was amended to expand our manufacturing and office space from 51,000 square feet to 86,000 square feet. The amended lease provides for approximately 31,000 square feet of additional manufacturing and engineering space and approximately 4,000 square feet of additional office space. The amended lease extends the lease term through December 31, 2032.

In November 2022, the Company entered into a lease agreement for land and facilities in Tulsa, Oklahoma to support our operations. The lease provides an additional 198,000 square feet to support our operations. The lease term will expire October 31, 2025.

`
4.  Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Accounts receivable	$161,375	$127,635
Less: Allowance for credit losses	(421)	(477)
Total, net	$160,954	$127,158

	Three Months Ended
	March 31, 2023	March 31, 2022
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$477	$549
(Recoveries of) provisions for expected credit	(56)	288
losses, net of adjustments
Accounts receivable written off, net of recoveries	—	—
Balance, end of period	$421	$837

5.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Raw materials	$194,668	$194,159
Work in process	4,338	3,501
Finished goods	5,321	5,806
Total, gross	204,327	203,466
Less: Allowance for excess and obsolete inventories	(4,748)	(4,527)
Total, net	$199,579	$198,939

	Three Months Ended
	March 31, 2023	March 31, 2022
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$4,527	$1,787
Provision for excess and obsolete	664	220
inventories
Inventories written off	(443)	—
Balance, end of period	$4,748	$2,007

6.  Intangible assets

Our intangible assets consist of the following:

	March 31, 2023	December 31, 2022
Definite-lived intangible assets	(in thousands)
Intellectual property	$6,295	$6,295
Customer relationships	47,547	47,547
Less: Accumulated amortization	(4,709)	(3,807)
Total, net	49,133	50,035

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$63,704	$64,606

Amortization expense recorded in cost of sales is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Amortization expense	$902	$895

Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be $3.6 million for each of the years ending 2023 through 2027.

7.  Supplemental Cash Flow Information

	Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental disclosures:	(in thousands)
Interest paid	$1,121	$115
Income taxes paid	$172	$176
Non-cash investing and financing activities:
Non-cash capital expenditures	$366	$458

8.  Warranties

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

Changes in the warranty accrual are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Warranty accrual:	(in thousands)
Balance, beginning of period	$15,682	$13,769
Payments made	(1,881)	(1,219)
Warranty expense	2,408	1,157
Balance, end of period	$16,209	$13,707

9.  Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities were comprised of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Warranty	$16,209	$15,682
Due to representatives	15,382	15,545
Payroll	11,277	11,901
Profit sharing	4,866	5,451
Workers' compensation	390	367
Medical self-insurance	1,197	1,178
Customer prepayments	1,749	3,750
Donations, short-term	402	637
Accrued income taxes	17,734	12,472
Employee vacation time	9,572	6,329
Lease liability, short-term	1,459	1,254
Property taxes	1,119	—
Extended warranties, short-term	2,263	1,330
Other	2,554	2,734
Total	$86,173	$78,630

Other long-term liabilities were comprised of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Lease liability	$5,860	$5,993
Extended warranties	4,383	4,539
Donations and other	680	976
Total	$10,923	$11,508

10.  Revolving Credit Facility

On May 27, 2022, we amended our $100.0 million Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Revolver”), to provide for maximum borrowings of $200.0 million. As of March 31, 2023 and December 31, 2022, we had $83.7 million and $71.0 million outstanding under the Revolver, respectively. We have one standby letter of credit totaling $0.3 million as of March 31, 2023. Borrowings available under the Revolver at March 31, 2023 were $116.0 million. The Revolver expires on May 27, 2027.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.0% and 1.3% for the three months ended March 31, 2023 and 2022, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three months ended March 31, 2023 and 2022.

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

At March 31, 2023, we were in compliance with our covenants, as defined by the Revolver. Our financial covenants require that we meet certain parameters related to our leverage ratio. At March 31, 2023, our leverage ratio was 0.47 to 1.0, which meets the requirement of not being above 3 to 1.

On April 20, 2023, we amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit executed on April 25, 2023 (Note 16).

11.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Current	$5,435	$3,809
Deferred	921	973
Income tax provision	$6,356	$4,782

The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Federal statutory rate	21.0%	21.0%
State income taxes, net of Federal benefit	4.0%	3.0%
Excess tax benefits related to share-based compensation (Note 12)	(8.8)%	(2.2)%
Return to provision	(0.3)%	—%
Research and development credits	(1.5)%	(0.8)%
Other	0.3%	(0.1)%
Effective tax rate	14.7%	20.9%
We earn investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As of March 31, 2023, we have investment tax credit carryforwards of approximately $6.3 million. These credits have estimated expirations from the year 2039 through 2043.

The Company's estimated annual 2023 effective tax rate, excluding discrete events, is approximately 24.3%. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. income tax examinations for tax years 2019 to present, and to non-U.S. income tax examinations for the tax years 2018 to present. In addition, we are subject to state and local income tax examinations for the tax years 2018 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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

Options

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2023 and 2022 using a Black Scholes-Merton Model:

	Three months ended
	March 31, 2023	March 31, 2022
Directors and SLT[1]:
Expected dividend rate	$0.48	$0.38
Expected volatility	37.89%	35.87%
Risk-free interest rate	4.40%	2.11%
Expected life (in years)	4.0	4.0
Employees:
Expected dividend rate	$0.48	$0.38
Expected volatility	39.55%	37.16%
Risk-free interest rate	4.48%	1.98%
Expected life (in years)	3.0	3.0
1 SLT consists of officers and key members of management.

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

The following is a summary of stock options vested and exercisable as of March 31, 2023:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$20.92	-	$41.37	1,160,450	5.09	$37.25	$68,977
$42.42	-	$55.60	377,159	7.28	46.39	18,970
$55.63	-	$93.05	149,544	7.89	72.76	3,578
		Total	1,687,153	5.83	$42.44	$91,525

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	3,040,347	$45.20
Granted	191,286	91.35
Exercised	(367,167)	43.18
Forfeited or Expired	(24,587)	49.88
Outstanding at March 31, 2023	2,839,879	$48.52
Exercisable at March 31, 2023	1,687,153	$42.44

The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2023 is $15.2 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $16.7 million and $1.9 million, respectively. The cash received from options exercised during the three months ended March 31, 2023 and 2022 was $15.9 million and $2.9 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At March 31, 2023, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.4 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	144,826	$50.00
Granted	32,883	88.39
Vested	(43,090)	47.07
Forfeited	(711)	54.93
Unvested at March 31, 2023	133,908	$60.35

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

The total pre-tax compensation cost related to unvested PSUs not yet recognized as of March 31, 2023 is $4.8 million and is expected to be recognized over a weighted average period of approximately 2.1 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the three months ended March 31, 2023 and 2022 using a Monte Carlo Model:

	Three months ended
	March 31, 2023	March 31, 2022

Expected dividend rate	$0.48	$0.38
Expected volatility	32.71%	37.60%
Risk-free interest rate	4.66%	2.00%
Expected life (in years)	2.8	2.8

The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	62,659	$54.92
Granted	25,598	126.61
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2023[1]	88,257	$75.71
[1]Consists of 14,817 PSUs cliff vesting December 31, 2023, 47,842 PSUs cliff vesting December 31, 2024, and 25,598 PSUs cliff vesting December 31, 2025.

Key Employee Awards

As part of the December 2021 acquisition of BASX, the Company granted awards to key employees of BASX ("Key Employee Awards"). Unlike our restricted stock awards under the 2016 Plan, the Key Employee Awards are not considered legally outstanding and do not accrue dividends during the vesting period. The potential future issuance of the Key Employee Awards is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ending 2021, 2022 and 2023 as defined by the BASX acquisition membership interest purchase agreement ("MIPA Agreement") and continued employment with the Company. At the end of the earn-out period, ending December 31, 2023, each eligible Key Employee Award will vest and be converted into common stock. The fair value of Key Employee Awards is based on the fair market value of AAON common stock on the grant date.

The total pre-tax compensation cost related to unvested Key Employee Awards not yet recognized as of March 31, 2023 is $0.8 million and is expected to be recognized over a weighted average period of approximately 0.8 years.

A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	26,599	$80.18
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2023	26,599	$80.18

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Grant date fair value of awards during the period:	(in thousands)
Options	$4,673	$4,849
PSUs	3,241	1,862
Restricted stock	2,906	2,137
Total	$10,820	$8,848

Share-based compensation expense:
Options	$2,065	$2,040
PSUs	367	185
Restricted stock	826	679
Key employee awards	261	208
Total	$3,519	$3,112

Income tax benefit related to share-based compensation:
Options	$3,321	$293
Restricted stock	465	219
Total	$3,786	$512

Share-based compensation expense is recognized on a straight-line basis over the service period of the related share-based compensation award. Historically, stock options and restricted stock awards, granted to employees, vested at a rate of 20% per year. Restricted stock awards granted to directors historically vested one-third each year or, if granted on or after May 2019, vest over the shorter of directors' remaining elected term or one-third each year. As of March 2021, all new grants of stock options and restricted stock awards, granted to employees, vest at a rate of 33.3% per year. Forfeitures are accounted for as they occur.

Historically, if the employee or director is retirement eligible (as defined by the applicable LTIP or 2016 Plan) or becomes retirement eligible during the service period of the related share-based compensation award, the service period (and compensation expense recognition) is the lesser of 1) the grant date, if retirement eligible on grant date, or 2) the period between grant date and retirement eligible date. All stock options and restricted stock awards granted on or after March 1, 2020 to retirement eligible employees or directors contain a one-year employment requirement (minimum service period) or the entire award is forfeited. Forfeitures are accounted for as they occur.

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

13. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is at or above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the three months ended March 31, 2023 and 2022.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$5,259	$3,306

Profit Sharing Bonus Plans

We maintain a discretionary profit sharing bonus plan under which approximately 10% of pre-tax profit from AAON Oklahoma and AAON Coil Products is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time employees of AAON Oklahoma or AAON Coil Products who are actively employed and working on the first and last days of the calendar quarter and who were employed full-time for at least three full months prior to the beginning of the calendar quarter, excluding the Company's senior leadership team.

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

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Profit sharing bonus plan and employee incentive plan expense	$4,866	$2,669

Employee Medical Plan

At AAON Oklahoma and AAON Coil Products, we self-insure for our employees' health insurance, and make medical claim payments up to certain stop-loss amounts. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plans. In addition, the Company matches 175% of a participating AAON Oklahoma and AAON Coil Products employee's allowed contributions to a qualified health saving account to assist employees with health insurance plan deductibles.

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

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Medical premium payments	$2,668	$1,946
Health saving account contributions	1,060	939

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:	(in thousands, except share and per share data)
Net income	$36,814	$18,059
Denominator:
Basic weighted average shares	53,640,598	52,613,232
Effect of dilutive shares related to stock based compensation[1]	1,314,763	927,137
Effect of dilutive shares related to contingent consideration[2]	285,277	410,626
Diluted weighted average shares	55,240,638	53,950,995
Earnings per share:
Basic	$0.69	$0.34
Dilutive	$0.67	$0.33
Anti-dilutive shares:
Shares	120,294	437,636
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 12)
[2] Dilutive shares related to contingent shares issued to the former owners of BASX (Note 15)

15. Stockholders’ Equity

Stock Repurchases

The Board has authorized one active stock repurchase program for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
March 13, 2020	$20 million	November 9, 2022
November 3, 2022	$50 million	** [1]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.

The Company repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Lastly, the Company also had a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan were entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. No additional shares have been purchased by the Company under this arrangement since June 2022.

Our repurchase activity is as follows:

	Three Months Ended
	March 31, 2023			March 31, 2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	—	$—	$—
401(k)	—	—	—	54,305	3,278	60.36
Directors and employees	11,673	1,030	88.24	13,358	804	60.19
Total	11,673	$1,030	$88.24	67,663	$4,082	$60.33

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	March 31, 2023
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,327,367	$81,616	$18.86
401(k)	8,308,368	171,789	20.68
Directors and employees	2,056,628	24,390	11.86
Total	14,692,363	$277,795	$18.91

Dividends

At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

Declaration Date[1]	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
May 18, 2022	June 3, 2022	July 1, 2022	$0.19	$0.38
November 8, 2022	November 28, 2022	December 16, 2022	$0.24	$0.48
March 1, 2023	March 13, 2023	March 31, 2023	$0.12	$0.48
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.

Contingent Shares Issued in BASX Acquisition

In December 2021, we closed on the acquisition of BASX. Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1,037,000 shares of the Company's common stock, par value $0.004 per share. The shares do not accrue dividends.

Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. Based on the final allocation of the consideration paid, we estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of March 31, 2023, 389,013 shares and 486,268 shares related to the earn-out milestones for the years ended 2022 and 2021, respectively, have been issued to the former owners of BASX as private placements exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity. No additional shares have been issued as of May 2, 2023.

16. New Markets Tax Credit

2019 New Markets Tax Credit

On October 24, 2019, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2019 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2019 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “2019 Project”). In connection with the 2019 NMTC transaction, the Company received a $23.0 million NMTC allocation for the Project and secured low interest financing and the potential for future debt forgiveness related to the 2019 Project.

Upon closing of the 2019 NMTC transaction, the Company provided an aggregate of approximately $15.9 million to the 2019 Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $15.9 million in proceeds plus capital contributed from the Investor was used to make an aggregate $22.5 million loan to a subsidiary of the Company. This financing arrangement is secured by equipment at the Company's Longview, Texas facilities and a guarantee from the Company, including an unconditional guarantee of NMTCs.

This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2019 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2019 Investor's interest of $6.5 million is recorded in New market tax credit obligation on the consolidated balance sheets. The Company incurred approximately $0.3 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.

The 2019 Investor is subject to 100 percent recapture of the 2019 NMTC it receives for a period of seven years, as provided in the Internal Revenue Code and applicable U.S. Treasury regulations in the event that the financing facility of the Borrower under the transaction (AAON Coil Products, Inc.) becomes ineligible for NMTC treatment per the Internal Revenue Code requirements. The Company is required to be in compliance with various regulations and contractual provisions that apply to the 2019 NMTC arrangement. Noncompliance with applicable requirements could result in the 2019 Investor’s projected tax benefits not being realized and, therefore, require the Company to indemnify the 2019 Investor for any loss or recapture of the 2019 NMTC related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

The 2019 Investor and its majority owned community development entity are considered VIEs and the Company is the primary beneficiary of the VIEs. Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the 2019 NMTC arrangement.

2023 New Markets Tax Credit

On April 25, 2023, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2023 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2023 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “Project”). In connection with the 2023 NMTC transaction, the Company received a $23.0 million NMTC allocation for the Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.

Upon closing of the 2023 NMTC transaction, the Company provided an aggregate of approximately $16.7 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $16.7 million in proceeds plus capital contributed from the Investor was used to make an aggregate $23.8 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of NMTCs.

This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt.

The 2023 Investor is subject to 100 percent recapture of the 2023 NMTC it receives for a period of seven years, as provided in the Internal Revenue Code and applicable U.S. Treasury regulations in the event that the financing facility of the Borrower under the transaction (AAON Coil Products, Inc.) becomes ineligible for NMTC treatment per the Internal Revenue Code requirements. The Company is required to be in compliance with various regulations and contractual provisions that apply to the 2023 NMTC arrangement. Noncompliance with applicable requirements could result in the 2023 Investor’s projected tax benefits not being realized and, therefore, require the Company to indemnify the 2023 Investor for any loss or recapture of the 2023 NMTC related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

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

We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of March 31, 2023, except as noted below.

On April 27, 2022, the Company entered into a purchase and sale agreement with a third-party manufacturer to purchase certain assets to design and manufacture fan wheels for the purchase price of $6.5 million. As of March 31, 2023, we have paid approximately $3.5 million related to this agreement, which is included in other long-term assets and property, plant and equipment, with the remaining $3.0 million included in accounts payable and other long-term assets on our consolidated balance sheets. The final payment will be made in 2023.

In April 2023, we purchased several properties near our Tulsa, OK location, including four buildings which will add approximately 47,000 square feet of office space and approximately 53,000 square feet of additional warehouse space. Additionally, we purchased approximately 14.26 acres immediately adjacent to our Tulsa, OK facilities. The total amount paid for these properties was approximately $10.4 million.

18.  Related Parties

The following is a summary of transactions and balances with related parties:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Sales to affiliates	$1,145	$752
Payments to affiliates	392	364

	March 31, 2023	December 31, 2022
	(in thousands)
Due from affiliates	$54	$432
Due to affiliates	3	—

The nature of our related party transactions as follows:

•The Company sells units to an entity owned by a member of the CEO/President's immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products.
•The Company purchases some supplies from entities controlled by two of the Company’s board members and a member of the Company's executive management team.
•The Company periodically makes part sales and makes payments to a board member related to a consulting agreement.
•From December 10, 2021 through May 31, 2022, the Company leased a manufacturing and office facility in Redmond, Oregon from an entity in which certain members of BASX management have an ownership interest. This facility was purchased 100% by the Company on May 31, 2022.

19. Segments

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

AAON Oklahoma: AAON Oklahoma designs, manufactures, sells and services standard, semi-custom and custom heating, ventilation and air conditioning ("HVAC") systems, designs and produces controls solutions for all of our HVAC units and sells retail parts to customers through our two retail part stores in Tulsa, Oklahoma as well as online. Through our Norman Asbjornson Innovation Center ("NAIC") research and development laboratory facility in Tulsa, Oklahoma, the Company is able to test units under various environmental conditions. AAON Oklahoma includes the operations of our Tulsa, Oklahoma and Parkville, Missouri facilities, our NAIC research and development laboratory facility and two retail parts locations.

AAON Coil Products: AAON Coil Products designs and manufactures a selection of our standard, semi-custom and custom HVAC systems. AAON Coil Products also designs and manufactures various heating and cooling coils to be used in HVAC systems, mostly for the benefit of AAON Oklahoma and AAON Coil Products. AAON Coil Products consists of operations at our Longview, Texas facilities.

BASX: BASX provides product development design and manufacturing of custom engineered air handling systems including high efficiency data center cooling solutions, cleanroom HVAC systems, commercial/industrial HVAC systems and modular solutions. Additionally, BASX designs and manufactures cleanroom environmental control systems to support hospital surgical suites, pharmaceutical process facilities, semiconductor and electronics manufacturing, laboratory and isolation modular cleanrooms for facility flexibility. BASX consists of operations at our Redmond, Oregon facility.

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. The Gross Profit amounts shown below are presented after elimination entries.

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Sales	(in thousands)
AAON Oklahoma
External sales	$202,002	$139,867
Inter-segment sales	1,494	389
AAON Coil Products
External sales	33,412	21,935
Inter-segment sales	7,317	7,917
BASX
External sales	30,539	20,969
Inter-segment sales	370	—
Eliminations	(9,181)	(8,306)
Net sales	$265,953	$182,771

Gross Profit
AAON Oklahoma	$61,850	$33,836
AAON Coil Products	7,158	7,306
BASX	8,146	4,922
Gross profit	$77,154	$46,064

	March 31, 2023	December 31, 2022
Long-lived assets	(in thousands)
AAON Oklahoma	$227,005	$213,731
AAON Coil Products	73,700	68,013
BASX	36,482	35,578
Total long-lived assets	$337,187	$317,322

Intangible assets and goodwill
AAON Oklahoma	$3,229	$3,229
AAON Coil Products	—	—
BASX	142,367	143,269
Total intangible assets and goodwill	$145,596	$146,498

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Overview

We engineer, manufacture, market, and sell premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $12.6 million of our total net sales for the three months ended March 31, 2023 and $6.0 million of our sales during the same period of 2022.

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

We sell our products to property owners and contractors mainly through a network of independent manufacturers’ Representatives. This go-to-market strategy is unique compared to most of our larger competitors in that most control their sales channel. We value the independent sales channel as we think it is a more effective way of increasing market share. Although we concede full control of the sales process with this strategy, the entrepreneurial aspect of the independent sales channel attracts the most talent and provides greater financial incentives for its salespeople. Furthermore, the independent sales channel sells different types of equipment from various manufacturers, allowing it to operate with more of a solutions-based mindset, as opposed to an internal sales department of a manufacturing company that is incentivized to only sell its equipment regardless if it is the best solution for the end customer. We also have a small internal sales force that supports the relationships between the Company and our sales channel partners. BASX sells highly customized products for unique applications to a more concentrated customer base. A combination of our internal sales force and select group of independent sales representatives is most effective for BASX's products.

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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At March 31, 2023, the price (year to date average) for copper, stainless steel and aluminum increased 6.1%, 5.3%, and 16.0%, respectively, as compared to the price (year to date average) at March 31, 2022, while the price (year to date average) for galvanized steel decreased 39.83% as compared to the price (year to date average) at March 31, 2022.

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

Backlog

The following table shows our historical backlog levels:

March 31, 2023	December 31, 2022	March 31, 2022
(in thousands)
$599,912	$548,022	$461,400

Our bookings remain strong in the first quarter of 2023, with an increase in our backlog of 9.5% since December 31, 2022. While our pricing has been increasing 1% a month since June of 2022 for the legacy business, the growth in the backlog is primarily due to organic volumes as a result of our favorable lead times.

Results of Operations

	Three months ended March 31,
	2023	2022
	(in thousands)
Net Sales	$265,953	$182,771
Cost of Sales	188,799	136,707
Gross Profit	77,154	46,064
Selling, general and administrative expenses	32,942	23,056
Loss (gain) on disposal of assets	6	(2)
Income from operations	$44,206	$23,010

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•We continue to have a record backlog. Total backlog increased 9.5% from December 31, 2022 and 30.0% from a year ago.

•Sales for the three months ended March 31, 2023 grew 45.5% due to record production rates and price increases realized during the period as compared to the quarter ended March 31, 2022.

•Our gross profit margin for the quarter ended March 31, 2023 of 29.0% increased 380 basis points from the quarter ended March 31, 2022.

We report our financial results based on three reportable segments: AAON Oklahoma, AAON Coil Products, and BASX, which are further described in "Segments" (Note 19) within our notes to the consolidated financial statements. The Company's chief decision maker ("CODM"), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and income from operations. The CODM does not evaluate operating segments using asset or liability information.

Segment Operating Results for Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022

	Three Months Ended
	March 31, 2023	Percent of Sales[1]	March 31, 2022	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$202,002	76.0%	$139,867	76.5%	$62,135	44.4%
AAON Coil Products	33,412	12.6%	21,935	12.0%	11,477	52.3%
BASX	30,539	11.5%	20,969	11.5%	9,570	45.6%
Net sales	$265,953		$182,771		$83,182	45.5%

Cost of Sales[2]
AAON Oklahoma	$140,152	69.4%	106,031	75.8%	$34,121	32.2%
AAON Coil Products	26,254	78.6%	14,629	66.7%	11,625	79.5%
BASX	22,393	73.3%	16,047	76.5%	6,346	39.5%
Cost of sales	$188,799	71.0%	$136,707	74.8%	$52,092	38.1%

Gross Profit[2]
AAON Oklahoma	$61,850	30.6%	$33,836	24.2%	$28,014	82.8%
AAON Coil Products	7,158	21.4%	7,306	33.3%	(148)	(2.0)%
BASX	8,146	26.7%	4,922	23.5%	3,224	65.5%
Gross profit	$77,154	29.0%	$46,064	25.2%	$31,090	67.5%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.

Total net sales increased $83.2 million or 45.5%, with increases at all three operating segments driven by increased organic volume growth. Volume growth accounted for 23.5% of the increase in net sales with the remaining 22.0% increase resulting from realization of price increases put in place during 2022. Gross profit as a percent of sales increased to 29.0% for the three months ended March 31, 2023 as compared to 25.2% for the three months ended March 31, 2022. Total gross profit increased mostly due to the multiple price increases realized for the three months ended March 31, 2023 counteracting the increasing cost of materials and labor.

As shown in the table below, we've experienced year over year increases in the cost of several raw materials. We implemented multiple price increases during 2022 and 2023 to counteract the increased cost of material. Some of the price increases have yet to be realized. Additionally, in order to retain our existing employees, we continue to award periodic raises in addition to our annual merit raises to our employees. In the first quarter of 2023, our gross profit decreased by approximately $3.7 million for changes in our paid time off policies and for payroll taxes and 401(k) matching contributions related to profit sharing payments and stock transactions as our stock reached record highs consistently during the first quarter.

Raw Material Costs

Three-month average raw material cost per pound as of March 31:

	2023	2022	% Change

Copper	$5.71	$5.38	6.1%
Galvanized steel	$0.71	$1.18	(39.8)%
Stainless steel	$3.35	$3.18	5.3%
Aluminum	$2.32	$2.00	16.0%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	March 31, 2023	March 31, 2022
			2023	2022
	(in thousands)
Warranty	$2,408	$1,157	0.9%	0.6%
Profit sharing	4,866	2,669	1.8%	1.5%
Salaries & benefits	12,733	9,392	4.8%	5.1%
Stock compensation	1,873	1,669	0.7%	0.9%
Advertising	846	341	0.3%	0.2%
Depreciation & amortization	2,645	1,691	1.0%	0.9%
Insurance	1,233	709	0.5%	0.4%
Professional fees	1,105	1,482	0.4%	0.8%
Donations	125	189	—%	0.1%
Other	5,108	3,757	1.9%	2.1%
Total SG&A	$32,942	$23,056	12.4%	12.6%

Overall, selling, general and administrative expenses increased $9.9 million from the prior year period, but expenses did decrease overall as a percentage of sales for the three months ended March 31, 2023. Warranty expense increased consistent with our increase in net sales. We continue to focus on our commitment to reliability and quality. Profit sharing increased $2.2 million or 82.3% due to our increased operating results. Salaries and benefits increased $3.3 million or 35.6% which is primarily attributable to overall increased headcount as well as the the impact of employee pay increases and benefit improvements discussed above.

Income Taxes

	Three Months Ended		Effective Tax Rate
	March 31, 2023	March 31, 2022
			2023	2022
	(in thousands)
Income tax provision	$6,356	$4,782	14.7%	20.9%

The Company’s estimated annual 2023 effective tax rate, excluding discrete events, is expected to be approximately 24.3%. During the three months ended March 31, 2023, the Company recorded an excess tax benefit of $3.8 million as compared to $0.5 million during the same period in 2022. The increase was primarily due to timing of stock option exercises as a result of our high stock price during the three months ended March 31, 2023.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash decreased $2.9 million from December 31, 2022 to March 31, 2023 and totaled $2.5 million at March 31, 2023.

Revolving Line of Credit - Our revolving credit facility (as amended, "Revolver"), provides for maximum borrowings of $200.0 million. As of March 31, 2023 and December 31, 2022, we had $83.7 million and $71.0 million, respectively, outstanding under the Revolver. We had one standby letter of credit totaling $0.3 million as of March 31, 2023. At March 31, 2023, we have $116.0 million of borrowings available under the Revolver. The Revolver expires May 27, 2027.

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.0% and 1.3% for the three months ended March 31, 2023 and 2022. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three months ended March 31, 2023 and 2022.

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

At March 31, 2023, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At March 31, 2023, our leverage ratio was 0.47 to 1.0, which meets the requirement of not being above 3 to 1.

On April 20, 2023 we amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit executed on April 25, 2023 (Note 16).

2019 New Markets Tax Credit - On October 24, 2019, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “Project”). In connection with the NMTC transaction, the Company received a $23.0 million NMTC allocation for the Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.

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

2023 New Markets Tax Credit

On April 25, 2023, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2023 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2023 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “Project”). In connection with the 2023 NMTC transaction, the Company received a $23.0 million NMTC allocation for the Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.

Upon closing of the 2023 NMTC transaction, the Company provided an aggregate of approximately $16.7 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $16.7 million in proceeds plus capital contributed from the Investor was used to make an aggregate $23.8 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of NMTCs.

Stock Repurchases - The Board has authorized one active stock repurchase program for the Company. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. On November 3, 2022, the Board of Directors approved an updated stock repurchase plan with repurchases under the plan not to exceed $50 million. The current repurchase plan will expire at the Board of Directors discretion.

Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
March 13, 2020	$20 million	November 9, 2022
November 3, 2022	$50 million	** [1]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.

The Company repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Lastly, the Company also had a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan were entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. No additional shares have been purchased by the Company under this arrangement since June 2022.

Our repurchase activity is as follows:

	Three Months Ended
	March 31, 2023			March 31, 2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	—	$—	$—
401(k)	—	—	—	54,305	3,278	60.36
Directors and employees	11,673	1,030	88.24	13,358	804	60.19
Total	11,673	$1,030	$88.24	67,663	$4,082	$60.33

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	March 31, 2023
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,327,367	$81,616	$18.86
401(k)	8,308,368	171,789	20.68
Directors and employees	2,056,628	24,390	11.86
Total	14,692,363	$277,795	$18.91

Dividends - At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

Declaration Date[1]	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
May 18, 2022	June 3, 2022	July 1, 2022	$0.19	$0.38
November 8, 2022	November 28, 2022	December 16, 2022	$0.24	$0.48
March 1, 2023	March 13, 2023	March 31, 2023	$0.12	$0.48
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations in 2023 and the foreseeable future.

Statement of Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2023 and 2022. For additional details, see the consolidated financial statements.

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Operating Activities
Net Income	$36,814	$18,059
Income statement adjustments, net	14,917	11,730
Changes in assets and liabilities:
Accounts receivable	(33,740)	(43,244)
Income taxes	5,262	3,631
Inventories	(861)	(16,041)
Contract assets	25	(4,252)
Prepaid expenses and other long-term assets	(3,613)	(3,588)
Accounts payable	(16,318)	6,325
Contract liabilities	713	17,998
Extended warranties	777	68
Accrued liabilities & other long-term liabilities	847	2,511
Net cash provided by (used in) operating activities	4,823	(6,803)
Investing Activities
Capital expenditures	(28,935)	(14,031)
Cash paid in business combination, net of cash acquired	—	(249)
Other	116	16
Net cash used in investing activities	(28,819)	(14,264)
Financing Activities
Borrowings under revolving credit facility	105,172	25,000
Payments under revolving credit facility	(92,512)	—
Stock options exercised	15,856	2,890
Repurchase of stock	—	(3,278)
Employee taxes paid by withholding shares	(1,030)	(804)
Cash dividends paid to stockholders	(6,459)	—
Net cash provided by financing activities	$21,027	$23,808

Cash Flows Provided by Operating Activities

The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments. In early 2022, the Company began increasing the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations.

Payment terms for BASX jobs typically require upfront cash to fund the job resulting in cash inflows related to our contract liabilities and cash inflows fluctuate due to job timing and scheduling.

Cash Flows Used in Investing Activities

The capital expenditures for the three months ended March 31, 2023 relate to our continued investment in our production capabilities. Purchases for the first quarter relate to a partial interest in an airplane, additional warehouse space in Longview, Texas and additional sheetmetal machinery for both replacement and growth. The capital expenditure program for 2023 is estimated to be approximately $135.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

Cash Flows Provided by Financing Activities

The change in cash from financing activities in 2023 is primarily related to borrowings under our revolving credit facility to manage our working capital needs, especially strategic purchases of inventory to avoid supply chain delays and the funding of certain capital expenditures, offset by repayments we were able to make due to our increased operating results and financial condition.

Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees. Stock options exercised increased due to the increase in the number of employee options exercised and increase in our average stock price during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.

Commitments and Contractual Obligations

We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of March 31, 2023 except as described below.

On April 27, 2022, the Company entered into a purchase and sale agreement with a third-party manufacturer to purchase certain assets to design and manufacture fan wheels for the purchase price of $6.5 million. As of March 31, 2023, we have paid approximately $3.5 million related to this agreement, which is included in other long-term assets and property, plant and equipment, with the remaining $3.0 million included in accounts payable and other long-term assets on our consolidated balance sheets. The final payment will be made in 2023.

In April 2023, we purchased several properties near our Tulsa, OK location, including four buildings which will add approximately 47,000 square feet of office space and approximately 53,000 square feet of additional warehouse space. Additionally, we purchased approximately 14.26 acres immediately adjacent to our Tulsa, OK facilities. Total amount paid for these properties was approximately $10.4 million.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2023.

Recent Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings, presentations or otherwise) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “confident”, “outlook”, “project”, “should”, “will”, and variations of such words and other words of similar meaning or similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Important factors that could cause results to differ materially from those in the forward-looking statements include, among others:

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
•tightening of labor markets and the ability to hire employees for continued growth
•creditworthiness of our customers and their access to capital;
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events, occurrences or developments after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A “Risk Factors” included in our Annual Report on Form 10-K, and as otherwise disclosed from time to time in our other filings with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are exposed to volatility in the prices of commodities used in some of our products and we may use cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months to manage this exposure.

Interest Rate Risk

We are exposed to changes in interest rates related to our outstanding debt. As of March 31, 2023, we had an outstanding balance of $83.7 million. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $0.8 million.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

See Note 17 of the Notes to the Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2022 Annual Report.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

Stock Repurchases

The Company may repurchase AAON, Inc. stock on the open market from time to time. From inception through March 31, 2023, we have repurchased a total of approximately 4.3 million shares (at current market prices) under the various open market stock buyback programs for an aggregate price of $81.6 million, or an average price of $18.86 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. On November 3, 2022, the Board of Directors approved an updated stock repurchase plan with repurchases under the plan not to exceed $50 million. The current repurchase plan will expire at the Board of Directors discretion.

The Company repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices. From inception through March 31, 2023, we repurchased approximately 2.1 million shares (at current market prices) for an aggregate price of $24.4 million, or an average price of $11.86 per share.

Lastly, the Company also had a stock repurchase arrangement by which employee-participants in our 401(k) Plan were entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. From inception through March 31, 2023, we repurchased approximately 8.3 million shares (at current market prices) for an aggregate price of $171.8 million, or an average price of $20.68 per share.

Repurchases during the first quarter of 2023 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2023	711	$75.25	711	—
February 2023	711	77.24	711	—
March 2023	10,251	89.87	10,251	—
Total	11,673	$88.24	11,673	—

Contingent Shares Issued in BASX Acquisition

In December 2021, we closed on the acquisition of BASX. Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1,037,000 shares of the Company's common stock, par value $0.004 per share. The shares do not accrue dividends.

Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. Based on the final allocation of the consideration paid, we estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of March 31, 2023, 389,013 shares and 486,268 shares related to the earn-out milestones for the years ended 2022 and 2021, respectively, have been issued to the former owners of BASX as private placements exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity. No additional shares have been issued as of May 2, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 4A.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit #	Description
3.2	Amended and Restated Bylaws of AAON, Inc. effective March 9, 2023 (i)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) our Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (iii) our Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.
(i)	Incorporated herein by reference to the exhibit to our Form 8-K dated March 9, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: May 04, 2023	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: May 04, 2023	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer