Form 10-Q
period 2023-06-30
AAON, INC.
filed 2023-08-03
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
Yes ☐                      No ☑

As of August 1, 2023, registrant had outstanding a total of 54,406,322 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2023	December 31, 2022
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$5,237	$5,451
Restricted cash	22,428	498
Accounts receivable, net of allowance for credit losses of $306 and $477, respectively	154,111	127,158
Income tax receivable	2,699	—
Inventories, net	215,408	198,939
Contract assets	19,862	15,151
Prepaid expenses and other	4,466	1,919
Total current assets	424,211	349,116
Property, plant and equipment:
Land	15,291	8,537
Buildings	187,237	169,156
Machinery and equipment	370,414	342,045
Furniture and fixtures	38,344	30,033
Total property, plant and equipment	611,286	549,771
Less: Accumulated depreciation	263,890	245,026
Property, plant and equipment, net	347,396	304,745
Intangible assets, net	62,803	64,606
Goodwill	81,892	81,892
Right of use assets	7,378	7,123
Other long-term assets	6,371	6,421
Total assets	$930,051	$813,903

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,210	$45,513
Accrued liabilities	101,201	78,630
Contract liabilities	20,262	21,424
Total current liabilities	153,673	145,567
Revolving credit facility, long-term	78,536	71,004
Deferred tax liabilities	14,223	18,661
Other long-term liabilities	11,364	11,508
New market tax credit obligation[1]	12,144	6,449
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 54,379,324 and 53,425,184 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	218	214
Additional paid-in capital	128,636	98,735
Retained earnings	531,257	461,765
Total stockholders' equity	660,111	560,714
Total liabilities and stockholders' equity	$930,051	$813,903
[1] Held by variable interest entities (Note 16)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Net sales	$283,957	$208,814	$549,910	$391,585
Cost of sales	189,939	161,438	378,738	298,145
Gross profit	94,018	47,376	171,172	93,440
Selling, general and administrative expenses	39,272	26,933	72,214	49,989
Loss (gain) on disposal of assets	6	(10)	12	(12)
Income from operations	54,740	20,453	98,946	43,463
Interest expense, net	(1,543)	(550)	(2,693)	(740)
Other income, net	163	220	277	241
Income before taxes	53,360	20,123	96,530	42,964
Income tax provision	7,678	4,177	14,034	8,959
Net income	$45,682	$15,946	$82,496	$34,005
Earnings per share:
Basic	$0.84	$0.30	$1.52	$0.64
Diluted	$0.82	$0.30	$1.48	$0.63
Cash dividends declared per common share:	$0.12	$0.19	$0.24	$0.19
Weighted average shares outstanding:
Basic	54,293,127	53,095,286	54,175,682	52,992,439
Diluted	55,646,387	53,661,876	55,652,332	53,944,616

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2022	53,425	$214	$98,735	$461,765	$560,714
Net income	—	—	—	82,496	82,496
Stock options exercised, restricted stock awards	967	4	23,240	—	23,244
granted, and contingent shares issued (Note 15)
Share-based compensation	—	—	7,823	—	7,823
Stock repurchased and retired	(13)	—	(1,162)	—	(1,162)
Dividends	—	—	—	(13,004)	(13,004)
Balances at June 30, 2023	54,379	$218	$128,636	$531,257	$660,111

	Three Months Ended June 30, 2023
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at March 31, 2023	54,202	$217	$117,077	$492,120	$609,414
Net income	—	—	—	45,682	45,682
Stock options exercised and restricted	178	1	7,387	—	7,388
stock awards granted
Share-based compensation	—	—	4,304	—	4,304
Stock repurchased and retired	(1)	—	(132)	—	(132)
Dividends	—	—	—	(6,545)	(6,545)
Balances at June 30, 2023	54,379	$218	$128,636	$531,257	$660,111

	Six Months Ended June 30, 2022
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2021	52,528	$210	$81,654	$384,306	466,170
Net income	—	—	—	34,005	34,005
Stock options exercised, restricted stock awards	719	3	6,382	—	6,385
granted, and contingent shares issued (Note 15)
Share-based compensation	—	—	6,908	—	6,908
Stock repurchased and retired	(120)	—	(6,866)	—	(6,866)
Contingent consideration	—	—	(6,000)	—	(6,000)
Dividends	—	—	—	(10,096)	(10,096)
Balances at June 30, 2022	53,127	$213	$82,078	$408,215	$490,506

	Three Months Ended June 30, 2022
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at March 31, 2022	53,065	$212	$77,574	$402,370	$480,156
Net income	—	—	—	15,946	15,946
Stock options exercised and restricted	114	1	3,492	—	3,493
stock awards granted
Share-based compensation	—	—	3,796	—	3,796
Stock repurchased and retired	(52)	—	(2,784)	—	(2,784)
Dividends	—	—	—	(10,101)	(10,101)
Balances at June 30, 2022	53,127	$213	$82,078	$408,215	$490,506
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2023	2022
Operating Activities	(in thousands)
Net income	$82,496	$34,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,236	16,300
Amortization of debt issuance cost	32	21
Amortization of right of use assets	67	143
(Recoveries of) provision for credit losses on accounts receivable, net of adjustments	(171)	181
Provision for excess and obsolete inventories, net of write-offs	1,458	148
Share-based compensation	7,823	6,908
Loss (gain) on disposition of assets	12	(12)
Foreign currency transaction (gain) loss	(13)	9
Interest income on note receivable	(10)	(11)
Deferred income taxes	(4,438)	(127)
Changes in assets and liabilities:
Accounts receivable	(26,782)	(53,736)
Income taxes	(15,171)	(1,895)
Inventories	(17,927)	(33,879)
Contract assets	(4,711)	(2,820)
Prepaid expenses and other long-term assets	(2,502)	(3,066)
Accounts payable	(14,874)	6,490
Contract liabilities	(1,162)	22,217
Extended warranties	1,526	421
Accrued liabilities and other long-term liabilities	33,051	7,123
Net cash provided by (used in) operating activities	59,940	(1,580)
Investing Activities
Capital expenditures	(60,629)	(27,227)
Cash paid for building (Note 18)	—	(22,000)
Cash paid in business combination, net of cash acquired	—	(249)
Proceeds from sale of property, plant and equipment	104	12
Principal payments from note receivable	28	27
Net cash used in investing activities	(60,497)	(49,437)
Financing Activities
Proceeds from financing obligation, net of issuance costs	6,061	—
Payment related to financing costs	(398)	—
Borrowings under revolving credit facility	279,961	94,900
Payments under revolving credit facility	(272,429)	(28,651)
Principal payments on financing lease	—	(28)
Stock options exercised	23,244	6,385
Repurchase of stock	—	(5,912)
Employee taxes paid by withholding shares	(1,162)	(954)
Cash dividends paid to stockholders	(13,004)	—
Net cash provided by financing activities	22,273	65,740
Net increase in cash, cash equivalents and restricted cash	21,716	14,723
Cash, cash equivalents and restricted cash, beginning of period	5,949	3,487
Cash, cash equivalents and restricted cash, end of period	$27,665	$18,210

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. General

Basis of Presentation

AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc. ("AAON Oklahoma"), an Oklahoma corporation, AAON Coil Products, Inc. ("AAON Coil Products"), a Texas corporation, and BasX, Inc. ("BASX"), an Oregon corporation (collectively, the “Company”). The accompanying unaudited consolidated financial statements of AAON, Inc. and our operating subsidiaries, all of which are wholly-owned, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

We will continue to implement human resource initiatives to retain and attract labor to further increase production capacity. Beginning in 2023, initiatives included changing our employee paid time off policy, historically awarded in arrears at the beginning of each quarter, to accrue ratably over each pay period. Additionally, we enhanced our benefits for short-term disability, life insurance, paid parental leave, and paid military leave.

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

WH Series and WV Series Water Source Heat Pump Units

As part of the normal course of business, management continually monitors the profitability of the Company's various product series offerings. During the third quarter of 2022, management made the decision to no longer produce our small packaged geothermal/water-source heat pump units consisting of the WH Series horizontal configuration and WV Series vertical configuration, from one-half to 12 1/2 tons ("WH/WV"). These WH/WV units were produced solely out of the AAON Oklahoma facility. Production of the remaining WH/WV backlog was completed during the second quarter 2023.

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

	Six Months Ended June 30,
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

2.  Revenue Recognition

The following tables show disaggregated net sales by reportable segment (Note 19) by major source, net of intercompany sales eliminations.

	Three Months Ended June 30, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$196,065	$—	$—	$196,065
Condensing units	61	11,329	—	11,390
Air handlers	—	12,610	2,600	15,210
Outdoor mechanical rooms	—	61	—	61
Cleanroom systems	—	—	17,086	17,086
Data center cooling solutions	—	1,794	15,877	17,671
Water-source heat pumps	398	3,086	—	3,484
Part sales	15,963	—	243	16,206
Other[1]	5,727	1,201	(144)	6,784
	$218,214	$30,081	$35,662	$283,957

	Three Months Ended June 30, 2022
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$138,616	$—	$—	$138,616
Condensing units	—	11,949	—	11,949
Air handlers	—	11,540	2,945	14,485
Outdoor mechanical rooms	—	260	—	260
Cleanroom systems	—	—	8,246	8,246
Data center cooling solutions	—	—	12,837	12,837
Water-source heat pumps	1,876	1,798	—	3,674
Part sales	13,857	—	331	14,188
Other[1]	3,132	1,207	220	4,559
	$157,481	$26,754	$24,579	$208,814
[1] Other sales include freight, extended warranties and miscellaneous revenue.

	Six Months Ended June 30, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$376,091	$—	$—	$376,091
Condensing units	61	26,607	—	26,668
Air handlers	—	24,831	5,638	30,469
Outdoor mechanical rooms	208	212	—	420
Cleanroom systems	—	—	29,708	29,708
Data center cooling solutions	—	3,240	30,353	33,593
Water-source heat pumps	3,128	6,166	—	9,294
Part sales	29,867	1	491	30,359
Other[1]	10,861	2,436	11	13,308
	$420,216	$63,493	$66,201	$549,910

	Six Months Ended June 30, 2022
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$260,322	$—	$—	$260,322
Condensing units	242	20,925	—	21,167
Air handlers	—	20,978	4,284	25,262
Outdoor mechanical rooms	554	370	—	924
Cleanroom systems	—	—	16,285	16,285
Data center cooling solutions	—	—	23,705	23,705
Water-source heat pumps	4,862	4,151	—	9,013
Part sales	24,073	—	331	24,404
Other[1]	7,295	2,265	943	10,503
	$297,348	$48,689	$45,548	$391,585
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

The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $13.0 million and $11.4 million for the three months ended June 30, 2023 and 2022, respectively, and $26.3 million and $17.9 million for the six months ended June 30, 2023 and 2022, respectively.

3. Leases

The Company has various lease arrangements for certain manufacturing and warehousing facilities, equipment rental, as well as administrative facilities. Currently, all leases are classified as operating leases.

The following table presents the balances by lease type:

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Operating Leases
Right of use assets	Right of use assets	$7,378	$7,123
Lease liability, short-term	Accrued liabilities	$1,607	$1,254
Lease liability, long-term	Other long-term liabilities	$5,962	$5,993

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

In November 2022, the Company entered into a lease agreement for land and facilities in Tulsa, Oklahoma which provides an additional 198,000 square feet to support our operations. The lease term will expire October 31, 2025.

On July 28, 2023, the Company entered into a lease agreement with a start date of September 1, 2023, for land and approximately 72,000 square feet of facilities in Redmond, Oregon to support our manufacturing operations. The lease term is approximately five years with additional renewal options. This lease will be classified as an operating lease starting in third quarter of 2023.

`
4.  Accounts Receivable

Accounts receivable and the related allowance for credit losses are as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Accounts receivable	$154,417	$127,635
Less: Allowance for credit losses	(306)	(477)
Total, net	$154,111	$127,158

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$421	$837	$477	$549
(Recoveries of) provisions for expected credit	(115)	(107)	(171)	181
losses, net of adjustments
Accounts receivable written off, net of recoveries	—	(167)	—	(167)
Balance, end of period	$306	$563	$306	$563

5.  Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$210,937	$194,159
Work in process	4,087	3,501
Finished goods	5,665	5,806
Total, gross	220,689	203,466
Less: Allowance for excess and obsolete inventories	(5,281)	(4,527)
Total, net	$215,408	$198,939

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$4,748	$2,007	$4,527	$1,787
Provision for (recoveries of) excess and	794	(72)	1,458	148
obsolete inventories
Inventories written off	(261)	(64)	(704)	(64)
Balance, end of period	$5,281	$1,871	$5,281	$1,871

6.  Intangible assets

Our intangible assets consist of the following:

	June 30, 2023	December 31, 2022
Definite-lived intangible assets	(in thousands)
Intellectual property	$6,295	$6,295
Customer relationships	47,547	47,547
Less: Accumulated amortization	(5,610)	(3,807)
Total, net	48,232	50,035

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$62,803	$64,606

Amortization expense recorded in cost of sales is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Amortization expense	$901	$901	$1,803	$1,796

Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be $3.6 million for each of the years ending 2023 through 2027.

7.  Supplemental Cash Flow Information

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Supplemental disclosures:	(in thousands)
Interest paid	$1,506	$418	$2,627	$533
Income taxes paid	$33,471	$10,805	$33,643	$10,981
Non-cash investing and financing activities:
Non-cash capital expenditures	$1,205	$221	$1,571	$679
Dividends declared	$—	$10,096	$—	$10,096

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

Changes in the warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Warranty accrual:	(in thousands)
Balance, beginning of period	$16,209	$13,707	$15,682	$13,769
Payments made	(2,435)	(1,679)	(4,316)	(2,898)
Warranty expense	3,126	2,353	5,534	3,510
Balance, end of period	$16,900	$14,381	$16,900	$14,381

9.  Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities were comprised of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Warranty	$16,900	$15,682
Due to representatives	17,282	15,545
Payroll	15,190	11,901
Profit sharing	6,087	5,451
Workers' compensation	399	367
Medical self-insurance	1,536	1,178
Customer prepayments	24,510	3,750
Donations, short-term	390	637
Accrued income taxes	—	12,472
Employee vacation time	9,726	6,329
Lease liability, short-term	1,607	1,254
Property taxes	1,722	—
Extended warranties, short-term	2,589	1,330
Other	3,263	2,734
Total	$101,201	$78,630

Other long-term liabilities were comprised of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Lease liability	$5,962	$5,993
Extended warranties	4,806	4,539
Donations and other	596	976
Total	$11,364	$11,508

10.  Revolving Credit Facility

On May 27, 2022, we amended our $100.0 million Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Revolver”), to provide for maximum borrowings of $200.0 million. As of June 30, 2023 and December 31, 2022, we had $78.5 million and $71.0 million outstanding under the Revolver, respectively. We have one standby letter of credit totaling $0.3 million as of June 30, 2023. Borrowings available under the Revolver at June 30, 2023 were $121.2 million. The Revolver expires on May 27, 2027. On April 20, 2023, we amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit executed on April 25, 2023 (Note 16).

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.3% and 6.2% for the three and six months ended June 30, 2023, respectively, as compared to 1.9% and 1.7% for the three and six months ended June 30, 2022, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and six months ended June 30, 2023 and 2022.

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

At June 30, 2023, we were in compliance with our covenants, as defined by the Revolver. Our financial covenants require that we meet certain parameters related to our leverage ratio. At June 30, 2023, our leverage ratio was 0.37 to 1.0, which meets the requirement of not being above 3 to 1.

11.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Current	$13,037	$5,277	$18,472	$9,086
Deferred	(5,359)	(1,100)	(4,438)	(127)
Income tax provision	$7,678	$4,177	$14,034	$8,959

The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	4.6	6.3	4.4	4.5
Excess tax benefits related to share-based compensation (Note 12)	(3.8)	(1.0)	(6.0)	(1.7)
Return to provision	—	(1.2)	(0.1)	(0.6)
Research and development credits	(1.2)	(1.5)	(1.3)	(1.2)
Change in valuation allowance (Oklahoma Investment Credit)	(5.8)	—	(3.2)	—
Other	(0.4)	(2.8)	(0.3)	(1.1)
Effective tax rate	14.4%	20.8%	14.5%	20.9%

We have historically earned investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As part of our expansion projects in Oklahoma, we identified a separate, more advantageous Oklahoma credit program (non income tax related) which will cause us to discontinue our accumulation of credits for Oklahoma’s manufacturing property investment program after the 2022 tax year.

The Company had investment tax credit carryforwards with a valuation allowance reserved against them as we did not have sufficient taxable income to utilize the carryforwards, in part because we generated more credit each year than we were able to utilize. Because the Company will not generate additional excess credits after our 2022 tax year, we will be able to use our credit carryforwards against future taxable income and the related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the income tax provision for the three and six months ended June 30, 2023. As of June 30, 2023, we have investment tax credit carryforwards of approximately $4.9 million. These credits have estimated expirations from the year 2039 through 2043.

The Company's estimated annual 2023 effective tax rate, excluding discrete events, is approximately 24.1%. We file income tax returns in the U.S., state and foreign income tax returns jurisdictions. We are subject to U.S. income tax examinations for tax years 2019 to present, and to non-U.S. income tax examinations for the tax years 2018 to present. In addition, we are subject to state and local income tax examinations for the tax years 2018 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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

Options

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2023 and 2022 using a Black Scholes-Merton Model:

	Six months ended
	June 30, 2023	June 30, 2022
Directors and SLT[1]:
Expected (annual) dividend rate	$0.48	$0.38
Expected volatility	37.89%	35.95%
Risk-free interest rate	4.39%	2.17%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.48	$0.38
Expected volatility	38.52%	37.29%
Risk-free interest rate	4.40%	2.11%
Expected life (in years)	3.0	3.0
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

The following is a summary of stock options vested and exercisable as of June 30, 2023:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$20.92	-	$41.37	1,048,962	4.79	$37.06	$60,579
$42.42	-	$55.30	364,787	6.99	46.34	17,682
$55.50	-	$97.89	137,879	7.66	72.62	3,060
		Total	1,551,628	5.56	$42.40	$81,321

A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	3,040,347	$45.20
Granted	213,164	91.49
Exercised	(532,830)	43.62
Forfeited or Expired	(38,727)	51.88
Outstanding at June 30, 2023	2,681,954	$49.09
Exercisable at June 30, 2023	1,551,628	$42.40

The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2023 is $13.1 million and is expected to be recognized over a weighted average period of approximately 1.6 years.

The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $25.3 million and $3.5 million, respectively. The cash received from options exercised during the six months ended June 30, 2023 and 2022 was $23.2 million and $6.4 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At June 30, 2023, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.6 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	144,826	$50.00
Granted	46,492	89.26
Vested	(60,373)	48.67
Forfeited	(1,112)	56.35
Unvested at June 30, 2023	129,833	$64.62

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

The total pre-tax compensation cost related to unvested PSUs not yet recognized as of June 30, 2023 is $5.7 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the six months ended June 30, 2023 and 2022 using a Monte Carlo Model:

	Six months ended
	June 30, 2023	June 30, 2022

Expected (annual) dividend rate	$0.48	$0.38
Expected volatility	32.71%	37.60%
Risk-free interest rate	4.66%	2.00%
Expected life (in years)	2.8	2.8

The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	62,659	$54.92
Granted	38,759	126.61
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2023[1]	101,418	$82.32
[1]Consists of 14,817 PSUs cliff vesting December 31, 2023, 47,842 PSUs cliff vesting December 31, 2024, and 38,759 PSUs cliff vesting December 31, 2025.

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

The total pre-tax compensation cost related to unvested Key Employee Awards not yet recognized as of June 30, 2023 is $0.5 million and is expected to be recognized over a weighted average period of approximately 0.5 years.

A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	26,599	$80.18
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2023	26,599	$80.18

Share-Based Compensation

A summary of share-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Grant date fair value of awards during the period:	(in thousands)
Options	$445	$650	$5,118	$5,499
PSUs	1,666	219	4,907	2,081
Restricted stock	1,244	1,018	4,150	3,155
Total	$3,355	$1,887	$14,175	$10,735

Share-based compensation expense:
Options	$2,311	$2,339	$4,376	$4,379
PSUs	716	292	1,083	477
Restricted stock	1,024	843	1,850	1,522
Key employee awards	253	322	514	530
Total	$4,304	$3,796	$7,823	$6,908

Income tax benefit related to share-based compensation:
Options	$1,840	$198	$5,161	$491
Restricted stock	199	9	664	228
Total	$2,039	$207	$5,825	$719

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

13. Employee Benefits

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is at or above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the six months ended June 30, 2023 and 2022.

The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$3,408	$3,273	$8,667	$6,579

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Profit sharing bonus plan and employee incentive plan expense	$5,952	$2,146	$10,818	$4,815

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Medical premium payments	$4,132	$2,043	$6,800	$3,989
Health saving account contributions	1,198	964	2,258	1,903

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:	(in thousands, except share and per share data)
Net income	$45,682	$15,946	$82,496	$34,005
Denominator:
Basic weighted average shares	54,293,127	53,095,286	54,175,682	52,992,439
Effect of dilutive shares related to stock based compensation[1]	1,353,260	566,590	1,334,800	747,998
Effect of dilutive shares related to contingent consideration[2]	—	—	141,850	204,179
Diluted weighted average shares	55,646,387	53,661,876	55,652,332	53,944,616
Earnings per share:
Basic	$0.84	$0.30	$1.52	$0.64
Dilutive	$0.82	$0.30	$1.48	$0.63
Anti-dilutive shares:
Shares	231,579	879,554	175,936	658,595
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

Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2023			June 30, 2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	—	$—	$—
401(k)	—	—	—	103,936	5,913	56.89
Employees	13,083	1,162	88.82	16,183	953	58.89
Total	13,083	$1,162	$88.82	120,119	$6,866	$57.16

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	June 30, 2023
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,327,367	$81,616	$18.86
401(k)	8,308,368	171,789	20.68
Directors and employees	2,058,038	24,522	11.92
Total	14,693,773	$277,927	$18.91

Cash Dividends

At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

Declaration Date[1]	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
May 18, 2022	June 3, 2022	July 1, 2022	$0.19	$0.38
November 8, 2022	November 28, 2022	December 16, 2022	$0.24	$0.48
March 1, 2023	March 13, 2023	March 31, 2023	$0.12	$0.48
May 18, 2023	June 9, 2023	June 30, 2023	$0.12	$0.48
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.

Stock Split

On July 7, 2023, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend. Stockholders of record at the close of business on July 28, 2023 will receive one additional share for every two shares they hold as of that date on August 16, 2023 (ex-dividend date August 17, 2023).

Pro Forma Results of Stock Split

The retroactive effect of the stock split, which will occur in the third quarter of 2023, will result in an insignificant (less than $0.1 million) reclass between common stock and retained earnings within stockholders' equity on the consolidated balance sheet. The following table sets forth the pro forma computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:	(in thousands, except share and per share data)
Net income	$45,682	$15,946	$82,496	$34,005
Denominator:
Basic weighted average shares	81,439,691	79,642,930	81,263,523	79,488,659
Effect of dilutive shares related to stock based compensation[1]	2,029,890	849,885	2,002,199	1,121,997
Effect of dilutive shares related to contingent consideration[2]	—	—	212,776	306,269
Diluted weighted average shares	83,469,581	80,492,815	83,478,498	80,916,925
Earnings per share:
Basic	$0.56	$0.20	$1.02	$0.43
Dilutive	$0.55	$0.20	$0.99	$0.42
Anti-dilutive shares:
Shares	347,368	1,319,331	263,905	987,893
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 12)
[2] Dilutive shares related to contingent shares issued to the former owners of BASX (Note 15)

The unaudited pro forma financial information was prepared in accordance with GAAP and is not necessarily indicative of the results of operations that would have occurred if the stock split had been effective before the date indicated above, nor is it indicative of the future operating results of the Company.

Contingent Shares Issued in BASX Acquisition

In December 2021, we closed on the acquisition of BASX. Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1.04 million shares of the Company's common stock, par value $0.004 per share. The shares do not accrue dividends.

Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. Based on the final allocation of the consideration paid, we estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of June 30, 2023, 0.39 million shares and 0.49 million shares related to the earn-out milestones for the years ended 2022 and 2021, respectively, have been issued to the former owners of BASX as private placements exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity.

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

Upon closing of the 2019 NMTC transaction, the Company provided an aggregate of approximately $15.9 million to the 2019 Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $15.9 million in proceeds plus capital contributed from the 2019 Investor was used to make an aggregate $22.5 million loan to a subsidiary of the Company. This financing arrangement is secured by equipment at the Company's Longview, Texas facilities and a guarantee from the Company, including an unconditional guarantee of the NMTCs.

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

2023 New Markets Tax Credit

On April 25, 2023, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2023 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2023 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “2023 Project”). In connection with the 2023 NMTC transaction, the Company received a $23.0 million NMTC allocation for the 2023 Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.

Upon closing of the 2023 NMTC transaction, the Company provided an aggregate of approximately $16.7 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $16.7 million in proceeds plus capital contributed from the 2023 Investor was used to make an aggregate $23.8 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The net proceeds from the closing of the 2023 NMTC is included in restricted cash on our consolidated balance sheets required to be used for the 2023 Project.

This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2023 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2023 Investor's interest of $5.7 million is recorded in New market tax credit obligation on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.

The 2019 Investor and 2023 Investor are each subject to 100 percent recapture of the 2019 and 2023 NMTC, respectively, it receives for a period of seven years, as provided in the Internal Revenue Code and applicable U.S. Treasury regulations in the event that the financing facility of the Borrower under the transaction (AAON Coil Products, Inc.) becomes ineligible for NMTC treatment per the Internal Revenue Code requirements. The Company is required to be in compliance with various regulations and contractual provisions that apply to the 2019 NMTC arrangements and 2023 NMTC arrangements, respectively.

Noncompliance with applicable requirements could result in the 2019 and/or 2023 Investors' projected tax benefits not being realized and, therefore, require the Company to indemnify the 2019 Investor and 2023 Investor for any loss or recapture of the 2019 NMTC and 2023 NMTC, respectively, related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with either of these financing arrangements.

The 2019 Investor and 2023 Investor and its majority owned community development entity are considered VIEs and the Company is the primary beneficiary of the VIEs. Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the 2019 NMTC or 2023 NMTC arrangements, respectively.

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

We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2023, except as noted below.

On April 27, 2022, the Company entered into a purchase and sale agreement with a third-party manufacturer to purchase certain assets to design and manufacture fan wheels for the purchase price of $6.5 million. As of June 30, 2023, we have paid approximately $3.5 million related to this agreement, which is included in other long-term assets and property, plant and equipment, with the remaining $3.0 million included in accounts payable and other long-term assets on our consolidated balance sheets. The final payment is expected to be made in 2023.

18.  Related Parties

The following is a summary of transactions and balances with related parties:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Sales to affiliates	$2,619	$2,327	$3,764	$3,079
Payments to affiliates	390	639	782	1,003

			June 30, 2023	December 31, 2022
			(in thousands)
Due from affiliates			$559	$432
Due to affiliates			319	—

The nature of our related party transactions is as follows:

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
•The Company periodically rents space partially owned by the CEO/President for various Company meetings.
•From December 10, 2021 through May 31, 2022, the Company leased a manufacturing and office facility in Redmond, Oregon from an entity in which certain members of BASX management have an ownership interest. This facility was purchased 100% by the Company on May 31, 2022.

19. Segments

The Company has determined that it has three reportable segments for financial reporting purposes. Management evaluates the performance of its business segments primarily on gross profit. The Company's chief operating decision maker ("CODM"), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and income from operations. The CODM does not evaluate operating segments using asset or liability information.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Sales			(in thousands)
AAON Oklahoma
External sales	$218,214	$157,481	$420,216	$297,348
Inter-segment sales	1,205	770	2,699	1,159
AAON Coil Products
External sales	30,081	26,754	63,493	48,689
Inter-segment sales	9,499	8,093	16,816	16,010
BASX
External sales	35,662	24,579	66,201	45,548
Inter-segment sales	1,130	—	1,500	—
Eliminations	(11,834)	(8,863)	(21,015)	(17,169)
Net sales	$283,957	$208,814	$549,910	$391,585

Gross Profit
AAON Oklahoma	$75,379	$31,737	$137,229	$65,573
AAON Coil Products	7,483	8,474	14,641	15,780
BASX	11,156	7,165	19,302	12,087
Gross profit	$94,018	$47,376	$171,172	$93,440

	June 30, 2023	December 31, 2022
Long-lived assets	(in thousands)
AAON Oklahoma	$244,762	$213,731
AAON Coil Products	75,422	68,013
BASX	40,045	35,578
Total long-lived assets	$360,229	$317,322

Intangible assets and goodwill
AAON Oklahoma	$3,229	$3,229
AAON Coil Products	—	—
BASX	141,466	143,269
Total intangible assets and goodwill	$144,695	$146,498

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

Overview

We engineer, manufacture, market, and sell premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $20.3 million of our total net sales for the six months ended June 30, 2023 and $10.2 million of our sales during the same period of 2022.

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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At June 30, 2023, the price (year to date average) for copper, stainless steel and aluminum increased 5.8%, 1.8%, and 25.8%, respectively, as compared to the price (year to date average) at June 30, 2022, while the price (year to date average) for galvanized steel decreased 30.8% as compared to the price (year to date average) at June 30, 2022.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.

We occasionally increase the price of our products to help offset any inflationary headwinds. In 2022, we implemented two significant price increases as well as a recurring 1% monthly price increase effective June 1, 2022 through April 1, 2023.

Backlog

The following table shows our historical backlog levels:

June 30, 2023	December 31, 2022	June 30, 2022
(in thousands)
$526,209	$548,022	$464,025

During the three months ended June 30, 2023, our production began to finally outpace bookings, allowing the size of our backlog to begin to normalize relative to production output. We have made significant investments in facilities, hiring additional workforce and training our workforce which is increasing our capacity and production rates. This has allowed our lead times to start and come down to more normal levels and put our backlog at a more manageable level.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net Sales	$283,957	$208,814	$549,910	$391,585
Cost of Sales	189,939	161,438	378,738	298,145
Gross Profit	94,018	47,376	171,172	93,440
Selling, general and administrative expenses	39,272	26,933	72,214	49,989
Loss (gain) on disposal of assets	6	(10)	12	(12)
Income from operations	$54,740	$20,453	$98,946	$43,463

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:

•We continue to have a strong backlog despite our record sales for the three and six months ended June 30, 2023. Total backlog decreased only 4.0% from December 31, 2022 and increased 13.4% from June 30, 2022.

•Sales for the three and six months ended June 30, 2023 grew 36.0% and 40.4%, respectively, due to record production rates and price increases realized during the period as compared to the quarter ended June 30, 2022.

•Our gross profit margin for the quarter ended June 30, 2023 of 33.1% increased 1,040 basis points from the quarter ended June 30, 2022.

We report our financial results based on three reportable segments: AAON Oklahoma, AAON Coil Products, and BASX, which are further described in "Segments" (Note 19) within our notes to the consolidated financial statements. The Company's chief operating decision maker ("CODM"), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and income from operations. The CODM does not evaluate operating segments using asset or liability information.

Segment Operating Results for Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022

	Three Months Ended
	June 30, 2023	Percent of Sales[1]	June 30, 2022	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$218,214	76.8%	$157,481	75.4%	$60,733	38.6%
AAON Coil Products	30,081	10.6%	26,754	12.8%	3,327	12.4%
BASX	35,662	12.6%	24,579	11.8%	11,083	45.1%
Net sales	$283,957		$208,814		$75,143	36.0%

Cost of Sales[2]
AAON Oklahoma	$142,835	65.5%	125,744	79.8%	$17,091	13.6%
AAON Coil Products	22,598	75.1%	18,280	68.3%	4,318	23.6%
BASX	24,506	68.7%	17,414	70.8%	7,092	40.7%
Cost of sales	$189,939	66.9%	$161,438	77.3%	$28,501	17.7%

Gross Profit[2]
AAON Oklahoma	$75,379	34.5%	$31,737	20.2%	$43,642	137.5%
AAON Coil Products	7,483	24.9%	8,474	31.7%	(991)	(11.7)%
BASX	11,156	31.3%	7,165	29.2%	3,991	55.7%
Gross profit	$94,018	33.1%	$47,376	22.7%	$46,642	98.5%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.

For the three months ended June 30, 2023 total net sales increased $75.1 million or 36.0%, with 20.0% of the increase coming from realization of price increases and the remaining 16.0% coming from increases in organic volume. Revenue synergies and lessening supply chain constraints contributed to the increase in net sales of 45.1% at BASX.

Gross profit as a percent of sales increased to 33.1% for the three months ended June 30, 2023 as compared to 22.7% for the three months ended June 30, 2022. As noted above, realization of price increases has improved our margin profile along with the slowing of inflation. AAON Coil Products gross profit as a percent of sales decreased to 24.9% for the three months ended June 30, 2023 as compared to 31.7% for the three months ended June 30, 2022. The decrease in gross margin at AAON Coil Products is a result of less than optimal overhead absorption from weather related production disruption. Additionally, AAON Coil Products is more sensitive to changes in the cost of copper, which increased during the quarter.

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

Raw Material Costs

Three-month average raw material cost per pound as of June 30:

	2023	2022	% Change

Copper	$5.91	$5.62	5.2%
Galvanized steel	$0.64	$0.92	(30.4)%
Stainless steel	$3.34	$3.38	(1.2)%
Aluminum	$2.58	$1.88	37.2%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	June 30, 2023	June 30, 2022
			2023	2022
	(in thousands)
Warranty	$3,126	$2,353	1.1%	1.1%
Profit sharing	5,952	2,146	2.1%	1.0%
Salaries & benefits	13,390	10,383	4.7%	5.0%
Stock compensation	2,476	2,014	0.9%	1.0%
Advertising	1,013	1,290	0.4%	0.6%
Depreciation & amortization	3,224	2,062	1.1%	1.0%
Insurance	1,198	866	0.4%	0.4%
Professional fees	876	900	0.3%	0.4%
Donations	429	136	0.2%	0.1%
Other	7,588	4,783	2.7%	2.3%
Total SG&A	$39,272	$26,933	13.8%	12.9%

Selling, general and administrative expenses increased $12.3 million for the three months ended June 30, 2023 from the prior year period. Profit sharing increased $3.8 million or 177.4% due to our increased operating results. Salaries and benefits increased $3.0 million or 29.0% which is primarily attributable to overall increased headcount as well as the impact of employee pay increases and benefit improvements made in the first quarter of 2023. Other expenses increased $2.8 million or 58.6% during the three months ended June 30, 2023 due mostly to increased travel and consulting expenses.

Income Taxes

	Three Months Ended		Effective Tax Rate
	June 30, 2023	June 30, 2022
			2023	2022
	(in thousands)
Income tax provision	$7,678	$4,177	14.4%	20.8%

The Company’s estimated annual 2023 effective tax rate, excluding discrete events, is expected to be approximately 24.1%.

The decrease in the overall effective tax rate was primarily due to the change in our valuation allowance from the discontinuation of our participation in the state of Oklahoma’s manufacturing property investment program. This change will allow the Company to utilize existing credit carryforwards in future tax years, eliminating the need for a valuation allowance against this deferred tax asset. The related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the estimated income tax provision for the three months ended June 30, 2023.

Segment Operating Results for Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022

	Six Months Ended
	June 30, 2023	Percent of Sales[1]	June 30, 2022	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$420,216	76.4%	$297,348	75.9%	$122,868	41.3%
AAON Coil Products	63,493	11.5%	48,689	12.4%	14,804	30.4%
BASX	66,201	12.0%	45,548	11.6%	20,653	45.3%
Net sales	$549,910		$391,585		$158,325	40.4%

Cost of Sales[2]
AAON Oklahoma	$282,987	67.3%	231,775	77.9%	$51,212	22.1%
AAON Coil Products	48,852	76.9%	32,909	67.6%	15,943	48.4%
BASX	46,899	70.8%	33,461	73.5%	13,438	40.2%
Cost of sales	$378,738	68.9%	$298,145	76.1%	$80,593	27.0%

Gross Profit[2]
AAON Oklahoma	$137,229	32.7%	$65,573	22.1%	$71,656	109.3%
AAON Coil Products	14,641	23.1%	15,780	32.4%	(1,139)	(7.2)%
BASX	19,302	29.2%	12,087	26.5%	7,215	59.7%
Gross profit	$171,172	31.1%	$93,440	23.9%	$77,732	83.2%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.

For the six months ended June 30, 2023 total net sales increased $158.3 million or 40.4%, with approximately half of this increase coming from realization of price increase and half coming from increases in volume. Gross profit as a percent of sales increased to 31.1% for the six months ended June 30, 2023 as compared to 23.9% for the six months ended June 30, 2022. Total gross profit increased mostly due to the multiple price increases realized for the six months ended June 30, 2023 counteracting the increasing cost of materials and labor. The increase in overall unit production volume, resulted in favorable labor and overhead efficiencies, improving absorption of fixed costs.

AAON Coil Products' gross profit as a percent of sales decreased to 23.1% for the six months ended June 30, 2023 as compared to 32.4% for the six months ended June 30, 2022 mostly due to less than optimal overhead absorption as discussed above. Start-up of production related to BASX units being built at AAON Coil Products was slower than anticipated and resulted in lower volumes.

The cost of our material fluctuates month-to-month. We implemented multiple price increases during 2022 and 2023 to counteract the increased cost of material. Some of the price increases have yet to be realized. Additionally, in order to retain our existing employees, we continue to award periodic raises in addition to our annual merit raises to our employees. During the six months ended June 30, 2023, our gross profit decreased by approximately $3.7 million for changes in our paid time off policies and for payroll taxes and 401(k) matching contributions related to profit sharing payments and stock transactions as our stock reached record highs consistently during the first quarter.

Raw Material Costs

Six-month average raw material cost per pound as of June 30:

	2023	2022	% Change

Copper	$5.82	$5.50	5.8%
Galvanized steel	$0.72	$1.04	(30.8)%
Stainless steel	$3.34	$3.28	1.8%
Aluminum	$2.44	$1.94	25.8%

Selling, General and Administrative Expenses

	Six Months Ended		Percent of Sales
	June 30, 2023	June 30, 2022
			2023	2022
	(in thousands)
Warranty	$5,534	$3,510	1.0%	0.9%
Profit sharing	10,818	4,815	2.0%	1.2%
Salaries & benefits	26,123	19,775	4.8%	5.0%
Stock compensation	4,349	3,683	0.8%	0.9%
Advertising	1,859	1,631	0.3%	0.4%
Depreciation & amortization	5,869	3,753	1.1%	1.0%
Insurance	2,431	1,575	0.4%	0.4%
Professional fees	1,981	2,382	0.4%	0.6%
Donations	554	325	0.1%	0.1%
Other	12,696	8,540	2.3%	2.2%
Total SG&A	$72,214	$49,989	13.1%	12.8%

Overall, selling, general and administrative expenses increased $22.2 million for the six months ended June 30, 2023 from the prior year period. Warranty expense increased consistent with our increase in net sales as we continue to focus on our commitment to reliability and quality. Profit sharing increased $6.0 million or 124.7% due to our increased operating results. Salaries and benefits increased $6.3 million or 32.1% which is primarily attributable to overall increases in our workforce as well as the the impact of employee pay increases and benefit improvements. Other expenses increased $4.2 million or 48.7% during the six months ended June 30, 2023 due mostly to increased travel and closing costs related to the 2023 New Market Tax Credit (Note 16).

Income Taxes

	Six months ended		Effective Tax Rate
	June 30, 2023	June 30, 2022
			2023	2022
	(in thousands)
Income tax provision	$14,034	$8,959	14.5%	20.9%

The Company’s estimated annual 2023 effective tax rate, excluding discrete events, is expected to be approximately 24.1%.

The decrease in the overall effective tax rate was primarily due to the change in our valuation allowance from the discontinuation of our participation in the state of Oklahoma’s manufacturing property investment program. This change will allow the Company to utilize existing credit carryforwards in future tax years, eliminating the need for a valuation allowance against this deferred tax asset. The related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the estimated income tax provision for the three months ended June 30, 2023.

Additionally during the six months ended June 30, 2023, the Company recorded an excess tax benefit of $5.8 million as compared to $0.7 million during the same period in 2022. The increase was primarily due to timing of stock option exercises as a result of our high stock price during the six months ended June 30, 2023.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.

Working Capital - Our unrestricted cash decreased $0.2 million from December 31, 2022 to June 30, 2023 and totaled $5.2 million at June 30, 2023. Our restricted cash increased $21.9 million from the closing of our recent New Markets Tax Credit related to our Longview, Texas Expansion. We expect most funds will be released from this account by the end of 2023 and used to pay down our revolving line of credit. We have also seen increases in our current income tax payable due to the tax law changes surrounding the capitalization of research and development costs. This has increased our cash paid for income taxes.

Revolving Line of Credit - Our revolving credit facility (as amended, "Revolver"), provides for maximum borrowings of $200.0 million. As of June 30, 2023 and December 31, 2022, we had $78.5 million and $71.0 million, respectively, outstanding under the Revolver. We had one standby letter of credit totaling $0.3 million as of June 30, 2023. At June 30, 2023, we have $121.2 million of borrowings available under the Revolver. The Revolver expires May 27, 2027. On April 20, 2023 we amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit executed on April 25, 2023 (Note 16).

Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.3% and 6.2% for the three and six months ended June 30, 2023. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and six months ended June 30, 2023 and 2022.

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

At June 30, 2023, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At June 30, 2023, our leverage ratio was 0.37 to 1.0, which meets the requirement of not being above 3 to 1.

2019 New Markets Tax Credit - On October 24, 2019, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2019 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2019 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “2019 Project”). In connection with the NMTC transaction, the Company received a $23.0 million NMTC allocation for the 2019 Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.

Upon closing of the 2019 NMTC transaction, the Company provided an aggregate of approximately $15.9 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $15.9 million in proceeds plus capital contributed from the Investor was used to make an aggregate $22.5 million loan to a subsidiary of the Company. This financing arrangement is secured by equipment at the Company's Longview, Texas facilities, and a guarantee from the Company, including an unconditional guarantee of the NMTCs.

2023 New Markets Tax Credit

On April 25, 2023, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2023 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2023 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “2023 Project”). In connection with the 2023 NMTC transaction, the Company received a $23.0 million NMTC allocation for the 2023 Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.

Upon closing of the 2023 NMTC transaction, the Company provided an aggregate of approximately $16.7 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $16.7 million in proceeds plus capital contributed from the Investor was used to make an aggregate $23.8 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs.

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

Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2023			June 30, 2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	—	$—	$—
401(k)	—	—	—	103,936	5,913	56.89
Employees	13,083	1,162	88.82	16,183	953	58.89
Total	13,083	$1,162	$88.82	120,119	$6,866	$57.16

Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	June 30, 2023
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share
Open market	4,327,367	$81,616	$18.86
401(k)	8,308,368	171,789	20.68
Directors and employees	2,058,038	24,522	11.92
Total	14,693,773	$277,927	$18.91

Dividends - At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

Declaration Date[1]	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
May 18, 2022	June 3, 2022	July 1, 2022	$0.19	$0.38
November 8, 2022	November 28, 2022	December 16, 2022	$0.24	$0.48
March 1, 2023	March 13, 2023	March 31, 2023	$0.12	$0.48
May 18, 2023	June 9, 2023	June 30, 2023	$0.12	$0.48
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.

On July 7, 2023, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend. Stockholders of record at the close of business on July 28, 2023 will receive one additional share for every two shares they hold as of that date on August 16, 2023 (ex-dividend date August 17, 2023).

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

Statement of Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2023 and 2022. For additional details, see the consolidated financial statements.

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Operating Activities
Net Income	$82,496	$34,005
Income statement adjustments, net	25,996	23,560
Changes in assets and liabilities:
Accounts receivable	(26,782)	(53,736)
Income taxes	(15,171)	(1,895)
Inventories	(17,927)	(33,879)
Contract assets	(4,711)	(2,820)
Prepaid expenses and other long-term assets	(2,502)	(3,066)
Accounts payable	(14,874)	6,490
Contract liabilities	(1,162)	22,217
Extended warranties	1,526	421
Accrued liabilities & other long-term liabilities	33,051	7,123
Net cash provided by (used in) operating activities	59,940	(1,580)
Investing Activities
Capital expenditures	(60,629)	(27,227)
Cash paid for building (Note 18)	—	(22,000)
Cash paid in business combination, net of cash acquired	—	(249)
Other	132	39
Net cash used in investing activities	(60,497)	(49,437)
Financing Activities
Proceeds from financing obligations, net of issuance costs	6,061	—
Payment related to financing costs	(398)	—
Borrowings under revolving credit facility	279,961	94,900
Payments under revolving credit facility	(272,429)	(28,651)
Principal payments on financing lease	—	(28)
Stock options exercised	23,244	6,385
Repurchase of stock	—	(5,912)
Employee taxes paid by withholding shares	(1,162)	(954)
Cash dividends paid to stockholders	(13,004)	—
Net cash provided by financing activities	$22,273	$65,740

Cash Flows Provided by Operating Activities

The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments. In early 2022, the Company began increasing the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations. Increases in the timing of our customer prepayment as well as increases in our employee bonuses pools and benefits (as a result of our positive operating results) increased our cash provided by accrued liabilities.

Payment terms for BASX jobs typically require upfront cash to fund the job resulting in cash inflows related to our contract liabilities and cash inflows fluctuate due to job timing and scheduling.

Cash Flows Used in Investing Activities

The capital expenditures for the six months ended June 30, 2023 relate to our continued investment in our production capabilities. Purchases during the six months ended June 30, 2023 relate to additional sheetmetal and other machinery for both replacement and growth, additional warehouse space in Longview, Texas, additional office space in Tulsa, Oklahoma, additional land in Tulsa, Oklahoma for future growth, and a partial interest in an airplane. The capital expenditure program for 2023 is estimated to be approximately $135.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.

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

Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees. Stock options exercised increased due to the increase in the number of employee options exercised and increase in our average stock price during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends. The second quarter dividend was paid on June 30, 2023.

Commitments and Contractual Obligations

We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2023 except as described below.

On April 27, 2022, the Company entered into a purchase and sale agreement with a third-party manufacturer to purchase certain assets to design and manufacture fan wheels for the purchase price of $6.5 million. As of June 30, 2023, we have paid approximately $3.5 million related to this agreement, which is included in other long-term assets and property, plant and equipment, with the remaining $3.0 million included in accounts payable and other long-term assets on our consolidated balance sheets. The final payment will be made in 2023.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2023.

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

Interest Rate Risk

We are exposed to changes in interest rates related to our outstanding debt. As of June 30, 2023, we had an outstanding balance of $78.5 million. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $0.8 million.

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

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.

Stock Repurchases

The Company may repurchase AAON, Inc. stock on the open market from time to time. From inception through June 30, 2023, we have repurchased a total of approximately 4.3 million shares (at current market prices) under the various open market stock buyback programs for an aggregate price of $81.6 million, or an average price of $18.86 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. On November 3, 2022, the Board of Directors approved an updated stock repurchase plan with repurchases under the plan not to exceed $50.0 million. The current repurchase plan will expire at the Board of Directors discretion.

The Company repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices. From inception through June 30, 2023, we repurchased approximately 2.1 million shares (at current market prices) for an aggregate price of $24.5 million, or an average price of $11.92 per share.

Lastly, the Company also had a stock repurchase arrangement by which employee-participants in our 401(k) Plan were entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. From inception through June 30, 2023, we repurchased approximately 8.3 million shares (at current market prices) for an aggregate price of $171.8 million, or an average price of $20.68 per share.

Repurchases during the second quarter of 2023 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2023	319	$96.88	319	—
May 2023	624	92.07	624	—
June 2023	467	93.36	467	—
Total	1,410	$93.58	1,410	—

Contingent Shares Issued in BASX Acquisition

In December 2021, we closed on the acquisition of BASX. Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1.04 million shares of the Company's common stock, par value $0.004 per share. The shares do not accrue dividends.

Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. Based on the final allocation of the consideration paid, we estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of June 30, 2023, 0.39 million shares and 0.49 million shares related to the earn-out milestones for the years ended 2022 and 2021, respectively, have been issued to the former owners of BASX as private placements exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 4A.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Rule 10b5-1 Trading Arrangements

The following table describes contracts, instructions or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). There were no non-Rule 10b5-1 trading arrangements entered into during the quarter ended June 30, 2023.

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Stephen E. Wakefield	November 23, 2022	Terminated May 17, 2023	95,788
Vice President and Chief Operating Officer

Item 6.  Exhibits.

Exhibit #	Description
3.2	Amended and Restated Bylaws of AAON, Inc. effective March 9, 2023 (i)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) our Consolidated Statements of Income for the six months ended June 30, 2023 and 2022; (iii) our Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2023 and 2022; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) the notes to our Consolidated Financial Statements.

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

AAON, INC.

Dated: August 03, 2023	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: August 03, 2023	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer