Form 10-Q
period 2023-09-30
AAON, INC.
filed 2023-11-06
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
Yes ☐                      No ☑

As of November 2, 2023, registrant had outstanding a total of 81,244,857 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2023	December 31, 2022
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$212	$5,451
Restricted cash	22,323	498
Accounts receivable, net of allowance for credit losses of $385 and $477, respectively	160,108	127,158
Inventories, net	214,507	198,939
Contract assets	25,306	15,151
Prepaid expenses and other	2,836	1,919
Total current assets	425,292	349,116
Property, plant and equipment:
Land	15,296	8,537
Buildings	193,684	169,156
Machinery and equipment	381,271	342,045
Furniture and fixtures	41,488	30,033
Total property, plant and equipment	631,739	549,771
Less: Accumulated depreciation	274,909	245,026
Property, plant and equipment, net	356,830	304,745
Intangible assets, net	61,901	64,606
Goodwill	81,892	81,892
Right of use assets	12,252	7,123
Other long-term assets	6,376	6,421
Total assets	$944,543	$813,903

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,917	$45,513
Accrued liabilities	90,986	78,630
Contract liabilities	19,576	21,424
Total current liabilities	140,479	145,567
Revolving credit facility, long-term	78,420	71,004
Deferred tax liabilities	14,744	18,661
Other long-term liabilities	16,247	11,508
New market tax credit obligation[1]	12,169	6,449
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 81,231,513 and 80,137,776 issued and outstanding at September 30, 2023 and December 31, 2022, respectively[2]	325	322
Additional paid-in capital	109,874	98,735
Retained earnings[2]	572,285	461,657
Total stockholders' equity	682,484	560,714
Total liabilities and stockholders' equity	$944,543	$813,903
[1] Held by variable interest entities (Note 16)
[2] Reflects three-for-two stock split effective August 16, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Net sales	$311,970	$242,605	$861,880	$634,190
Cost of sales	195,861	177,014	574,599	475,159
Gross profit	116,109	65,591	287,281	159,031
Selling, general and administrative expenses	51,470	28,891	123,684	78,880
Loss (gain) on disposal of assets	(25)	—	(13)	(12)
Income from operations	64,664	36,700	163,610	80,163
Interest expense, net	(1,266)	(954)	(3,959)	(1,694)
Other income, net	93	54	370	295
Income before taxes	63,491	35,800	160,021	78,764
Income tax provision	15,413	8,327	29,447	17,286
Net income	$48,078	$27,473	$130,574	$61,478
Earnings per share:
Basic[1]	$0.59	$0.34	$1.61	$0.77
Diluted[1]	$0.58	$0.34	$1.57	$0.76
Cash dividends declared per common share[1]:	$0.08	$—	$0.24	$0.13
Weighted average shares outstanding:
Basic[1]	81,418,800	79,777,987	81,140,473	79,543,925
Diluted[1]	83,393,054	80,938,074	83,275,208	80,882,798
[1] Reflects three-for-two stock split effective August 16, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Paid-in	Retained
[1] Reflects three-for-two stock split effective August 16, 2023	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balances at December 31, 2022	80,138	$322	$98,735	$461,657	$560,714
Net income	—	—	—	130,574	130,574
Stock options exercised, restricted stock awards	1,517	5	25,246	—	25,251
granted, and contingent shares issued (Note 15)
Share-based compensation	—	—	12,102	—	12,102
Stock repurchased and retired	(423)	(2)	(26,209)	—	(26,211)
Dividends	—	—	—	(19,946)	(19,946)
Balances at September 30, 2023	81,232	$325	$109,874	$572,285	$682,484

	Three Months Ended September 30, 2023
	Common Stock		Paid-in	Retained
	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balances at June 30, 2023	81,569	$326	$128,636	$531,149	$660,111
Net income	—	—	—	48,078	48,078
Stock options exercised and restricted	66	1	2,006	—	2,007
stock awards granted
Share-based compensation	—	—	4,279	—	4,279
Stock repurchased and retired	(403)	(2)	(25,047)	—	(25,049)
Dividends	—	—	—	(6,942)	(6,942)
Balances at September 30, 2023	81,232	$325	$109,874	$572,285	$682,484

	Nine Months Ended September 30, 2022
	Common Stock		Paid-in	Retained
	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balances at December 31, 2021	78,792	$318	$81,654	$384,198	466,170
Net income	—	—	—	61,478	61,478
Stock options exercised, restricted stock awards	1,265	3	10,987	—	10,990
granted, and contingent shares issued (Note 15)
Share-based compensation	—	—	10,229	—	10,229
Stock repurchased and retired	(234)	—	(8,921)	—	(8,921)
Contingent consideration	—	—	(6,000)	—	(6,000)
Dividends	—	—	—	(10,088)	(10,088)
Balances at September 30, 2022	79,823	$321	$87,949	$435,588	$523,858

	Three Months Ended September 30, 2022
	Common Stock		Paid-in	Retained
	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balances at June 30, 2022	79,691	$321	$82,078	$408,107	$490,506
Net income	—	—	—	27,473	27,473
Stock options exercised and restricted	186	—	4,605	—	4,605
stock awards granted
Share-based compensation	—	—	3,321	—	3,321
Stock repurchased and retired	(54)	—	(2,055)	—	(2,055)
Dividends	—	—	—	8	8
Balances at September 30, 2022	79,823	$321	$87,949	$435,588	$523,858
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Operating Activities	(in thousands)
Net income	$130,574	$61,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,439	25,624
Amortization of debt issuance cost	57	32
Amortization of right of use assets	166	191
(Recoveries of) provision for credit losses on accounts receivable, net of adjustments	(92)	300
Provision for excess and obsolete inventories, net of write-offs	2,979	1,380
Share-based compensation	12,102	10,229
Gain on disposition of assets	(13)	(12)
Foreign currency transaction loss	—	42
Interest income on note receivable	(15)	(17)
Deferred income taxes	(3,917)	(563)
Changes in assets and liabilities:
Accounts receivable	(32,040)	(63,593)
Income taxes	(12,472)	3,782
Inventories	(18,547)	(47,998)
Contract assets	(10,155)	(3,843)
Prepaid expenses and other long-term assets	(896)	(70)
Accounts payable	(15,631)	18,616
Contract liabilities	(1,848)	24,249
Extended warranties	2,049	730
Accrued liabilities and other long-term liabilities	21,405	12,857
Net cash provided by operating activities	107,145	43,414
Investing Activities
Capital expenditures	(82,900)	(41,586)
Cash paid for building (Note 18)	—	(22,000)
Cash paid in business combination, net of cash acquired	—	(249)
Proceeds from sale of property, plant and equipment	129	12
Principal payments from note receivable	39	41
Net cash used in investing activities	(82,732)	(63,782)
Financing Activities
Proceeds from financing obligation, net of issuance costs	6,061	—
Payment related to financing costs	(398)	—
Borrowings under revolving credit facility	444,072	151,103
Payments under revolving credit facility	(436,656)	(114,812)
Principal payments on financing lease	—	(115)
Stock options exercised	25,251	10,990
Repurchase of stock	(25,009)	(7,943)
Employee taxes paid by withholding shares	(1,202)	(978)
Cash dividends paid to stockholders	(19,946)	(10,096)
Net cash (used in) provided by financing activities	(7,827)	28,149
Net increase in cash, cash equivalents and restricted cash	16,586	7,781
Cash, cash equivalents and restricted cash, beginning of period	5,949	3,487
Cash, cash equivalents and restricted cash, end of period	$22,535	$11,268
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
Our financial statements consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of five variable interest entities ("VIEs") (Note 16) that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.
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

	Nine Months Ended September 30,
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

2.  Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 19) by major source, net of intercompany sales eliminations.

	Three Months Ended September 30, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$221,417	$—	$—	$221,417
Condensing units	—	7,636	—	7,636
Air handlers	—	9,862	7,558	17,420
Outdoor mechanical rooms	—	62	—	62
Cleanroom systems	—	—	5,355	5,355
Data center cooling solutions	—	3,284	25,726	29,010
Water-source heat pumps	—	3,898	—	3,898
Part sales	17,756	4	371	18,131
Other[1]	7,281	1,023	737	9,041
	$246,454	$25,769	$39,747	$311,970

	Three Months Ended September 30, 2022
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$154,171	$—	$—	$154,171
Condensing units	—	12,720	—	12,720
Air handlers	—	14,380	2,211	16,591
Outdoor mechanical rooms	58	118	—	176
Cleanroom systems	—	—	15,283	15,283
Data center cooling solutions	—	—	14,884	14,884
Water-source heat pumps	3,236	2,445	—	5,681
Part sales	15,724	—	176	15,900
Other[1]	5,980	841	378	7,199
	$179,169	$30,504	$32,932	$242,605
[1] Other sales include freight, extended warranties and miscellaneous revenue.

	Nine Months Ended September 30, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$597,508	$—	$—	$597,508
Condensing units	61	34,243	—	34,304
Air handlers	—	34,693	13,196	47,889
Outdoor mechanical rooms	208	274	—	482
Cleanroom systems	—	—	35,063	35,063
Data center cooling solutions	—	6,524	56,079	62,603
Water-source heat pumps	3,128	10,064	—	13,192
Part sales	47,623	5	862	48,490
Other[1]	18,142	3,459	748	22,349
	$666,670	$89,262	$105,948	$861,880

	Nine Months Ended September 30, 2022
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$414,493	$—	$—	$414,493
Condensing units	242	33,645	—	33,887
Air handlers	—	35,358	6,495	41,853
Outdoor mechanical rooms	612	488	—	1,100
Cleanroom systems	—	—	31,568	31,568
Data center cooling solutions	—	—	38,589	38,589
Water-source heat pumps	8,098	6,596	—	14,694
Part sales	39,797	—	507	40,304
Other[1]	13,275	3,106	1,321	17,702
	$476,517	$79,193	$78,480	$634,190
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
The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $20.1 million and $10.8 million for the three months ended September 30, 2023 and 2022, respectively, and $46.4 million and $28.7 million for the nine months ended September 30, 2023 and 2022, respectively.
3. Leases
The Company has various lease arrangements for certain manufacturing and warehousing facilities, equipment rental, as well as administrative facilities. Currently, all leases are classified as operating leases.
The following table presents the balances by lease type:

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Operating Leases
Right of use assets	Right of use assets	$12,252	$7,123
Lease liability, short-term	Accrued liabilities	$1,858	$1,254
Lease liability, long-term	Other long-term liabilities	$10,684	$5,993
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
4.  Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Accounts receivable	$160,493	$127,635
Less: Allowance for credit losses	(385)	(477)
Total, net	$160,108	$127,158

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$306	$563	$477	$549
Provisions for (recoveries of) expected credit	79	119	(92)	300
losses, net of adjustments
Accounts receivable written off, net of recoveries	—	—	—	(167)
Balance, end of period	$385	$682	$385	$682
5.  Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.
The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$209,697	$194,159
Work in process	4,379	3,501
Finished goods	5,219	5,806
Total, gross	219,295	203,466
Less: Allowance for excess and obsolete inventories	(4,788)	(4,527)
Total, net	$214,507	$198,939

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$5,281	$1,871	$4,527	$1,787
Provision for (recoveries of) excess and	1,521	1,232	2,979	1,380
obsolete inventories
Inventories written off	(2,014)	(38)	(2,718)	(102)
Balance, end of period	$4,788	$3,065	$4,788	$3,065

6.  Intangible assets
Our intangible assets consist of the following:

	September 30, 2023	December 31, 2022
Definite-lived intangible assets	(in thousands)
Intellectual property	$6,295	$6,295
Customer relationships	47,547	47,547
Less: Accumulated amortization	(6,512)	(3,807)
Total, net	47,330	50,035

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$61,901	$64,606
Amortization expense recorded in selling, general and administrative expenses is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Amortization expense	$902	$902	$2,705	$2,698
Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be $3.6 million for each of the years ending 2023 through 2027.
7.  Supplemental Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Supplemental disclosures:	(in thousands)
Interest paid	$1,187	$974	$3,814	$1,507
Income taxes paid	$12,081	$3,086	$45,724	$14,067
Non-cash investing and financing activities:
Non-cash capital expenditures	$(1,536)	$306	$35	$985
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
Changes in the warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Warranty accrual:	(in thousands)
Balance, beginning of period	$16,900	$14,381	$15,682	$13,769
Payments made	(3,337)	(2,196)	(7,653)	(5,094)
Warranty expense	4,248	3,046	9,782	6,556
Balance, end of period	$17,811	$15,231	$17,811	$15,231

9.  Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Warranty	$17,811	$15,682
Due to representatives	15,888	15,545
Payroll	18,105	11,901
Profit sharing	7,349	5,451
Workers' compensation	428	367
Medical self-insurance	1,745	1,178
Customer prepayments	1,462	3,750
Donations, short-term	419	637
Litigation settlement (Note 17)	7,500	—
Accrued income taxes	113	12,472
Employee vacation time	10,131	6,329
Lease liability, short-term	1,858	1,254
Property taxes	2,493	—
Extended warranties, short-term	2,909	1,330
Other	2,775	2,734
Total	$90,986	$78,630
Other long-term liabilities were comprised of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Lease liability	$10,684	$5,993
Extended warranties	5,009	4,539
Donations and other	554	976
Total	$16,247	$11,508
10.  Revolving Credit Facility
On May 27, 2022, we amended our $100.0 million Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Revolver”), to provide for maximum borrowings of $200.0 million. As of September 30, 2023 and December 31, 2022, we had $78.4 million and $71.0 million outstanding under the Revolver, respectively. We have two standby letters of credit totaling $2.3 million as of September 30, 2023. Borrowings available under the Revolver at September 30, 2023 were $119.3 million. The Revolver expires on May 27, 2027. On April 20, 2023, we amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit executed on April 25, 2023 (Note 16).
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.5% and 6.3% for the three and nine months ended September 30, 2023, respectively, as compared to 3.5% and 2.5% for the three and nine months ended September 30, 2022, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.
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

At September 30, 2023, we were in compliance with our covenants, as defined by the Revolver. Our financial covenants require that we meet certain parameters related to our leverage ratio. At September 30, 2023, our leverage ratio was 0.33 to 1.0, which meets the requirement of not being above 3 to 1.
11.  Income Taxes
The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Current	$14,892	$8,763	$33,364	$17,849
Deferred	521	(436)	(3,917)	(563)
Income tax provision	$15,413	$8,327	$29,447	$17,286
The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.
The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	3.4	5.0	4.0	4.7
Excess tax benefits related to share-based compensation (Note 12)	(0.8)	(1.5)	(3.9)	(1.6)
Return to provision	0.9	(0.4)	0.3	(0.5)
Research and development credits	(0.2)	(0.7)	(0.9)	(1.0)
Change in valuation allowance (Oklahoma Investment Credit)	—	—	(2.0)	—
Other	—	(0.1)	(0.1)	(0.7)
Effective tax rate	24.3%	23.3%	18.4%	21.9%
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
The Company had investment tax credit carryforwards with a valuation allowance reserved against them as we did not have sufficient taxable income to utilize the carryforwards, in part because we generated more credit each year than we were able to utilize. Because the Company will not generate additional excess credits after our 2022 tax year, we will be able to use our credit carryforwards against future taxable income and the related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the income tax provision for the nine months ended September 30, 2023. As of September 30, 2023, we have investment tax credit carryforwards of approximately $3.8 million. These credits have estimated expirations from the year 2039 through 2043.
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

12. Share-Based Compensation
As discussed in Note 15, the Company declared a three-for-two stock split effective August 16, 2023. All share and per share information has been updated to reflect the effect of this stock split.
On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provided an additional 5.0 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards. Under the LTIP, the exercise price of shares granted could not be less than 100% of the fair market value at the date of the grant.
On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan ("2016 Plan") which provides for approximately 13.4 million shares, comprised of 5.1 million new shares provided for under the 2016 Plan, approximately 0.6 million shares that were available for issuance under the previous LTIP that are now authorized for issuance under the 2016 Plan, approximately 3.9 million shares that were approved by the stockholders on May 15, 2018, and an additional 3.8 million shares that were approved by the stockholders on May 12, 2020.
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
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2023 and 2022 using a Black Scholes-Merton Model:

	Nine months ended
	September 30, 2023	September 30, 2022
Directors and SLT[1]:
Expected (annual) dividend rate	$0.32	$0.25
Expected volatility	37.89%	36.00%
Risk-free interest rate	4.39%	2.21%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.32	$0.25
Expected volatility	38.30%	37.38%
Risk-free interest rate	4.41%	2.20%
Expected life (in years)	3.0	3.0
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

 The following is a summary of stock options vested and exercisable as of September 30, 2023:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$13.95	-	$27.58	1,528,983	4.52	$24.70	$49,191
$28.28	-	$37.16	534,293	6.72	30.91	13,870
$37.63	-	$69.62	210,415	7.44	48.06	1,857
		Total	2,273,691	5.31	$28.32	$64,918
 A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	4,560,520	$30.14
Granted	326,506	61.16
Exercised	(864,524)	29.19
Forfeited or Expired	(106,291)	33.90
Outstanding at September 30, 2023	3,916,211	$32.83
Exercisable at September 30, 2023	2,273,691	$28.32
The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2023 is $10.7 million and is expected to be recognized over a weighted average period of approximately 1.3 years.
The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $27.6 million and $6.7 million, respectively. The cash received from options exercised during the nine months ended September 30, 2023 and 2022 was $25.3 million and $11.0 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At September 30, 2023, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.7 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	217,168	$33.34
Granted	73,633	59.70
Vested	(92,977)	32.57
Forfeited	(4,846)	38.52
Unvested at September 30, 2023	192,978	$43.64

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
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of September 30, 2023 is $5.0 million and is expected to be recognized over a weighted average period of approximately 1.7 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the nine months ended September 30, 2023 and 2022 using a Monte Carlo Model:

	Nine months ended
	September 30, 2023	September 30, 2022

Expected (annual) dividend rate	$0.32	$0.25
Expected volatility	32.71%	37.60%
Risk-free interest rate	4.66%	2.00%
Expected life (in years)	2.8	2.8
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.
A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	93,982	$36.62
Granted	58,130	84.42
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2023[1]	152,112	$54.88
[1]Consists of 22,222 PSUs cliff vesting December 31, 2023, 71,760 PSUs cliff vesting December 31, 2024, and 58,130 PSUs cliff vesting December 31, 2025.
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
The total pre-tax compensation cost related to unvested Key Employee Awards not yet recognized as of September 30, 2023 is $0.3 million and is expected to be recognized over a weighted average period of approximately 0.3 years.

A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	39,899	$53.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2023	39,899	$53.45

Share-Based Compensation
A summary of share-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Grant date fair value of awards during the period:	(in thousands)
Options	$106	$480	$5,224	$5,979
PSUs	—	109	4,907	2,190
Restricted stock	246	164	4,396	3,319
Total	$352	$753	$14,527	$11,488

Share-based compensation expense:
Options	$2,228	$2,104	$6,604	$6,483
PSUs	737	188	1,820	665
Restricted stock	1,053	768	2,903	2,290
Key employee awards	261	261	775	791
Total	$4,279	$3,321	$12,102	$10,229

Income tax benefit related to share-based compensation:
Options	$478	$531	$5,639	$1,022
Restricted stock	16	3	680	231
Total	$494	$534	$6,319	$1,253
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
13. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is at or above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the nine months ended September 30, 2023 and 2022.
The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$4,497	$4,189	$13,164	$10,768
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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Profit sharing bonus plan and employee incentive plan expense	$6,954	$4,137	$17,772	$8,952

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Medical premium payments	$4,455	$3,429	$11,255	$7,418
Health saving account contributions	1,460	968	3,718	2,871
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:	(in thousands, except share and per share data)
Net income	$48,078	$27,473	$130,574	$61,478
Denominator:
Basic weighted average shares[3]	81,418,800	79,777,987	81,140,473	79,543,925
Effect of dilutive shares related to stock based compensation[1,3]	1,974,254	1,160,087	1,993,664	1,135,815
Effect of dilutive shares related to contingent consideration[2,3]	—	—	141,071	203,058
Diluted weighted average shares[3]	83,393,054	80,938,074	83,275,208	80,882,798
Earnings per share:
Basic[3]	$0.59	$0.34	$1.61	$0.77
Dilutive[3]	$0.58	$0.34	$1.57	$0.76
Anti-dilutive shares:
Shares[3]	360,408	1,146,759	296,072	1,040,848
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 12)
[2] Dilutive shares related to contingent shares issued to the former owners of BASX (Note 15)
[3] Reflects three-for-two stock split effective August 16, 2023.

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
Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
March 13, 2020	$20 million	November 9, 2022
November 3, 2022	$50 million	** [1,2]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.
2 As of September 30, 2023, there is approximately $25.0 million remaining under the current stock repurchase program.
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
Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2023			September 30, 2022
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]	Shares[1]	Total $	$ per share[1]
Open market	402,873	$25,009	$62.08	53,218	$2,030	$38.14
401(k)	—	—	—	155,904	5,913	37.93
Employees	20,218	1,202	59.45	24,889	978	39.29
Total	423,091	$26,211	$61.95	234,011	$8,921	$38.12
[1] Reflects three-for-two stock split effective August 16, 2023.
Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	September 30, 2023
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]
Open market	6,893,924	$106,625	$15.47
401(k)	12,462,552	171,789	13.78
Directors and employees	3,087,651	24,562	7.95
Total	22,444,127	$302,976	$13.50
[1] Reflects three-for-two stock split effective August 16, 2023.

Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

Declaration Date[1]	Record Date	Payment Date	Dividend per Share[2]	Annualized Dividend per Share[2]
May 18, 2022	June 3, 2022	July 1, 2022	$0.13	$0.26
November 8, 2022	November 28, 2022	December 16, 2022	$0.16	$0.32
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.
[2] Reflects three-for-two stock split effective August 16, 2023.
Stock Split
On July 7, 2023, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend. Stockholders of record at the close of business on July 28, 2023 received one additional share for every two shares they held as of that date on August 16, 2023 (ex-dividend date August 17, 2023). Cash was paid in lieu of fractional shares (approximately $0.5 million). All share and per share information has been updated to reflect the effects of this stock split. The retroactive effect of the stock split resulted in an approximately $0.1 million reclass between common stock and retained earnings within stockholders' equity on the consolidated balance sheet.
Contingent Shares Issued in BASX Acquisition
As discussed above, the Company declared a three-for-two stock split effective August 16, 2023. All share and per share information has been updated to reflect the effect of this stock split.
In December 2021, we closed on the acquisition of BASX. Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1.56 million shares of the Company's common stock, par value $0.004 per share. The shares do not accrue dividends.
Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. Based on the final allocation of the consideration paid, we estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of September 30, 2023, 0.58 million shares and 0.73 million shares related to the earn-out milestones for the years ended 2022 and 2021, respectively, have been issued to the former owners of BASX as private placements exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity.
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
On September 28, 2023, the parties attended a court ordered settlement conference and agreed to resolve the case for $7.5 million. A settlement agreement was entered into on October 25, 2023 and the case has been dismissed with prejudice. The settlement of $7.5 million has been included in accrued liabilities on our consolidated balance sheets and selling, general and administrative expenses on our consolidated statement of income. The final payment was made on October 26, 2023.

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
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2023, except as noted below.
On April 27, 2022, the Company entered into a purchase and sale agreement with a third-party manufacturer to purchase certain assets to design and manufacture fan wheels for the purchase price of $6.5 million. As of September 30, 2023, we have paid approximately $3.5 million related to this agreement, which is included in other long-term assets and property, plant and equipment, with the remaining $3.0 million included in accounts payable and other long-term assets on our consolidated balance sheets. The final payment was made on October 30, 2023.
18.  Related Parties
The following is a summary of transactions and balances with related parties:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Sales to affiliates	$1,047	$450	$4,811	$3,529
Payments to affiliates	90	30	872	1,033

			September 30, 2023	December 31, 2022
			(in thousands)
Due from affiliates			$190	$432
Due to affiliates			232	—
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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Sales			(in thousands)
AAON Oklahoma
External sales	$246,454	$179,169	$666,670	$476,517
Inter-segment sales	768	998	3,467	2,157
AAON Coil Products
External sales	25,769	30,504	89,262	79,193
Inter-segment sales	11,871	8,037	28,687	24,047
BASX
External sales	39,747	32,932	105,948	78,480
Inter-segment sales	(74)	61	1,426	61
Eliminations	(12,565)	(9,096)	(33,580)	(26,265)
Net sales	$311,970	$242,605	$861,880	$634,190

Gross Profit
AAON Oklahoma	$94,174	$45,643	$231,403	$111,216
AAON Coil Products	8,307	10,564	22,948	26,344
BASX	13,628	9,384	32,930	21,471
Gross profit	$116,109	$65,591	$287,281	$159,031

	September 30, 2023	December 31, 2022
Long-lived assets	(in thousands)
AAON Oklahoma	$251,298	$213,731
AAON Coil Products	77,434	68,013
BASX	45,805	35,578
Total long-lived assets	$374,537	$317,322

Intangible assets and goodwill
AAON Oklahoma	$3,229	$3,229
AAON Coil Products	—	—
BASX	140,564	143,269
Total intangible assets and goodwill	$143,793	$146,498
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
Overview
We engineer, manufacture, market, and sell premium air conditioning and heating equipment consisting of standard, semi-custom, and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, and other commercial industries. We market our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $29.3 million of our total net sales for the nine months ended September 30, 2023 and $18.0 million of our sales during the same period of 2022.
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
The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At September 30, 2023, the price (year to date average) for copper, stainless steel and aluminum increased 1.2%, 5.0%, and 16.7%, respectively, as compared to the price (year to date average) at September 30, 2022, while the price (year to date average) for galvanized steel decreased 29.9% as compared to the price (year to date average) at September 30, 2022.
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
Backlog
The following table shows our historical backlog levels:

September 30, 2023	December 31, 2022	September 30, 2022
(in thousands)
$490,591	$548,022	$514,735
While our backlog is down at September 30, 2023 compared to December 31, 2022, our bookings remain strong. The year-ended December 31, 2022 was a record year for bookings and our backlog was swollen causing us to extend lead times. Investments made in our facilities and workforce have significantly improved our capacity and operational efficiencies. Production rates are at all time highs, trimming our backlog down to a more manageable size and allowing our lead times to improve.
Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net Sales	$311,970	$242,605	$861,880	$634,190
Cost of Sales	195,861	177,014	574,599	475,159
Gross Profit	116,109	65,591	287,281	159,031
Selling, general and administrative expenses	51,470	28,891	123,684	78,880
Loss (gain) on disposal of assets	(25)	—	(13)	(12)
Income from operations	$64,664	$36,700	$163,610	$80,163

The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:
•Sales for the three and nine months ended September 30, 2023 grew 28.6% and 35.9%, respectively, due to record production rates and price increases realized during the period as compared to the same periods in the prior year.
•Our gross profit margin for the quarter ended September 30, 2023 of 37.2% increased 1,020 basis points from the quarter ended September 30, 2022 due to increased organic volumes for operational efficiencies and better overhead absorption.
•We completed the repurchase of $25.0 million of shares under our current share repurchase authorization.
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
Segment Operating Results for Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022

	Three Months Ended
	September 30, 2023	Percent of Sales[1]	September 30, 2022	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$246,454	79.0%	$179,169	73.9%	$67,285	37.6%
AAON Coil Products	25,769	8.3%	30,504	12.6%	(4,735)	(15.5)%
BASX	39,747	12.7%	32,932	13.6%	6,815	20.7%
Net sales	$311,970		$242,605		$69,365	28.6%

Cost of Sales[2]
AAON Oklahoma	$152,280	61.8%	133,526	74.5%	$18,754	14.0%
AAON Coil Products	17,462	67.8%	19,940	65.4%	(2,478)	(12.4)%
BASX	26,119	65.7%	23,548	71.5%	2,571	10.9%
Cost of sales	$195,861	62.8%	$177,014	73.0%	$18,847	10.6%

Gross Profit[2]
AAON Oklahoma	$94,174	38.2%	$45,643	25.5%	$48,531	106.3%
AAON Coil Products	8,307	32.2%	10,564	34.6%	(2,257)	(21.4)%
BASX	13,628	34.3%	9,384	28.5%	4,244	45.2%
Gross profit	$116,109	37.2%	$65,591	27.0%	$50,518	77.0%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
For the three months ended September 30, 2023 total net sales increased $69.4 million or 28.6%, with 16.7% of the increase coming from realization of price increases and the remaining 11.9% coming from increases in organic volume. AAON Coil Products had a smaller backlog and realized price increases quicker than AAON Oklahoma. This along with inefficiencies related to implementing a new production line of BASX product at AAON Coil Products lead to year over year decreases in sales for this segment.
Gross profit as a percent of sales increased to 37.2% for the three months ended September 30, 2023 as compared to 27.0% for the three months ended September 30, 2022. As noted above, realization of price increases has improved our margin profile along with the slowing of inflation. Additionally, most of the organic growth noted above comes from our AAON Oklahoma segment, significantly improving overhead absorption and margin performance. BASX has benefited from larger jobs as a result of the revenue synergies created by being part of AAON which allows them to have a higher production rate without increasing personnel.

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
Raw Material Costs
Three-month average raw material cost per pound as of September 30:

	2023	2022	% Change

Copper	$5.45	$5.83	(6.5)%
Galvanized steel	$0.59	$0.82	(28.0)%
Stainless steel	$3.31	$2.94	12.6%
Aluminum	$2.45	$2.55	(3.9)%
Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	September 30, 2023	September 30, 2022
			2023	2022
	(in thousands)
Warranty	$4,248	$3,046	1.4%	1.3%
Profit sharing	6,954	3,744	2.2%	1.5%
Salaries & benefits	13,106	11,644	4.2%	4.8%
Stock compensation	2,476	1,537	0.8%	0.6%
Advertising	646	375	0.2%	0.2%
Depreciation & amortization	3,943	2,015	1.3%	0.8%
Insurance	1,403	902	0.4%	0.4%
Professional fees	9,914	1,304	3.2%	0.5%
Donations	226	232	0.1%	0.1%
Other	8,554	4,092	2.7%	1.7%
Total SG&A	$51,470	$28,891	16.5%	11.9%
Selling, general and administrative expenses increased $22.6 million for the three months ended September 30, 2023 from the prior year period. Profit sharing increased $3.2 million or 85.7% due to our increased operating results. Depreciation and amortization has increased due to increased investments in back office technology and automation. Professional fees increased $8.6 million during the three months ended September 30, 2023 due the litigation settlement (Note 17). Other expenses increased $4.5 million or 109.0% during the three months ended September 30, 2023 due mostly to increased travel and consulting expenses.
Income Taxes

	Three Months Ended		Effective Tax Rate
	September 30, 2023	September 30, 2022
			2023	2022
	(in thousands)
Income tax provision	$15,413	$8,327	24.3%	23.3%
The Company’s estimated annual 2023 effective tax rate, excluding discrete events, is expected to be approximately 24.1%.
During the quarter, we saw increases in our tax rate due to the finalization and filing of our 2022 tax return that resulted primarily from lower than expected federal research and development tax credit. This was offset by a decrease in our tax rate as a result of higher estimated income for the State of Oklahoma and thus higher realization of our investment credit.

Segment Operating Results for Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022

	Nine Months Ended
	September 30, 2023	Percent of Sales[1]	September 30, 2022	Percent of Sales[1]	$ Change	% Change

Net Sales[2]
AAON Oklahoma	$666,670	77.4%	$476,517	75.1%	$190,153	39.9%
AAON Coil Products	89,262	10.4%	79,193	12.5%	10,069	12.7%
BASX	105,948	12.3%	78,480	12.4%	27,468	35.0%
Net sales	$861,880		$634,190		$227,690	35.9%

Cost of Sales[2]
AAON Oklahoma	$435,267	65.3%	365,301	76.7%	$69,966	19.2%
AAON Coil Products	66,314	74.3%	52,849	66.7%	13,465	25.5%
BASX	73,018	68.9%	57,009	72.6%	16,009	28.1%
Cost of sales	$574,599	66.7%	$475,159	74.9%	$99,440	20.9%

Gross Profit[2]
AAON Oklahoma	$231,403	34.7%	$111,216	23.3%	$120,187	108.1%
AAON Coil Products	22,948	25.7%	26,344	33.3%	(3,396)	(12.9)%
BASX	32,930	31.1%	21,471	27.4%	11,459	53.4%
Gross profit	$287,281	33.3%	$159,031	25.1%	$128,250	80.6%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
For the nine months ended September 30, 2023 total net sales increased $227.7 million or 35.9%, with approximately 19.3% coming from realization of price increase and 16.6% coming from increases in organic volumes.
Gross profit as a percent of sales increased to 33.3% for the nine months ended September 30, 2023 as compared to 25.1% for the nine months ended September 30, 2022. Total gross profit increased mostly due to the multiple price increases realized for the nine months ended September 30, 2023 counteracting the increasing cost of materials and labor. The increase in overall unit production volume, resulted in favorable labor and overhead efficiencies, improving absorption of fixed costs.
AAON Coil Products' gross profit as a percent of sales decreased to 25.7% for the nine months ended September 30, 2023 as compared to 33.3% for the nine months ended September 30, 2022 mostly due to less than optimal overhead absorption as discussed above. Start-up of production related to BASX units being built at AAON Coil Products was slower than anticipated and resulted in lower volumes.
The cost of our material fluctuates month-to-month. We implemented multiple price increases during 2022 and 2023 to counteract the increased cost of material. Some of the price increases have yet to be realized. Additionally, in order to retain our existing employees, we continue to award periodic raises in addition to our annual merit raises to our employees. During the nine months ended September 30, 2023, our gross profit decreased by approximately $3.7 million for changes in our paid time off policies and for payroll taxes and 401(k) matching contributions related to profit sharing payments and stock transactions as our stock reached record highs consistently during the first quarter.

Raw Material Costs
Nine-month average raw material cost per pound as of September 30:

	2023	2022	% Change

Copper	$5.68	$5.61	1.2%
Galvanized steel	$0.68	$0.97	(29.9)%
Stainless steel	$3.33	$3.17	5.0%
Aluminum	$2.44	$2.09	16.7%
Selling, General and Administrative Expenses

	Nine Months Ended		Percent of Sales
	September 30, 2023	September 30, 2022
			2023	2022
	(in thousands)
Warranty	$9,782	$6,556	1.1%	1.0%
Profit sharing	17,772	8,559	2.1%	1.3%
Salaries & benefits	39,229	31,419	4.6%	5.0%
Stock compensation	6,825	5,220	0.8%	0.8%
Advertising	2,505	2,006	0.3%	0.3%
Depreciation & amortization	9,812	5,768	1.1%	0.9%
Insurance	3,834	2,477	0.4%	0.4%
Professional fees	11,895	3,686	1.4%	0.6%
Donations	780	557	0.1%	0.1%
Other	21,250	12,632	2.5%	2.0%
Total SG&A	$123,684	$78,880	14.4%	12.4%
Overall, selling, general and administrative expenses increased $44.8 million for the nine months ended September 30, 2023 from the prior year period. Profit sharing increased $9.2 million or 107.6% due to our increased operating results. Professional fees increased $8.2 million during the three months ended September 30, 2023 due the litigation settlement (Note 17). Other expenses increased $8.6 million or 68.2% during the nine months ended September 30, 2023 due mostly to increased travel and closing costs related to the 2023 New Market Tax Credit (Note 16).
Income Taxes

	Nine months ended		Effective Tax Rate
	September 30, 2023	September 30, 2022
			2023	2022
	(in thousands)
Income tax provision	$29,447	$17,286	18.4%	21.9%
The Company’s estimated annual 2023 effective tax rate, excluding discrete events, is expected to be approximately 24.1%.
The decrease in the overall effective tax rate was primarily due to the change in our valuation allowance from the discontinuation of our participation in the state of Oklahoma’s manufacturing property investment program. This change will allow the Company to utilize existing credit carryforwards in future tax years, eliminating the need for a valuation allowance against this deferred tax asset. The related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the estimated income tax provision for the nine months ended September 30, 2023.
Additionally during the nine months ended September 30, 2023, the Company recorded an excess tax benefit of $6.3 million as compared to $1.3 million during the same period in 2022. The increase was primarily due to timing of stock option exercises as a result of our high stock price during the nine months ended September 30, 2023.

Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash decreased $5.2 million from December 31, 2022 to September 30, 2023 and totaled $0.2 million at September 30, 2023. Our restricted cash increased $21.8 million from the closing of our recent New Markets Tax Credit related to our Longview, Texas Expansion. We expect most funds will be released from this account by the end of 2023. The funds will be used to pay down our revolving line of credit. We have also seen increases in our current income tax payable due to the tax law changes surrounding the capitalization of research and development costs. This has increased our cash paid for income taxes.
Revolving Line of Credit - Our revolving credit facility (as amended, "Revolver"), provides for maximum borrowings of $200.0 million. As of September 30, 2023 and December 31, 2022, we had $78.4 million and $71.0 million, respectively, outstanding under the Revolver. We had two standby letters of credit totaling $2.3 million as of September 30, 2023. At September 30, 2023, we have $119.3 million of borrowings available under the Revolver. The Revolver expires May 27, 2027. On April 20, 2023 we amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit executed on April 25, 2023 (Note 16).
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.5% and 6.3% for the three and nine months ended September 30, 2023. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.
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
At September 30, 2023, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At September 30, 2023, our leverage ratio was 0.33 to 1.0, which meets the requirement of not being above 3 to 1.
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
2023 New Markets Tax Credit - On April 25, 2023, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2023 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2023 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “2023 Project”). In connection with the 2023 NMTC transaction, the Company received a $23.0 million NMTC allocation for the 2023 Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
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

Stock Repurchases - The Board has authorized one active stock repurchase program for the Company. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. On November 3, 2022, the Board of Directors approved an updated stock repurchase plan with repurchases under the plan not to exceed $50 million. The current repurchase plan will expire at the Board of Directors' discretion.
Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
March 13, 2020	$20 million	November 9, 2022
November 3, 2022	$50 million	** [1,2]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.
2 As of September 30, 2023, there is approximately $25.0 million remaining under the current stock repurchase program.
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
Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2023			September 30, 2022
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]	Shares[1]	Total $	$ per share[1]
Open market	402,873	$25,009	$62.08	53,218	$2,030	$38.14
401(k)	—	—	—	155,904	5,913	37.93
Employees	20,218	1,202	59.45	24,889	978	39.29
Total	423,091	$26,211	$61.95	234,011	$8,921	$38.12
[1] Reflects three-for-two stock split effective August 16, 2023.
Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	September 30, 2023
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]
Open market	6,893,924	$106,625	$15.47
401(k)	12,462,552	171,789	13.78
Directors and employees	3,087,651	24,562	7.95
Total	22,444,127	$302,976	$13.50
[1] Reflects three-for-two stock split effective August 16, 2023.

Dividends - At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

Declaration Date[1]	Record Date	Payment Date	Dividend per Share[2]	Annualized Dividend per Share[2]
May 18, 2022	June 3, 2022	July 1, 2022	$0.13	$0.26
November 8, 2022	November 28, 2022	December 16, 2022	$0.16	$0.32
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.
[2] Reflects three-for-two stock split effective August 16, 2023.
On July 7, 2023, the Board of Directors declared a three-for-two stock split of the Company's common stock that was paid in the form of a stock dividend. Stockholders of record at the close of business on July 28, 2023 received one additional share for every two shares they held as of that date on August 16, 2023 (ex-dividend date August 17, 2023). All share and per share information has been updated to reflect the effects of this stock split.
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

Statement of Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2023 and 2022. For additional details, see the consolidated financial statements.

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Operating Activities
Net Income	$130,574	$61,478
Income statement adjustments, net	44,706	37,206
Changes in assets and liabilities:
Accounts receivable	(32,040)	(63,593)
Income taxes	(12,472)	3,782
Inventories	(18,547)	(47,998)
Contract assets	(10,155)	(3,843)
Prepaid expenses and other long-term assets	(896)	(70)
Accounts payable	(15,631)	18,616
Contract liabilities	(1,848)	24,249
Extended warranties	2,049	730
Accrued liabilities & other long-term liabilities	21,405	12,857
Net cash provided by operating activities	107,145	43,414
Investing Activities
Capital expenditures	(82,900)	(41,586)
Cash paid for building (Note 18)	—	(22,000)
Cash paid in business combination, net of cash acquired	—	(249)
Other	168	53
Net cash used in investing activities	(82,732)	(63,782)
Financing Activities
Proceeds from financing obligations, net of issuance costs	6,061	—
Payment related to financing costs	(398)	—
Borrowings under revolving credit facility	444,072	151,103
Payments under revolving credit facility	(436,656)	(114,812)
Principal payments on financing lease	—	(115)
Stock options exercised	25,251	10,990
Repurchase of stock	(25,009)	(7,943)
Employee taxes paid by withholding shares	(1,202)	(978)
Cash dividends paid to stockholders	(19,946)	(10,096)
Net cash (used in) provided by financing activities	$(7,827)	$28,149
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
The increase in our accrued liabilities and other long-term liabilities is due litigation settlement (Note 17) accrued at September 30, 2023.
Cash Flows Used in Investing Activities
The capital expenditures for the nine months ended September 30, 2023 relate to our continued investment in our production capabilities. Purchases during the nine months ended September 30, 2023 relate to additional sheet metal and other machinery for both replacement and growth, additional production and warehouse space in Longview, Texas, additional office space in Tulsa, Oklahoma, additional land in Tulsa, Oklahoma for future growth, and a partial interest in an airplane. The capital expenditure program for 2023 is estimated to be approximately $100.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
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
Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees. Stock options exercised increased due to the increase in the number of employee options exercised and increase in our average stock price during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Additionally, we repurchased approximately 402,873 shares for approximately $25.0 million during the nine months ended September 30, 2023 under our current stock repurchase program (Note 15).
Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends. The third quarter dividend was paid on September 29, 2023.
Commitments and Contractual Obligations
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2023 except as described below.
On April 27, 2022, the Company entered into a purchase and sale agreement with a third-party manufacturer to purchase certain assets to design and manufacture fan wheels for the purchase price of $6.5 million. As of September 30, 2023, we have paid approximately $3.5 million related to this agreement, which is included in other long-term assets and property, plant and equipment, with the remaining $3.0 million included in accounts payable and other long-term assets on our consolidated balance sheets. The final payment was made on October 30, 2023.
Critical Accounting Policies
There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2023.
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
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of September 30, 2023, we had an outstanding balance of $78.4 million. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $0.8 million.
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
Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.
Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. From inception through September 30, 2023, we have repurchased a total of approximately 6.9 million shares (at current market prices) under the various open market stock buyback programs for an aggregate price of $106.6 million, or an average price of $15.47 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. On November 3, 2022, the Board of Directors approved an updated stock repurchase plan with repurchases under the plan not to exceed $50.0 million. The current repurchase plan will expire at the Board of Directors discretion.
The Company repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices. From inception through September 30, 2023, we repurchased approximately 3.1 million shares (at current market prices) for an aggregate price of $24.6 million, or an average price of $7.95 per share.

Lastly, the Company also had a stock repurchase arrangement by which employee-participants in our 401(k) Plan were entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. From inception through September 30, 2023, we repurchased approximately 12.5 million shares (at current market prices) for an aggregate price of $171.8 million, or an average price of $13.78 per share.
Repurchases during the third quarter of 2023 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid Per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2023	177	$67.30	177	—
August 2023	403,187	62.07	403,187	—
September 2023	258	61.49	258	—
Total	403,622	$61.95	403,622	—
[1] Reflects three-for-two stock split effective August 16, 2023.
Contingent Shares Issued in BASX Acquisition
In December 2021, we closed on the acquisition of BASX. Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1.56 million shares of the Company's common stock, par value $0.004 per share. The shares do not accrue dividends.
Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. Based on the final allocation of the consideration paid, we estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of September 30, 2023, 0.58 million shares and 0.73 million shares related to the earn-out milestones for the years ended 2022 and 2021, respectively, have been issued to the former owners of BASX as private placements exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity.
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

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Stephen E. Wakefield	November 23, 2022	Terminated May 17, 2023	95,788
Vice President and Chief Operating Officer

Stephen E. Wakefield	September 13, 2023	Expires August 30, 2024	181,000
Vice President and Chief Operating Officer
Item 6.  Exhibits.

Exhibit #	Description
3.2	Amended and Restated Bylaws of AAON, Inc. effective March 9, 2023 (i)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) our Consolidated Statements of Income for the nine months ended September 30, 2023 and 2022; (iii) our Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2023 and 2022; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) the notes to our Consolidated Financial Statements.

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

AAON, INC.

Dated: November 06, 2023	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: November 06, 2023	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer