Form 10-K
period 2023-12-31
AAON, INC.
filed 2024-02-28
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
 ☐  Yes        ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2023 was $4,193.6 million based upon the closing price reported for such date on the Nasdaq Global Select Market.

As of February 23, 2024, registrant had outstanding a total of 81,581,679 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders to be held May 21, 2024, incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
AAON is a lead producer in heating, ventilation, and air conditioning ("HVAC") systems for commercial and industrial indoor environments. We are engaged in the engineering, manufacturing, and selling of premium heating, ventilation, and air conditioning equipment consisting primarily of semi-custom and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls.
Business Segments
The Company conducts its business through three business segments: AAON Oklahoma, AAON Coil Products, and BASX.
AAON Oklahoma: AAON Oklahoma engineers, manufactures, and sells, semi-custom, and custom HVAC systems, designs and manufactures controls solutions, and sells retail parts to customers through retail part stores and online. AAON Oklahoma includes the operations of our Tulsa, OK and Parkville, MO manufacturing facilities, two retail locations, and the Norman Asbjornson Innovation Center ("NAIC") research and development laboratory accredited by the Air Movement and Control Association International, Inc. ("AMCA").
With the NAIC, a world-class research and development ("R&D") laboratory in Tulsa, OK, our products are continuously tested under a variety of extreme environmental conditions to ensure they deliver the ultimate performance, efficiency, and value.
Also located in Tulsa, OK, our cutting-edge Customer Exploration Center showcases the engineering, design attributes and premium build quality of our equipment side-by-side the market alternatives.
AAON Coil Products: AAON Coil Products engineers and manufactures a selection of our semi-custom, and custom HVAC systems as well as a variety of heating and cooling coils to be used in HVAC systems, mostly for the benefit of AAON Oklahoma, AAON Coil Products, and BASX. AAON Coil Products consists of operations at our Longview, TX manufacturing facilities.
BASX: BASX engineers, manufactures, and sells an array of custom, high-performance cooling solutions for the rapidly growing hyperscale data center market, ventilation solutions for cleanroom environments in the bio-pharmaceutical, semiconductor, medical and agriculture markets, and highly custom, air handlers and modular solutions for a vast array of markets. BASX consists of operations at our Redmond, OR manufacturing facilities.
For more information on our business segments' financial position and results of operations, refer to Note 22, "Segments," of the notes to consolidated financial statements.
Business and Marketing Strategy
Our products serve the commercial, industrial, data center, and cleanroom markets within the HVAC equipment industry. Our business strategy involves mass semi-customization leveraging flexible computer-aided manufacturing systems to produce highly configurable equipment. We differentiate from other HVAC manufacturers by combining the low unit costs of mass production processes with the flexibility of individual customization.
Through a collaborative effort with our network of independent sales representatives, we engineer and manufacture products and systems that best serve the buyer's unique needs and applications.
Our go-to-market strategy is centered around customers and markets that demand HVAC equipment with extraordinary performance and durability, greater energy efficiency, and best overall value. We manufacture equipment with more configurability than other "standard" offerings found in the HVAC equipment industry and we do not manufacture equipment that has not been pre-specified by our customers with an emphasis on high customer satisfaction and reduced product delivery channel time.

Since day one, AAON has been dedicated to manufacturing and product leadership with innovation through research and development with a specific emphasis on energy performance, durability, efficiency, and indoor air quality.
As a result of our strategy to engineer and manufacture innovative HVAC products of the highest performance, efficiency, and value, we are naturally committed to meeting regulatory and certification standards of the relevant standard setting bodies, including the Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”); the American National Standards Institute ("ANSI"); American Society of Heating, Refrigeration and Air-Conditioning Engineers ("ASHRAE"); the AMCA and the International Organization for Standardization ("ISO").
To date, our sales have been primarily derived from the domestic market. Foreign sales accounted for approximately $39.9 million, $27.6 million, and $14.8 million of our net sales in 2023, 2022, and 2021, respectively. As a percentage of net sales, foreign sales accounted for approximately 3.4%, 3.1%, and 3.0% of our net sales in each of those years, respectively.
Products - AAON Oklahoma and AAON Coil Products
Our rooftop and condensing units are primarily installed on commercial or industrial structures. Our air handling units, self-contained units, geothermal/water-source heat pumps, and coils are suitable for all sizes of commercial and industrial buildings.
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
We purchase certain components, fabricate sheet metal and tubing and then assemble and test the finished products. Our primary finished product consists of a single unit system that generates heating and cooling in a self-contained cabinet, referred to in the industry as “unitary product”. Our other finished products are coils, air handling units, condensing units, makeup air units, energy recovery units, rooftop units, geothermal/water-source heat pumps, and controls.
We offer three groups of rooftop units: the RQ Series, consisting of five cooling sizes ranging from two to six tons; the RN Series, offered in 28 cooling sizes ranging from six to 140 tons; and the RZ Series, which is offered in 15 cooling sizes ranging from 45 to 261 tons.
When configured as Air-Source Heat Pumps ("ASHP"), the RQ and RN Series (2 to 50 tons), are capable of operating in ambient outside temperatures as low as zero degrees Fahrenheit. Known as the AAON Alpha Class, our omni-climate ASHPs are a critical solution that meet the increasing demand for building decarbonization. Utilizing variable speed technology, these innovative ASHPs provide energy-efficient heating and cooling throughout the year in virtually any climate.
In addition to our legendary RTUs, we offer the SA, SB and M2 Series as indoor packaged, water-cooled or geothermal/water-source heat pump self-contained units with cooling capacities of three to 70 tons.
Our condensing unit, the CF Series, is available from two to 70 tons and can be configured as an Alpha Class ASHP.
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
Our RN, RQ, M2, and SB Series, are AHRI certified in accordance with ANSI/AHRI/ASHRAE/ISO 13256.
Our unitary products (RQ and RN Series) are certified with AHRI and the US Department of Energy to ANSI/AHRI 210/240 up to five tons capacity and ANSI/AHRI 340/360 up to 63 tons capacity.

Performance characteristics of our products range in cooling capacity from two to 261 tons and in heating capacity from 7,200 to 4,500,000 British Thermal Units ("BTUs"). Many of our products far exceed these minimum standards and are among the highest efficiency products currently available in the market.
A typical commercial building installation requires one ton of air conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air conditioning, which can involve multiple units.
Our packaged RTUs with two stage or variable speed compressors are optimized with high efficiency evaporator and condenser coils and variable speed fans, leading to an AHRI Certified performance up to 20.3 seasonal energy efficiency ratio ("SEER") and 22.5 integrated energy efficiency ratio ("IEER"). AAON H3/V3 Series energy recovery wheel air handling units provide energy efficient 100% outside air ventilation by recovering energy that would otherwise be exhausted from a building.
In addition to the equipment we manufacture, we design and produce high-performance controls solutions that enhances our equipment’s unique features and capabilities. Our controls division provides factory-developed and tested control options for Variable Air Volume, Make-Up Air, Single Zone VAV, Constant Volume, and Zoning systems associated with our products and other HVAC related equipment.
We offer several controls options: the Orion Controller, factory installed customer provided controls, and terminal block for field installed controls. Most of our controls are Underwriters Laboratories category ZPVI2 compliant and BACnet Testing Laboratories certified which ensures our products meet internationally recognized standards for safety, traceability, conformance, and production quality. Our economizer function is California Title 24 certified to minimize energy consumption. Our proven sequences of operation optimize the performance of our HVAC units.
Out of the box, our controls are user-friendly and configurable to provide a variety of HVAC unit application options, in addition, we are able to customize our controls to meet customers’ unique requirements.
Products - BASX
The products BASX manufactures are highly engineered and customized products, fully complementing our legacy business. BASX data center cooling solutions are focused on providing highly configurable, purpose-built equipment with a focus on efficiency, speed of deployment, and quality. High-performance air-cooled chiller solutions are provided with indirect airside economization and optional adiabatic assisted cooling, and are designed to integrate with high performance computing systems requiring direct to chip cooling. White space process cooling solutions include fan coil walls, computer room air handling ("CRAH") units, overhead fan coils, in-row coolers, and chilled water air handlers. Packaged solutions include coupled economizing chillers with integrated air handling units, direct evaporative coolers, and packaged direct expansion ("DX") solutions with airside economizers.
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
Air Quality Products
The ASHRAE, a professional association with a goal of advancing HVAC systems designs and construction, established an Epidemic Task Force in 2020 and determined several recommendations to mitigate the spread of the virus, including humidity control, air filtration, increased outdoor air ventilation, and air disinfection.
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
Outdoor Air Ventilation - Our innovative use of energy recovery wheels and energy recovery plates combined with its superior humidity control design can help building management follow outdoor ventilation air recommendations while limiting an increase of energy usage and maintaining recommended humidity levels. AAON has been the leader in Dedicated Outdoor Air Systems ("DOAS") for many years.
On October 31st, 2022, the US Department of Energy ("DOE") released their final ruling concerning DX-DOAS. These are systems that condition primarily fresh outside air streams to maintain space comfort and air quality.
Starting May 1, 2024 the DOE will begin regulating the efficiency of dedicated outdoor air units separately from other comfort cooling systems. AAON perceives this as an advantage because our equipment is designed for higher energy efficiency and superior part load and dehumidification performance than competitors who focus on the initial sale price of their equipment or do not participate in the certification programs offered by AHRI.
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
Representatives
As of December 31, 2023, we employ a sales staff of 82 individuals and utilize approximately 59 independent manufacturer representatives’ organizations (“Representatives”) having 139 offices to market our products primarily in the United States and Canada. Sales are made directly to the contractor or end user, with shipments being made from our Tulsa, Oklahoma, Longview, Texas, Parkville, Missouri, or Redmond, Oregon facilities to the job site.
Historically, our products and sales strategy focused on niche markets and applications. However, market trends related to the COVID-19 pandemic and indoor air quality, decarbonization and energy efficiency, and higher energy prices, have positioned us to focus on a wider spectrum of the nonresidential HVAC equipment industry. The targeted markets for our equipment are customers seeking products of higher performance and better quality than those offered, and/or options not offered, by standardized manufacturers.
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

Major Customers
For the years-ended December 31, 2023, 2022, and 2021, Texas AirSystems accounted for approximately 13.8%, 12.4%, and 11.7% of our sales, respectively. Through portfolio groups, Meriton has an ownership interest in Texas AirSystems and certain other of our sales representatives. The aggregate sales percentages through Meriton-affiliated groups that are in addition to Texas AirSystems’ sales for the years-ended December 31, 2023, 2022 and 2021 accounted for an additional 2.3%, 1.4% and 2.7%, respectively. Two other similar groups, Ambient and Hobbs/Insight, share common ownership of some of our other sales representatives through portfolio groups and for the year-ended December 31, 2023, aggregate sales through their portfolio groups accounted for approximately 11.5% and 10.2% of our sales, respectively. Sales through the portfolio groups of either Ambient or Hobbs/Insight did not account for 10% or more of our sales for any years-ended prior to December 31, 2023.
Backlog
Our backlog as of February 1, 2024 was approximately $507.7 million. Management considers the orders that make up the backlog to be firm commitments with minimal risk of cancellation. This is consistent with historical trends as we rarely receive cancellations, even during recessionary times. Nonetheless, orders are subject to cancellation, in which case, cancellation charges apply up to the full price of the equipment. After an order is deemed firm and is entered into the backlog, lead times to fulfill orders for AAON Oklahoma and AAON Coil Products is generally around 11 weeks. Orders for BASX product, including orders built at AAON Coil Products' Longview location are typically placed months in advance of requested delivery to secure production for those projects. As a result, portions of the backlog do not turn over within our 11 week lead time.
Competition
Our AAON Oklahoma and AAON Coil Products product offerings primarily compete with Lennox (Lennox International, Inc.), Trane (Trane Technologies plc), York International (Johnson Controls International PLC), Carrier (Carrier Global Corporation), and Daikin (Daikin Industries). Our BASX product offerings primarily compete with Vertiv (Vertiv Holdings Co.), STULZ (STULZ Air Technology Systems, Inc.), Munters, Silent Aire (Johnson Controls International PLC), Nortek (Nortek Air Solutions), and Engineered Air.
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

Working Capital Practices
Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation and expected supply chain restraints. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $200.0 million and had a $38.3 million outstanding balance at December 31, 2023. Borrowings available under the revolving credit facility at December 31, 2023, were $159.4 million. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.
Research and Development
Our products are engineered for performance, flexibility, and serviceability. This has become a critical factor in competing in the HVAC equipment industry. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines.
We self-sponsor our R&D activities, rather than needing to be customer-sponsored. R&D activities have involved the RQ, RN, and RZ (rooftop units), H3, SA, V3, and M2 (air handling units), CF (condensing units), and the SA and SB (self-contained units), as well as component evaluation and refinement, development of control systems and new product development. R&D expenses incurred were approximately $43.7 million, $46.8 million, and $16.6 million in 2023, 2022, and 2021, respectively. The significant increase for the year ended December 31, 2022 was related to the inclusion of a full year of operations of BASX (Note 4) as well as our commitment to product performance and innovation.
Our NAIC research and development laboratory facility includes many unique capabilities, which, to our knowledge, exist nowhere else in the world. A few features of the NAIC include supply, return, and outside sound testing at actual load conditions, testing of up to a 300 ton air conditioning system, up to a 540 ton chiller system, and 80 million BTU/hr of gas heating test capacity. The NAIC carries accreditation from AMCA for standards AMCA 210 (aerodynamic performance rating) & AMCA 300 (reverberant room sound testing). Environmental application testing capabilities include -20 to 130°F testing conditions, up to 8 inches per hour rain testing, up to 2 inches per hour snow testing, and up to 50 mph wind testing. We believe we have the largest sound-testing chamber in the world for testing heating and air conditioning equipment and are not aware of any similar labs that can conduct this testing while putting the equipment under full environmental load. The unique capabilities of the NAIC will enable us to lead the industry in the development of quiet, energy efficient commercial and industrial heating and air conditioning equipment.
The NAIC currently houses twelve testing chambers. These testing chambers allow us to meet and maintain AHRI and DOE certification and solidify the Company’s industry position as a technological leader in the manufacturing of HVAC equipment. Current voluntary industry certification programs and government regulations only go up to 63 tons of air conditioning. The NAIC contains both a 100 ton and a 300 ton chamber, allowing us to uniquely prove to customers our capacity and efficiency on these larger units.
The NAIC was designed to test products well beyond the standard AHRI rating points and allows us to offer testing services on our equipment throughout our range of product application. This capability is vital for critical facilities where the units must perform properly and allows our customers to verify the performance of our units in advance, rather than after installation. These same capabilities have allowed AAON to develop low ambient air source heat pump products that are unique in being able to address the growing need for these type units that address electrification initiatives and commitments.
Our Parkville, Missouri location is home to our new Electronics Prototyping Lab ("Lab") featuring a fully functional SMD (Surface Mount Device) production line. The production line incorporates automated pick-and-place equipment able to quickly and accurately place devices as small as 0.1mm by 0.2mm, the same technology scale used in cell phones. The production line also includes a profiled reflow oven to assure reliability in the finished prototypes. The Lab has allowed us to increase our speed to market and incorporate cutting-edge technology into our control designs. In addition, it allows our Controls Engineering team to utilize their hardware and software development skills to outpace our competitors in responding to market changes and upsets.
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
In 2023, we published our fifth annual environmental, social, and governance ("ESG") report sharing our approach in the material areas of stakeholder engagement, innovation and efficiency, environmental responsibility, climate change, occupational health and safety, talent attraction and retention, diversity and inclusion, community engagement and investment, corporate governance and ethics and compliance. The report also highlights achievements and long-term targets related to greenhouse gas emissions, hazardous waste recycling, and non-fossil fuel consuming products. We participate in a sustainability benchmarking initiative, the Sustainability Alliance Scor3card, through which we monitor and report in the material areas of energy, material management, water, community stewardship, transportation, communication, and health. We achieved Platinum level in this program in 2023 and 2022. Our ESG committee provides oversight for ESG activities, ESG report development and an internal grassroots sustainability committee provides education opportunities, communications and recommendations to the Company on a regular basis.
We are committed to environmental responsibility and continue to make progress toward reducing greenhouse gas ("GHG") emissions, increasing paint byproduct recycling from our facilities and increasing the percentage of non-fossil fuel powered units we produce. Our approach toward emissions reduction and climate change includes product solutions for our customers and improvements to our own facilities. Approximately 36% of our energy portfolio is currently derived from renewable sources, and the Company's Scope 1 and 2 emissions (emissions that occur from sources that are controlled or owned by an organization and emissions associated with the purchase of electricity, steam, heat, or cooling) are being tracked. We opted into an additional percentage of renewable energy at our Tulsa, Oklahoma facilities in 2022, continued to invest and partner on projects that reduce GHG emissions globally and have begun the transition to the lower global warming potential R-454B refrigerant. We continue to develop and manufacture non-fossil fuel consuming units to provide the most sustainable commercial HVAC equipment in the market and announced the zero degree cold air-source heat pump in 2022 as a critical solution that meets the increasing demand for building decarbonization in cold climates.
In the area of energy efficiency and conservation, our Tulsa, Oklahoma and Longview, Texas facilities have transitioned to nearly 100% LED lighting in our facilities leading to considerable cost savings and reduced energy consumption. Our Redmond, Oregon facilities are installing LED lights into any new fixtures in their current facility and working towards retrofitting old fixtures to LED. We participate in an energy demand response program through the public utility provider to reduce demand during peak hours. Energy efficiency has been a priority not only in product development, but also in overall capital investments which include the acquisition of new, energy efficient equipment for the production floor, new high-speed overhead facility doors, the installation of new HVAC equipment, building control systems, the application of heat and light reflective material to production facilities, along with other behavioral-based energy efficiency changes. We are tracking our energy usage intensity before and after these updates. We also opened the Customer Exploration Center in 2023, a net-zero facility powered by solar and geothermal energy.
In the area of material management, we focus on recycling, reducing, reusing and sourcing more environmentally-friendly materials into our processes. At our Tulsa, Oklahoma and Longview, Texas facilities, we recycled over 13,678 tons, 14,928 tons, and 13,793 tons of metal in 2023, 2022, and 2021, respectively. Also, through our partnership with a waste to energy facility, we successfully diverted over 694 tons, 668 tons, and 460 tons of waste from landfills in 2023, 2022, and 2021, respectively. We have identified paint product recycling partners at both our Tulsa, Oklahoma and Longview, Texas facilities. We also recycle paper, wood, and cardboard where available. We continue to innovate ways to reduce and reuse shipping packaging between facilities and identify new opportunities to reduce or reuse items in our production and administrative areas.
Human Capital Resources
Our employees are not represented by unions or other collective bargaining agreements. Management considers its relations with our employees to be good. The following table represents the number of our direct employees and contract personnel we employed on each respective date:

	As of	As of	As of
	February 20, 2024	February 22, 2023	February 23, 2022
AAON Oklahoma	2,663	2,474	1,979
AAON Coil Products	586	681	574
BASX	607	511	328
Total employees	3,856	3,666	2,881
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
•Short-term and long-term disability
•Identity theft protection
•Group life insurance
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
We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdowns or disruptions. During 2023, 2022, and 2021 we experienced some price increases in our components and raw materials, which appear to be a result of COVID-19 and subsequent inflation, as well as supply chain challenges related to certain manufacturing parts.
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
Our results of operations and financial condition could be negatively impacted by the loss of one or more major customers.
From time to time in the past we derived a significant portion of our sales from a limited number of customers, and such concentration may continue in the future.  The loss of, or significant reduction in sales to significant customers (or a related portfolio group of customers) could have a material adverse effect on our results of operations, financial condition and cash flow. Further, the addition of new major customers in the future could increase our customer concentration risks as described above.
Our results of operations and financial condition could be negatively impacted by the loss of a major third-party representative.
We are dependent on our third-party representatives to market and sell our products. If such relationships were terminated or impaired for any reason, it could materially and adversely affect our ability to generate revenues and profits. Certain of our competitors with greater financial resources than us could target our third-party representatives for exclusive sales channels. We may not be able to secure additional third-party representatives who will effectively market our products in certain geographical areas. In addition, adding new representatives requires additional administrative efforts and costs. If we are unable to establish new representative relationships or continue current relationships, or terminate and replace our third-party representatives, our business, financial condition, and results of operations could be materially and adversely affected.
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
Natural disasters such as tornadoes, ice storms and fires, as well as accidents, acts of terror, infection, and other factors beyond our control could adversely affect our operations. Our facilities are in areas where tornadoes are likely to occur, and the majority of our operations are at our Tulsa, Oklahoma facilities. With the acquisition of BASX in 2021, we now have operations in an area that is, historically, impacted by wild fires. The effects of natural disasters and other events could damage our facilities and equipment and force a temporary halt to manufacturing and other operations, and such events could consequently cause severe damage to our business. We maintain insurance against these sorts of events; however, this is not guaranteed to cover all the losses and damages incurred. Furthermore, we may experience significant increases in our insurance premium costs in relation to these matters that may have a material adverse effect upon our business, liquidity, financial condition, or results of operations.
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
Historically, we have attempted to limit the impact of price fluctuations on commodities by entering into non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations. These contracts are not accounted for using hedge accounting since they meet the normal purchases and sales exemption. The use of such contracts could cause us to forego the economic benefits we would otherwise realize if prices were to change in our favor. Additionally, should there be a downturn in the market, we could be committed to purchase more materials than necessary for our production and carry excess inventory which could result in additional costs to the business.

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
Changes in legislation or government regulations or policies could adversely affect our results of operations.
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
We are transitioning to a new refrigerant with lower global warming potential for our HVAC systems and must be fully compliant under current governmental regulations by 2025. We expect to incur costs associated with this transition related to the purchase of the new refrigerant as well as additional sensors and detectors on our HVAC systems. In addition, we expect to incur cost to our facilities, specifically costs to store and use the new refrigerant in production; however, we do not expect these costs to be significant. Due to the increased flammability of the new refrigerant, the insurance industry may require higher premiums for companies once the conversion begins. Furthermore, due to the expected increased demand of the newer refrigerants as well as the older hydrofluorocarbon refrigerants (as they are phased out), we expect to see increased manufacturing costs related to purchases of refrigerants and could see higher costs for future warranty claims. As with any significant regulatory change, delays or other changes to implementation timing could also have a negative impact on our operations and profitability.
Additionally, regulations that reduce or eliminate the use of fossil fuels such as natural gas and propane may reduce or eliminate sales of gas fired equipment for which AAON holds a strong market position. This will result in a shift to more air- and water-cooled heat pump type units to provide space heating. This shift in product line could affect production productivity material costs and aftermarket warranty costs.
Future legislation or regulations relating to environmental policies, product certification, product liability, taxes, amount and availability of tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.
Item 1B.  Unresolved Staff Comments.
None.
ITEM 1C. Cybersecurity
Cybersecurity risk management and strategy
Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology ("NIST"), the Center for Internet Security ("CIS"), the Computer Objectives for Information and related Technology ("COBIT"), and the International Organization for Standardization ("ISO"). We use these frameworks, together with information collected from internal assessments, to develop policies for use of our information assets, access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multifactor authentication and malware defenses. We also work with internal stakeholders across the company to integrate foundational cybersecurity principles throughout our organization’s operations, including employment of multiple layers of cybersecurity defenses, restricted access based on business need, and integrity of our business information. Throughout the year, we also regularly train our employees on cybersecurity awareness, confidential information protection and simulated phishing attacks.
We engage third-party assessors to conduct penetration testing and measure our program to industry standard frameworks as needed. We also have standing engagements with incident response experts and external counsel. We frequently collaborate with industry experts and cybersecurity practitioners at other companies to exchange information about potential cybersecurity threats, best practices and trends.
Our cybersecurity risk management is an important part of our comprehensive business continuity program and internal risk management. Our information security team periodically engages with a cross-functional group of subject matter experts and leaders to assess and refine our cybersecurity risk posture and preparedness. We practice our response to potential cybersecurity incidents through regular tabletop exercises, threat hunting and red team exercises.
For more information about cybersecurity risks, see the Risk factors discussion in Item 1A of this Form 10-K.
Governance of cybersecurity risk management
The board of directors, as a whole, has oversight responsibility for our strategic and operational risks. The audit committee assists the board of directors with this responsibility by reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of management. The audit committee, in turn, periodically reports on its review with the board of directors.
Management is responsible for day-to-day assessment and management of cybersecurity risks. Our chief information officer has primary oversight of material risks from cybersecurity threats. Our chief information officer has more than 25 years of experience across various engineering, business and management roles, including leading the development and implementation of information technology strategies and roadmaps for manufacturing automation.
Our chief information officer assesses our cybersecurity readiness through internal assessment tools as well as third-party control tests, vulnerability assessments, audits and evaluation against industry standards. We have governance and compliance structures that are designed to elevate issues relating to cybersecurity to our chief information officer, such as potential threats or vulnerabilities. We also employ various defensive and continuous monitoring techniques using recognized industry frameworks and cybersecurity standards.
Our chief information officer meets with the audit committee periodically to review our information technology systems and discuss key cybersecurity risks. In addition, the chief financial officer reviews with the audit committee at least annually our risk management program, which includes cybersecurity risks, and is also reported to the board.
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
AAON Oklahoma
Our plant and office facilities in Tulsa, Oklahoma, consist of a 342,000 square foot building (327,000 square feet of manufacturing/warehouse space and 15,000 square feet of office space) located on a 12-acre tract of land at 2425 South Yukon Avenue. Additionally we own a 940,000 square foot manufacturing/warehouse building and a 70,000 square foot office building located on an approximately 79-acre tract of land across the street from the original facility (2440 South Yukon Avenue) and a 40,000 square foot building used as warehouse space located on a 6-acre tract.

In 2023, we acquired an additional 17-acre tract of land adjacent to the east side of the current 12-acre tract. We also lease a 198,000 square foot warehouse space which is used for additional inventory storage in Tulsa, Oklahoma.
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
Our Tulsa location is also home to our engineering research and development laboratory, the NAIC. The three-story, 134,000 square foot stand alone facility is both an acoustical and a performance measuring laboratory. This facility currently consists of twelve test chambers, allowing AAON to meet and maintain industry certifications. This facility is located west of the 940,000 square foot manufacturing/warehouse building at 2440 South Yukon Avenue.
In 2023, we opened our Exploration Center at our Tulsa location. The Exploration Center is a 28,000 square foot facility located adjacent to the NAIC. The Exploration Center provides an immersive and educational experience of our products, solutions and our people and also serves as an event hub for our stakeholders, including our customers, employees, representatives and investors. The Exploration Center adds a dimension of customer engagement that showcases our products and our competitors' products and allows our customers to interact with our employees.
Our operations in Parkville, Missouri, are conducted in a leased plant/office at 8500 NW River Park Drive. This location is home to our Controls design and manufacturing facilities. In October 2022, we modified the existing lease to increased our manufacturing and office space to approximately 86,000 square feet. During mid-2023, we began utilizing this additional space for manufacturing operations.
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
In April 2023, we broke ground on an expansion to our 222,000 square foot building. The expansion consists of 237,500 square feet of office and manufacturing space that will be dedicated to unit production. We expect that we will be able to utilize this space in late 2024.
BASX
Our operations in Redmond, Oregon, are conducted in a plant/office at 3500 SW 21st Place, containing approximately 194,000 square feet (169,000 square feet of manufacturing/warehouse space and 25,000 square feet of office space) on a 13-acre tract of land.
In August 2022, we purchased additional real property of approximately one-acre adjacent to the plant/office at 3500 SW 21st Place, to facilitate future growth of our operations. In the third quarter of 2023, we broke ground on an approximate 30,000 square foot fabrication facility residing on the one-acre tract of land. We expect to be in operation in this facility in late 2024.
We lease several properties near our main Redmond, Oregon location. In the aggregate, these properties contain approximately 104,500 square feet of additional warehouse space. Additionally, we lease an office of approximately 4,000 square feet located at 1725 Blankenship Road, West Linn, Oregon.
Item 3.  Legal Proceedings.
See Note 18 of the Consolidated Financial Statements.
Item 4.  Mine Safety Disclosure.
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information - Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AAON”. As of the close of business on February 23, 2024, there were 1,030 holders of record of our common stock.
Dividends - At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our cash dividends for the three years ended December 31, 2023 are as follows:

			Dividend	Annualized Dividend
Declaration Date[1]	Record Date	Payment Date	per Share[2]	per Share[2]
May 17, 2021	June 3, 2021	July 1, 2021	$0.13	$0.26
November 9, 2021	November 26, 2021	December 17, 2021	$0.13	$0.26
May 18, 2022	June 3, 2022	July 1, 2022	$0.13	$0.26
November 8, 2022	November 28, 2022	December 16, 2022	$0.16	$0.32
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.
[2] Reflects three-for-two stock split effective August 16, 2023.
Stock Split - On July 7, 2023, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend. Stockholders of record at the close of business on July 28, 2023 received one additional share for every two shares they held as of that date on August 16, 2023 (ex-dividend date August 17, 2023).
Share-Based Compensation Plans - The following is a summary of our share-based compensation plans as of December 31, 2023:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 2007 Long-Term Incentive Plan	161,854	$15.02	—
The 2016 Long-Term Incentive Plan	1,862,571	$29.55	5,070,436

Issuer Purchases of Equity Securities - Repurchases during the fourth quarter of 2023, which include repurchases from our employee repurchase program, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2023	1,158	$54.89	1,158	—
November 2023	180	61.00	180	—
December 2023	348	70.99	348	—
Total	1,686	$58.86	1,686	—

Contingent Shares Issued in BASX Acquisition - On December 10, 2021, we closed on the acquisition of BASX (Note 4). Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1.56 million shares of AAON stock, par value $0.004 per share. The shares do not accrue dividends.
Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. We estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of December 31, 2023, 0.58 million, and 0.73 million shares related to the earn-out milestones for the years ended 2022 and 2021, respectively, have been issued to the former owners of BASX as private placements exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity.
Rule 10b5-1 Trading Arrangements - The following table describes contracts, instructions or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Stephen E. Wakefield	November 23, 2022	Terminated May 17, 2023	95,788
Vice President and Chief Operating Officer

Stephen E. Wakefield	September 13, 2023	Terminated December 27, 2023	181,000
Vice President and Chief Operating Officer

Comparative Stock Performance Graph
The following performance graph compares our cumulative total shareholder return for the Company’s common stock for the five-year period ending on December 31, 2023, compared to an overall stock market index (the NASDAQ Composite Index) and the Company’s peer group index (S&P 600 Capital Goods Industry Group Index). We believe the S&P 600 Capital Goods Industry Group Index best represents our relative peer group based on our current business and market capitalization. The graph assumes that $100 was invested at the close of trading December 31, 2018, with the reinvestment of dividends since that date. This table is not intended to forecast future performance of our Common Stock.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2018

350
300
250
200
150
100
2018
2019
2020
2021
2022
2023
AAON Inc.
NASDAQ
S&P 600 Capital Goods

Company / Index	2018	2019	2020	2021	2022	2023
AAON, Inc.	$100	$142	$193	$231	$220	$326
NASDAQ Composite Index	100	137	198	242	163	236
S&P 600 Capital Goods Industry Group Index	$100	$130	$150	$188	$180	$249
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
Item 6.  Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the year ended December 31, 2023. This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data. A detailed discussion of the year to year changes for the years ended December 31, 2022 and 2021 is not included herein and can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Description of the Company
AAON is a leader in HVAC solutions for commercial and industrial indoor environments. The company’s industry-leading approach to designing and manufacturing highly configurable equipment to meet exact needs creates a premier ownership experience with greater efficiency, performance, and long-term value. AAON is headquartered in Tulsa, Oklahoma, where its world-class innovation center and testing capabilities enable continuous advancement toward a cleaner and more sustainable future.
We engineer, manufacture, and sell premium heating, ventilation, and air conditioning equipment consisting of semi-custom and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to a variety of vertical markets including retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, industrial, and other commercial markets. We sell our products to all 50 states in the United States and certain provinces in Canada.
Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The uncertainty of the economy negatively impacted the commercial and industrial new construction markets in 2020 and the first half of 2021. Since mid-2021, nonresidential construction spending has been strong, recovering well beyond pre-2020 levels and finishing 2023 near record levels. Recently, however, certain leading indicators, including architectural billings and construction starts, signal a slowing in construction spending within the next 12 months. Furthermore, some economic general indicators are suggesting the general economy is slowing, which could also impact the replacement market. If the domestic economy were to slow or enter a recession, this could result in a decline in our sales volume and profitability. Sales in the commercial and industrial new construction markets generally lag the housing market, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, the state of the economy and other macroeconomic factors over which we have no control. Sales in the replacement markets are driven by various factors, including general economic growth, the Company's new product introductions, fluctuations in the average age of existing equipment in the market, government regulations and stimulus, change in market demand between more customized, higher performing HVAC equipment and lower priced standard equipment, as well as many other factors. When new construction is down, we emphasize the replacement market.
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

The price levels of our raw materials fluctuate due to various economic factors within the U.S. and global economy. For the year ended December 31, 2023, the prices for copper, galvanized steel, and stainless steel decreased by approximately 4.5%, 38.9%, and 3.3%, respectively, and aluminum increased by approximately 15.5% from 2022.
We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.
We occasionally increase the price of our products to help offset any inflationary headwinds. In recent years, price increases have been more frequent due to the amount of inflation the business has endured. In 2021, we implemented three price increases. In 2022, we implemented two significant price increases as well as a recurring 1% monthly price increase beginning June 1, 2022 and ending on April 1, 2023. We reinstated a recurring 1% monthly price increase on October 1, 2023 and carried that through February 1, 2024.
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
We will continue to implement human resource initiatives to retain and attract labor to further improve productivity and production efficiencies.

Backlog
The following table shows our historical backlog levels:

December 31, 2023	December 31, 2022
(in thousands)
$510,028	$548,022
While our backlog is down at December 31, 2023 compared to December 31, 2022, our bookings remain strong. The year-ended December 31, 2022 was a record year for bookings and our backlog was elevated causing us to extend lead times. Investments made in our facilities and workforce have significantly improved our capacity and operational efficiencies. Production rates are at all time highs, trimming our backlog down to a more manageable size and allowing our lead times to improve.
Consolidated Results of Operations

	Years Ended December 31,
	2023	2022
	(in thousands)
Net Sales	$1,168,518	$888,788
Cost of Sales	769,498	651,216
Gross Profit	399,020	237,572
Selling, general and administrative expenses	171,539	110,823
Gain on disposal of assets	(13)	(12)
Income from operations	$227,494	$126,761
The following are highlights of our results of operations, cash flows, and financial condition:
•Net sales for 2023 grew 31.5% to $1,168.5 million due to record production rates and price increases realized during the period as compared to the same period in the prior year.
•Overall gross margin increased 740 basis points in 2023 due to increased organic volumes for operational efficiencies and better overhead absorption.
•We continue to invest in the future growth of the Company as evidenced by our $104.3 million in capital expenditures in 2023, an increase $50.3 million or 93.1% when compared to 2022 .
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

Segment Operating Results for the Years Ended December 31, 2023 and 2022

	For the years ended December 31,
	2023	Percent of Sales[2]	2022	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$897,919	76.8%	$663,845	74.7%	$234,074	35.3%
AAON Coil Products	112,320	9.6%	107,290	12.1%	5,030	4.7%
BASX	158,279	13.5%	117,653	13.2%	40,626	34.5%
Net sales	$1,168,518		$888,788		$279,730	31.5%

Cost of Sales[2]
AAON Oklahoma	$577,852	64.4%	490,862	73.9%	$86,990	17.7%
AAON Coil Products	82,996	73.9%	73,979	69.0%	9,017	12.2%
BASX	108,650	68.6%	86,375	73.4%	22,275	25.8%
Cost of sales	$769,498	65.9%	$651,216	73.3%	$118,282	18.2%

Gross Profit[2]
AAON Oklahoma	$320,067	35.6%	$172,983	26.1%	$147,084	85.0%
AAON Coil Products	29,324	26.1%	33,311	31.0%	(3,987)	(12.0)%
BASX	49,629	31.4%	31,278	26.6%	18,351	58.7%
Gross profit	$399,020	34.1%	$237,572	26.7%	$161,448	68.0%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
Total net sales increased $279.7 million, or 31.5%, with 17.0% of the increase coming from realization of price increases and the remaining 14.5% coming from increases in organic volume. AAON Coil Products had a smaller backlog and along with inefficiencies related to implementing a new production line of BASX product at AAON Coil Products led to smaller year over year increase sales for this segment. The increase in BASX net sales is primarily related to large jobs in the data center market as a result of the revenue synergies created by being part of AAON.
Gross profit as a percent of sales increased to 34.1% during 2023 as compared 26.7% in 2022. As noted above, realization of price increases has improved our margin profile along with the slowing of inflation. Additionally, most of the organic growth noted above comes from our AAON Oklahoma segment, significantly improving overhead absorption and margin performance. The increase in net sales at BASX has improved their overhead absorption, thus increasing their gross profit margin year over year.
As shown in the table below, we've experienced year over year fluctuations in the cost of several raw materials. We implemented multiple price increases during 2022 and 2023 to counteract the increased cost of material. Some of the price increases have yet to be realized. Additionally, in order to retain our existing employees, we continue to award periodic raises in addition to our annual merit raises to our employees.

Raw Material Costs
Twelve month average raw material cost per pound as of December 31:

	2023	2022	% Change

Copper	$5.35	$5.60	(4.5)%
Galvanized Steel	$0.58	$0.95	(38.9)%
Stainless Steel	$3.19	$3.30	(3.3)%
Aluminum	$2.54	$2.20	15.5%
Selling, General and Administrative Expenses

	Years Ended December 31,		Percent of Sales
	2023	2022	2023	2022
	(in thousands)
Warranty	$16,165	$8,497	1.4%	1.0%
Profit Sharing	24,590	14,009	2.1%	1.6%
Salaries & Benefits	53,281	41,351	4.6%	4.7%
Stock Compensation	9,318	7,025	0.8%	0.8%
Advertising	2,594	2,353	0.2%	0.3%
Depreciation & Amortization	13,761	8,050	1.2%	0.9%
Insurance	5,354	3,755	0.5%	0.4%
Professional Fees	15,372	5,754	1.3%	0.6%
Donations	1,242	1,134	0.1%	0.1%
Other	29,862	18,895	2.6%	2.1%
Total SG&A	$171,539	$110,823	14.7%	12.5%

Selling, general and administrative expenses increased $60.7 million or 54.8% during 2023 as compared to the prior year. As a percentage of sales, selling, general and administrative increased from 12.5% to 14.7%. Most of the increase is due to professional fees that increased $9.6 million due to the litigation settlement (Note 18).
Profit sharing increased $10.6 million or 75.5% due to our increased operating results. Other expenses increased $11.0 million or 58.0% during year due mostly to increased travel, consulting expenses and closing costs related to the 2023 New Market Tax Credit (Note 17).
Income Taxes

	Years Ended December 31,		Effective Tax Rate
	2023	2022	2023	2022
	(in thousands)
Income tax provision	$45,531	$24,157	20.4%	19.4%
The Company’s estimated annual 2023 effective tax rate, excluding discrete events, was 23.8%.
The increase year over year in the overall effective tax rate was primarily due the non-deductible executive compensation. In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 162(m), the tax deduction for covered executives of public companies is limited to $1.0 million per individual. Because of our high stock price and timing of executive stock option exercises this resulted in an increase to the income tax provision of $3.8 million for the year ended December 31, 2023.

Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash and cash equivalents decreased $5.2 million from December 31, 2022 to December 31, 2023. As of December 31, 2023, we had $9.0 million in cash and cash equivalents and restricted cash.
Revolving Line of Credit - Our revolving credit facility ("Revolver"), as amended and restated, provides for maximum borrowings of $200.0 million. As of December 31, 2023 and December 31, 2022, we had an outstanding balance under the Revolver of $38.3 million and $71.0 million, respectively. We had two standby letters of credit totaling $2.3 million as of December 31, 2023 and one standby letter of credit totaling $0.8 million as of December 31, 2022. Borrowings available under the Revolver at December 31, 2023, were $159.4 million. The Revolver expires on May 27, 2027.
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. At December 31, 2023 and 2022, the weighted average interest rate of our Revolver was 6.3% and 3.0%, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the years ended December 31, 2023 and 2022.
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
At December 31, 2023, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At December 31, 2023, our leverage ratio was 0.15 to 1.0, which meets the requirement of not being above 3 to 1.

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
Upon closing of the 2023 NMTC transaction, the Company provided an aggregate of approximately $16.7 million to the Investor, in the form of a loan receivable, with a term of twenty-five years,, bearing an interest rate of 1.0%. This $16.7 million in proceeds plus capital contributed from the 2023 Investor was used to make an aggregate

$23.8 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The net proceeds from the closing of the 2023 NMTC is included in restricted cash on our consolidated balance sheets required to be used for the 2023 Project.
2024 New Markets Tax Credit - On February 27, 2024, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2024 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2024 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in real estate to facilitate the current expansion of our Longview, Texas manufacturing operations (the “Project”). In connection with the 2024 NMTC transaction, the Company received a $15.5 million NMTC allocation for the Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
Upon closing of the 2024 NMTC transaction, the Company provided an aggregate of approximately $11.0 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $11.0 million in proceeds plus capital contributed from the Investor was used to make an aggregate $16.0 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of NMTCs.
Stock Repurchase - The Board has authorized stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
Our open market repurchase programs are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
March 13, 2020	$20 million	November 9, 2022
November 3, 2022	$50 million	**[1,2]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.
2 As of December 31, 2023, there is approximately $25.0 million remaining under the current stock repurchase program. The remaining amount available is subject to a Board authorized 10b5-1 plan requiring certain market conditions and requirements.
The Company also had a stock repurchase arrangement by which employee-participants in our 401(k) Plan were entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. No additional shares have been purchased by the Company under this arrangement since June 2022.
Lastly, the Company repurchases shares of AAON, Inc. stock from certain of its employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	2023			2022
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]	Shares[1]	Total $	$ per share[1]
Open market	402,873	$25,009	$62.08	183,168	$6,823	$37.25
401(k)	—	—	—	155,904	5,913	37.93
Employees	21,904	1,302	59.44	25,842	1,019	39.43
Total	424,777	$26,311	$61.94	364,914	$13,755	$37.69
[1] Reflects three-for-two stock split effective August 16, 2023.

	Inception to Date
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]
Open market	6,893,924	$106,625	$15.47
401(k)	12,462,552	171,789	13.78
Directors and employees	3,089,337	24,662	7.98
Total	22,445,813	$303,076	$13.50
[1] Reflects three-for-two stock split effective August 16, 2023.
Dividends - At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date[1]	Record Date	Payment Date	per Share[2]	per Share[2]
May 18, 2022	June 3, 2022	July 1, 2022	$0.13	$0.26
November 8, 2022	November 28, 2022	December 16, 2022	$0.16	$0.32
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
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
Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing), and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2024 and the foreseeable future.
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

	2023	2022
	(in thousands)
Operating Activities
Net Income	$177,623	$100,376
Income statement adjustments, net	58,166	38,516
Changes in assets and liabilities:
Accounts receivable	(9,978)	(56,306)
Income taxes	(11,302)	18,195
Inventories	(16,226)	(71,409)
Contract assets	(30,043)	(9,402)
Prepaid expenses and other long-term assets	(1,048)	(2,367)
Accounts payable	(18,316)	11,574
Contract liabilities	(7,667)	13,882
Extended warranties	2,600	1,314
Accrued liabilities and other long-term liabilities	15,086	16,945
Net cash provided by operating activities	158,895	61,318
Investing Activities
Capital expenditures	(104,294)	(54,024)
Cash paid for building (Note 4)	—	(22,000)
Cash paid in business combination, net of cash acquired	—	(249)
Acquisition of intangible assets	(5,197)	—
Other	180	60
Net cash used in investing activities	(109,311)	(76,213)
Financing Activities
Borrowings under revolving credit facility	597,111	225,758
Payments under revolving credit facility	(629,787)	(194,754)
Proceeds from financing obligation, net of issuance costs	6,061	—
Payment related to financing costs	(398)	—
Principal payments on financing lease	—	(115)
Stock options exercised	33,259	23,140
Repurchase of stock	(25,009)	(12,737)
Employee taxes paid by withholding shares	(1,302)	(1,018)
Cash dividends paid to stockholders	(26,445)	(22,917)
Net cash (used in) provided by financing activities	$(46,510)	$17,357

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

The decrease in cash flows from income taxes is primarily due to the 2017 Tax Cuts & Jobs Act, which requires research and development expenses incurred after December 31, 2021 to be capitalized and amortized over 5 years. This defers our current period income tax deduction which increased our income tax payments due at the end of 2022.
Cash Flows from Investing Activities
The capital expenditures increase during 2023 related to our continued investment in our production capabilities. Purchases during 2023 relate to additional sheet metal and other machinery for both replacement and growth, additional production and warehouse space in Longview, Texas, additional office space in Tulsa, Oklahoma, additional land in Tulsa, Oklahoma for future growth, and a partial interest in an airplane. The cash paid for building is related to the purchase of the BASX office and manufacturing facility in May 2022 (Note 4).
Our capital expenditure program for 2024 is estimated to be approximately $125.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
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
Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees. Stock options exercised increased due to the increase in the number of employee options exercised and increase in our average stock price during 2023 as compared to the previous period.
Additionally, we repurchased approximately 424,777 shares for approximately $26.3 million during 2023 (Note 16).
Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.
Commitments and Contractual Agreements
We are occasionally party to short-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. In 2023, the Company executed a five-year purchase commitment for refrigerants. In 2023, the Company made payments of $10.1 million on this contract. Estimated minimum future payments are $11.9 million, $9.1 million, $10.5 million, and $11.2 million for 2024, 2025, 2026, and 2027, respectively. We had no other material contractual purchase obligations as of December 31, 2023.
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
Inventory - Raw material or component inventory typically transfers from one stage of manufacturing to another where it accumulates additional costs directly incurred with the production of finished goods, including estimated standard labor and overhead costs. Labor and overhead costs associated with the manufacturing of our products are capitalized into inventory on an estimated standard basis. These include certain direct and indirect costs such as compensation, manufacturing, and facility costs associated with manufacturing support functions. We continually monitor our labor and overhead standard costs to ensure that standard costs reasonably reflects our actual costs and make manual adjusts the value of inventory accordingly. Our manual adjustments from standard to actual labor and overhead costs contain uncertainties that require management to make assumptions and to apply judgment regarding a number of factors, including inventory turns, supply usage, manufacturing efficiencies, and historical production costs.
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
We performed a qualitative assessment as of December 31, 2023 to determine whether it was more likely than not that the fair value of the reporting unit and indefinite-lived assets was greater than the carrying value of the reporting unit and indefinite-lived assets. Based on these qualitative assessments, we determined that the fair value of the reporting unit and indefinite-lived assets was more likely than not greater than the carrying value of the reporting unit and indefinite-lived assets.
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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative. The new guidance is intended to update a variety of disclosure requirements. The effective date for each amendment will be the date on with the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
We are exposed to volatility in the prices of commodities used in some of our products and, occasionally, we use cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months to manage this exposure.
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of December 31, 2023, we had an outstanding balance of $38.3 million. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $0.4 million.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
AAON, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2004.
Tulsa, Oklahoma
February 28, 2024

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2023	2022
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$287	$5,451
Restricted cash	8,736	498
Accounts receivable, net	138,108	127,158
Inventories, net	213,532	198,939
Contract assets	45,194	15,151
Prepaid expenses and other	3,097	1,919
Total current assets	408,954	349,116
Property, plant and equipment:
Land	15,438	8,537
Buildings	205,841	169,156
Machinery and equipment	391,366	342,045
Furniture and fixtures	40,787	30,033
Total property, plant and equipment	653,432	549,771
Less: Accumulated depreciation	283,485	245,026
Property, plant and equipment, net	369,947	304,745
Intangible assets, net	68,053	64,606
Goodwill	81,892	81,892
Right of use assets	11,774	7,123
Other long-term assets	816	6,421
Total assets	$941,436	$813,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,484	$45,513
Accrued liabilities	85,508	78,630
Contract liabilities	13,757	21,424
Total current liabilities	126,749	145,567
Revolving credit facility, long-term	38,328	71,004
Deferred tax liabilities	12,134	18,661
Other long-term liabilities	16,807	11,508
New markets tax credit obligations [1]	12,194	6,449
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 81,508,381 and 80,137,776 issued and outstanding at December 31, 2023 and 2022, respectively[2]	326	322
Additional paid-in capital	122,063	98,735
Retained earnings[2]	612,835	461,657
Total stockholders’ equity	735,224	560,714
Total liabilities and stockholders’ equity	$941,436	$813,903
[1] Held by variable interest entities (Note 17)
[2] Reflects three-for-two stock split effective August 16, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Net sales	$1,168,518	$888,788	$534,517
Cost of sales	769,498	651,216	396,687
Gross profit	399,020	237,572	137,830
Selling, general and administrative expenses	171,539	110,823	68,598
Gain on disposal of assets	(13)	(12)	(21)
Income from operations	227,494	126,761	69,253
Interest expense, net	(4,843)	(2,627)	(132)
Other income, net	503	399	61
Income before taxes	223,154	124,533	69,182
Income tax provision	45,531	24,157	10,424
Net income	$177,623	$100,376	$58,758
Earnings per share:
Basic[1]	$2.19	$1.26	$0.75
Diluted[1]	$2.13	$1.24	$0.73
Cash dividends declared per common share[1]:	$0.32	$0.29	$0.25
Weighted average shares outstanding:
Basic[1]	81,156,114	79,582,480	78,606,298
Diluted[1]	83,295,290	81,145,610	80,593,484
[1] Reflects three-for-two stock split effective August 16, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid-in	Retained
	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balance at December 31, 2020	78,337	$317	$5,161	$345,387	$350,865
Net income	—	—	—	58,758	58,758
Stock options exercised and restricted	935	2	21,146	—	21,148
stock awards granted
Share-based compensation	—	—	11,812	—	11,812
Stock repurchased and retired	(480)	(1)	(22,465)	—	(22,466)
Contingent consideration (Note 4)	—	—	66,000	—	66,000
Dividends	—	—	—	(19,947)	(19,947)
Balance at December 31, 2021	78,792	318	81,654	384,198	466,170
Net income	—	—	—	100,376	100,376
Stock options exercised and restricted	1,711	5	23,135	—	23,140
stock awards granted
Share-based compensation	—	—	13,700	—	13,700
Stock repurchased and retired	(365)	(1)	(13,754)	—	(13,755)
Contingent consideration (Note 4)	—	—	(6,000)	—	(6,000)
Dividends	—	—	—	(22,917)	(22,917)
Balance at December 31, 2022	80,138	322	98,735	461,657	560,714
Net income	—	—	—	177,623	177,623
Stock options exercised and restricted	1,795	7	33,252	—	33,259
stock awards granted
Share-based compensation	—	—	16,384	—	16,384
Stock repurchased and retired	(425)	(3)	(26,308)	—	(26,311)
Dividends	—	—	—	(26,445)	(26,445)
Balance at December 31, 2023	81,508	$326	$122,063	$612,835	$735,224
[1]Reflects three-for-two stock split effective August 16, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2023	2022	2021
Operating Activities	(in thousands)
Net income	$177,623	$100,376	$58,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,468	35,106	30,343
Amortization of debt issuance costs	82	43	43
Amortization of right of use assets	324	324	73
(Recoveries of) provision for credit losses on accounts receivable, net of adjustments	(154)	(72)	43
Provision for excess and obsolete inventories, net of write-offs	1,633	2,740	629
Share-based compensation	16,384	13,700	11,812
Gain on disposition of assets	(13)	(12)	(21)
Foreign currency transaction (gain) loss	(10)	41	(1)
Interest income on note receivable	(21)	(22)	(24)
Deferred income taxes	(6,527)	(13,332)	3,669
Changes in assets and liabilities:
Accounts receivable	(9,978)	(56,306)	(9,737)
Income taxes	(11,302)	18,195	(1,136)
Inventories	(16,226)	(71,409)	(45,955)
Contract assets	(30,043)	(9,402)	1,886
Prepaid expenses and other long-term assets	(1,048)	(2,367)	1,374
Accounts payable	(18,316)	11,574	10,899
Contract liabilities	(7,667)	13,882	(229)
Extended warranties	2,600	1,314	447
Accrued liabilities and other long-term liabilities	15,086	16,945	(1,690)
Net cash provided by operating activities	158,895	61,318	61,183
Investing Activities
Capital expenditures	(104,294)	(54,024)	(55,362)
Cash paid for building (Note 4)	—	(22,000)	—
Cash paid in business combination, net of cash acquired	—	(249)	(103,430)
Proceeds from sale of property, plant and equipment	129	12	19
Acquisition of intangible assets	(5,197)	—	—
Principal payments from note receivable	51	48	54
Net cash used in investing activities	(109,311)	(76,213)	(158,719)
Financing Activities
Borrowings under revolving credit facility	597,111	225,758	40,000
Payments under revolving credit facility	(629,787)	(194,754)	—
Proceeds from financing obligation, net of issuance costs	6,061	—	—
Payments related to financing costs	(398)	—	—
Principal payments on financing lease	—	(115)	—
Stock options exercised	33,259	23,140	21,148
Repurchase of stock	(25,009)	(12,737)	(20,876)
Employee taxes paid by withholding shares	(1,302)	(1,018)	(1,590)
Dividends paid to stockholders	(26,445)	(22,917)	(19,947)
Net cash (used in) provided by financing activities	(46,510)	17,357	18,735
Net increase (decrease) in cash, cash equivalents and restricted cash	3,074	2,462	(78,801)
Cash, cash equivalents and restricted cash, beginning of year	5,949	3,487	82,288
Cash, cash equivalents and restricted cash, end of year	$9,023	$5,949	$3,487
 The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023

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
Inflation and Labor Market
In late 2021 and throughout 2022, we witnessed increases in our raw material and component prices. Due to our favorable liquidity position, we continued to make strategic purchases of materials when we see opportunities. We continue to manage the increase in the cost of raw materials through price increases for our products. We have also experienced supply chain challenges related to specific manufacturing parts, which we have managed through our strong vendor relationships as well as expanding our list of vendors.
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
•In October 2021, we implemented a cost of living increase of 3.5% in place for all employees below our Senior Leadership Team ("SLT"), which consists of officers and key members of management.
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
In February 2021, record-breaking winter storms affected Oklahoma and Texas, causing sustained below freezing temperatures, hazardous driving conditions, rolling blackouts, water main breaks, and a host of other weather related issues. In addition to significant absenteeism as a result of employees being unable to travel to and from work due to inadequate transportation and/or hazardous road conditions, the Company made the decision to shut down the Tulsa, OK and Longview, TX plants for several days. This decision was based on the expected employee absenteeism, as well as the expected rolling blackouts caused by the increased demand on the electrical and natural gas power grids.

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
Our financial statements also consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of five variable interest entities ("VIEs") (Note 17) that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.
On December 10, 2021, we closed on the acquisition of all of the issued and outstanding equity ownership of BASX, LLC, doing business as BASX Solutions (Note 4). On December 29, 2021, BASX, LLC converted to a C-Corporation, BASX, Inc. ("BASX"), and is subject to income tax. We have included the results of BASX’s operations in our consolidated financial statements beginning December 11, 2021.
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
Restricted Cash
Restricted cash held at December 31, 2023 and December 31, 2022 consists of bank deposits and highly liquid, interest-bearing money market funds held for the purpose of the Company's qualified New Markets Tax Credit programs (Note 17) to benefit an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations.
The Company’s restricted cash is held in financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.

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
Concentration of Credit Risk
Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 3.4%, 3.1%, and 3.0% of revenues for the years ended December 31, 2023, 2022, and 2021, respectively.
For the years-ended December 31, 2023, 2022, and 2021, Texas AirSystems accounted for approximately 13.8%, 12.4%, and 11.7% of our sales, respectively. Through portfolio groups, Meriton has an ownership interest in Texas AirSystems and certain other of our sales representatives. The aggregate sales percentages through Meriton-affiliated groups that are in addition to Texas AirSystems’ sales for the years-ended December 31, 2023, 2022 and 2021 accounted for an additional 2.3%, 1.4% and 2.7%, respectively. Two other similar groups, Ambient and Hobbs/Insight, share common ownership of some of our other sales representatives through portfolio groups and for the year-ended December 31, 2023, aggregate sales through their portfolio groups accounted for approximately 11.5% and 10.2% of our sales, respectively. Sales through the portfolio groups of either Ambient or Hobbs/Insight did not account for 10% or more of our sales for any years-ended prior to December 31, 2023.
As of December 31, 2023 and 2022, Texas AirSystems accounted for approximately 13.5% and 12.3%, of our accounts receivable balance, respectively. The aggregate percentages through Meriton-affiliated groups that are in addition to Texas AirSystems’ accounts receivable as of December 31, 2023 and 2022, accounted for an additional 2.0% and 3.2%, respectively. Two other similar groups, Ambient and Hobbs/Insight, aggregate percentages through their portfolio groups accounted for approximately 16.8% and 11.5% of our accounts receivable as of December 31, 2023, respectively. Accounts receivables of the portfolio groups did not account for 10% or more of our accounts receivable as of December 31, 2022, except for Ambient's aggregate percentage of approximately 10.9%.
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
•Level 3: Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. Items categorized in Level 3 include the estimated fair values of intangible assets, contingent consideration, and goodwill acquired in a business combination.
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
Software Development Costs
We capitalize costs incurred to purchase or develop software for internal use. Internal-use software development costs are capitalized during the application development stage. These capitalized costs are reflected in intangible assets, net on the consolidated balance sheets and are amortized over the estimated useful life of the software. The useful life of our internal-use software development costs is generally 1-6 years.

Definite-Lived Intangible Assets
Our definite-lived intangible assets include various trademarks, service marks, and technical knowledge acquired in business combinations (Note 4) or asset acquisition. We amortize our definite-lived intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.
Amortization is computed using the straight-line method over the following estimated useful lives:

Intellectual property	6 - 30 years
Customer relationships	14 years
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill at December 31, 2023 is expected to be tax deductible in future periods. Indefinite-lived intangible assets consist of trademarks, trade names, and internal-use software. Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.
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
We performed a qualitative assessment as of December 31, 2023 to determine whether it was more likely than not that the fair value of the reporting unit and indefinite-lived assets was greater than the carrying value of the reporting unit and indefinite-lived assets. Based on these qualitative assessments, we determined that the fair value of the reporting unit and indefinite-lived assets was more likely than not greater than the carrying value of the reporting unit and indefinite-lived assets.
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

The changes in the carrying amount of goodwill were as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$81,892	$85,727
Additions due to acquisitions	—	—
Decreases due to acquisition adjustments (Note 4)	—	(3,835)
Balance, end of period	81,892	81,892

The acquisition adjustments were recorded during the first quarter of 2022. The revisions were the result of the finalization of our preliminary estimates and third party valuation models related to the acquisition of BASX (Note 4) in 2021. The impact of such revisions on consolidated net income were not significant.
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
Research and Development
The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2023, 2022, and 2021 research and development costs amounted to approximately $43.7 million, $46.8 million, and $16.6 million, respectively. The significant increase for the year ended December 31, 2022 was related to the inclusion of a full year of operations of BASX (Note 4), as well as our commitment to product performance and innovation.
Advertising
Advertising costs are expensed as incurred and included in selling, general, and administrative expenses on our consolidated statement of income. Advertising expense for the years ended December 31, 2023, 2022, and 2021 was approximately $2.6 million, $2.4 million, and $1.6 million, respectively.
Shipping and Handling
We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2023, 2022, and 2021 shipping and handling fees amounted to approximately $29.0 million, $24.4 million, and $14.4 million, respectively.
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
The fair values of stock options are estimated at the date of grant using the Black-Scholes-Merton option valuation model. The fair value of the PSUs is estimated on the date of grant using the Monte Carlo Model. The use of the Black-Scholes-Merton option valuation model and the Monte Carlo Model requires the input of subjective assumptions such as: the expected volatility, the expected term of the grant, expected market performance, risk-free rate, and expected dividend yield for stock options. The fair value of restricted stock awards and Key Employee Awards is based on the fair market value of AAON common stock on the respective grant dates. The fair value of restricted stock awards is reduced for the present value of dividends. The Key Employee Awards and PSUs do not accrue dividends.
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
The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives was $59.2 million, $39.1 million, and $43.9 million for each of the years ended December 31, 2023, 2022, and 2021, respectively.

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
Leases
New leases entered into by the Company are assessed at lease inception for proper lease classification. At December 31, 2023 and 2022, all of our leases are classified as operating leases.
We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our consolidated balance sheets as of December 31, 2023 and 2022, and the rent expense for these short-term leases is not significant.
As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate represents the interest rate which we would pay to borrow an amount equal to the lease payments over a similar term in a similar economic environment.
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

3. Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 22) by major source, net of intercompany sales eliminations.

	Year Ended December 31, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop Units	$804,254	$—	$—	$804,254
Condensing Units	61	42,739	—	42,800
Air Handlers	—	44,040	17,790	61,830
Outdoor Mechanical Rooms	208	298	—	506
Cleanroom Systems	—	—	45,191	45,191
Data Center Cooling Solutions	—	8,247	93,052	101,299
Water-Source Heat Pumps	3,128	12,770	—	15,898
Part Sales	66,413	6	1,277	67,696
Other	23,855	4,220	969	29,044
	$897,919	$112,320	$158,279	$1,168,518

	Year Ended December 31, 2022
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop Units	$579,363	$—	$—	$579,363
Condensing Units	302	46,287	—	46,589
Air Handlers	—	47,442	14,434	61,876
Outdoor Mechanical Rooms	612	855	—	1,467
Cleanroom Systems	—	—	47,020	47,020
Data Center Cooling Solutions	—	—	53,522	53,522
Water-Source Heat Pumps	11,529	8,797	—	20,326
Part Sales	52,927	—	671	53,598
Other	19,112	3,909	2,006	25,027
	$663,845	$107,290	$117,653	$888,788

	Year Ended December 31, 2021
	AAON Oklahoma	AAON Coil Products	BASX[1]	Total
	(in thousands)
Rooftop Units	$398,461	$—	$—	$398,461
Condensing Units	762	25,989	—	26,751
Air Handlers	—	26,589	95	26,684
Outdoor Mechanical Rooms	820	464	—	1,284
Cleanroom Systems	—	—	2,288	2,288
Data Center Cooling Solutions	—	—	1,688	1,688
Water-Source Heat Pumps	10,831	10,343	—	21,174
Part Sales	41,127	1	—	41,128
Other	11,844	3,203	12	15,059
	$463,845	$66,589	$4,083	$534,517
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
Additionally, as a condition to closing, the Company entered into a real estate purchase agreement with BASX Properties, LLC, an affiliate of BASX, LLC, to acquire the principal real property and improvements utilized by BASX for an additional $22.0 million, in cash, subject to customary closing conditions and adjustments. The Company closed this real estate transaction on May 31, 2022, which terminated the related lease (Note 5).
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
Pro Forma Results of Operations (unaudited)
The operations of BASX have been included in our consolidated statements of income since the closing date on December 10, 2021. The following unaudited pro forma consolidated results of operations for the year ended December 31, 2021 are presented as if the combination had been made on January 1, 2021 and reflects the three-for-two stock split effective August 16, 2023.

(unaudited)
Year ended December 31, 2021
(in thousands, except per share data)
Revenues	$611,158
Net income	63,491
Earnings per share:
Basic	$0.80
Dilutive	$0.78
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

5. Leases
The Company has lease arrangements for certain administrative, manufacturing and warehousing facilities and equipment. All leases are classified as operating leases.

		December 31,
	Balance Sheet Classification	2023	2022
		(in thousands)
Right-of-use assets	Right of use assets	$11,774	$7,123
Current lease liability	Accrued liabilities	2,021	1,254
Noncurrent lease liability	Other long-term liabilities	10,201	5,993
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
In November 2022, the Company entered into a lease arrangement for additional storage facilities in Tulsa, Oklahoma to support our operations. The lease will add an additional 198,000 square feet to our operations. In January 2024, we amended the lease for an additional 157,550 square feet for operations and parts distribution. The amended lease term will expire November 30, 2029.
We also lease several properties near our Redmond location. In the aggregate, these leases contain approximately 104,500 square feet of additional warehouse space. These leases have expiring terms from February 2025 to November 2033.
In July 2023, the Company entered into a lease agreement with a start date of September 1, 2023, for land and approximately 72,000 square feet of facilities in Redmond, Oregon to support our manufacturing operations. The lease term is approximately five years with additional renewal options.
Total undiscounted future lease payments are as follows:

(in thousands)
2024	$2,647
2025	2,329
2026	1,353
2027	1,393
2028	1,339
Thereafter	6,254

6. Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	December 31,
	2023	2022
	(in thousands)
Accounts receivable	$138,431	$127,635
Less: Allowance for credit losses	(323)	(477)
Total, net	$138,108	$127,158

	Years Ended December 31,
	2023	2022	2021
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$477	$549	$506
Provisions for expected credit losses, net of adjustments	(142)	359	43
Accounts receivable written off, net of recoveries	(12)	(431)	—
Balance, end of period	$323	$477	$549
7. Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.
The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2023	2022
	(in thousands)
Raw materials	$211,259	$194,159
Work in process	5,523	3,501
Finished goods	2,910	5,806
	219,692	203,466
Less: Allowance for excess and obsolete inventories	(6,160)	(4,527)
Total, net	$213,532	$198,939

	Years Ended December 31,
	2023	2022	2021
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$4,527	$1,787	$3,261
Provisions for excess and obsolete inventories	5,480	2,852	629
Inventories written off	(3,847)	(112)	(2,103)
Balance, end of period	$6,160	$4,527	$1,787
We continuously evaluate our inventory parts and write off inventory when no alternative use can be found. During the third quarter of 2022, we made the decision to no longer produce our small packaged geothermal/water-source heat pump units consisting of the WH Series horizontal configuration and WV Series vertical configuration. As a result, we have increased our provision for excess and obsolete inventory and written off certain related components and parts that cannot be used in other products or sold through our parts business.

8. Intangible Assets
Our intangible assets consist of the following:

	December 31,
	2023	2022
Definite-lived intangible assets	(in thousands)
Intellectual property	$12,450	$6,295
Customer relationships	47,547	47,547
Capitalized internal-use software	3,323	—
Less: Accumulated amortization	(9,838)	(3,807)
Total, net	53,482	50,035

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$68,053	$64,606
On April 27, 2022, the Company entered into a purchase and sale agreement with a third-party manufacturer to purchase certain assets to design and manufacture fan wheels for the purchase price of $6.5 million. As of December 31, 2023, approximately $5.5 million is included intangible asset (intellectual property) and approximately $1.0 million is included in property, plant and equipment, respectively, on our consolidated balance sheets.
Amortization expense recorded in cost of sales is as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Amortization expense	$5,331	$3,599	$246
Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2024	$5,367
2025	4,651
2026	4,651
2027	4,651
2028	4,560
Thereafter	29,081
Total future amortization expense	52,961
Internal-use software projects in process	521
Total	$53,482

9.  Supplemental Cash Flow Information

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosures:	(in thousands)
Interest paid	$4,817	$2,412	$—
Income taxes paid, net	63,376	19,293	7,891
Non-cash investing and financing activities:
Non-cash capital expenditures	287	1,919	(3,714)
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
Changes in the warranty accrual are as follows:

	Years Ended December 31,
	2023	2022	2021
Warranty accrual:	(in thousands)
Balance, beginning of period	$15,682	$13,769	$13,522
Payments made	(11,274)	(6,584)	(6,734)
Provisions	16,165	8,497	6,351
Assumed in business combination (Note 4)	—	—	630
Balance, end of period	$20,573	$15,682	$13,769

Warranty expense:	$16,165	$8,497	$6,351

11. Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	December 31,
	2023	2022
	(in thousands)
Warranty	$20,573	$15,682
Due to representatives	14,428	15,545
Payroll	18,829	11,901
Profit sharing	7,596	5,451
Workers' compensation	338	367
Medical self-insurance	1,460	1,178
Customer prepayments	2,621	3,750
Donations, short-term	381	637
Accrued income taxes	1,170	12,472
Employee vacation time	10,315	6,329
Extended warranties, short-term	2,387	1,330
Lease liability, short-term	2,021	1,254
Other	3,389	2,734
Total	$85,508	$78,630
Other long-term liabilities were comprised of the following:

	December 31,
	2023	2022
	(in thousands)
Lease liability	$10,201	$5,993
Extended warranties	6,082	4,539
Donations and other	524	976
Total	$16,807	$11,508
12. Revolving Credit Facility
On November 24, 2021, we amended our revolving credit facility to provide for maximum borrowings of $100.0 million, with an option to increase to $200.0 million. On May 27, 2022, we amended our $100.0 million Amended and Restated Loan Agreement dated November 24, 2021 ("Revolver"), to provide for maximum borrowings of $200.0 million. As of December 31, 2023 and December 31, 2022, we had an outstanding balance under the Revolver of $38.3 million and $71.0 million, respectively. We have two standby letters of credit totaling $2.3 million as of December 31, 2023 and one standby letter of credit totaling $0.8 million as of December 31, 2022. Borrowings available under the Revolver at December 31, 2023, were $159.4 million. The Revolver expires on May 27, 2027.
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. At December 31, 2023, 2022, and 2021, the weighted average interest rate of our Revolver was 6.3%, 3.0%, and 1.3%, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the years ended December 31, 2023, 2022, and 2021, respectively.
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

At December 31, 2023, we were in compliance with our financial covenants as defined by the Revolver. These covenants included a financial covenant that we meet certain parameters related to our leverage ratio. At December 31, 2023, our leverage ratio was 0.15 to 1.0, which meets the requirement of not being above 3 to 1.

13.  Income Taxes
The provision for income taxes consists of the following:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Current	$52,058	$37,489	$6,755
Deferred	(6,527)	(13,332)	3,669
Income tax provision	$45,531	$24,157	$10,424
The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate before the provision for income taxes.
The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021

Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	3.9%	4.1%	1.8%
Change in valuation allowance	(1.4)%	—%	1.0%
Excess tax benefits related to share-based compensation (Note 14)	(4.0)%	(2.4)%	(7.8)%
Return to provision	0.2%	(0.3)%	—%
Non-deductible executive compensation	1.7%	—%	—%
Research and development tax credits	(1.2)%	(2.1)%	(1.1)%
Other	0.2%	(0.9)%	0.2%
Effective tax rate	20.4%	19.4%	15.1%
On May 21, 2021, the State of Oklahoma enacted House Bill 2960, effectively reducing the corporate income tax rate in Oklahoma from 6% to 4%. This resulted in a benefit of $0.8 million included in the table above under State income taxes, net of Federal benefit, for the year ending December 31, 2021.
We have historically earned investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As part of our expansion projects in Oklahoma, we identified a separate, more advantageous Oklahoma credit program (not income tax related) which will cause us to discontinue our accumulation of credits for Oklahoma’s manufacturing property investment program after the 2022 tax year.
The Company had investment tax credit carryforwards with a valuation allowance reserved against them as we did not have sufficient taxable income to utilize the carryforwards, in part because we generated more credit each year than we were able to utilize. Because the Company will not generate additional excess credits after our 2022 tax year, we will be able to use our credit carryforwards against future taxable income and the related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the income tax provision for the year ended December 31, 2023. As of December 31, 2023, we have investment tax credit carryforwards of approximately $3.1 million. These credits have estimated expirations from the year 2039 through 2043.
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 162(m), the tax deduction for covered executives of public companies is limited to $1.0 million per individual. Because of the increase in our stock price and timing of executive stock option exercises this resulted in an increase to the income tax provision of $3.8 million for the year ended December 31, 2023.

We also earn research and development tax credits as defined under Section 41 of the Internal Revenue Code. To qualify for the research and development tax credits, we perform annual studies that identify, document, and support eligible expenses related to qualified research and development activities. Eligible expenses include but are not limited to supplies, materials, contractor expenses and internal employee wages.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred income tax assets (liabilities):
Allowance for credit losses and inventory reserves	$1,724	$1,337
Warranty accrual	5,462	4,184
Other accruals	3,989	4,814
Share-based compensation	8,560	7,440
Research & development expenses	18,647	11,265
Oklahoma investment credit carryforward	2,306	3,115
Other, net	1,673	2,339
	42,361	34,494
Valuation allowance	—	(3,115)
Net deferred income tax assets	42,361	31,379
Property & equipment	(54,495)	(50,040)
Total deferred income tax liabilities	(54,495)	(50,040)
Net deferred income tax liabilities	$(12,134)	$(18,661)
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
We file income tax returns in the U.S., state and foreign income tax jurisdictions. We are subject to U.S. income tax examinations for the tax years 2020 to present, and to non-U.S. income tax examinations for the tax years 2019 to present. In addition, we are subject to state and local income tax examinations for tax years 2019 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.
14. Share-Based Compensation
As discussed in Note 16, the Company declared a three-for-two stock split effective August 16, 2023. All share and per share information has been updated to reflect the effect of this stock split.
On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (as amended, “LTIP”) which provided an additional 5.0 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units, and performance awards. Under the LTIP, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.
On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan (“2016 Plan”) which provides for approximately 13.4 million shares, comprised of 5.1 million new shares provided for under the 2016 Plan, approximately 0.6 million shares that were available for issuance under the previous LTIP that are now authorized for issuance under the 2016 Plan, approximately 3.9 million shares that were approved by the stockholders on May 15, 2018, and an additional 3.8 million shares that were approved by the stockholders on May 12, 2020.
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
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the years ended December 31, 2023, 2022, and 2021 using a Black Scholes-Merton Model:

	2023	2022	2021

Directors and SLT[1]:
Expected dividend yield	$0.32	$0.25	$0.25
Expected volatility	37.89%	36.07%	35.78%
Risk-free interest rate	4.39%	2.31%	0.51%
Expected life (in years)	4.0	4.0	4.0
Employees:
Expected dividend yield	$0.32	$0.25	$0.25
Expected volatility	38.25%	37.49%	38.67%
Risk-free interest rate	4.41%	2.35%	0.32%
Expected life (in years)	3.0	3.0	3.0
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
The following is a summary of stock options vested and exercisable as of December 31, 2023:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$13.95 - 27.58	1,340,919	4.23	$24.46	$66,278
$28.28 - 37.07	478,793	6.54	31.04	20,509
$37.09 - 69.62	204,713	7.30	48.00	5,291
Total	2,024,425	5.09	$28.39	$92,078

A summary of option activity under the plans is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2022	4,560,520	$30.14
Granted	329,173	61.14
Exercised	(1,142,640)	29.10
Forfeited or Expired	(127,468)	34.80
Outstanding at December 31, 2023	3,619,585	$33.09
Exercisable at December 31, 2023	2,024,425	$28.39
The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2023 is $8.3 million and is expected to be recognized over a weighted-average period of 1.1 years.
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $39.0 million, $16.0 million, and $22.6 million, respectively. The cash received from options exercised during the year ended December 31, 2023, 2022, and 2021 was $33.3 million, $23.1 million, and $21.1 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends. At December 31, 2023, unrecognized compensation cost related to unvested restricted stock awards was approximately $4.6 million which is expected to be recognized over a weighted average period of 1.3 years.
A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant Date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2022	217,168	$33.34
Granted	75,499	59.67
Vested	(99,309)	32.76
Forfeited	(6,274)	39.64
Unvested at December 31, 2023	187,084	$44.07
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
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of December 31, 2023 is $4.3 million and is expected to be recognized over a weighted average period of approximately 1.5 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the years ended December 31, 2023 and 2022, using a Monte Carlo Model:

	2023	2022	2021
Expected dividend rate	$0.32	$0.25	$0.25
Expected volatility	32.71%	37.60%	39.10%
Risk-free interest rate	4.66%	2.00%	0.28%
Expected life (in years)	2.80	2.80	2.80
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.
A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	93,982	$36.62
Granted	58,130	84.42
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2023[1,2]	152,112	$54.88
[1] Consists of 22,222 PSUs cliff vesting December 31, 2023, 71,760 PSUs cliff vesting December 31, 2025, and 58,130 PSUs cliff vesting December 31, 2026.
[2] The 22,222 PSUs cliff vesting December 31, 2023 were approved by the Compensation Committee and issued to holders in February 2024.
Key Employee Awards
Subject to the MIPA Agreement (Note 4), the Company granted awards to key employees of BASX ("Key Employee Awards"). Unlike our restricted stock awards under the 2016 Plan, the Key Employee Awards are not considered legally outstanding and do not accrue dividends during the vesting period. The potential future issuance of the Key Employee Awards is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ending 2021, 2022, and 2023 as defined by the MIPA Agreement and continued employment with the Company. At the end of the earn-out period, ending December 31, 2023, each eligible Key Employee Award will vest and be converted into AAON common stock. The fair value of Key Employee Awards was based on the fair market value of AAON common stock on the grant date. All pre-tax compensation cost has been recognized as of December 31, 2023.
A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	39,899	$53.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2023	39,899	$53.45

Summary of Share-based Compensation
A summary of share-based compensation is as follows for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Grant date fair value of awards during the period:	(in thousands)
Options	$5,259	$6,522	$7,010
PSUs	4,907	2,275	1,622
Restricted stock	4,505	3,671	2,517
Key employee awards	—	—	1,572
Total	$14,671	$12,468	$12,721

	2023	2022	2021
Share-based compensation expense:	(in thousands)
Options	$8,810	$8,585	$8,724
PSUs	2,561	958	525
Restricted stock	3,977	3,105	2,519
Key employee awards	1,036	1,052	44
Total	$16,384	$13,700	$11,812

	2023	2022	2021
Income tax benefit related to share-based compensation:	(in thousands)
Options	$8,138	$2,715	$4,571
Restricted stock	720	241	837
Total	$8,858	$2,956	$5,408
15. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees deferral rates will be increased to 6.0% unless their current rate is above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses for the years ended 2023, 2022, and 2021.
The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$18,264	$15,475	$9,724

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
BASX has a separate employee incentive program ("EIP"), under which 5.0% of BASX's pre-tax profit, plus certain add backs, is paid ratably to eligible employees based on days-of-pay during the fiscal year. Eligible employees are regular full-time and part-time employees who have worked during the year and are still employed when the EIP payment is made following the end of the fiscal year, excluding members of BASX's senior leadership team and any employee paid commissions or royalties.

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Profit sharing bonus plan and employee incentive plan expense	$24,590	$14,009	$8,526
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

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Medical claim payments	$14,759	$10,459	$9,640
Health saving account contributions	4,961	3,862	3,482

16.  Stockholders’ Equity
Stock Repurchase
The Board has authorized one active stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
Our open market repurchase programs are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
March 13, 2020	$20 million	November 9, 2022
November 3, 2022	$50 million	**[1,2]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.
2 As of December 31, 2023, there is approximately $25.0 million remaining under the current stock repurchase program. The remaining amount available is subject to a Board authorized 10b5-1 plan requiring certain market conditions and requirements.

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
Our repurchase activity is as follows:

	2023			2022			2021
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]	Shares[1]	Total $	$ per share[1]	Shares[1]	Total $	$ per share[1]
Open market	402,873	$25,009	$62.08	183,168	$6,823	$37.25	—	$—	$—
401(k)	—	—	—	155,904	5,913	37.93	446,658	20,876	46.74
Employees	21,904	1,302	59.44	25,842	1,019	39.43	33,789	1,590	47.06
Total	424,777	$26,311	$61.94	364,914	$13,755	$37.69	480,447	$22,466	$46.76
[1] Reflects three-for-two stock split effective August 16, 2023.
Our repurchase activity since Company inception, including our current authorized stock repurchase programs are as follows:

	Inception to Date
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]
Open market	6,893,924	$106,625	$15.47
401(k)	12,462,552	171,789	13.78
Directors & employees	3,089,337	24,662	7.98
Total	22,445,813	$303,076	$13.50
[1] Reflects three-for-two stock split effective August 16, 2023.
Dividends
At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our cash dividends for the three years ended December 31, 2023 are as follows:

			Dividend	Annualized Dividend
Declaration Date[1]	Record Date	Payment Date	per Share[2]	per Share[2]
May 17, 2021	June 3, 2021	July 1, 2021	$0.13	$0.26
November 9, 2021	November 26, 2021	December 17, 2021	$0.13	$0.26
May 18, 2022	June 3, 2022	July 1, 2022	$0.13	$0.26
November 8, 2022	November 28, 2022	December 16, 2022	$0.16	$0.32
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.
[2] Reflects three-for-two stock split effective August 16, 2023.
We paid cash dividends of $26.4 million, $22.9 million, and $19.9 million in 2023, 2022, and 2021, respectively.
Stock Split
On July 7, 2023, the Board of Directors declared a three-for-two stock split of the Company's common stock to be paid in the form of a stock dividend. Stockholders of record at the close of business on July 28, 2023 received one additional share for every two shares they held as of that date on August 16, 2023 (ex-dividend date August 17, 2023). Cash was paid in lieu of fractional shares (approximately $0.5 million). All share and per share information has been updated to reflect the effects of this stock split. The retroactive effect of the stock split resulted in approximately $0.1 million reclass between common stock and retained earnings within stockholders' equity on the consolidated balance sheet.
Contingent Shares Issued in BASX Acquisition
As discussed above, the Company declared a three-for-two stock split effective August 16, 2023. All share and per share information has been updated to reflect the effect of the stock split.
On December 10, 2021, we closed on the acquisition of BASX (Note 4). Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1.56 million shares of AAON stock, par value $0.004 per share. The shares do not accrue dividends.
Under the MIPA Agreement, the potential future issuance of the shares is contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. We estimated the fair value of contingent consideration related to these shares to be approximately $60.0 million, which is included in additional paid-in capital on the consolidated balance sheets. As of December 31, 2023, 0.58 million and 0.73 million shares related to the earn-out milestones for the years ended 2022 and 2021, respectively, have been issued to the former owners of BASX as private placements exempt from registration with the SEC under Rule 506(b), which are included in common stock on the consolidated statements of stockholders' equity. No additional shares have been issued subsequent to December 31, 2023.

17.  New Markets Tax Credit
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
The 2019 Investor and the 2023 Investor are each subject to 100 percent recapture of the 2019 and 2023 NMTC, respectively, it receives for a period of seven years, as provided in the Internal Revenue Code and applicable U.S. Treasury regulations in the event that the financing facility of the Borrower under the transaction (AAON Coil Products, Inc.) becomes ineligible for NMTC treatment per the Internal Revenue Code requirements. The Company is required to be in compliance with various regulations and contractual provisions that apply to the 2019 NMTC arrangements and 2023 NMTC arrangements, respectively. Noncompliance with applicable requirements could result in the 2019 and/or 2023 Investor’s projected tax benefits not being realized and, therefore, require the Company to indemnify the 2019 Investor and 2023 Investor for any loss or recapture of the 2019 NMTC and 2023 NMTC, respectively, related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

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
•the 2019 Investor and 2023 Investor lacks a material interest in the underling economics of the project; and
•the Company is obligated to absorb losses of the VIEs.

Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transaction in these VIEs outside of the financing transactions executed as part of the NMTC arrangement.
2024 New Markets Tax Credit
On February 27, 2024, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2024 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2024 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in real estate to facilitate the current expansion of our Longview, Texas manufacturing operations (the “Project”). In connection with the 2024 NMTC transaction, the Company received a $15.5 million NMTC allocation for the Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.

Upon closing of the 2024 NMTC transaction, the Company provided an aggregate of approximately $11.0 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $11.0 million in proceeds plus capital contributed from the Investor was used to make an aggregate $16.0 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of NMTCs.

This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt.

The 2024 Investor is subject to 100 percent recapture of the 2024 NMTC it receives for a period of seven years, as provided in the Internal Revenue Code and applicable U.S. Treasury regulations in the event that the financing facility of the Borrower under the transaction (AAON Coil Products, Inc.) becomes ineligible for NMTC treatment per the Internal Revenue Code requirements. The Company is required to be in compliance with various regulations and contractual provisions that apply to the 2024 NMTC arrangement. Noncompliance with applicable requirements could result in the 2024 Investor’s projected tax benefits not being realized and, therefore, require the Company to indemnify the 2024 Investor for any loss or recapture of the 2024 NMTC related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

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

On September 28, 2023, the parties attended a court ordered settlement conference and agreed to resolve the case for $7.5 million. A settlement agreement was entered into on October 25, 2023 and the case has been dismissed with prejudice. The settlement of $7.5 million has been included in selling, general and administrative expenses on our consolidated statement of income. The final payment was made on October 26, 2023.
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
We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. In 2023, the Company executed a five-year purchase commitment for refrigerants. In 2023, the Company made payments of $10.1 million on this contract. Estimated minimum future payments are $11.9 million, $9.1 million, $10.5 million, and $11.2 million for 2024, 2025, 2026, and 2027, respectively. We had no other material contractual purchase obligations as of December 31, 2023.
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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative. The new guidance is intended to update a variety of disclosure requirements. The effective date for each amendment will be the date on with the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.

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
The following table sets forth the computation of basic and diluted earnings per share:

	2023	2022	2021
Numerator:	(in thousands, except share and per share data)
Net income	$177,623	$100,376	$58,758
Denominator:
Basic weighted average shares[3]	81,156,114	79,582,480	78,606,298
Effect of dilutive shares related to stock based compensation[1,3]	1,972,380	1,264,175	1,952,547
Effect of dilutive shares related contingent consideration[2,3]	166,796	298,955	34,639
Diluted weighted average shares[3]	83,295,290	81,145,610	80,593,484
Earnings per share:
Basic[3]	$2.19	$1.26	$0.75
Dilutive[3]	$2.13	$1.24	$0.73
Anti-dilutive shares:
Shares[3]	314,108	908,221	456,045
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 14)
[2] Dilutive shares related to contingent shares issued to former owners of BASX (Note 4)
[3] Reflects three-for-two stock split effective August 16, 2023.
21.  Related Parties
The following is a summary of transactions and balances with affiliates:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Sales to affiliates	$7,860	$5,789	$3,752
Payments to affiliates	1,476	1,318	185

		December 31,
		2023	2022
		(in thousands)
Due from affiliates		$994	$432
Due to affiliates		145	—
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

•The Company purchases flight time for use of an aircraft partially owned by two members of the Company's executive management team.
•From December 10, 2021 through May 31, 2022, the Company leased a manufacturing and office facility in Redmond, Oregon from an entity in which certain members of BASX management had an ownership interest. This facility was purchased 100% by the Company on May 31, 2022.
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
AAON Oklahoma: AAON Oklahoma engineers, manufactures, and sells, semi-custom, and custom HVAC systems, designs and manufactures controls solutions, and sells retail parts to customers through retail part stores and online. AAON Oklahoma includes the operations of our Tulsa, OK and Parkville, MO manufacturing facilities, two retail locations, and the Norman Asbjornson Innovation Center ("NAIC") research and development laboratory accredited by the Air Movement and Control Association International, Inc. ("AMCA").
With the NAIC, a world-class research and development ("R&D") laboratory in Tulsa, OK, our products are continuously tested under a variety of extreme environmental conditions to ensure they deliver the ultimate performance, efficiency, and value.
Also located in Tulsa, OK, our cutting-edge Customer Exploration Center showcases the engineering, design attributes and premium build quality of our equipment side-by-side the market alternatives.
AAON Coil Products: AAON Coil Products engineers and manufactures a selection of our semi-custom, and custom HVAC systems as well as a variety of heating and cooling coils to be used in HVAC systems, mostly for the benefit of AAON Oklahoma, AAON Coil Products, and BASX. AAON Coil Products consists of operations at our Longview, TX manufacturing facilities.
BASX: BASX engineers, manufactures, and sells an array of custom, high-performance cooling solutions for the rapidly growing hyperscale data center market, ventilation solutions for cleanroom environments in the bio-pharmaceutical, semiconductor, medical and agriculture markets, and highly custom, air handlers and modular solutions for a vast array of markets. BASX consists of operations at our Redmond, OR manufacturing facilities.

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. The Gross Profit amounts shown below are presented after elimination entries.

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net Sales
AAON Oklahoma
External sales	$897,919	$663,845	$463,845
Inter-segment sales	4,324	3,251	2,504
AAON Coil Products
External sales	112,320	107,290	66,589
Inter-segment sales	38,831	30,932	24,250
BASX[1]
External sales	158,279	117,653	4,083
Inter-segment sales	1,480	79	—
Eliminations	(44,635)	(34,262)	(26,754)
Net sales	$1,168,518	$888,788	$534,517

Gross Profit
AAON Oklahoma	$320,067	$172,983	$126,868
AAON Coil Products	29,324	33,311	10,075
BASX[1]	49,629	31,278	887
Gross profit	$399,020	$237,572	$137,830
1 BASX was acquired on December 10, 2021. We have included the results of BASX's operations in our consolidated financial statements beginning December 11, 2021.

	December 31,
	2023	2022
	(in thousands)
Long-lived assets
AAON Oklahoma	$248,556	$213,731
AAON Coil Products	83,169	68,013
BASX	49,996	35,578
Total long-lived assets	$381,721	$317,322

Intangible assets and goodwill
AAON Oklahoma	$10,282	$3,229
AAON Coil Products	—	—
BASX	139,663	143,269
Total intangible assets and goodwill	$149,945	$146,498

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
(a)  Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023.
Based upon the evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at December 31, 2023 to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Based on our assessment, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.
(c)  Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
AAON, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

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
February 28, 2024

Item 9B.  Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 21, 2024.
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
Item 11.  Executive Compensation.
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 21, 2024.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 21, 2024.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item 407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of stockholders scheduled to be held May 21, 2024.
Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2023, 2022, or 2021.
Item 14.  Principal Accountant Fees and Services.
This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 21, 2024.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (ii)
		(B)	Amended and Restated Bylaws (i)

	(4.1)		Amended and Restated Loan Agreement (dated November 24, 2021) and related documents (iii)

	(4.2)		First Amendment to the Amended and Restated Loan Agreement (dated May 27, 2022) and related documents (viii)

	(4.16)		Description of Securities

	(10.1)		AAON, Inc. 1992 Stock Option Plan, as amended (v)

	(10.2)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (vi)

	(10.3)		AAON, Inc. 2016 Long-Term Incentive Plan (iv)

	(21)		List of Subsidiaries

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(97.1)		Executive Officer Compensation Recovery Policy

	(99.1)		Membership Interest Purchase Agreement - Acquisition of BASX, LLC (dated November 18, 2021) (vii)

	(101)	(INS)	Inline XBRL Instance Document

	(101)	(SCH)	Inline XBRL Taxonomy Extension Schema

	(101)	(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

	(101)	(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

	(101)	(LAB)	Inline XBRL Taxonomy Extension Label Linkbase

	(101)	(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

	(104)		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

	(i)		Incorporated herein by reference to the exhibits to our Form 8-K dated May 15, 2020.

	(ii)		Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

	(iii)		Incorporated herein by reference to exhibit to our Form 8-K dated November 24, 2021.

(iv)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-212863 dated August 2, 2016, our Form S-8 Registration Statement No. 333-226512 dated August 2, 2018, and our Form S-8 Registration Statement No. 333-241538 dated August 6, 2020.

(v)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and to our Form S-8 Registration Statement No. 333-52824.

(vi)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915, Form S-8 Registration Statement No. 333-207737.

(vii)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(viii)	Incorporated herein by reference to the exhibits to our Form 8-K dated May 27, 2022.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	February 28, 2024	By:	/s/ Gary D. Fields
Gary D. Fields, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 28, 2024	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer and Director (principal executive officer)

Dated:	February 28, 2024	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer (principal financial officer)

Dated:	February 28, 2024	/s/ Christopher D. Eason
Christopher D. Eason Chief Accounting Officer (principal accounting officer)

Dated:	February 28, 2024	/s/ Norman H. Asbjornson
Norman H. Asbjornson Director

Dated:	February 28, 2024	/s/ Angela E. Kouplen
Angela E. Kouplen Director

Dated:	February 28, 2024	/s/ Caron A. Lawhorn
Caron A. Lawhorn Director

Dated:	February 28, 2024	/s/ Stephen O. LeClair
Stephen O. LeClair Director

Dated:	February 28, 2024	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 28, 2024	/s/ David R. Stewart
David R. Stewart Director

Dated:	February 28, 2024	/s/ Bruce Ware
Bruce Ware Director

Dated:	February 28, 2024	/s/ Luke A. Bomer
Luke A. Bomer Secretary