Form 10-Q
period 2024-03-31
AAON, INC.
filed 2024-05-02
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
Yes ☐                      No ☑

As of April 30, 2024, registrant had outstanding a total of 82,209,281 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2024	December 31, 2023
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$8,385	$287
Restricted cash	19,982	8,736
Accounts receivable, net	109,662	138,108
Inventories, net	196,252	213,532
Contract assets	50,581	45,194
Prepaid expenses and other	7,365	3,097
Total current assets	392,227	408,954
Property, plant and equipment:
Land	15,918	15,438
Buildings	224,128	205,841
Machinery and equipment	401,637	391,366
Furniture and fixtures	42,861	40,787
Total property, plant and equipment	684,544	653,432
Less: Accumulated depreciation	293,980	283,485
Property, plant and equipment, net	390,564	369,947
Intangible assets, net	70,664	68,053
Goodwill	81,892	81,892
Right of use assets	16,696	11,774
Other long-term assets	878	816
Total assets	$952,921	$941,436

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,438	$27,484
Accrued liabilities	93,198	85,508
Contract liabilities	16,527	13,757
Total current liabilities	125,163	126,749
Revolving credit facility, long-term	—	38,328
Deferred tax liabilities	5,030	12,134
Other long-term liabilities	21,926	16,807
New markets tax credit obligations[1]	15,994	12,194
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized, 82,117,680 and 81,508,381 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	329	326
Additional paid-in capital	139,184	122,063
Retained earnings	645,295	612,835
Total stockholders' equity	784,808	735,224
Total liabilities and stockholders' equity	$952,921	$941,436
[1] Held by variable interest entities (Note 16)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Net sales	$262,099	$265,953
Cost of sales	169,857	188,799
Gross profit	92,242	77,154
Selling, general and administrative expenses	45,288	32,942
(Gain) loss on disposal of assets	(16)	6
Income from operations	46,970	44,206
Interest expense, net	(239)	(1,150)
Other income, net	77	114
Income before taxes	46,808	43,170
Income tax provision	7,792	6,356
Net income	$39,016	$36,814
Earnings per share:
Basic[1]	$0.48	$0.46
Diluted[1]	$0.46	$0.44
Cash dividends declared per common share[1]:	$0.08	$0.08
Weighted average shares outstanding:
Basic[1]	81,661,972	80,460,897
Diluted[1]	84,044,670	82,860,958
[1] Reflects three-for-two stock split effective August 16, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Paid-in	Retained
[1] Reflects three-for-two stock split effective August 16, 2023	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balance at December 31, 2023	81,508	$326	$122,063	$612,835	$735,224
Net income	—	—	—	39,016	39,016
Stock options exercised and restricted	403	2	9,842	—	9,844
stock awards granted
Contingent shares issued (Note 15)	243	1	6,363	—	6,364
Share-based compensation	—	—	3,957	—	3,957
Stock repurchased and retired	(36)	—	(3,041)	—	(3,041)
Dividends	—	—	—	(6,556)	(6,556)
Balance at March 31, 2024	82,118	$329	$139,184	$645,295	$784,808

	Three Months Ended March 31, 2023
	Common Stock		Paid-in	Retained
	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balances at December 31, 2022	80,138	$322	$98,735	$461,657	560,714
Net income	—	—	—	36,814	36,814
Stock options exercised and restricted	1,183	3	15,853	—	15,856
stock awards granted
Share-based compensation	—	—	3,519	—	3,519
Stock repurchased and retired	(18)	—	(1,030)	—	(1,030)
Dividends	—	—	—	(6,459)	(6,459)
Balance at March 31, 2023	81,303	$325	$117,077	$492,012	$609,414
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2024	2023
Operating Activities	(in thousands)
Net income	$39,016	$36,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,437	10,274
Amortization of debt issuance costs	31	11
Amortization of right of use assets	12	29
Provision for (recoveries of) credit losses on accounts receivable, net of adjustments	112	(56)
Provision for excess and obsolete inventories, net of write-offs	581	221
Share-based compensation	3,957	3,519
(Gain) loss on disposition of assets	(16)	6
Foreign currency transaction loss (gain)	11	(2)
Interest income on note receivable	(5)	(6)
Deferred income taxes	(740)	921
Changes in assets and liabilities:
Accounts receivable	28,334	(33,740)
Income taxes	8,221	5,262
Inventories	16,699	(861)
Contract assets	(5,387)	25
Prepaid expenses and other long-term assets	(4,349)	(3,613)
Accounts payable	(9,968)	(16,318)
Contract liabilities	2,770	713
Extended warranties	698	777
Accrued liabilities and other long-term liabilities	(1,044)	847
Net cash provided by operating activities	92,370	4,823
Investing Activities
Capital expenditures	(34,688)	(28,935)
Proceeds from sale of property, plant and equipment	16	102
Software development expenditures	(4,055)	—
Principal payments from note receivable	13	14
Net cash used in investing activities	(38,714)	(28,819)
Financing Activities
Proceeds from financing obligation, net of issuance costs	4,186	—
Payment related to financing costs	(417)	—
Borrowings under revolving credit facility	115,130	105,172
Payments under revolving credit facility	(153,458)	(92,512)
Stock options exercised	9,844	15,856
Employee taxes paid by withholding shares	(3,041)	(1,030)
Cash dividends paid to stockholders	(6,556)	(6,459)
Net cash (used in) provided by financing activities	(34,312)	21,027
Net increase (decrease) in cash, cash equivalents and restricted cash	19,344	(2,969)
Cash, cash equivalents and restricted cash, beginning of period	9,023	5,949
Cash, cash equivalents and restricted cash, end of period	$28,367	$2,980
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
Our financial statements consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of eight variable interest entities ("VIEs") (Note 16) that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.
These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2023 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. All intercompany balances and transactions have been eliminated in consolidation.
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
Inflation and Labor Market
In 2023, we saw the slowing of inflation and some stabilization of raw material and component prices. Due to our favorable liquidity position, we continue to make strategic purchases of materials when we see opportunities. We continue to monitor and manage increases in the cost of raw materials through price increases for our products. We have also experienced supply chain challenges related to specific manufacturing parts, which we have managed through our strong vendor relationships as well as expanding our list of vendors.
Additionally, we continue to experience challenges in a tight labor market, especially the hiring of both skilled and unskilled production labor. We have implemented the following wage increases to remain competitive and to attract and retain employees:
•In March 2023, we awarded annual merit raises for an overall 3.9% increase to wages.
•In March 2024, we awarded annual merit raises for an overall 3.3% increase to wages.

We continue to implement human resource initiatives to retain and attract labor to further increase production capacity. Beginning in 2023, initiatives included changing our employee paid time off policy, historically awarded in arrears at the beginning of each quarter, to accrue ratably over each pay period. Additionally, we enhanced our benefits for short-term disability, life insurance, paid parental leave, and paid military leave.
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
Accounting Policies
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Definite-Lived Intangible Assets
Our definite-lived intangible assets include various trademarks, service marks, and technical knowledge acquired in business combinations or asset acquisitions. We amortize our definite-lived intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.
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
The changes in the carrying amount of goodwill were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$81,892	$81,892
Additions (decreases) during the period	—	—
Balance, end of period	$81,892	$81,892
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification ("ASC"). We consider the applicability and impact of all ASUs. ASUs not listed or included within the Company's Annual Report on Form 10-K for the year ended December 31, 2023, were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

2.  Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 19) by major source, net of intercompany sales eliminations.

	Three Months Ended March 31, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$191,265	$—	$—	$191,265
Condensing units	—	10,909	—	10,909
Air handlers	—	9,547	2,187	11,734
Outdoor mechanical rooms	—	—	—	—
Cleanroom systems	—	—	7,313	7,313
Data center cooling solutions	—	206	17,673	17,879
Water-source heat pumps	—	1,581	—	1,581
Part sales	15,317	6	278	15,601
Other[1]	3,558	1,998	261	5,817
	$210,140	$24,247	$27,712	$262,099

	Three Months Ended March 31, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$180,026	$—	$—	$180,026
Condensing units	—	15,278	—	15,278
Air handlers	—	12,221	3,038	15,259
Outdoor mechanical rooms	208	151	—	359
Cleanroom systems	—	—	12,622	12,622
Data center cooling solutions	—	1,446	14,476	15,922
Water-source heat pumps	2,730	3,080	—	5,810
Part sales	13,904	1	248	14,153
Other[1]	5,134	1,235	155	6,524
	$202,002	$33,412	$30,539	$265,953
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
The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $10.8 million and $13.3 million for the three months ended March 31, 2024 and 2023, respectively.
3. Leases
The Company has various lease arrangements for certain manufacturing and warehousing facilities, equipment rental, as well as administrative facilities. Lease expiration dates, including expected renewal options, range from April 2025 to November 2033.

The discount rates used to calculate the present value of lease payment range from 1.3% to 6.6% as of March 31, 2024. Currently, all leases are classified as operating leases.
The following table presents the balances by lease type:

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Operating Leases
Right of use assets	Right of use assets	$16,696	$11,774
Lease liability, short-term	Accrued liabilities	$2,274	$2,021
Lease liability, long-term	Other long-term liabilities	$14,882	$10,201
Since 2018, the Company has leased the manufacturing, engineering, and office space used by our operations in Parkville, Missouri. The lease provides approximately 86,000 square feet of manufacturing and office space. The lease expires December 31, 2032.
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
We also lease several properties near our Redmond, Oregon location. In the aggregate, these leases contain approximately 104,500 square feet of additional warehouse space. These leases have expiring terms from February 2025 to November 2033.
Total undiscounted future lease payments are as follows:

(in thousands)
2024	$2,415
2025	3,100
2026	3,046
2027	3,136
2028	3,130
Thereafter	6,403

4.  Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Accounts receivable	$110,097	$138,431
Less: Allowance for credit losses	(435)	(323)
Total, net	$109,662	$138,108

	Three Months Ended
	March 31, 2024	March 31, 2023
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$323	$477
Provisions for (recoveries of) expected credit	112	(56)
losses, net of adjustments
Balance, end of period	$435	$421

5.  Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.
The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Raw materials	$192,446	$211,259
Work in process	7,497	5,523
Finished goods	3,050	2,910
Total, gross	202,993	219,692
Less: Allowance for excess and obsolete inventories	(6,741)	(6,160)
Total, net	$196,252	$213,532

	Three Months Ended
	March 31, 2024	March 31, 2023
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$6,160	$4,527
Provision for (recoveries of) excess and	960	664
obsolete inventories
Inventories written off	(379)	(443)
Balance, end of period	$6,741	$4,748
6.  Intangible assets
Our intangible assets consist of the following:

	March 31, 2024	December 31, 2023
Definite-lived intangible assets	(in thousands)
Intellectual property	$12,450	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	7,640	3,323
Less: Accumulated amortization	(11,544)	(9,838)
Total, net	56,093	53,482

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$70,664	$68,053
Amortization expense recorded in selling, general and administrative expenses is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Amortization expense	$1,706	$902

Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2024	$3,662
2025	4,656
2026	4,656
2027	4,656
2028	4,552
Thereafter	29,073
Total future amortization expense	51,255
Internal-use software projects in process	4,838
Total	$56,093

7.  Supplemental Cash Flow Information

	Three Months Ended
	March 31, 2024	March 31, 2023
Supplemental disclosures:	(in thousands)
Interest paid	$395	$1,121
Income taxes paid	$311	$172
Non-cash investing and financing activities:
Non-cash capital expenditures	$(2,078)	$366
Contingent shares issued (Note 15)	$6,364

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
Changes in the warranty accrual are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Warranty accrual:	(in thousands)
Balance, beginning of period	$20,573	$15,682
Payments made	(2,622)	(1,881)
Warranty expense	3,398	2,408
Balance, end of period	$21,349	$16,209

9.  Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Warranty	$21,349	$20,573
Due to representatives	17,608	14,428
Payroll	12,532	18,829
Profit sharing	4,600	7,596
Workers' compensation	446	338
Medical self-insurance	2,014	1,460
Customer prepayments	5,856	2,621
Donations, short-term	381	381
Accrued income taxes	9,391	1,170
Employee vacation time	10,670	10,315
Extended warranties, short-term	2,614	2,387
Lease liability, short-term	2,274	2,021
Property taxes	1,164	—
Other	2,299	3,389
Total	$93,198	$85,508
Other long-term liabilities were comprised of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Lease liability	$14,882	$10,201
Extended warranties	6,553	6,082
Donations and other	491	524
Total	$21,926	$16,807
10.  Revolving Credit Facility
On May 27, 2022, we amended our $100.0 million Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Revolver”), to provide for maximum borrowings of $200.0 million. As of March 31, 2024 we had no amounts outstanding under our Revolver. As of December 31, 2023, we had $38.3 million outstanding under the Revolver. We have two standby letters of credit totaling $2.3 million as of March 31, 2024. Borrowings available under the Revolver at March 31, 2024 were $197.7 million. The Revolver expires on May 27, 2027. We have amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transactions (Note 16).
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.6% and 6.0% for the three months ended March 31, 2024 and 2023, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three months ended March 31, 2024 and 2023, respectively.
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

At March 31, 2024, we were in compliance with our covenants, as defined by the Revolver. Our financial covenants require that we meet certain parameters related to our leverage ratio. At March 31, 2024, our leverage ratio was 0.01 to 1.0, which meets the requirement of not being above 3 to 1.
11.  Income Taxes
The provision (benefit) for income taxes consists of the following:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Current	$8,532	$5,435
Deferred	(740)	921
Income tax provision	$7,792	$6,356
The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.
The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of Federal benefit	5.3	4.0
Excess tax benefits related to share-based compensation (Note 12)	(9.4)	(8.8)
Return to provision	(0.2)	(0.3)
Non-deductible executive compensation	1.0	—
Research and development credits	(1.4)	(1.5)
Other	0.3	0.3
Effective tax rate	16.6%	14.7%
We have historically earned investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As part of our expansion projects in Oklahoma, we identified a separate, more advantageous Oklahoma credit program (not income tax related) which resulted in us discontinuing our accumulation of credits for Oklahoma’s manufacturing property investment program after the 2022 tax year. As of March 31, 2024, we have investment tax credit carryforwards of approximately $2.3 million. These credits have estimated expirations from the year 2039 through 2043.
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 162(m), the tax deduction for covered executives of public companies is limited to $1.0 million per individual. Because of the increase in our stock price and timing of executive stock option exercises this resulted in an increase to the income tax provision of $0.5 million for the three months ended March 31, 2024.
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
The Company's estimated annual 2024 effective tax rate, excluding discrete events, is approximately 25.6%. We file income tax returns in the U.S., state and foreign income tax return jurisdictions. We are subject to U.S. income tax examinations for tax years 2020 to present, and to non-U.S. income tax examinations for the tax years 2019 to present. In addition, we are subject to state and local income tax examinations for the tax years 2019 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2024 and 2023 using a Black Scholes-Merton Model:

	Three months ended
	March 31, 2024	March 31, 2023
Directors and SLT[1]:
Expected (annual) dividend rate	$0.32	$0.32
Expected volatility	38.00%	37.89%
Risk-free interest rate	4.13%	4.40%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.32	$0.32
Expected volatility	33.47%	39.55%
Risk-free interest rate	4.26%	4.48%
Expected life (in years)	3.0	3.0
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

 The following is a summary of stock options vested and exercisable as of March 31, 2024:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$13.95	-	$27.58	1,542,537	4.14	$24.98	$97,351
$28.28	-	$37.07	672,291	6.51	31.57	38,038
$37.09	-	$85.52	363,230	7.43	50.92	13,505
		Total	2,578,058	5.22	$30.36	$148,894
 A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	3,619,585	$33.09
Granted	387,169	79.49
Exercised	(293,760)	33.51
Forfeited or Expired	(7,502)	50.27
Outstanding at March 31, 2024	3,705,492	$37.84
Exercisable at March 31, 2024	2,578,058	$30.36
The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2024 is $14.7 million and is expected to be recognized over a weighted average period of approximately 2.3 years.
The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $14.2 million and $16.7 million, respectively. The cash received from options exercised during the three months ended March 31, 2024 and 2023 was $9.8 million and $15.9 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At March 31, 2024, unrecognized compensation cost related to unvested restricted stock awards was approximately $7.6 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	187,084	$44.07
Granted	53,479	78.38
Vested	(71,757)	38.63
Forfeited	(1,230)	48.79
Unvested at March 31, 2024	167,576	$57.28

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
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of March 31, 2024 is $8.5 million and is expected to be recognized over a weighted average period of approximately 2.0 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the three months ended March 31, 2024 and 2023 using a Monte Carlo Model:

	Three months ended
	March 31, 2024	March 31, 2023

Expected (annual) dividend rate	$0.32	$0.32
Expected volatility	33.99%	32.71%
Risk-free interest rate	4.31%	4.66%
Expected life (in years)	2.8	2.8
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.
A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	152,112	$54.88
Granted	46,699	106.24
Additional target payout[1]	2,059	58.53
Vested	(21,919)	58.53
Forfeited	(2,362)	58.53
Unvested at March 31, 2024[2]	176,589	$68.01
[1] The additional number of PSUs earned based on a 110% achievement at December 31, 2023 for awards vesting in 2024.
[2] Consists of 71,760 PSUs cliff vesting December 31, 2024, 58,130 PSUs cliff vesting December 31, 2025, and 46,699 PSUs cliff vesting December 31, 2026.
Key Employee Awards
As part of the December 2021 acquisition of BASX, the Company granted awards to key employees of BASX ("Key Employee Awards"). Unlike our restricted stock awards under the 2016 Plan, the Key Employee Awards are not considered legally outstanding and do not accrue dividends during the vesting period. The issuance of the Key Employee Awards was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ending 2021, 2022 and 2023 as defined by the BASX acquisition membership interest purchase agreement ("MIPA Agreement") and continued employment with the Company. At the end of the earn-out period, ending December 31, 2023, each eligible Key Employee Award vested and was converted into common stock. The fair value of Key Employee Awards is based on the fair market value of AAON common stock on the grant date. All pre-tax compensation cost has been recognized as of December 31, 2023 and all awards vested in March 2024.

A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	39,899	$53.45
Granted	—	—
Vested	(39,899)	53.45
Forfeited	—	—
Unvested at March 31, 2024	—	$—

Share-Based Compensation
A summary of share-based compensation is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Grant date fair value of awards during the period:	(in thousands)
Options	$8,708	$4,673
PSUs	4,961	3,241
Restricted stock	4,192	2,906
Total	$17,861	$10,820

Share-based compensation expense:
Options	$2,207	$2,065
PSUs	624	367
Restricted stock	1,126	826
Key Employee Awards	—	261
Total	$3,957	$3,519

Income tax benefit related to share-based compensation:
Options	$3,147	$3,321
PSUs	169	—
Restricted stock	808	465
Key Employee Awards	282	—
Total	$4,406	$3,786
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

13. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is at or above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the three months ended March 31, 2024 and 2023.
The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$5,710	$5,259
Profit Sharing Bonus Plans
We maintain a discretionary profit sharing bonus plan under which approximately 8.5% of pre-tax profit (10% prior to January 1, 2024) from the Company is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time non-exempt employees of the Company who are actively employed and working on the first and last day of the calendar quarter. BASX employees are eligible to participate in the discretionary profit sharing bonus plan on January 1, 2024.
Prior to January 1, 2024, BASX had a separate employee incentive program (EIP) under which 5% of BASX's pre-tax profit, plus certain add backs, is paid ratably to eligible employees based on days-of-pay during the fiscal year. Eligible employees are regular full-time and part-time employees who have worked during the year and are still employed when the EIP payment is made following the end of the fiscal year, excluding members of BASX's senior leadership team and any employee paid commissions or royalties. This incentive program ended December 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Profit sharing bonus plan and employee incentive plan expense	$4,600	$4,866

Employee Medical Plan
We self-insure for our employees' health insurance, and make medical claim payments up to certain stop-loss amounts. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plans. In addition, the Company matches 175% of a participating employee's allowed contributions to a qualified health saving account to assist employees with health insurance plan deductibles. BASX employees joined the Company's medical plan and benefits on January 1, 2024.
BASX was insured for healthcare coverage through a third party through December 31, 2023. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plans. In addition, the Company contributes certain amounts for BASX's employees enrolled in a high deductible plan to a qualified health savings account to assist employees with health insurance plan deductibles. This healthcare coverage ended December 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Medical premium payments	$3,371	$2,668
Health saving account contributions	2,166	1,060
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:	(in thousands, except share and per share data)
Net income	$39,016	$36,814
Denominator:
Basic weighted average shares[3]	81,661,972	80,460,897
Effect of dilutive shares related to stock based compensation[1,3]	2,193,000	1,972,145
Effect of dilutive shares related to contingent consideration[2,3]	189,698	427,916
Diluted weighted average shares[3]	84,044,670	82,860,958
Earnings per share:
Basic[3]	$0.48	$0.46
Dilutive[3]	$0.46	$0.44
Anti-dilutive shares:
Shares[3]	112,717	180,442
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
Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
November 3, 2022	$50 million	February 27, 2024
February 27, 2024	$50 million	** [1,2]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.
2 As of March 31, 2024, there is approximately $50.0 million remaining under the current stock repurchase program. The remaining amount available is subject to a Board authorized 10b5-1 plan requiring certain market conditions and requirements.

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
Our repurchase activity is as follows:

	Three Months Ended
	March 31, 2024			March 31, 2023
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]	Shares[1]	Total $	$ per share[1]
Employees	36,860	3,041	82.50	17,509	1,030	58.83
[1] Reflects three-for-two stock split effective August 16, 2023.
Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	March 31, 2024
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]
Open market	6,893,924	$106,625	$15.47
401(k)	12,462,552	171,789	13.78
Directors and employees	3,126,197	27,703	8.86
Total	22,482,673	$306,117	$13.62
[1] Reflects three-for-two stock split effective August 16, 2023.

Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share[1]	Annualized Dividend per Share[1]
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
[1] Reflects three-for-two stock split effective August 16, 2023.
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
Under the MIPA Agreement, the issuance of shares to the former owners of BASX was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. In March 2024, we issued the remaining 0.24 million shares related to the earn-out milestone for the year ended 2023. As a result of the shares issued in March 2024, the tax basis exceeded the book basis for consideration paid resulting in a deferred tax asset and an increase to additional paid-in capital of $6.4 million, respectively, on our consolidated balance sheet. The deferred tax asset is expected to be amortized over fifteen years. We previously issued 0.58 million shares in March 2023, related to the earn-out milestone for the year ended 2022. All shares have been issued as private placements exempt from registration with the SEC under Rule 506(b) and are included in common stock on the consolidated statements of stockholders' equity.

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
Upon closing of the 2023 NMTC transaction, the Company provided an aggregate of approximately $16.7 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $16.7 million in proceeds plus capital contributed from the 2023 Investor was used to make an aggregate $23.8 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The net proceeds from the closing of the 2023 NMTC are included in restricted cash on our consolidated balance sheets required to be used for the 2023 Project.
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
2024 New Markets Tax Credit
On February 27, 2024, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2024 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2024 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in real estate to facilitate 2023 Project. In connection with the 2024 NMTC transaction, the Company received a $15.5 million NMTC allocation for the 2023 Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
Upon closing of the 2024 NMTC transaction, the Company provided an aggregate of approximately $11.0 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $11.0 million in proceeds plus capital contributed from the Investor was used to make an aggregate $16.0 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The net proceeds from the closing of the 2024 NMTC are included in restricted cash on our consolidated balance sheets required to be used for the 2023 Project.
This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2024 Investor's interest of $3.8 million is recorded in New market tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
The 2019 Investor, 2023 Investor, and 2024 Investor are each subject to 100 percent recapture of the 2019, 2023, and 2024 NMTC, respectively, it receives for a period of seven years, as provided in the Internal Revenue Code and applicable U.S. Treasury regulations in the event that the financing facility of the Borrower under the transaction (AAON Coil Products, Inc.) becomes ineligible for NMTC treatment per the Internal Revenue Code requirements. The Company is required to be in compliance with various regulations and contractual provisions that apply to the 2019 NMTC arrangements, 2023 NMTC arrangements, and 2024 NMTC arrangements, respectively. Noncompliance with applicable requirements could result in the 2019 and/or 2023 and/or 2024 Investors' projected tax benefits not being realized and, therefore, require the Company to indemnify the 2019 Investor, 2023 Investor, and 2024 Investor for any loss or recapture of the 2019 NMTC, 2023 NMTC, and 2024 NMTC, respectively, related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with any of these financing arrangements.
The 2019 Investor, 2023 Investor, and 2024 Investor and its majority owned community development entity are considered VIEs and the Company is the primary beneficiary of the VIEs. Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the 2019 NMTC, 2023 NMTC, or 2024 NMTC arrangements, respectively.
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
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of March 31, 2024, except as noted below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. For the three months ended March 31, 2024 and 2023, the Company made payments of $3.6 million and $2.4 million, respectively, on this contract. Estimated minimum future payments are $8.3 million, $9.1 million, $10.5 million, and $11.2 million for 2024, 2025, 2026, and 2027, respectively. We had no other material contractual purchase obligations as of March 31, 2024.

18.  Related Parties
The following is a summary of transactions and balances with related parties:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Sales to affiliates	$2,196	$1,145
Payments to affiliates	615	392

	March 31, 2024	December 31, 2023
	(in thousands)
Due from affiliates	$792	$994
Due to affiliates	119	145

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
•The Company periodically rents space partially owned by the CEO for various Company meetings.
•The Company leases flight time of an aircraft partially owned by our COO and Vice President.
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

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Sales
AAON Oklahoma
External sales	$210,140	$202,002
Inter-segment sales	1,671	1,494
AAON Coil Products
External sales	24,247	33,412
Inter-segment sales	9,331	7,317
BASX
External sales	27,712	30,539
Inter-segment sales	2	370
Eliminations	(11,004)	(9,181)
Net sales	$262,099	$265,953

Gross Profit
AAON Oklahoma	$78,411	$61,850
AAON Coil Products	8,140	7,158
BASX	5,691	8,146
Gross profit	$92,242	$77,154

	March 31, 2024	December 31, 2023
Long-lived assets	(in thousands)
AAON Oklahoma	$255,176	$248,556
AAON Coil Products	89,701	83,169
BASX	62,383	49,996
Total long-lived assets	$407,260	$381,721

Intangible assets and goodwill
AAON Oklahoma	$13,795	$10,282
AAON Coil Products	—	—
BASX	138,761	139,663
Total intangible assets and goodwill	$152,556	$149,945

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
Overview
We are engaged in the engineering, manufacturing, and selling of premium heating, ventilation, and air conditioning equipment consisting primarily of semi-custom and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to a variety of vertical markets including retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, industrial, and other commercial markets. We sell our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $7.4 million of our total net sales for the three months ended March 31, 2024 and $12.6 million of our sales during the same period of 2023.
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
The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At March 31, 2024, the price (year to date average) for copper, galvanized steel, and stainless steel decreased 2.6%, 16.9%, and 18.5%, respectively, as compared to the price (year to date average) at March 31, 2023, while the price (year to date average) for aluminum increased 0.4% as compared to the price (year to date average) at March 31, 2023.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.
We occasionally increase the price of our products to help offset any inflationary headwinds. In 2022, we implemented a recurring 1% monthly price increase beginning June 1, 2022 and ending on April 1, 2023. We reinstated the recurring 1% monthly price increase on October 1, 2023 and carried that through February 1, 2024.
Backlog
The following table shows our historical backlog levels:

March 31, 2024	December 31, 2023	March 31, 2023
(in thousands)
$558,443	$510,028	$599,912
Our bookings remain strong. Investments made in our facilities and workforce have significantly improved our capacity and operational efficiencies. Production rates are at all time highs, trimming our backlog down to a more manageable size and allowing our lead times to continue to improve.
Results of Operations

	Three months ended March 31,
	2024	2023
	(in thousands)
Net sales	$262,099	$265,953
Cost of sales	169,857	188,799
Gross profit	92,242	77,154
Selling, general and administrative expenses	45,288	32,942
Loss (gain) on disposal of assets	(16)	6
Income from operations	$46,970	$44,206
The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:
•Sales for the three months ended March 31, 2024 decreased 1.4%, respectively, due to decreased production rates during the period as compared to the same period in 2023.
•Our gross profit margin for the quarter ended March 31, 2024 of 35.2% increased 620 basis points from the quarter ended March 31, 2023 due to price increases, product mix for operational efficiencies, lower material costs, and better overhead absorption.
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

Segment Operating Results for Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023

	Three Months Ended
	March 31, 2024	Percent of Sales[1]	March 31, 2023	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$210,140	80.2%	$202,002	76.0%	$8,138	4.0%
AAON Coil Products	24,247	9.3%	33,412	12.6%	(9,165)	(27.4)%
BASX	27,712	10.6%	30,539	11.5%	(2,827)	(9.3)%
Net sales	$262,099		$265,953		$(3,854)	(1.4)%

Cost of Sales[2]
AAON Oklahoma	$131,729	62.7%	140,152	69.4%	$(8,423)	(6.0)%
AAON Coil Products	16,107	66.4%	26,254	78.6%	(10,147)	(38.6)%
BASX	22,021	79.5%	22,393	73.3%	(372)	(1.7)%
Cost of sales	$169,857	64.8%	$188,799	71.0%	$(18,942)	(10.0)%

Gross Profit[2]
AAON Oklahoma	$78,411	37.3%	$61,850	30.6%	$16,561	26.8%
AAON Coil Products	8,140	33.6%	7,158	21.4%	982	13.7%
BASX	5,691	20.5%	8,146	26.7%	(2,455)	(30.1)%
Gross profit	$92,242	35.2%	$77,154	29.0%	$15,088	19.6%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
For the three months ended March 31, 2024 total net sales decreased $3.9 million or 1.4%, due to a decrease in volumes of approximately 5.7%, offset by price increases of approximately 4.3%. While our AAON Oklahoma segment increased by 4.0% for the three months ended March 31, 2024, our AAON Coil Products and BASX segments experienced some production timing delays in early 2024 which contributed to the overall decrease in sales.
Gross profit as a percent of sales increased to 35.2% for the three months ended March 31, 2024 as compared to 29.0% for the three months ended March 31, 2023. As noted above, realization of price increases has improved our margin profile along with the slowing of inflation for raw materials, especially in our AAON Oklahoma segment, improving overall consolidated margin performance. As discussed above, production timing delays at our AAON Coil Products and BASX locations contributed to less overhead absorption and margin performance, which resulted in a period over period decline in gross margin for our BASX segment.
As shown in the table below, the cost of raw materials has started to come down but we still have seen inflation in our component parts that typically lag raw materials by 6-18 months. Additionally, in order to retain our existing employees, we have increased our starting wage rate considerably in recent years and continue to award periodic wage increases to our employees. These additional costs have been offset by the various price increases we have put in place in the past two years and increases in our production efficiency that has led to increased overhead absorption.
Raw Material Costs
Three-month average raw material cost per pound as of March 31:

	2024	2023	% Change

Copper	$5.56	$5.71	(2.6)%
Galvanized steel	$0.59	$0.71	(16.9)%
Stainless steel	$2.73	$3.35	(18.5)%
Aluminum	$2.33	$2.32	0.4%

Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	March 31, 2024	March 31, 2023
			2024	2023
	(in thousands)
Warranty	$3,398	$2,408	1.3%	0.9%
Profit sharing	4,600	4,866	1.8%	1.8%
Salaries & benefits	15,810	12,733	6.0%	4.8%
Stock compensation	2,244	1,873	0.9%	0.7%
Advertising	599	846	0.2%	0.3%
Depreciation & amortization	3,870	2,645	1.5%	1.0%
Insurance	1,971	1,233	0.8%	0.5%
Professional fees	4,620	1,105	1.8%	0.4%
Donations	170	125	0.1%	—%
Other	8,006	5,108	3.1%	1.9%
Total SG&A	$45,288	$32,942	17.3%	12.4%
Selling, general and administrative expenses increased $12.3 million for the three months ended March 31, 2024 from the prior year period. Salaries and benefits increased $3.1 million or 24.2%, which is primarily attributable to overall increased headcount as well as the the impact of employee pay increases and benefit improvements discussed above. Included in the benefit improvements was a one-time charge of $0.8 million related to integration of BASX benefits. Depreciation and amortization has increased due to increased investments in back office technology and automation. Professional fees increased $3.5 million during the three months ended March 31, 2024 due various professional, regulatory, and legal corporate requirements. Other expenses increased $2.9 million or 56.7% during the three months ended March 31, 2024 due to increased travel, the closing of our New Markets Tax Credit transaction and consulting expenses.
Income Taxes

	Three Months Ended		Effective Tax Rate
	March 31, 2024	March 31, 2023
			2024	2023
	(in thousands)
Income tax provision	$7,792	$6,356	16.6%	14.7%
The Company’s estimated annual 2024 effective tax rate, excluding discrete events, is expected to be approximately 25.6%.
During the three months ended March 31, 2024, the Company recorded an excess tax benefit of $4.4 million as compared to $3.8 million during the same period in 2023. The excess tax benefit is related to the timing of stock option exercises as a result of our high stock price during the three months ended March 31, 2024 and 2023, respectively.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash increased $8.1 million from December 31, 2023 to March 31, 2024 and totaled $8.4 million at March 31, 2024. Our restricted cash increased $11.2 million from the closing of our recent New Markets Tax Credit related to our Longview, Texas expansion. We expect most funds will be released from this account by the end of 2024. We have also seen increases in our current income tax payable due to the tax law changes surrounding the capitalization of research and development costs. This has increased our cash paid for income taxes.

Revolving Line of Credit - Our revolving credit facility (as amended, "Revolver"), provides for maximum borrowings of $200.0 million. As of March 31, 2024 we had no amounts outstanding under our Revolver. As of December 31, 2023, we had $38.3 million outstanding under the Revolver. We had two standby letters of credit totaling $2.3 million as of March 31, 2024. At March 31, 2024, we have $197.7 million of borrowings available under the Revolver. The Revolver expires May 27, 2027. We have amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transactions (Note 16).
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.6% and 6.0% for the three months ended March 31, 2024. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three months ended March 31, 2024 and 2023.
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
At March 31, 2024, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At March 31, 2024, our leverage ratio was 0.01 to 1.0, which meets the requirement of not being above 3 to 1.
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
Upon closing of the 2023 NMTC transaction, the Company provided an aggregate of approximately $16.7 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $16.7 million in proceeds plus capital contributed from the Investor was used to make an aggregate $23.8 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The unused net proceeds from the closing of the 2023 NMTC are included in restricted cash on our consolidated balance sheets required to be used for the 2023 Project.
2024 New Markets Tax Credit
On February 27, 2024, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2024 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2024 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in real estate to facilitate 2023 Project. In connection with the 2024 NMTC transaction, the Company received a $15.5 million NMTC allocation for the 2023 Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
Upon closing of the 2024 NMTC transaction, the Company provided an aggregate of approximately $11.0 million to the Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $11.0 million in proceeds plus capital contributed from the Investor was used to make an aggregate $16.0 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The unused net proceeds from the closing of the 2024 NMTC are included in restricted cash on our consolidated balance sheets required to be used for the 2023 Project.
Stock Repurchases - The Board has authorized one active stock repurchase program for the Company. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. On February 27, 2024, the Board of Directors approved an updated stock repurchase plan with repurchases under the plan not to exceed $50 million. The current repurchase plan will expire at the Board of Directors' discretion.
Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
November 3, 2022	$50 million	February 27, 2024
February 27, 2024	$50 million	** [1,2]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.
2 As of March 31, 2024, there is approximately $50.0 million remaining under the current stock repurchase program. The remaining amount available is subject to a Board authorized 10b5-1 plan requiring certain market conditions and requirements.

The Company repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions. All repurchases from directors or employees are contingent upon Board approval and all shares are repurchased at current market prices.
Lastly, the Company also had a stock repurchase arrangement by which employee-participants in our 401(k) savings and investment plan were entitled to have shares in AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. No additional shares have been purchased by the Company under this arrangement since June 2022.
Our repurchase activity is as follows:

	Three Months Ended
	March 31, 2024			March 31, 2023
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]	Shares[1]	Total $	$ per share[1]
Employees	36,860	3,041	82.50	17,509	1,030	58.83
[1] Reflects three-for-two stock split effective August 16, 2023.
Our repurchase activity since Company inception, including our current authorized stock repurchase programs, are as follows:

	Inception to	March 31, 2024
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]
Open market	6,893,924	$106,625	$15.47
401(k)	12,462,552	171,789	13.78
Directors and employees	3,126,197	27,703	8.86
Total	22,482,673	$306,117	$13.62
[1] Reflects three-for-two stock split effective August 16, 2023.

Dividends - At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share[1]	Annualized Dividend per Share[1]
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
[1] Reflects three-for-two stock split effective August 16, 2023.
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
Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations in 2024 and the foreseeable future.

Statement of Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2024 and 2023. For additional details, see the consolidated financial statements.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Operating Activities
Net Income	$39,016	$36,814
Income statement adjustments, net	17,380	14,917
Changes in assets and liabilities:
Accounts receivable	28,334	(33,740)
Income taxes	8,221	5,262
Inventories	16,699	(861)
Contract assets	(5,387)	25
Prepaid expenses and other long-term assets	(4,349)	(3,613)
Accounts payable	(9,968)	(16,318)
Contract liabilities	2,770	713
Extended warranties	698	777
Accrued liabilities & other long-term liabilities	(1,044)	847
Net cash provided by operating activities	92,370	4,823
Investing Activities
Capital expenditures	(34,688)	(28,935)
Software development expenditures	(4,055)	—
Other	29	116
Net cash used in investing activities	(38,714)	(28,819)
Financing Activities
Proceeds from financing obligations, net of issuance costs	4,186	—
Payment related to financing costs	(417)	—
Borrowings under revolving credit facility	115,130	105,172
Payments under revolving credit facility	(153,458)	(92,512)
Stock options exercised	9,844	15,856
Employee taxes paid by withholding shares	(3,041)	(1,030)
Cash dividends paid to stockholders	(6,556)	(6,459)
Net cash (used in) provided by financing activities	$(34,312)	$21,027
Cash Flows Provided by Operating Activities
The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments.
Historically, the Company increased the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations, however, as inflationary and supply chain disruptions have decreased, the Company has been able to reduce inventory levels. Additionally, increases in the timing of our customer prepayment as well as increases in our employee bonuses pools and benefits (as a result of our positive operating results) increased our cash provided by accrued liabilities.
Payment terms for BASX jobs typically require upfront cash to fund the job resulting in cash inflows related to our contract liabilities and cash inflows fluctuate due to job timing and scheduling.

Cash Flows Used in Investing Activities
The capital expenditures for the three months ended March 31, 2024 relate to our continued investment in our production capabilities. Purchases during the three months ended March 31, 2024 relate to additional infrastructure and machinery for both replacement and growth, additional production space in our Redmond, Oregon and Longview, Texas locations, additional equipment and production capacity in Parkville, Missouri, and additional land in Tulsa, Oklahoma for future growth. We have also made investments to purchase or develop software for internal use in anticipation of future Company growth. The capital expenditure program for 2024 is estimated to be approximately $125.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
Cash Flows Provided by Financing Activities
The change in cash from financing activities in 2024 is primarily related to borrowings under our revolving credit facility to manage our working capital needs, especially strategic purchases of inventory to avoid supply chain delays and the funding of certain capital expenditures, offset by repayments we were able to make due to our increased operating results and financial condition.
Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees. Stock options exercises decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Commitments and Contractual Obligations
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of March 31, 2024 except as described below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. For the three months ended March 31, 2024 and 2023, the Company made payments of $3.6 million and $2.4 million, respectively, on this contract. Estimated minimum future payments are $8.3 million, $9.1 million, $10.5 million, and $11.2 million for 2024, 2025, 2026, and 2027, respectively. We had no other material contractual purchase obligations as of March 31, 2024.
Critical Accounting Policies
There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2024.
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
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of March 31, 2024, we had no outstanding balance on our Revolver.

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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 17 of the Notes to the Consolidated Financial Statements.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2023 Annual Report except as follows:

Risks Related to Governmental Regulation and Policies

We are subject to climate-related risks.
As climate change continues to be a challenge across the globe, AAON recognizes there are risks specifically related to climate. As mentioned before, there could be stricter regulations on refrigerants, energy efficiency, and the use of fossil fuels. The price of electricity could increase, or the Company’s operations could be affected by climate-change related weather events or water shortages. These risks could impact the Company on a short-term or long-term basis.
Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.
Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. From inception through March 31, 2024, we have repurchased a total of approximately 6.9 million shares (at current market prices) under the various open market stock buyback programs for an aggregate price of $106.6 million, or an average price of $15.47 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market. On November 3, 2022, the Board of Directors approved an updated stock repurchase plan with repurchases under the plan not to exceed $50.0 million. The current repurchase plan will expire at the Board of Directors discretion.
The Company repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions. All repurchases from directors or employees are contingent upon Board approval and all shares are repurchased at current market prices. From inception through March 31, 2024, we repurchased approximately 3.1 million shares (at current market prices) for an aggregate price of $27.7 million, or an average price of $8.86 per share.

Lastly, the Company also had a stock repurchase arrangement by which employee-participants in our 401(k) Plan were entitled to have shares of AAON, Inc. stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. From inception through March 31, 2024, we repurchased approximately 12.5 million shares (at current market prices) for an aggregate price of $171.8 million, or an average price of $13.78 per share.
Repurchases during the first quarter of 2024 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid Per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2024	610	$71.22	610	—
February 2024	13,165	86.09	13,165	—
March 2024	23,085	80.75	23,085	—
Total	36,860	$82.50	36,860	—
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
Under the MIPA Agreement, the issuance of shares to the former owners of BASX was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. In March 2024, we issued the remaining 0.24 million shares related to the earn-out milestone for the year ended 2023. As a result of the shares issued in March 2024, the tax basis exceeded the book basis for consideration paid resulting in a deferred tax asset and an increase to additional paid-in capital of $6.4 million, respectively, on our consolidated balance sheet. The deferred tax asset is expected to be amortized over fifteen years. We previously issued 0.58 million shares in March 2023, related to the earn-out milestone for the year ended 2022. All shares have been issued as private placements exempt from registration with the SEC under Rule 506(b) and are included in common stock on the consolidated statements of stockholders' equity.
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

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Stephen E. Wakefield	November 23, 2022	Terminated May 17, 2023	95,788
Vice President

Stephen E. Wakefield	September 13, 2023	Terminated December 27, 2023	181,000
Vice President

Stephen E. Wakefield	March 14, 2024	March 14, 2025	29,946
Vice President
Item 6.  Exhibits.

Exhibit #	Description
3.2	Amended and Restated Bylaws of AAON, Inc. effective March 9, 2023 (i)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) our Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) our Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) the notes to our Consolidated Financial Statements.

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

AAON, INC.

Dated: May 02, 2024	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: May 02, 2024	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer