Form 10-Q
period 2024-06-30
AAON, INC.
filed 2024-08-01
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
Yes ☐                      No ☑

As of July 30, 2024, registrant had outstanding a total of 81,013,148 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2024	December 31, 2023
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$13	$287
Restricted cash	12,065	8,736
Accounts receivable, net	149,149	138,108
Income tax receivable	4,969	—
Inventories, net	182,988	213,532
Contract assets	68,171	45,194
Prepaid expenses and other	5,740	3,097
Total current assets	423,095	408,954
Property, plant and equipment:
Land	16,018	15,438
Buildings	240,317	205,841
Machinery and equipment	403,664	391,366
Furniture and fixtures	41,128	40,787
Total property, plant and equipment	701,127	653,432
Less: Accumulated depreciation	287,893	283,485
Property, plant and equipment, net	413,234	369,947
Intangible assets, net	75,560	68,053
Goodwill	81,892	81,892
Right of use assets	16,086	11,774
Other long-term assets	849	816
Total assets	$1,010,716	$941,436

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,958	$27,484
Accrued liabilities	85,499	85,508
Contract liabilities	26,862	13,757
Total current liabilities	141,319	126,749
Revolving credit facility, long-term	85,884	38,328
Deferred tax liabilities	5,811	12,134
Other long-term liabilities	21,170	16,807
New markets tax credit obligations[1]	16,034	12,194
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 100,000,000 shares authorized[2], 80,950,856 and 81,508,381 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	324	326
Additional paid-in capital	49,174	122,063
Retained earnings	691,000	612,835
Total stockholders' equity	740,498	735,224
Total liabilities and stockholders' equity	$1,010,716	$941,436
[1] Held by variable interest entities (Note 16)
[2] Effective July 9, 2024, our authorized common shares increased from 100,000,000 to 200,000,000 (Note 15)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Net sales	$313,566	$283,957	$575,665	$549,910
Cost of sales	200,472	189,939	370,329	378,738
Gross profit	113,094	94,018	205,336	171,172
Selling, general and administrative expenses	45,895	39,272	91,183	72,214
(Gain) loss on disposal of assets	—	6	(16)	12
Income from operations	67,199	54,740	114,169	98,946
Interest expense, net	(367)	(1,543)	(606)	(2,693)
Other income, net	175	163	252	277
Income before taxes	67,007	53,360	113,815	96,530
Income tax provision	14,779	7,678	22,571	14,034
Net income	$52,228	$45,682	$91,244	$82,496
Earnings per share:
Basic[1]	$0.64	$0.56	$1.12	$1.02
Diluted[1]	$0.62	$0.55	$1.09	$0.99
Cash dividends declared per common share[1]:	$0.08	$0.08	$0.16	$0.16
Weighted average shares outstanding:
Basic[1]	81,791,792	81,439,691	81,339,153	81,263,523
Diluted[1]	83,786,222	83,469,581	83,527,717	83,478,498
[1] Reflects three-for-two stock split effective August 16, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Paid-in	Retained
[1] Reflects three-for-two stock split effective August 16, 2023	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balance at December 31, 2023	81,508	$326	$122,063	$612,835	$735,224
Net income	—	—	—	91,244	91,244
Stock options exercised and restricted	595	3	15,818	—	15,821
stock awards granted
Contingent shares issued (Note 15)	243	1	6,363	—	6,364
Share-based compensation	—	—	8,451	—	8,451
Stock repurchased and retired	(1,395)	(6)	(103,521)	—	(103,527)
Dividends	—	—	—	(13,079)	(13,079)
Balance at June 30, 2024	80,951	$324	$49,174	$691,000	$740,498

	Three Months Ended June 30, 2024
	Common Stock		Paid-in	Retained
	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balances at March 31, 2024	82,118	$329	$139,184	$645,295	$784,808
Net income	—	—	—	52,228	52,228
Stock options exercised and restricted	192	1	5,976	—	5,977
stock awards granted
Share-based compensation	—	—	4,494	—	4,494
Stock repurchased and retired	(1,359)	(6)	(100,480)	—	(100,486)
Dividends	—	—	—	(6,523)	(6,523)
Balance at June 30, 2024	80,951	$324	$49,174	$691,000	$740,498

	Six Months Ended June 30, 2023
	Common Stock		Paid-in	Retained
	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balances at December 31, 2022	80,138	$322	$98,735	$461,657	560,714
Net income	—	—	—	82,496	82,496
Stock options exercised and restricted	1,451	4	23,240	—	23,244
stock awards granted
Share-based compensation	—	—	7,823	—	7,823
Stock repurchased and retired	(20)	—	(1,162)	—	(1,162)
Contingent Consideration	—	—	—	—	—
Dividends	—	—	—	(13,004)	(13,004)
Balance at June 30, 2023	81,569	$326	$128,636	$531,149	$660,111

	Three Months Ended June 30, 2023
	Common Stock		Paid-in	Retained
	Shares[1]	Amount[1]	Capital	Earnings[1]	Total
	(in thousands)
Balances at March 31, 2023	81,303	$325	$117,077	$492,012	$609,414
Net income	—	—	—	45,682	45,682
Stock options exercised and restricted	268	1	7,387	—	7,388
stock awards granted
Share-based compensation	—	—	4,304	—	4,304
Stock repurchased and retired	(2)	—	(132)	—	(132)
Dividends	—	—	—	(6,545)	(6,545)
Balance at June 30, 2023	81,569	$326	$128,636	$531,149	$660,111
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2024	2023
Operating Activities	(in thousands)
Net income	$91,244	$82,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,923	21,236
Amortization of debt issuance costs	71	32
Amortization of right of use assets	73	67
Provision for (recoveries of) credit losses on accounts receivable, net of adjustments	1,169	(171)
Provision for excess and obsolete inventories, net of write-offs	641	1,458
Share-based compensation	8,451	7,823
(Gain) loss on disposition of assets	(16)	12
Foreign currency transaction loss (gain)	15	(13)
Interest income on note receivable	(9)	(10)
Deferred income taxes	41	(4,438)
Changes in assets and liabilities:
Accounts receivable	(12,210)	(26,782)
Income taxes	(6,139)	(15,171)
Inventories	29,903	(17,927)
Contract assets	(22,977)	(4,711)
Prepaid expenses and other long-term assets	(2,708)	(2,502)
Accounts payable	(1,804)	(14,874)
Contract liabilities	13,105	(1,162)
Extended warranties	1,195	1,526
Accrued liabilities and other long-term liabilities	(56)	33,051
Net cash provided by operating activities	127,912	59,940
Investing Activities
Capital expenditures	(65,381)	(60,629)
Proceeds from sale of property, plant and equipment	16	104
Software development expenditures	(10,058)	—
Principal payments from note receivable	26	28
Net cash used in investing activities	(75,397)	(60,497)
Financing Activities
Proceeds from financing obligation, net of issuance costs	4,186	6,061
Payment related to financing costs	(417)	(398)
Borrowings under revolving credit facility	272,526	279,961
Payments under revolving credit facility	(224,970)	(272,429)
Stock options exercised	15,821	23,244
Repurchase of stock	(100,034)	—
Employee taxes paid by withholding shares	(3,493)	(1,162)
Cash dividends paid to stockholders	(13,079)	(13,004)
Net cash (used in) provided by financing activities	(49,460)	22,273
Net increase in cash, cash equivalents and restricted cash	3,055	21,716
Cash, cash equivalents and restricted cash, beginning of period	9,023	5,949
Cash, cash equivalents and restricted cash, end of period	$12,078	$27,665
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

Software Development Costs
We capitalize costs incurred to purchase or develop software for internal use. Internal-use software development costs are capitalized during the application development stage. These capitalized costs are reflected in intangible assets, net on the consolidated balance sheets and are amortized over the estimated useful life of the software. The useful life of our internal-use software development costs is generally one to six years.
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

2.  Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 19) by major source, net of intercompany sales eliminations.

	Three Months Ended June 30, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$203,642	$—	$—	$203,642
Condensing units	—	15,433	—	15,433
Air handlers	—	12,496	2,371	14,867
Cleanroom systems	—	—	11,227	11,227
Data center cooling solutions	—	926	41,907	42,833
Water-source heat pumps	—	1,574	—	1,574
Part sales	17,974	—	906	18,880
Other[1]	4,111	944	55	5,110
	$225,727	$31,373	$56,466	$313,566

	Three Months Ended June 30, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$196,065	$—	$—	$196,065
Condensing units	61	11,329	—	11,390
Air handlers	—	12,610	2,600	15,210
Outdoor mechanical rooms	—	61	—	61
Cleanroom systems	—	—	17,086	17,086
Data center cooling solutions	—	1,794	15,877	17,671
Water-source heat pumps	398	3,086	—	3,484
Part sales	15,963	—	243	16,206
Other[1]	5,727	1,201	(144)	6,784
	$218,214	$30,081	$35,662	$283,957
[1] Other sales include freight, extended warranties and miscellaneous revenue.

	Six Months Ended June 30, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$394,907	$—	$—	$394,907
Condensing units	—	27,266	—	27,266
Air handlers	—	22,474	4,558	27,032
Cleanroom systems	—	—	18,540	18,540
Data center cooling solutions	—	1,132	59,580	60,712
Water-source heat pumps	—	3,155	—	3,155
Part sales	33,291	6	1,184	34,481
Other[1]	7,669	1,587	316	9,572
	$435,867	$55,620	$84,178	$575,665

	Six Months Ended June 30, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$376,091	$—	$—	$376,091
Condensing units	61	26,607	—	26,668
Air handlers	—	24,831	5,638	30,469
Outdoor mechanical rooms	208	212	—	420
Cleanroom systems	—	—	29,708	29,708
Data center cooling solutions	—	3,240	30,353	33,593
Water-source heat pumps	3,128	6,166	—	9,294
Part sales	29,867	1	491	30,359
Other[1]	10,861	2,436	11	13,308
	$420,216	$63,493	$66,201	$549,910
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

Historically, sales of our products were moderately seasonal with the peak period being May-October of each year due to timing of construction projects being directly related to warmer weather. However, in recent years, given the increases in demand of our product, changes in product mix and increases in our backlog, sales have become more constant throughout the year.
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
The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $10.2 million and $13.0 million for the three months ended June 30, 2024 and 2023, respectively, and $21.0 million and $26.3 million for the six months ended June 30, 2024 and 2023, respectively.
3. Leases
The Company has various lease arrangements for certain manufacturing and warehousing facilities, equipment rental, as well as administrative facilities. Lease expiration dates, including expected renewal options, range from April 2025 to November 2033. The discount rates used to calculate the present value of lease payment range from 1.3% to 6.6% as of June 30, 2024. Currently, all leases are classified as operating leases.
The following table presents the balances by lease type:

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Operating Leases
Right of use assets	Right of use assets	$16,086	$11,774
Lease liability, short-term	Accrued liabilities	$2,272	$2,021
Lease liability, long-term	Other long-term liabilities	$14,335	$10,201

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
Total undiscounted future lease payments are as follows:

(in thousands)
2024	$1,612
2025	3,100
2026	3,046
2027	3,136
2028	3,130
Thereafter	6,403

4.  Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Accounts receivable	$150,641	$138,431
Less: Allowance for credit losses	(1,492)	(323)
Total, net	$149,149	$138,108

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$435	$421	$323	$477
Provisions for (recoveries of) expected credit	1,062	(115)	1,174	(171)
losses, net of adjustments
Accounts receivable written off, net of recoveries	(5)	—	(5)	—
Balance, end of period	$1,492	$306	$1,492	$306

5.  Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.
The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$181,403	$211,259
Work in process	5,190	5,523
Finished goods	3,196	2,910
Total, gross	189,789	219,692
Less: Allowance for excess and obsolete inventories	(6,801)	(6,160)
Total, net	$182,988	$213,532

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$6,741	$4,748	$6,160	$4,527
Provision for (recoveries of) excess and	968	794	1,928	1,458
obsolete inventories
Inventories written off	(908)	(261)	(1,287)	(704)
Balance, end of period	$6,801	$5,281	$6,801	$5,281
6.  Intangible assets
Our intangible assets consist of the following:

	June 30, 2024	December 31, 2023
Definite-lived intangible assets	(in thousands)
Intellectual property	$12,450	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	14,285	3,323
Less: Accumulated amortization	(13,293)	(9,838)
Total, net	60,989	53,482

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$75,560	$68,053
Amortization expense recorded in selling, general and administrative expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Amortization expense	$1,749	$901	$3,455	$1,803

Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2024	$4,861
2025	6,259
2026	4,743
2027	4,743
2028	4,652
Thereafter	29,117
Total future amortization expense	54,375
Internal-use software projects not in service	6,614
Total	$60,989

7.  Supplemental Cash Flow Information

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Supplemental disclosures:	(in thousands)
Interest paid	$153	$1,506	$548	$2,627
Income taxes paid	$28,359	$33,471	$28,670	$33,643
Non-cash investing and financing activities:
Non-cash capital expenditures	$5,356	$1,205	$3,278	$1,571
Contingent shares issued (Note 15)	$—	$—	$6,364	$—

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
Changes in the warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Warranty accrual:	(in thousands)
Balance, beginning of period	$21,349	$16,209	$20,573	$15,682
Payments made	(3,037)	(2,435)	(5,659)	(4,316)
Warranty expense	3,320	3,126	6,718	5,534
Balance, end of period	$21,632	$16,900	$21,632	$16,900

9.  Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Warranty	$21,632	$20,573
Due to representatives	19,934	14,428
Payroll	11,425	18,829
Profit sharing	6,393	7,596
Workers' compensation	545	338
Medical self-insurance	1,940	1,460
Customer prepayments	1,856	2,621
Donations, short-term	1,153	381
Accrued income taxes	—	1,170
Employee vacation time	11,042	10,315
Extended warranties, short-term	2,829	2,387
Lease liability, short-term	2,272	2,021
Property taxes	2,008	—
Other	2,470	3,389
Total	$85,499	$85,508
Other long-term liabilities were comprised of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Lease liability	$14,335	$10,201
Extended warranties	6,835	6,082
Donations and other	—	524
Total	$21,170	$16,807
10.  Revolving Credit Facility
On May 27, 2022, we amended our $100.0 million Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Revolver”), to provide for maximum borrowings of $200.0 million. As of June 30, 2024, and December 31, 2023 we had $85.9 million and $38.3 million outstanding under the Revolver, respectively. We have two standby letters of credit totaling $2.3 million as of June 30, 2024. Borrowings available under the Revolver at June 30, 2024 were $111.8 million. The Revolver expires on May 27, 2027. We have amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transactions (Note 16).
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.6% for both the three and six months ended June 30, 2024, respectively, as compared to 6.3% and 6.2% for the three and six months ended June 30, 2023, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and six months ended June 30, 2024 and 2023, respectively.
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

At June 30, 2024, we were in compliance with our covenants, as defined by the Revolver. Our financial covenants require that we meet certain parameters related to our leverage ratio. At June 30, 2024, our leverage ratio was 0.3 to 1.0, which meets the requirement of not being above 3 to 1.
11.  Income Taxes
The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Current	$13,998	$13,037	$22,530	$18,472
Deferred	781	(5,359)	41	(4,438)
Income tax provision	$14,779	$7,678	$22,571	$14,034
The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	4.8	4.6	5.0	4.4
Excess tax benefits related to share-based compensation (Note 12)	(3.4)	(3.8)	(5.8)	(6.0)
Return to provision	—	—	(0.1)	(0.1)
Non-deductible executive compensation	1.5	—	1.3	—
Research and development credits	(1.2)	(1.2)	(1.2)	(1.3)
Change in valuation allowance (Oklahoma Investment Credit)	—	(5.8)	—	(3.2)
Other	(0.6)	(0.4)	(0.4)	(0.3)
Effective tax rate	22.1%	14.4%	19.8%	14.5%
We have historically earned investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As part of our expansion projects in Oklahoma, we identified a separate, more advantageous Oklahoma credit program (not income tax related) which resulted in us discontinuing our accumulation of credits for Oklahoma’s manufacturing property investment program after the 2022 tax year. Because the Company will not generate additional excess credits after our 2022 tax year, we will be able to use our credit carryforwards against future taxable income and the related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the income tax provision for the three and six months ended June 30, 2023. As of June 30, 2024, we have investment tax credit carryforwards of approximately $1.1 million. These credits have estimated expirations from the year 2039 through 2043.
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 162(m), the tax deduction for covered executives of public companies is limited to $1.0 million per individual. Because of the increase in our stock price and timing of executive stock option exercises this resulted in an increase to the income tax provision of approximately $1.0 million and $1.5 million for the three and six months ended June 30, 2024, respectively.
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
The Company's estimated annual 2024 effective tax rate, excluding discrete events, is approximately 25.2%. We file income tax returns in the U.S., state and foreign income tax return jurisdictions. We are subject to U.S. income tax examinations for tax years 2020 to present, and to non-U.S. income tax examinations for the tax years 2019 to present. In addition, we are subject to state and local income tax examinations for the tax years 2019 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.
12. Share-Based Compensation
As discussed in Note 15, the Company declared a three-for-two stock split effective August 16, 2023. All share and per share information has been updated to reflect the effect of this stock split.
On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (“LTIP”) which provided 5.0 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units and performance awards. Under the LTIP, the exercise price of shares granted could not be less than 100% of the fair market value at the date of the grant.
On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan ("2016 Plan") which provides for approximately 13.4 million shares, comprised of 5.1 million new shares provided for under the 2016 Plan, approximately 0.6 million shares that were available for issuance under the previous LTIP that were then authorized for issuance under the 2016 Plan, approximately 3.9 million shares that were approved by the stockholders on May 15, 2018, and an additional 3.8 million shares that were approved by the stockholders on May 12, 2020.
On May 21, 2024, our stockholders adopted the 2024 Long-Term Incentive Plan ("2024 Plan") which provides for approximately 2.7 million new shares and approximately 3.7 million shares that were issued and outstanding under the 2016 Plan (as of May 21, 2024) that are now authorized for issuance under the 2024 Plan. The 3.7 million shares issued and outstanding under the 2016 Plan are only eligible for issuance under the 2024 Plan upon forfeiture, expiration, or cancellation.
Under the 2024 Plan and previously under the 2016 Plan (collectively, the "Plans"), shares can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalent rights, and other awards. Under the Plans, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant. The Plans are administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as is designated by the Board of Directors (the “Committee”). Membership on the Committee is limited to independent directors. The Committee may delegate certain duties to one or more officers of the Company as provided in the Plans. The Committee determines the persons to whom awards are to be made, determines the type, size and terms of awards, interprets the Plans, establishes and revises rules and regulations relating to the Plans and makes any other determinations that it believes necessary for the administration of the Plans.
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2024 and 2023, using a Black Scholes-Merton Model:

	Six months ended
	June 30, 2024	June 30, 2023
Directors and SLT[1]:
Expected (annual) dividend rate	$0.32	$0.32
Expected volatility	37.90%	37.89%
Risk-free interest rate	4.14%	4.39%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.32	$0.32
Expected volatility	33.51%	38.52%
Risk-free interest rate	4.28%	4.40%
Expected life (in years)	3.0	3.0
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

 The following is a summary of stock options vested and exercisable as of June 30, 2024:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$13.95	-	$27.58	1,447,345	3.86	$24.89	$90,236
$28.28	-	$37.07	653,631	6.25	31.56	36,404
$37.09	-	$94.48	350,308	7.21	51.11	12,658
		Total	2,451,284	4.98	$30.42	$139,298
 A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	3,619,585	$33.09
Granted	405,124	79.56
Exercised	(476,686)	33.18
Forfeited or Expired	(26,288)	56.65
Outstanding at June 30, 2024	3,521,735	$38.25
Exercisable at June 30, 2024	2,451,284	$30.42
The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2024, is $12.8 million and is expected to be recognized over a weighted average period of approximately 2.1 years.
The total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023, was $23.8 million and $25.3 million, respectively. The cash received from options exercised during the six months ended June 30, 2024 and 2023, was $15.8 million and $23.2 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At June 30, 2024, unrecognized compensation cost related to unvested restricted stock awards was approximately $7.2 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	187,084	$44.07
Granted	64,368	78.13
Vested	(93,572)	40.63
Forfeited	(2,704)	56.01
Unvested at June 30, 2024	155,176	$60.07

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
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of June 30, 2024, is $7.4 million and is expected to be recognized over a weighted average period of approximately 1.8 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the six months ended June 30, 2024 and 2023, using a Monte Carlo Model:

	Six months ended
	June 30, 2024	June 30, 2023

Expected (annual) dividend rate	$0.32	$0.32
Expected volatility	33.99%	32.71%
Risk-free interest rate	4.31%	4.66%
Expected life (in years)	2.8	2.8
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.
A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	152,112	$54.88
Granted	47,599	106.24
Additional target payout[1]	2,059	58.53
Vested	(21,919)	58.53
Forfeited	(2,362)	58.53
Unvested at June 30, 2024[2]	177,489	$68.20
[1] The additional number of PSUs earned based on a 110% achievement at December 31, 2023 for awards vesting in 2024.
[2] Consists of 71,760 PSUs cliff vesting December 31, 2024, 58,130 PSUs cliff vesting December 31, 2025, and 47,599 PSUs cliff vesting December 31, 2026.
Key Employee Awards
As part of the December 2021 acquisition of BASX, the Company granted awards to key employees of BASX ("Key Employee Awards"). Unlike our restricted stock awards under the 2016 Plan, the Key Employee Awards are not considered legally outstanding and do not accrue dividends during the vesting period. The issuance of the Key Employee Awards was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ending 2021, 2022 and 2023 as defined by the BASX acquisition membership interest purchase agreement ("MIPA Agreement") and continued employment with the Company. At the end of the earn-out period, ending December 31, 2023, each eligible Key Employee Award vested and was converted into common stock. The fair value of Key Employee Awards is based on the fair market value of AAON common stock on the grant date. All pre-tax compensation cost has been recognized as of December 31, 2023, and all awards vested in March 2024.

A summary of the unvested Key Employee Awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	39,899	$53.45
Granted	—	—
Vested	(39,899)	53.45
Forfeited	—	—
Unvested at June 30, 2024	—	$—

Share-Based Compensation
A summary of share-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Grant date fair value of awards during the period:	(in thousands)
Options	$412	$445	$9,120	$5,118
PSUs	96	1,666	5,057	4,907
Restricted stock	837	1,244	5,029	4,150
Total	$1,345	$3,355	$19,206	$14,175

Share-based compensation expense:
Options	$2,046	$2,311	$4,253	$4,376
PSUs	1,227	716	1,851	1,083
Restricted stock	1,221	1,024	2,347	1,850
Key Employee Awards	—	253	—	514
Total	$4,494	$4,304	$8,451	$7,823

Income tax benefit (deficiency) related to share-based compensation:
Options	$2,081	$1,840	$5,228	$5,161
PSUs	—	—	169	—
Restricted stock	163	199	971	664
Key Employee Awards	—	—	282	—
Total	$2,244	$2,039	$6,650	$5,825
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
Historically, if the employee or director is retirement eligible (as defined by the applicable LTIP, 2016 Plan or 2024 Plan) or becomes retirement eligible during the service period of the related share-based compensation award, the service period (and compensation expense recognition) is the lesser of 1) the grant date, if retirement eligible on grant date, or 2) the period between grant date and retirement eligible date. All stock options and restricted stock awards granted on or after March 1, 2020 to retirement eligible employees or directors contain a one-year employment requirement (minimum service period) or the entire award is forfeited. Forfeitures are accounted for as they occur.
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

13. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6% deferral rate and currently contributing employees deferral rates will be increased to 6% unless their current rate is at or above 6% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the six months ended June 30, 2024 and 2023.
The Company matches 175% up to 6% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$4,366	$3,408	$10,076	$8,667
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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Profit sharing bonus plan and employee incentive plan expense	$6,477	$5,952	$11,077	$10,818

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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Medical premium payments	$3,924	$4,132	$7,295	$6,800
Health saving account contributions	2,116	1,198	4,282	2,258
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
The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:	(in thousands, except share and per share data)
Net income	$52,228	$45,682	$91,244	$82,496
Denominator:
Basic weighted average shares[3]	81,791,792	81,439,691	81,339,153	81,263,523
Effect of dilutive shares related to stock based compensation[1,3]	1,994,430	2,029,890	2,093,715	2,002,200
Effect of dilutive shares related to contingent consideration[2,3]	—	—	94,849	212,775
Diluted weighted average shares[3]	83,786,222	83,469,581	83,527,717	83,478,498
Earnings per share:
Basic[3]	$0.64	$0.56	$1.12	$1.02
Dilutive[3]	$0.62	$0.55	$1.09	$0.99
Anti-dilutive shares:
Shares[3]	437,997	347,370	275,357	263,905
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 12)
[2] Dilutive shares related to contingent shares issued to the former owners of BASX (Note 15)
[3] Reflects three-for-two stock split effective August 16, 2023.

15. Stockholders’ Equity
Stock Repurchases
The Board authorizes the stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
Our authorized open market repurchase programs during the periods presented are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
November 3, 2022	$50 million[1]	February 27, 2024
February 27, 2024	$50 million[1]	June 4, 2024
June 4, 2024	$50 million[2]	June 14, 2024
[1] Repurchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
[2] Repurchases made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval and are repurchased at current market prices.
Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2024			June 30, 2023
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]	Shares[1]	Total $	$ per share[1]
Open market	1,353,564	$100,034	$73.90	—	$—	$—
Employees	42,573	3,493	82.05	19,624	1,162	59.21
Total	1,396,137	$103,527	$74.15	19,624	$1,162	$59.21
[1] Reflects three-for-two stock split effective August 16, 2023.
Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share[1]	Annualized Dividend per Share[1]
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
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
Authorized Shares Outstanding
An amendment to the Company's Articles of Incorporation to increase its total authorized common shares from 100,000,000 to 200,000,000 was approved by our stockholders on May 21, 2024 at the Company's Annual Meeting. On July 9, 2024, a Certificate of Amendment was filed with the Nevada Secretary of State to effectuate the increase in authorized shares.

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
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2024, except as noted below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. Payments made in satisfaction of the purchase commitment were approximately $3.0 million and $6.6 million the three and six months ended June 30, 2024, respectively, as compared to $2.7 million and $5.1 million for the three and six months ended June 30, 2023, respectively. Estimated minimum future payments are $5.3 million, $9.1 million, $10.5 million, and $11.2 million for 2024, 2025, 2026, and 2027, respectively. We had no other material contractual purchase obligations as of June 30, 2024.

18.  Related Parties
The following is a summary of transactions and balances with related parties:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Sales to affiliates	$1,625	$2,619	$3,821	$3,764
Payments to affiliates	505	390	1,120	782

			June 30, 2024	December 31, 2023
			(in thousands)
Due from affiliates			$380	$994
Due to affiliates			—	145
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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Sales			(in thousands)
AAON Oklahoma
External sales	$225,727	$218,214	$435,867	$420,216
Inter-segment sales	1,311	1,205	2,982	2,699
AAON Coil Products
External sales	31,373	30,081	55,620	63,493
Inter-segment sales	8,942	9,499	18,273	16,816
BASX
External sales	56,466	35,662	84,178	66,201
Inter-segment sales	220	1,130	222	1,500
Eliminations	(10,473)	(11,834)	(21,477)	(21,015)
Net sales	$313,566	$283,957	$575,665	$549,910

Gross Profit
AAON Oklahoma	$83,870	$75,379	$162,281	$137,229
AAON Coil Products	13,159	7,483	21,298	14,641
BASX	16,065	11,156	21,757	19,302
Gross profit	$113,094	$94,018	$205,336	$171,172

	June 30, 2024	December 31, 2023
Long-lived assets	(in thousands)
AAON Oklahoma	$255,382	$248,556
AAON Coil Products	103,524	83,169
BASX	70,414	49,996
Total long-lived assets	$429,320	$381,721

Intangible assets and goodwill
AAON Oklahoma	$19,592	$10,282
AAON Coil Products	—	—
BASX	137,860	139,663
Total intangible assets and goodwill	$157,452	$149,945

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
Overview
We are engaged in the engineering, manufacturing, and selling of premium heating, ventilation, and air conditioning equipment consisting primarily of semi-custom and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to a variety of vertical markets including retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, industrial, and other commercial markets. We sell our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $14.5 million of our total net sales for the six months ended June 30, 2024, and $20.3 million of our sales during the same period of 2023.
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
The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At June 30, 2024, the price (year to date average) for copper, galvanized steel, stainless steel and aluminum decreased 6.7%, 19.4%, 20.7%, and 3.3%, respectively, as compared to the price (year to date average) at June 30, 2023.

We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.
We occasionally increase the price of our products to help offset any inflationary headwinds. In 2022, we implemented a recurring 1% monthly price increase beginning June 1, 2022, and ending on April 1, 2023. We reinstated the recurring 1% monthly price increase on October 1, 2023, through February 1, 2024.
Backlog
The following table shows our historical backlog levels:

June 30, 2024	December 31, 2023	June 30, 2023
(in thousands)
$650,005	$510,028	$526,209
At June 30, 2024, we had a record backlog of $650.0 million, up sequentially for a third straight quarter. Compared to a year ago, backlog was up 23.5% from $526.2 million, driven by the BASX and AAON Coil Products segments. The increase in bookings for the quarter primarily related to solutions for the data center market.
Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net sales	$313,566	$283,957	$575,665	$549,910
Cost of sales	200,472	189,939	370,329	378,738
Gross profit	113,094	94,018	205,336	171,172
Selling, general and administrative expenses	45,895	39,272	91,183	72,214
Loss (gain) on disposal of assets	—	6	(16)	12
Income from operations	$67,199	$54,740	$114,169	$98,946
The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:
•Net sales for the three and six months ended June 30, 2024, increased 10.4% and 4.7%, respectively, compared to the same period in 2023.
•Our gross profit margin for three and six months ended June 30, 2024, increased 300 and 460 basis points, respectively, from the three and six months ended June 30, 2023, due to price increases, product mix for operational efficiencies, lower material costs, and better overhead absorption.
•We completed the repurchase of 1.4 million shares for $103.5 million during the six months ended June 30, 2024.
•We continued construction on our expansion projects for our Longview and Redmond facilities to build out capacity for the growing data center markets.

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
Segment Operating Results for Three Months Ended June 30, 2024 and Three Months Ended June 30, 2023

	Three Months Ended
	June 30, 2024	Percent of Sales[1]	June 30, 2023	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$225,727	72.0%	$218,214	76.8%	$7,513	3.4%
AAON Coil Products	31,373	10.0%	30,081	10.6%	1,292	4.3%
BASX	56,466	18.0%	35,662	12.6%	20,804	58.3%
Net sales	$313,566		$283,957		$29,609	10.4%

Cost of Sales[2]
AAON Oklahoma	$141,857	62.8%	142,835	65.5%	$(978)	(0.7)%
AAON Coil Products	18,214	58.1%	22,598	75.1%	(4,384)	(19.4)%
BASX	40,401	71.5%	24,506	68.7%	15,895	64.9%
Cost of sales	$200,472	63.9%	$189,939	66.9%	$10,533	5.5%

Gross Profit[2]
AAON Oklahoma	$83,870	37.2%	$75,379	34.5%	$8,491	11.3%
AAON Coil Products	13,159	41.9%	7,483	24.9%	5,676	75.9%
BASX	16,065	28.5%	11,156	31.3%	4,909	44.0%
Gross profit	$113,094	36.1%	$94,018	33.1%	$19,076	20.3%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
For the three months ended June 30, 2024, total net sales increased $29.6 million or 10.4%, due to a increase in volumes of approximately 4.7% and price increases of approximately 5.7%. For the three months ended June 30, 2024, our BASX segment increased by 58.3% primarily related to data center cooling solutions.
Gross profit as a percent of sales increased to 36.1% for the three months ended June 30, 2024, as compared to 33.1% for the three months ended June 30, 2023. As noted above, realization of price increases has improved our margin profile along with the slowing of inflation for raw materials, especially in our AAON Oklahoma and AAON Coil Products segments, improving overall consolidated margin performance. BASX saw a decrease in gross profit improvement as a percent of sales due to expansion related disruptions within the quarter.
As shown in the table below, the cost of raw materials has started to come down but we still have seen inflation in our component parts that typically lag raw materials by six to 18 months. Additionally, in order to retain our existing employees, we have increased our starting wage rate considerably in recent years and continue to award periodic wage increases to our employees. These additional costs have been offset by the various price increases we have put in place in the past two years and increases in our production efficiency that has led to increased overhead absorption.

Raw Material Costs
Three-month average raw material cost per pound as of June 30:

	2024	2023	% Change

Copper	$5.28	$5.91	(10.7)%
Galvanized steel	$0.57	$0.64	(10.9)%
Stainless steel	$2.56	$3.34	(23.4)%
Aluminum	$2.40	$2.58	(7.0)%
Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	June 30, 2024	June 30, 2023
			2024	2023
	(in thousands)
Warranty	$3,320	$3,126	1.1%	1.1%
Profit sharing	6,477	5,952	2.1%	2.1%
Salaries & benefits	14,089	13,390	4.5%	4.7%
Stock compensation	2,841	2,476	0.9%	0.9%
Advertising	1,005	1,013	0.3%	0.4%
Depreciation & amortization	4,266	3,224	1.4%	1.1%
Insurance	2,037	1,198	0.6%	0.4%
Professional fees	1,241	876	0.4%	0.3%
Donations	755	429	0.2%	0.2%
Other	9,864	7,588	3.1%	2.7%
Total SG&A	$45,895	$39,272	14.6%	13.8%
Selling, general and administrative expenses increased $6.6 million for the three months ended June 30, 2024, from the prior year period. Depreciation and amortization has increased $1.0 million during the three months ended June 30, 2024, due to increased investments in back office technology and automation. Professional fees increased $0.4 million during the three months ended June 30, 2024, due to various professional, regulatory, and legal corporate requirements. Other expenses increased $2.3 million or 30.0% during the three months ended June 30, 2024, due to increased travel, bad debt and consulting expenses.
Income Taxes

	Three Months Ended		Effective Tax Rate
	June 30, 2024	June 30, 2023
			2024	2023
	(in thousands)
Income tax provision	$14,779	$7,678	22.1%	14.4%
The Company’s estimated annual 2024 effective tax rate, excluding discrete events, is expected to be approximately 25.2%.
The 14.4% overall effective tax rate for the three months ended June 30, 2023, was primarily due to the change in our valuation allowance from the discontinuation of our participation in the state of Oklahoma’s manufacturing property investment program. This change will allow the Company to utilize existing credit carryforwards in future tax years, eliminating the need for a valuation allowance against this deferred tax asset. The related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the estimated income tax provision for the three months ended June 30, 2023.

Segment Operating Results for Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023

	Six Months Ended
	June 30, 2024	Percent of Sales[1]	June 30, 2023	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$435,867	75.7%	$420,216	76.4%	$15,651	3.7%
AAON Coil Products	55,620	9.7%	63,493	11.5%	(7,873)	(12.4)%
BASX	84,178	14.6%	66,201	12.0%	17,977	27.2%
Net sales	$575,665		$549,910		$25,755	4.7%

Cost of Sales[2]
AAON Oklahoma	$273,586	62.8%	282,987	67.3%	$(9,401)	(3.3)%
AAON Coil Products	34,322	61.7%	48,852	76.9%	(14,530)	(29.7)%
BASX	62,421	74.2%	46,899	70.8%	15,522	33.1%
Cost of sales	$370,329	64.3%	$378,738	68.9%	$(8,409)	(2.2)%

Gross Profit[2]
AAON Oklahoma	$162,281	37.2%	$137,229	32.7%	$25,052	18.3%
AAON Coil Products	21,298	38.3%	14,641	23.1%	6,657	45.5%
BASX	21,757	25.8%	19,302	29.2%	2,455	12.7%
Gross profit	$205,336	35.7%	$171,172	31.1%	$34,164	20.0%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
For the six months ended June 30, 2024, total net sales increased $25.8 million or 4.7%, due primarily to increases in price. AAON Coil Products segment experienced some production timing delays in early 2024 which contributed to the overall decrease in sales. BASX continues to see increased demand for data cooling solutions, increasing their sales year-over-year.
Gross profit as a percent of sales increased to 35.7% for the six months ended June 30, 2024, as compared to 31.1% for the six months ended June 30, 2023. As noted above, realization of price increases has improved our margin profile along with the slowing of inflation for raw materials, especially in our AAON Oklahoma and AAON Coil Products segments, improving overall consolidated margin performance. Production timing delays at our BASX location during the first quarter of 2024 contributed to less overhead absorption and margin performance, which resulted in a period over period decline in gross margin for our BASX segment.
As shown in the table below, the cost of raw materials has started to come down but we still have seen inflation in our component parts that typically lag raw materials by six to 18 months. Additionally, in order to retain our existing employees, we have increased our starting wage rate considerably in recent years and continue to award periodic wage increases to our employees. These additional costs have been offset by the various price increases we have put in place in the past two years and increases in our production efficiency that has led to increased overhead absorption.
Raw Material Costs
Six-month average raw material cost per pound as of June 30:

	2024	2023	% Change

Copper	$5.43	$5.82	(6.7)%
Galvanized steel	$0.58	$0.72	(19.4)%
Stainless steel	$2.65	$3.34	(20.7)%
Aluminum	$2.36	$2.44	(3.3)%

Selling, General and Administrative Expenses

	Six Months Ended		Percent of Sales
	June 30, 2024	June 30, 2023
			2024	2023
	(in thousands)
Warranty	$6,718	$5,534	1.2%	1.0%
Profit sharing	11,077	10,818	1.9%	2.0%
Salaries & benefits	29,899	26,123	5.2%	4.8%
Stock compensation	5,085	4,349	0.9%	0.8%
Advertising	1,604	1,859	0.3%	0.3%
Depreciation & amortization	8,136	5,869	1.4%	1.1%
Insurance	4,008	2,431	0.7%	0.4%
Professional fees	5,861	1,981	1.0%	0.4%
Donations	925	554	0.2%	0.1%
Other	17,870	12,696	3.1%	2.3%
Total SG&A	$91,183	$72,214	15.8%	13.1%
Selling, general and administrative expenses increased $19.0 million for the six months ended June 30, 2024, from the prior year period. Salaries and benefits increased $3.8 million or 14.5%, which is primarily attributable to overall increased headcount as well as the the impact of employee pay increases and benefit improvements discussed above. Included in the benefit improvements was a one-time charge of $0.8 million related to integration of BASX benefits. Depreciation and amortization has increased $2.3 million due to investments in back office technology and automation. Professional fees increased $3.9 million during the six months ended June 30, 2024, due to various professional, regulatory, and legal corporate requirements. Other expenses increased $5.2 million or 40.8% during the six months ended June 30, 2024, due to increased travel, bad debts, the closing of our New Markets Tax Credit transaction and consulting expenses.
Income Taxes

	Six Months Ended		Effective Tax Rate
	June 30, 2024	June 30, 2023
			2024	2023
	(in thousands)
Income tax provision	$22,571	$14,034	19.8%	14.5%
The Company’s estimated annual 2024 effective tax rate, excluding discrete events, is expected to be approximately 25.2%.
The 14.5% overall effective tax rate for the six months ended June 30, 2023, was primarily due to the change in our valuation allowance from the discontinuation of our participation in the state of Oklahoma’s manufacturing property investment program. This change will allow the Company to utilize existing credit carryforwards in future tax years, eliminating the need for a valuation allowance against this deferred tax asset. The related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the estimated income tax provision for the six months ended June 30, 2023.
During the six months ended June 30, 2024, the Company recorded an excess tax benefit of $6.7 million as compared to $5.8 million during the same period in 2023. The excess tax benefit is related to the timing of stock option exercises as a result of our high stock price during the six months ended June 30, 2024 and 2023, respectively.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash decreased $0.3 million from December 31, 2023 to June 30, 2024. Our restricted cash increased $3.3 million from the closing of our recent New Markets Tax Credit related to our Longview, Texas expansion. We expect most funds will be released from this account by the end of 2024.

Revolving Line of Credit - Our revolving credit facility (as amended, "Revolver"), provides for maximum borrowings of $200.0 million. As of June 30, 2024 and December 31, 2023, we had $85.9 million and $38.3 million outstanding under the Revolver, respectively. We had two standby letters of credit totaling $2.3 million as of June 30, 2024. At June 30, 2024, we have $111.8 million of borrowings available under the Revolver. The Revolver expires May 27, 2027. We have amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transactions (Note 16).
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.6% for both the three and six months ended June 30, 2024, respectively, as compared to 6.3% and 6.2% for the three and six months ended June 30, 2023, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and six months ended June 30, 2024 and 2023.
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
At June 30, 2024, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At June 30, 2024, our leverage ratio was 0.3 to 1.0, which meets the requirement of not being above 3 to 1.
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
Stock Repurchases - The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
November 3, 2022	$50 million[1]	February 27, 2024
February 27, 2024	$50 million[1]	June 4, 2024
June 4, 2024	$50 million[2]	June 14, 2024
[1] Repurchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
[2] Repurchases made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval and are repurchased at current market prices.
Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2024			June 30, 2023
	(in thousands, except share and per share data)
Program	Shares[1]	Total $	$ per share[1]	Shares[1]	Total $	$ per share[1]
Open market	1,353,564	$100,034	$73.90	—	$—	$—
Employees	42,573	3,493	82.05	19,624	1,162	59.21
Total	1,396,137	$103,527	$74.15	19,624	$1,162	$59.21
[1] Reflects three-for-two stock split effective August 16, 2023.
Dividends - At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share[1]	Annualized Dividend per Share[1]
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
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

Statement of Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2024 and 2023. For additional details, see the consolidated financial statements.

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Operating Activities
Net Income	$91,244	$82,496
Income statement adjustments, net	38,359	25,996
Changes in assets and liabilities:
Accounts receivable	(12,210)	(26,782)
Income taxes	(6,139)	(15,171)
Inventories	29,903	(17,927)
Contract assets	(22,977)	(4,711)
Prepaid expenses and other long-term assets	(2,708)	(2,502)
Accounts payable	(1,804)	(14,874)
Contract liabilities	13,105	(1,162)
Extended warranties	1,195	1,526
Accrued liabilities & other long-term liabilities	(56)	33,051
Net cash provided by operating activities	127,912	59,940
Investing Activities
Capital expenditures	(65,381)	(60,629)
Software development expenditures	(10,058)	—
Other	42	132
Net cash used in investing activities	(75,397)	(60,497)
Financing Activities
Proceeds from financing obligations, net of issuance costs	4,186	6,061
Payment related to financing costs	(417)	(398)
Borrowings under revolving credit facility	272,526	279,961
Payments under revolving credit facility	(224,970)	(272,429)
Stock options exercised	15,821	23,244
Repurchase of stock	(100,034)	—
Employee taxes paid by withholding shares	(3,493)	(1,162)
Cash dividends paid to stockholders	(13,079)	(13,004)
Net cash (used in) provided by financing activities	$(49,460)	$22,273
Cash Flows Provided by Operating Activities
The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments.
Historically, the Company increased the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations, however, as inflationary and supply chain disruptions have decreased, the Company has been able to reduce inventory levels. Additionally, timing of our customer prepayment as well as increases in our employee bonuses pools and benefits (as a result of our positive operating results) increased our cash provided by accrued liabilities during the six months ended June 30, 2023.
Payment terms for BASX jobs typically require upfront cash to fund the job resulting in cash inflows related to our contract liabilities and cash inflows fluctuate due to job timing and scheduling.

Cash Flows Used in Investing Activities
The capital expenditures for the six months ended June 30, 2024, relate to our continued investment in our production capabilities. Purchases during the six months ended June 30, 2024, relate to additional infrastructure and machinery for both replacement and growth, additional production space in our Redmond, Oregon and Longview, Texas locations, additional equipment and production capacity in Parkville, Missouri, and additional land in Tulsa, Oklahoma for future growth. We have also made investments to purchase or develop software for internal use in anticipation of future Company growth. The capital expenditure program for 2024 is estimated to be approximately $125.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
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
During the six months ended June 30, 2024, we repurchased $100.0 million under our open market share repurchase programs. Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees. Stock options exercises decreased during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Commitments and Contractual Obligations
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2024, except as described below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. Payments made in satisfaction of the purchase commitment were approximately $3.0 million and $6.6 million the three and six months ended June 30, 2024, respectively, as compared to$2.7 million and $5.1 million for the three and six months ended June 30, 2023, respectively. Estimated minimum future payments are $5.3 million, $9.1 million, $10.5 million, and $11.2 million for 2024, 2025, 2026, and 2027, respectively. We had no other material contractual purchase obligations as of June 30, 2024.
Critical Accounting Policies
There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2024.
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
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of June 30, 2024, we had an outstanding balance of $85.9 million on our Revolver. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $0.9 million.

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
Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.
Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. For six months ended June 30, 2024, we have repurchased a total of approximately $1.4 million (at current market prices) under the various open market stock buyback programs for an aggregate price of $100.0 million, or an average price of $73.90 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval and are repurchased at current market prices. For six months ended June 30, 2024, we repurchased approximately 42.6 thousand shares (at current market prices) for an aggregate price of $3.5 million, or an average price of $82.05 per share.

Repurchases during the second quarter of 2024 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid Per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2024	2,652	$80.67	2,652	—
May 2024	540,409	74.73	540,409	—
June 2024	816,216	73.37	816,216	—
Total	1,359,277	$74.15	1,359,277	—
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
Under the MIPA Agreement, the issuance of shares to the former owners of BASX was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. In March 2024, we issued the remaining 0.24 million shares related to the earn-out milestone for the year ended 2023. As a result of the shares issued in March 2024, the tax basis exceeded the book basis for consideration paid resulting in a deferred tax asset and an increase to additional paid-in capital of $6.4 million, respectively, on our consolidated balance sheet. The deferred tax asset is expected to be amortized over 15 years. We previously issued 0.58 million shares in March 2023, related to the earn-out milestone for the year ended 2022. All shares have been issued as private placements exempt from registration with the SEC under Rule 506(b) and are included in common stock on the consolidated statements of stockholders' equity.
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

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Stephen E. Wakefield	November 23, 2022	Terminated May 17, 2023	95,788
Vice President

Stephen E. Wakefield	September 13, 2023	Terminated December 27, 2023	181,000
Vice President

Stephen E. Wakefield	March 14, 2024	Terminated July 12, 2024	29,946
Vice President
Item 6.  Exhibits.

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws of AAON, Inc. effective March 9, 2023[1]
4.16	Description of Securities
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023; (ii) our Consolidated Statements of Income for the six months ended June 30, 2024 and 2023; (iii) our Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2024 and 2023; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

[1] Incorporated herein by reference to the exhibit to our Form 8-K dated March 9, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: August 01, 2024	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: August 01, 2024	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer