Form 10-Q
period 2024-09-30
AAON, INC.
filed 2024-11-07
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
Yes ☐                      No ☑

As of November 5, 2024, registrant had outstanding a total of 81,279,625 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2024	December 31, 2023
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$15	$287
Restricted cash	6,650	8,736
Accounts receivable, net	143,806	138,108
Income tax receivable	1,125	—
Inventories, net	177,731	213,532
Contract assets	95,120	45,194
Prepaid expenses and other	3,389	3,097
Total current assets	427,836	408,954

Property, plant and equipment, net	427,652	369,947
Intangible assets, net and goodwill	158,838	149,945
Right of use assets	15,505	11,774
Other long-term assets	794	816
Total assets	$1,030,625	$941,436

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,199	$27,484
Accrued liabilities	96,243	85,508
Contract liabilities	16,391	13,757
Total current liabilities	139,833	126,749

Revolving credit facility, long-term	55,677	38,328
Deferred tax liabilities	1,658	12,134
Other long-term liabilities	20,527	16,807
New markets tax credit obligations[1]	16,074	12,194
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized[2], 81,246,902 and 81,508,381 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	325	326
Additional paid-in capital	59,398	122,063
Retained earnings	737,133	612,835
Total stockholders' equity	796,856	735,224
Total liabilities and stockholders' equity	$1,030,625	$941,436
[1] Held by variable interest entities (Note 17)
[2] Effective July 9, 2024, our authorized common shares increased from 100,000,000 to 200,000,000 (Note 16)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Net sales	$327,252	$311,970	$902,917	$861,880
Cost of sales	213,094	195,861	583,423	574,599
Gross profit	114,158	116,109	319,494	287,281
Selling, general and administrative expenses	48,637	51,470	139,820	123,684
Loss (gain) on disposal of assets	1	(25)	(15)	(13)
Income from operations	65,520	64,664	179,689	163,610
Interest expense, net	(1,091)	(1,266)	(1,697)	(3,959)
Other income, net	81	93	333	370
Income before taxes	64,510	63,491	178,325	160,021
Income tax provision	11,885	15,413	34,456	29,447
Net income	$52,625	$48,078	$143,869	$130,574
Earnings per share:
Basic	$0.65	$0.59	$1.77	$1.61
Diluted	$0.63	$0.58	$1.72	$1.57
Cash dividends declared per common share:	$0.08	$0.08	$0.24	$0.24
Weighted average shares outstanding:
Basic	81,089,476	81,418,800	81,448,413	81,140,473
Diluted	83,107,077	83,393,054	83,579,989	83,275,208
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)
	Nine Months Ended September 30, 2024
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balance at December 31, 2023	81,508	$326	$122,063	$612,835	$735,224
Net income	—	—	—	143,869	143,869
Stock options exercised and restricted	937	4	25,641	—	25,645
stock awards granted
Contingent shares issued (Note 16)	243	1	6,363	—	6,364
Share-based compensation	—	—	12,814	—	12,814
Stock repurchased and retired	(1,441)	(6)	(107,483)	—	(107,489)
Dividends	—	—	—	(19,571)	(19,571)
Balance at September 30, 2024	81,247	$325	$59,398	$737,133	$796,856

	Nine Months Ended September 30, 2023
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2022	80,138	$322	$98,735	$461,657	560,714
Net income	—	—	—	130,574	130,574
Stock options exercised and restricted	1,517	5	25,246	—	25,251
stock awards granted
Share-based compensation	—	—	12,102	—	12,102
Stock repurchased and retired	(423)	(2)	(26,209)	—	(26,211)
Dividends	—	—	—	(19,946)	(19,946)
Balance at September 30, 2023	81,232	$325	$109,874	$572,285	$682,484

	Three Months Ended September 30, 2024
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2024	80,951	$324	$49,174	$691,000	$740,498
Net income	—	—	—	52,625	52,625
Stock options exercised and restricted	342	1	9,823	—	9,824
stock awards granted
Share-based compensation	—	—	4,363	—	4,363
Stock repurchased and retired	(46)	—	(3,962)	—	(3,962)
Dividends	—	—	—	(6,492)	(6,492)
Balance at September 30, 2024	81,247	$325	$59,398	$737,133	$796,856

	Three Months Ended September 30, 2023
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2023	81,569	$326	$128,636	$531,149	$660,111
Net income	—	—	—	48,078	48,078
Stock options exercised and restricted	66	1	2,006	—	2,007
stock awards granted
Share-based compensation	—	—	4,279	—	4,279
Stock repurchased and retired	(403)	(2)	(25,047)	—	(25,049)
Dividends	—	—	—	(6,942)	(6,942)
Balance at September 30, 2023	81,232	$325	$109,874	$572,285	$682,484
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Operating Activities	(in thousands)
Net income	$143,869	$130,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,185	33,439
Amortization of debt issuance costs	111	57
Amortization of right of use assets	133	166
Provision for (recoveries of) credit losses on accounts receivable, net of adjustments	815	(92)
Provision for excess and obsolete inventories, net of write-offs	1,848	2,979
Share-based compensation	12,814	12,102
Gain on disposition of assets	(15)	(13)
Foreign currency transaction loss	10	—
Interest income on note receivable	(14)	(15)
Deferred income taxes	(4,112)	(3,917)
Changes in assets and liabilities:
Accounts receivable	(6,513)	(32,040)
Income taxes	(2,295)	(12,472)
Inventories	33,953	(18,547)
Contract assets	(49,926)	(10,155)
Prepaid expenses and other long-term assets	(304)	(896)
Accounts payable	1,733	(15,631)
Contract liabilities	2,634	(1,848)
Extended warranties	1,249	2,049
Accrued liabilities and other long-term liabilities	10,512	21,405
Net cash provided by operating activities	191,687	107,145
Investing Activities
Capital expenditures	(99,371)	(82,900)
Proceeds from sale of property, plant and equipment	21	129
Software development expenditures	(14,436)	—
Principal payments from note receivable	38	39
Net cash used in investing activities	(113,748)	(82,732)
Financing Activities
Proceeds from financing obligation, net of issuance costs	4,186	6,061
Payment related to financing costs	(417)	(398)
Borrowings under revolving credit facility	410,503	444,072
Payments under revolving credit facility	(393,154)	(436,656)
Stock options exercised	25,645	25,251
Repurchase of stock	(100,034)	(25,009)
Employee taxes paid by withholding shares	(7,455)	(1,202)
Cash dividends paid to stockholders	(19,571)	(19,946)
Net cash used in financing activities	(80,297)	(7,827)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,358)	16,586
Cash, cash equivalents and restricted cash, beginning of period	9,023	5,949
Cash, cash equivalents and restricted cash, end of period	$6,665	$22,535
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
Our financial statements consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of eight variable interest entities ("VIEs") (Note 17) that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.
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

Software Development Costs
We capitalize costs incurred to purchase or develop software for internal use. Internal-use software development costs are capitalized during the application development stage. These capitalized costs are reflected in intangible assets, net and goodwill on the consolidated balance sheets and are amortized over the estimated useful life of the software. The useful life of our internal-use software development costs is generally one to six years.
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

2.  Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 20) by major source, net of intercompany sales eliminations.

	Three Months Ended September 30, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$203,172	$—	$—	$203,172
Condensing units	—	16,548	—	16,548
Air handlers	—	15,829	414	16,243
Cleanroom systems	—	—	6,966	6,966
Data center cooling solutions	—	599	54,561	55,160
Water-source heat pumps	—	1,403	—	1,403
Part sales	20,113	1	984	21,098
Other[1]	5,602	852	208	6,662
	$228,887	$35,232	$63,133	$327,252

	Three Months Ended September 30, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$221,417	$—	$—	$221,417
Condensing units	—	7,636	—	7,636
Air handlers	—	9,862	7,558	17,420
Outdoor mechanical rooms	—	62	—	62
Cleanroom systems	—	—	5,355	5,355
Data center cooling solutions	—	3,284	25,726	29,010
Water-source heat pumps	—	3,898	—	3,898
Part sales	17,756	4	371	18,131
Other[1]	7,281	1,023	737	9,041
	$246,454	$25,769	$39,747	$311,970
[1] Other sales include freight, extended warranties and miscellaneous revenue.

	Nine Months Ended September 30, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$598,079	$—	$—	$598,079
Condensing units	—	43,814	—	43,814
Air handlers	—	38,303	4,972	43,275
Cleanroom systems	—	—	25,506	25,506
Data center cooling solutions	—	1,731	114,141	115,872
Water-source heat pumps	—	4,558	—	4,558
Part sales	53,404	7	2,168	55,579
Other[1]	13,271	2,439	524	16,234
	$664,754	$90,852	$147,311	$902,917

	Nine Months Ended September 30, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
Rooftop units	$597,508	$—	$—	$597,508
Condensing units	61	34,243	—	34,304
Air handlers	—	34,693	13,196	47,889
Outdoor mechanical rooms	208	274	—	482
Cleanroom systems	—	—	35,063	35,063
Data center cooling solutions	—	6,524	56,079	62,603
Water-source heat pumps	3,128	10,064	—	13,192
Part sales	47,623	5	862	48,490
Other[1]	18,142	3,459	748	22,349
	$666,670	$89,262	$105,948	$861,880
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

The Company recognizes revenue, presented net of sales tax, when it satisfies the performance obligation in its contracts. For certain manufactured equipment contracts and part sales, the primary performance obligation is delivery. We satisfy the performance obligation when the control is passed to the customer, generally at time of shipment. Final sales prices are fixed based on purchase orders.

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
Representatives and Third Party Products
We are responsible for billings and collections resulting from all sales transactions, including those initiated by our independent manufacturer representatives (“Representatives”). Representatives are national companies that are in the business of providing HVAC units and other related products and services to customers. The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order. These additional products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”). All are associated with the purchase of a HVAC unit but may be provided by the Representative or another third party. Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use a Company HVAC unit, will we receive notice of the order. We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. The Company is considered the principal for the equipment we design and manufacture and records that revenue. The Company has no control over the Third Party Products to the end customer and the Company is under no obligation related to the Third Party Products. Amounts related to Third Party Products are not recognized as revenue but are recorded as a liability and are included in accrued liabilities on the consolidated balance sheets.
The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $10.7 million and $20.1 million for the three months ended September 30, 2024 and 2023, respectively, and $31.7 million and $46.4 million for the nine months ended September 30, 2024 and 2023, respectively.
3. Leases
The Company has various lease arrangements for certain manufacturing and warehousing facilities, equipment rental, as well as administrative facilities. Lease expiration dates, including expected renewal options, range from April 2025 to November 2033. The discount rates used to calculate the present value of lease payment range from 1.3% to 6.6% as of September 30, 2024. Currently, all leases are classified as operating leases.
The following table presents the balances by lease type:

Operating Leases	Balance Sheet Classification	September 30, 2024	December 31, 2023
		(in thousands)
Right of use assets	Right of use assets	$15,505	$11,774
Lease liability, short-term	Accrued liabilities	2,298	2,021
Lease liability, long-term	Other long-term liabilities	13,788	10,201

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
Total undiscounted future lease payments are as follows:

(in thousands)
2024	$822
2025	3,126
2026	3,046
2027	3,136
2028	3,130
Thereafter	6,403

4.  Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Accounts receivable	$144,944	$138,431
Less: Allowance for credit losses	(1,138)	(323)
Total, net	$143,806	$138,108

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$1,492	$306	$323	$477
Provisions for (recoveries of) expected credit	(354)	79	820	(92)
losses, net of adjustments
Accounts receivable written off, net of recoveries	—	—	(5)	—
Balance, end of period	$1,138	$385	$1,138	$385

5.  Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.
The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$179,368	$211,259
Work in process	5,692	5,523
Finished goods	679	2,910
Total, gross	185,739	219,692
Less: Allowance for excess and obsolete inventories	(8,008)	(6,160)
Total, net	$177,731	$213,532

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$6,801	$5,281	$6,160	$4,527
Provision for excess and obsolete inventories	2,075	1,521	4,003	2,979
Inventories written off	(868)	(2,014)	(2,155)	(2,718)
Balance, end of period	$8,008	$4,788	$8,008	$4,788

6. Property, Plant and Equipment
Our property, plant and equipment consist of the following:

	September 30, 2024	December 31, 2023
Property, plant and equipment:	(in thousands)
Land	$15,918	$15,438
Buildings	257,253	205,841
Machinery and equipment	409,160	391,366
Furniture and fixtures	43,786	40,787
Total property, plant and equipment	726,117	653,432
Less: Accumulated depreciation	298,465	283,485
Property, plant and equipment, net	$427,652	$369,947

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Depreciation expense	$14,636	$11,301	$39,104	$30,734

7.  Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	September 30, 2024	December 31, 2023
Definite-lived intangible assets	(in thousands)
Intellectual property	$12,450	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	18,297	3,323
Less: Accumulated amortization	(15,919)	(9,838)
Total, net	62,375	53,482

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$76,946	$68,053
Amortization expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Amortization expense	$2,626	$902	$6,081	$2,705
Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2024	$2,627
2025	6,395
2026	4,780
2027	4,763
2028	4,655
Thereafter	29,120
Total future amortization expense	52,340
Internal-use software projects not in service	10,035
Total	$62,375
Goodwill
The changes in the carrying amount of goodwill were as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Balance, beginning of period	$81,892	$81,892
Additions (decreases) during the period	—	—
Balance, end of period	$81,892	$81,892

8.  Supplemental Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Supplemental disclosures:	(in thousands)
Interest paid	$1,128	$1,187	$1,676	$3,814
Income taxes paid	$12,194	$12,081	$40,864	$45,724
Non-cash investing and financing activities:
Non-cash capital expenditures	$(5,296)	$(1,536)	$(2,018)	$35
Contingent shares issued (Note 16)	$—	$—	$6,364	$—
9.  Warranties
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
Changes in the warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Warranty accrual:	(in thousands)
Balance, beginning of period	$21,632	$16,900	$20,573	$15,682
Payments made	(3,672)	(3,337)	(9,331)	(7,653)
Warranty expense	4,670	4,248	11,388	9,782
Balance, end of period	$22,630	$17,811	$22,630	$17,811

10.  Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Warranty	$22,630	$20,573
Due to representatives	21,171	14,428
Payroll	18,722	18,829
Profit sharing	6,242	7,596
Workers' compensation	630	338
Medical self-insurance	2,420	1,460
Customer prepayments	1,969	2,621
Donations, short-term	635	381
Accrued income taxes	—	1,170
Employee vacation time	11,154	10,315
Extended warranties, short-term	2,979	2,387
Lease liability, short-term	2,298	2,021
Property taxes	3,014	—
Other	2,379	3,389
Total	$96,243	$85,508
Other long-term liabilities were comprised of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Lease liability	$13,788	$10,201
Extended warranties	6,739	6,082
Donations and other	—	524
Total	$20,527	$16,807
11.  Revolving Credit Facility
On May 27, 2022, we amended our $100.0 million Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Revolver”), to provide for maximum borrowings of $200.0 million. As of September 30, 2024, and December 31, 2023 we had $55.7 million and $38.3 million outstanding under the Revolver, respectively. We have one standby letter of credit totaling $0.3 million as of September 30, 2024, and two standby letters of credit totaling $2.3 million as of December 31, 2023. Borrowings available under the Revolver at September 30, 2024 were $144.0 million. The Revolver expires on May 27, 2027. We have amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transactions (Note 17).
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.6% for both the three and nine months ended September 30, 2024 as compared to 6.5% and 6.3% for the three and nine months ended September 30, 2023, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.
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

At September 30, 2024, we were in compliance with our covenants, as defined by the Revolver. Our financial covenants require that we meet certain parameters related to our leverage ratio. At September 30, 2024, our leverage ratio was 0.19 to 1.0, which meets the requirement of not being above 3 to 1.
12.  Income Taxes
The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Current	$16,038	$14,892	$38,568	$33,364
Deferred	(4,153)	521	(4,112)	(3,917)
Income tax provision	$11,885	$15,413	$34,456	$29,447
The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.

The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	4.9	3.4	5.0	4.0
Excess tax benefits related to share-based compensation (Note 13)	(7.9)	(0.8)	(6.6)	(3.9)
Return to provision	(0.3)	0.9	(0.2)	0.3
Non-deductible executive compensation	1.9	—	1.5	—
Research and development credits	(1.1)	(0.2)	(1.2)	(0.9)
Change in valuation allowance (Oklahoma Investment Credit)	—	—	—	(2.0)
Other	(0.1)	—	(0.2)	(0.1)
Effective tax rate	18.4%	24.3%	19.3%	18.4%
We have historically earned investment tax credits from the state of Oklahoma’s manufacturing property investment program. We use the flow-through method to account for investment tax credits earned on eligible tangible asset expenditures. Under this method, the investment tax credits are recognized as a reduction to our Oklahoma income tax expense in the year they are used. As part of our expansion projects in Oklahoma, we identified a separate, more advantageous Oklahoma credit program (not income tax related) which resulted in us discontinuing our accumulation of credits for Oklahoma’s manufacturing property investment program after the 2022 tax year. Because the Company will not generate additional excess credits after our 2022 tax year, we will be able to use our credit carryforwards against future taxable income and the related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the income tax provision for the nine months ended September 30, 2023. As of September 30, 2024, we have investment tax credit carryforwards of approximately $0.6 million. These credits have estimated expirations from the year 2039 through 2043.
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 162(m), the tax deduction for covered executives of public companies is limited to $1.0 million per individual. Because of the increase in our stock price and timing of executive stock option exercises this resulted in an increase to the income tax provision of approximately $1.2 million and $2.6 million for the three and nine months ended September 30, 2024, respectively.
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
The Company's estimated annual 2024 effective tax rate, excluding discrete events, is approximately 24.9%. We file income tax returns in the U.S., state and foreign income tax return jurisdictions. We are subject to U.S. income tax examinations for tax years 2021 to present, and to non-U.S. income tax examinations for the tax years 2020 to present. In addition, we are subject to state and local income tax examinations for the tax years 2020 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.
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
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2024 and 2023, using a Black Scholes-Merton Model:

	Nine months ended
	September 30, 2024	September 30, 2023
Senior Leadership[1]:
Expected (annual) dividend rate	$0.32	$0.32
Expected volatility	37.90%	37.89%
Risk-free interest rate	4.14%	4.39%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.32	$0.32
Expected volatility	33.56%	38.30%
Risk-free interest rate	4.27%	4.41%
Expected life (in years)	3.0	3.0
[1] Senior Leadership consists of officers and key members of management.

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

 The following is a summary of stock options vested and exercisable as of September 30, 2024:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$13.95	-	$27.58	1,267,078	3.75	$25.27	$104,618
$28.28	-	$37.07	534,194	6.01	31.63	40,709
$37.09	-	$107.85	332,194	6.97	50.80	18,947
		Total	2,133,466	4.82	$30.84	$164,274
 A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	3,619,585	$33.09
Granted	414,016	79.77
Exercised	(820,177)	31.26
Forfeited or Expired	(44,816)	52.50
Outstanding at September 30, 2024	3,168,608	$39.34
Exercisable at September 30, 2024	2,133,466	$30.84
The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2024, is $10.8 million and is expected to be recognized over a weighted average period of approximately 2.0 years.
The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023, was $45.7 million and $27.6 million, respectively. The cash received from options exercised during the nine months ended September 30, 2024 and 2023, was $25.6 million and $25.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At September 30, 2024, unrecognized compensation cost related to unvested restricted stock awards was approximately $5.9 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	187,084	$44.07
Granted	65,187	78.26
Vested	(96,672)	40.87
Forfeited	(5,560)	56.41
Unvested at September 30, 2024	150,039	$60.53

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
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of September 30, 2024, is $6.0 million and is expected to be recognized over a weighted average period of approximately 1.7 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the nine months ended September 30, 2024 and 2023, using a Monte Carlo Model:

	Nine months ended
	September 30, 2024	September 30, 2023

Expected (annual) dividend rate	$0.32	$0.32
Expected volatility	33.99%	32.71%
Risk-free interest rate	4.31%	4.66%
Expected life (in years)	2.8	2.8
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.
A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	152,112	$54.88
Granted	47,965	106.24
Additional payout[1]	2,059	58.53
Vested	(21,919)	58.53
Forfeited	(5,957)	69.81
Unvested at September 30, 2024[2]	174,260	$68.09
[1] The additional number of PSUs earned based on a 110% achievement at December 31, 2023 for awards vesting in 2024.
[2] Consists of 70,852 PSUs cliff vesting December 31, 2024, 56,528 PSUs cliff vesting December 31, 2025, and 46,880 PSUs cliff vesting December 31, 2026.
Key Employee Awards
As part of the December 2021 acquisition of BASX, the Company granted 39,899 awards to key employees of BASX ("Key Employee Awards"). Unlike our restricted stock awards under the 2016 Plan, the Key Employee Awards are not considered legally outstanding and do not accrue dividends during the vesting period. The issuance of the Key Employee Awards was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ending 2021, 2022 and 2023 as defined by the BASX acquisition membership interest purchase agreement ("MIPA Agreement") and continued employment with the Company. At the end of the earn-out period, ending December 31, 2023, each eligible Key Employee Award vested and was converted into common stock. The fair value of Key Employee Awards is based on the fair market value of AAON common stock on the grant date. The weighted average grant date fair value of the key awards was $53.45. All pre-tax compensation cost has been recognized as of December 31, 2023, and all 39,899 awards vested in March 2024.

Share-Based Compensation
A summary of share-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Grant date fair value of awards during the period:	(in thousands)
Options	$222	$106	$9,342	$5,224
PSUs	39	—	5,096	4,907
Restricted stock	73	246	5,102	4,396
Total	$334	$352	$19,540	$14,527

Share-based compensation expense:
Options	$1,960	$2,228	$6,213	$6,604
PSUs	1,238	737	3,089	1,820
Restricted stock	1,165	1,053	3,512	2,903
Key Employee Awards	—	261	—	775
Total	$4,363	$4,279	$12,814	$12,102

Income tax benefit (deficiency) related to share-based compensation:
Options	$5,066	$478	$10,294	$5,639
PSUs	—	—	169	—
Restricted stock	32	16	1,003	680
Key Employee Awards	—	—	282	—
Total	$5,098	$494	$11,748	$6,319
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

14. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees deferral rates will be increased to 6.0% unless their current rate is at or above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the nine months ended September 30, 2024 and 2023.
The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$4,570	$4,497	$14,646	$13,164
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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Profit sharing bonus plan and employee incentive plan expense	$6,242	$6,954	$17,319	$17,772

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Medical premium payments	$5,314	$4,455	$12,609	$11,255
Health saving account contributions	2,568	1,460	6,850	3,718
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
The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:	(in thousands, except share and per share data)
Net income	$52,625	$48,078	$143,869	$130,574
Denominator:
Basic weighted average shares	81,089,476	81,418,800	81,448,413	81,140,473
Effect of dilutive shares related to stock based compensation[1]	2,017,601	1,974,254	2,068,574	1,993,664
Effect of dilutive shares related to contingent consideration[2]	—	—	63,002	141,071
Diluted weighted average shares	83,107,077	83,393,054	83,579,989	83,275,208
Earnings per share:
Basic	$0.65	$0.59	$1.77	$1.61
Dilutive	$0.63	$0.58	$1.72	$1.57
Anti-dilutive shares:
Shares	385,756	360,408	312,157	296,072
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 13)
[2] Dilutive shares related to contingent shares issued to the former owners of BASX (Note 16)

16. Stockholders’ Equity
Stock Repurchases
The Board authorizes the stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time at current market prices. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
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
The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 13) at current market prices.
Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2024			September 30, 2023
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	1,353,564	$100,034	$73.90	402,873	$25,009	$62.08
LTIP shares[1]	87,981	7,455	84.73	20,218	1,202	59.45
Total	1,441,545	$107,489	$74.57	423,091	$26,211	$61.95
[1] Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.
Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
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
In December 2021, we closed on the acquisition of BASX. Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1.6 million shares of the Company's common stock, par value $0.004 per share. The shares do not accrue dividends.
Under the MIPA Agreement, the issuance of shares to the former owners of BASX was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. In March 2024, we issued the remaining 0.2 million shares related to the earn-out milestone for the year ended 2023. As a result of the shares issued in March 2024, the tax basis exceeded the book basis for consideration paid resulting in a deferred tax asset and an increase to additional paid-in capital of $6.4 million, respectively, on our consolidated balance sheet. The deferred tax asset is expected to be amortized over fifteen years. We previously issued 0.6 million shares in March 2023, related to the earn-out milestone for the year ended 2022. All shares have been issued as private placements exempt from registration with the SEC under Rule 506(b) and are included in common stock on the consolidated statements of stockholders' equity.
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
This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2019 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2019 Investor's interest of $6.5 million is recorded in New markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.3 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
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

This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2023 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2023 Investor's interest of $5.7 million is recorded in New markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
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
This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2024 Investor's interest of $3.8 million is recorded in New markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
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
18. Commitments and Contingencies
Havtech Litigation
On January 24, 2022, one of the Company’s former independent sales representative firms, Havtech, LLC (and its affiliate, Havtech Parts Division, LLC, collectively “Plaintiffs”), filed a complaint (the “Complaint”) in the Circuit Court for Howard County, Maryland (Havtech, LLC, et al., v. AAON, Inc., et al.). The Complaint challenged the Company’s termination of its business relationship with the Plaintiffs. The Company removed the action to the United States District Court for the District of Maryland (Northern Division) and moved to dismiss the Complaint. Plaintiffs’ First Amended Complaint (“First Amended Complaint”) was entered by the court on July 28, 2022. The First Amended Complaint asserts that the Company improperly terminated Plaintiffs and seeks damages alleged to be no less than $48.6 million, plus fees and costs. The Company filed its Answer to the First Amended Complaint on January 31, 2023.
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
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2024, except as noted below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. Payments made in satisfaction of the purchase commitment were approximately $3.1 million and $9.7 million the three and nine months ended September 30, 2024, respectively, as compared to $2.4 million and $7.5 million for the three and nine months ended September 30, 2023, respectively. Estimated minimum future payments are $2.2 million, $9.1 million, $10.5 million, and $11.2 million for 2024, 2025, 2026, and 2027, respectively. We had no other material contractual purchase obligations as of September 30, 2024.
In November 2024, the Company entered into a definitive agreement to purchase a new 787,000 square foot facility in Memphis, Tennessee, which will accommodate incremental demand from the data center market over the next several years, at the same time providing more geographic diversification across our manufacturing footprint. The purchase price for the facility is approximately $63.0 million.
19.  Related Parties
The following is a summary of transactions and balances with related parties:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Sales to affiliates	$2,214	$1,047	$6,035	$4,811
Payments to affiliates	368	90	1,488	872

			September 30, 2024	December 31, 2023
			(in thousands)
Due from affiliates			$534	$994
Due to affiliates			58	145
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
•The Company leases flight time of an aircraft partially owned by our President/COO and Vice President.

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Sales			(in thousands)
AAON Oklahoma
External sales	$228,887	$246,454	$664,754	$666,670
Inter-segment sales	1,238	768	4,220	3,467
AAON Coil Products
External sales	35,232	25,769	90,852	89,262
Inter-segment sales	12,292	11,871	30,565	28,687
BASX
External sales	63,133	39,747	147,311	105,948
Inter-segment sales	40	(74)	262	1,426
Eliminations	(13,570)	(12,565)	(35,047)	(33,580)
Net sales	$327,252	$311,970	$902,917	$861,880

Gross Profit
AAON Oklahoma	$84,119	$94,174	$246,400	$231,403
AAON Coil Products	12,421	8,307	33,719	22,948
BASX	17,618	13,628	39,375	32,930
Gross profit	$114,158	$116,109	$319,494	$287,281

	September 30, 2024	December 31, 2023
Long-lived assets[1]	(in thousands)
AAON Oklahoma	$252,732	$248,556
AAON Coil Products	112,358	83,169
BASX	78,067	49,996
Total long-lived assets	$443,157	$381,721
[1] Property, plant and equipment, net & right of use assets

Intangible assets, net and goodwill
AAON Oklahoma	$21,880	$10,282
AAON Coil Products	—	—
BASX	136,958	139,663
Total intangible assets, net and goodwill	$158,838	$149,945

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
Overview
We are engaged in the engineering, manufacturing, and selling of premium heating, ventilation, and air conditioning equipment consisting primarily of semi-custom and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to a variety of vertical markets including retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, industrial, and other commercial markets. We sell our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $24.6 million of our total net sales for the nine months ended September 30, 2024, and $29.3 million of our sales during the same period of 2023.
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
The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At September 30, 2024, the price (year to date average) for copper, galvanized steel, stainless steel and aluminum decreased 5.1%, 13.2%, 23.7%, and 1.6%, respectively, as compared to the price (year to date average) at September 30, 2023.

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
Backlog
The following table shows our historical backlog levels:

September 30, 2024	December 31, 2023	September 30, 2023
(in thousands)
$647,694	$510,028	$490,591

At September 30, 2024, we had a backlog of $647.7 million. Compared to a year ago, backlog was up 32.0% from $490.6 million, driven by the BASX and AAON Coil Products segments. At the end of the quarter, a majority of total backlog consisted of orders of data center equipment that will be delivered in 2025.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net sales	$327,252	$311,970	$902,917	$861,880
Cost of sales	213,094	195,861	583,423	574,599
Gross profit	114,158	116,109	319,494	287,281
Selling, general and administrative expenses	48,637	51,470	139,820	123,684
Loss (gain) on disposal of assets	1	(25)	(15)	(13)
Income from operations	$65,520	$64,664	$179,689	$163,610
The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:
•Net sales for the three and nine months ended September 30, 2024, increased 4.9% and 4.8%, respectively, compared to the same period in 2023 with increases in our data center solutions of 90.1% and 85.1% for the three and nine months ended September 30, 2024, respectively.
•Our cash flows from operations for the nine months ended September 30, 2024 were $191.7 million, up 78.9% compared to a year ago, giving us the flexibility to continue our investment in capital expenditures and software development of $113.8 million for this period.
•We completed the repurchase of 1.4 million shares for $107.5 million during the nine months ended September 30, 2024.

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
Segment Operating Results for Three Months Ended September 30, 2024 and Three Months Ended September 30, 2023

	Three Months Ended
	September 30, 2024	Percent of Sales[1]	September 30, 2023	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$228,887	69.9%	$246,454	79.0%	$(17,567)	(7.1)%
AAON Coil Products	35,232	10.8%	25,769	8.3%	9,463	36.7%
BASX	63,133	19.3%	39,747	12.7%	23,386	58.8%
Net sales	$327,252		$311,970		$15,282	4.9%

Cost of Sales[2]
AAON Oklahoma	$144,768	63.2%	152,280	61.8%	$(7,512)	(4.9)%
AAON Coil Products	22,811	64.7%	17,462	67.8%	5,349	30.6%
BASX	45,515	72.1%	26,119	65.7%	19,396	74.3%
Cost of sales	$213,094	65.1%	$195,861	62.8%	$17,233	8.8%

Gross Profit[2]
AAON Oklahoma	$84,119	36.8%	$94,174	38.2%	$(10,055)	(10.7)%
AAON Coil Products	12,421	35.3%	8,307	32.2%	4,114	49.5%
BASX	17,618	27.9%	13,628	34.3%	3,990	29.3%
Gross profit	$114,158	34.9%	$116,109	37.2%	$(1,951)	(1.7)%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
For the three months ended September 30, 2024, total net sales increased $15.3 million or 4.9%, due to an increase in volumes of approximately 2.8% and price increases of approximately 2.1%. For the three months ended September 30, 2024, our BASX segment increased by 58.8% primarily related to data center cooling solutions.
Gross profit as a percent of sales decreased to 34.9% for the three months ended September 30, 2024, as compared to 37.2% for the three months ended September 30, 2023. AAON Oklahoma's gross profit as a percent of sales decreased due to the lower volumes out of this segment that resulted in less overhead absorption. AAON Coil products benefited from a favorable product mix of units for the data center market that had significant repetition and resulted in high production efficiencies. BASX completed construction of its new weld shop expansion in Redmond during the quarter. The continued construction at this location requires outsourcing of some processes and materials that have lowered the BASX margin temporarily.
As shown in the table below, the cost of raw materials has decreased, or stayed relatively flat, but we continued to experience inflation in our component parts that typically lag raw materials by six to 18 months. Additionally, in order to retain our existing employees, we have increased our starting wage rate considerably in recent years and continue to award periodic wage increases to our employees. These additional costs have been offset by the various price increases we have put in place in the past two years and increases in our production efficiency that has led to increased overhead absorption.

Raw Material Costs
Three-month average raw material cost per pound as of September 30:

	2024	2023	% Change

Copper	$5.32	$5.45	(2.4)%
Galvanized steel	$0.60	$0.59	1.7%
Stainless steel	$2.33	$3.31	(29.6)%
Aluminum	$2.47	$2.45	0.8%
Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	September 30, 2024	September 30, 2023
			2024	2023
	(in thousands)
Warranty	$4,670	$4,248	1.4%	1.4%
Profit sharing	6,242	6,954	1.9%	2.2%
Salaries & benefits	14,974	13,106	4.6%	4.2%
Stock compensation	2,806	2,476	0.9%	0.8%
Advertising	1,012	646	0.3%	0.2%
Depreciation & amortization	5,835	3,943	1.8%	1.3%
Insurance	2,148	1,403	0.7%	0.4%
Professional fees	1,189	9,914	0.4%	3.2%
Donations	59	226	—%	0.1%
Other	9,702	8,554	3.0%	2.7%
Total SG&A	$48,637	$51,470	14.9%	16.5%
Selling, general and administrative expenses decreased $2.8 million for the three months ended September 30, 2024, from the prior year period. Depreciation and amortization increased $1.9 million during the three months ended September 30, 2024, due to increased investments in back office technology and automation. Professional fees decreased $8.7 million during the three months ended September 30, 2024, due to the 2023 litigation settlement (Note 18). Other expenses increased $1.1 million or 13.4% during the three months ended September 30, 2024, due to increased travel and consulting expenses.
Income Taxes

	Three Months Ended		Effective Tax Rate
	September 30, 2024	September 30, 2023
			2024	2023
	(in thousands)
Income tax provision	$11,885	$15,413	18.4%	24.3%
The Company’s estimated annual 2024 effective tax rate, excluding discrete events, is expected to be approximately 24.9%.
During the three months ended September 30, 2024, the Company recorded an excess tax benefit of $5.1 million as compared to $0.5 million during the same period in 2023. The excess tax benefit is related to the timing of stock option exercises as a result of our high stock price during the three months ended September 30, 2024 and 2023, respectively.

Segment Operating Results for Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023

	Nine Months Ended
	September 30, 2024	Percent of Sales[1]	September 30, 2023	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$664,754	73.6%	$666,670	77.4%	$(1,916)	(0.3)%
AAON Coil Products	90,852	10.1%	89,262	10.4%	1,590	1.8%
BASX	147,311	16.3%	105,948	12.3%	41,363	39.0%
Net sales	$902,917		$861,880		$41,037	4.8%

Cost of Sales[2]
AAON Oklahoma	$418,354	62.9%	435,267	65.3%	$(16,913)	(3.9)%
AAON Coil Products	57,133	62.9%	66,314	74.3%	(9,181)	(13.8)%
BASX	107,936	73.3%	73,018	68.9%	34,918	47.8%
Cost of sales	$583,423	64.6%	$574,599	66.7%	$8,824	1.5%

Gross Profit[2]
AAON Oklahoma	$246,400	37.1%	$231,403	34.7%	$14,997	6.5%
AAON Coil Products	33,719	37.1%	22,948	25.7%	10,771	46.9%
BASX	39,375	26.7%	32,930	31.1%	6,445	19.6%
Gross profit	$319,494	35.4%	$287,281	33.3%	$32,213	11.2%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment's net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
For the nine months ended September 30, 2024, total net sales increased $41.0 million or 4.8%, due primarily to increases in price. BASX continues to see increased demand for data cooling solutions, increasing their sales year-over-year 39.0%.
Gross profit as a percent of sales increased to 35.4% for the nine months ended September 30, 2024, as compared to 33.3% for the nine months ended September 30, 2023. As noted above, realization of price increases has improved our margin profile along with the slowing of inflation for raw materials, especially in our AAON Oklahoma and AAON Coil Products segments, improving overall consolidated margin performance. Production timing delays at our BASX location during the first quarter of 2024, as well as some expansion construction inefficiencies, and materials outsourcing, contributed to less overhead absorption and margin performance, which resulted in a period over period decline in gross margin for our BASX segment.
As shown in the table below, the cost of raw materials has started to come down but we continued to experience inflation in our component parts that typically lag raw materials by six to 18 months. Additionally, in order to retain our existing employees, we have increased our starting wage rate considerably in recent years and continue to award periodic wage increases to our employees. These additional costs have been offset by the various price increases we have put in place in the past two years and increases in our production efficiency that has led to increased overhead absorption.
Raw Material Costs
Nine-month average raw material cost per pound as of September 30:

	2024	2023	% Change

Copper	$5.39	$5.68	(5.1)%
Galvanized steel	$0.59	$0.68	(13.2)%
Stainless steel	$2.54	$3.33	(23.7)%
Aluminum	$2.40	$2.44	(1.6)%

Selling, General and Administrative Expenses

	Nine Months Ended		Percent of Sales
	September 30, 2024	September 30, 2023
			2024	2023
	(in thousands)
Warranty	$11,388	$9,782	1.3%	1.1%
Profit sharing	17,319	17,772	1.9%	2.1%
Salaries & benefits	44,873	39,229	5.0%	4.6%
Stock compensation	7,891	6,825	0.9%	0.8%
Advertising	2,616	2,505	0.3%	0.3%
Depreciation & amortization	13,971	9,812	1.5%	1.1%
Insurance	6,156	3,834	0.7%	0.4%
Professional fees	7,050	11,895	0.8%	1.4%
Donations	984	780	0.1%	0.1%
Other	27,572	21,250	3.1%	2.5%
Total SG&A	$139,820	$123,684	15.5%	14.4%
Selling, general and administrative expenses increased $16.1 million for the nine months ended September 30, 2024, from the prior year period. Depreciation and amortization has increased $4.2 million due to investments in back office technology and automation. Professional fees decreased $4.8 million during the nine months ended September 30, 2024, primarily due the 2023 litigation settlement (Note 18), offset by increases in various professional, regulatory, and legal corporate requirements. Other expenses increased $6.3 million or 29.8% during the nine months ended September 30, 2024, due to increased travel, bad debts, the closing of our New Markets Tax Credit transaction, and consulting expenses.
Income Taxes

	Nine Months Ended		Effective Tax Rate
	September 30, 2024	September 30, 2023
			2024	2023
	(in thousands)
Income tax provision	$34,456	$29,447	19.3%	18.4%
The Company’s estimated annual 2024 effective tax rate, excluding discrete events, is expected to be approximately 24.9%.
The 18.4% overall effective tax rate for the nine months ended September 30, 2023, was primarily due to the change in our valuation allowance from the discontinuation of our participation in the state of Oklahoma’s manufacturing property investment program. This change will allow the Company to utilize existing credit carryforwards in future tax years, eliminating the need for a valuation allowance against this deferred tax asset. The related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the estimated income tax provision for the nine months ended September 30, 2023.
During the nine months ended September 30, 2024, the Company recorded an excess tax benefit of $11.7 million as compared to $6.3 million during the same period in 2023. The excess tax benefit is related to the timing of stock option exercises as a result of our high stock price during the nine months ended September 30, 2024 and 2023, respectively.
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 162(m), the tax deduction for covered executives of public companies is limited to $1.0 million per individual. Because of the increase in our stock price and timing of executive stock option exercises this resulted in an increase to the income tax provision of approximately $2.6 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash decreased $0.3 million from December 31, 2023 to September 30, 2024. Our restricted cash decreased $2.1 million due to funding requirements related to our Longview, Texas expansion. Our restricted cash originates from the closing of our recent New Markets Tax Credit transaction related to our Longview, Texas expansion. We expect most funds will be released from this account by the end of 2024.
Revolving Line of Credit - Our revolving credit facility (as amended, "Revolver"), provides for maximum borrowings of $200.0 million. As of September 30, 2024 and December 31, 2023, we had $55.7 million and $38.3 million outstanding under the Revolver, respectively. We have one standby letter of credit totaling $0.3 million as of September 30, 2024 and two standby letters of credit totaling $2.3 million as of December 31, 2023. At September 30, 2024, we have $144.0 million of borrowings available under the Revolver. The Revolver expires May 27, 2027. We have amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transactions (Note 17).
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate ("SOFR") plus the applicable margin. Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company's leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company's leverage ratio. The weighted average interest rate on borrowings outstanding on the Revolver was 6.6% for both the three and nine months ended September 30, 2024, respectively, as compared to 6.5% and 6.3% for the three and nine months ended September 30, 2023, respectively. Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.
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
At September 30, 2024, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At September 30, 2024, our leverage ratio was 0.19 to 1.0, which meets the requirement of not being above 3 to 1.
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
The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 13) at current market prices.
Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2024			September 30, 2023
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	1,353,564	$100,034	$73.90	402,873	$25,009	$62.08
LTIP shares[1]	87,981	7,455	84.73	20,218	1,202	59.45
Total	1,441,545	$107,489	$74.57	423,091	$26,211	$61.95
[1] Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.

Dividends - At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32

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
Statement of Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2024 and 2023. For additional details, see the consolidated financial statements.

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Operating Activities
Net Income	$143,869	$130,574
Income statement adjustments, net	56,775	44,706
Changes in assets and liabilities:
Accounts receivable	(6,513)	(32,040)
Income taxes	(2,295)	(12,472)
Inventories	33,953	(18,547)
Contract assets	(49,926)	(10,155)
Prepaid expenses and other long-term assets	(304)	(896)
Accounts payable	1,733	(15,631)
Contract liabilities	2,634	(1,848)
Extended warranties	1,249	2,049
Accrued liabilities & other long-term liabilities	10,512	21,405
Net cash provided by operating activities	191,687	107,145
Investing Activities
Capital expenditures	(99,371)	(82,900)
Software development expenditures	(14,436)	—
Other	59	168
Net cash used in investing activities	(113,748)	(82,732)
Financing Activities
Proceeds from financing obligations, net of issuance costs	4,186	6,061
Payment related to financing costs	(417)	(398)
Borrowings under revolving credit facility	410,503	444,072
Payments under revolving credit facility	(393,154)	(436,656)
Stock options exercised	25,645	25,251
Repurchase of stock	(100,034)	(25,009)
Employee taxes paid by withholding shares	(7,455)	(1,202)
Cash dividends paid to stockholders	(19,571)	(19,946)
Net cash used in financing activities	$(80,297)	$(7,827)
Cash Flows Provided by Operating Activities
The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments.
Historically, the Company increased the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations; however, as inflationary and supply chain disruptions have decreased, the Company has been able to reduce overall inventory levels. Additionally, timing of our customer prepayment as well as increases in our employee bonuses pools and benefits (as a result of our positive operating results) increased our cash provided by accrued liabilities during the nine months ended September 30, 2023.
Payment terms for BASX jobs typically require upfront cash to fund the job resulting in cash inflows related to our contract liabilities and cash inflows fluctuate due to job timing and scheduling.
Cash Flows Used in Investing Activities
The capital expenditures for the nine months ended September 30, 2024, relate to our continued investment in our production capabilities. Purchases during the nine months ended September 30, 2024, relate to additional infrastructure and machinery for both replacement and growth, additional production space in our Redmond, Oregon and Longview, Texas locations, additional equipment and production capacity in Parkville, Missouri, and additional land in Tulsa, Oklahoma for future growth. We have also made investments to purchase or develop software for internal use in anticipation of future Company growth. The capital expenditure program for 2024 is estimated to be approximately $215.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
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
During the nine months ended September 30, 2024, we repurchased $100.0 million under our open market share repurchase programs. Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employee.
Commitments and Contractual Obligations
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2024, except as described below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. Payments made in satisfaction of the purchase commitment were approximately $3.1 million and $9.7 million the three and nine months ended September 30, 2024, respectively, as compared to $2.4 million and $7.5 million for the three and nine months ended September 30, 2023, respectively. Estimated minimum future payments are $2.2 million, $9.1 million, $10.5 million, and $11.2 million for 2024, 2025, 2026, and 2027, respectively. We had no other material contractual purchase obligations as of September 30, 2024.
In November 2024, the Company entered into a definitive agreement to purchase a new 787,000 square foot facility in Memphis, Tennessee, which will accommodate incremental demand from the data center market over the next several years, at the same time providing more geographic diversification across our manufacturing footprint. The purchase price for the facility is approximately $63.0 million.
Critical Accounting Policies
There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2024.
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
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of September 30, 2024, we had an outstanding balance of $55.7 million on our Revolver. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $0.6 million.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 18 of the Notes to the Consolidated Financial Statements.
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
Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.
Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. For nine months ended September 30, 2024, we have repurchased a total of approximately 1.4 million shares (at current market prices) under the various open market stock buyback programs for an aggregate price of $100.0 million, or an average price of $73.90 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.

The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions and/or stock repurchased to cover the strike price of stock options. For nine months ended September 30, 2024, we repurchased approximately 88.0 thousand shares (at current market prices) for an aggregate price of $7.5 million, or an average price of $84.73 per share.

Repurchases during the third quarter of 2024 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2024	327	$87.29	327	—
August 2024	43,242	86.78	43,242	—
September 2024	1,839	98.37	1,839	—
Total	45,408	$87.25	45,408	—
Contingent Shares Issued in BASX Acquisition
In December 2021, we closed on the acquisition of BASX. Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which is payable in approximately 1.6 million shares of the Company's common stock, par value $0.004 per share. The shares do not accrue dividends.
Under the MIPA Agreement, the issuance of shares to the former owners of BASX was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. In March 2024, we issued the remaining 0.2 million shares related to the earn-out milestone for the year ended 2023. As a result of the shares issued in March 2024, the tax basis exceeded the book basis for consideration paid resulting in a deferred tax asset and an increase to additional paid-in capital of $6.4 million, respectively, on our consolidated balance sheet. The deferred tax asset is expected to be amortized over 15 years. We previously issued 0.6 million shares in March 2023, related to the earn-out milestone for the year ended 2022. All shares have been issued as private placements exempt from registration with the SEC under Rule 506(b) and are included in common stock on the consolidated statements of stockholders' equity.
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

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Stephen E. Wakefield	November 23, 2022	Terminated May 17, 2023	95,788
Vice President

Stephen E. Wakefield	September 13, 2023	Terminated December 27, 2023	181,000
Vice President

Stephen E. Wakefield	March 14, 2024	Terminated July 12, 2024	29,946
Vice President
Item 6.  Exhibits.

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation[1]
3.2	Amended and Restated Bylaws of AAON, Inc. effective March 9, 2023[2]
4.16	Description of Securities
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023; (ii) our Consolidated Statements of Income for the nine months ended September 30, 2024 and 2023; (iii) our Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2024 and 2023; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

[1] Incorporated herein by reference to the exhibit to our Form 10-Q dated June 30, 2024.
[2] Incorporated herein by reference to the exhibit to our Form 8-K dated March 9, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: November 07, 2024	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: November 07, 2024	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer