Form 10-K
period 2024-12-31
AAON, INC.
filed 2025-02-27
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
 ☐  Yes        ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June 30, 2024 was $5,801.1 million based upon the closing price reported for such date on the Nasdaq Global Select Market.

As of February 24, 2025, registrant had an outstanding total of 81,597,289 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders to be held May 13, 2025, incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Forward-Looking Statements
This Annual Report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings, presentations or otherwise) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “confident,” “outlook,” “project,” “should,” “will,” and variations of such words and other words of similar meaning or similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Important factors that could cause results to differ materially from those in the forward-looking statements include, among others:
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

PART I
Item 1.  Business.
Overview
AAON, Inc., a Nevada corporation, (“AAON Nevada”) was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation (“AAON Oklahoma”), AAON Coil Products, Inc., a Texas corporation (“AAON Coil Products”), and BASX, Inc., an Oregon corporation (“BASX”). Unless the context otherwise requires, references in this Annual Report to “AAON”, the “Company”, “we”, “us”, “our”, or “ours” refer to AAON Nevada and our subsidiaries.
AAON is a leader in heating, ventilation, and air conditioning (“HVAC”) solutions for commercial and industrial indoor environments. The Company’s unique approach to designing and manufacturing highly configurable equipment to meet exact needs creates a premier ownership experience with greater efficiency, performance, and long-term value. AAON is headquartered in Tulsa, Oklahoma, where its world-class innovation center and testing capabilities enable continuous advancement toward a cleaner and more sustainable future.
Business Segments
The Company conducts its business through three business segments: AAON Oklahoma, AAON Coil Products, and BASX.
AAON Oklahoma: AAON Oklahoma engineers, manufactures and sells semi-custom and custom HVAC systems, designs and manufactures controls solutions, and sells aftermarket parts to customers through retail part stores and online. AAON Oklahoma includes the operations of our Tulsa, Oklahoma, Memphis, Tennessee and Parkville, Missouri manufacturing facilities, two retail locations, and the Norman Asbjornson Innovation Center (“NAIC”) research and development laboratory accredited by the Air Movement and Control Association International, Inc. (“AMCA”).
With the NAIC, a world-class research and development (“R&D”) laboratory in Tulsa, Oklahoma, our products are continuously tested under a variety of extreme environmental conditions to ensure they deliver the ultimate performance, efficiency, and value.
Also located in Tulsa, Oklahoma, our cutting-edge Exploration Center showcases the engineering, design attributes, and premium build quality of our equipment side-by-side the market alternatives.
AAON Coil Products: AAON Coil Products engineers and manufactures a selection of our semi-custom, and custom HVAC systems as well as a variety of heating and cooling coils to be used in HVAC systems, mostly for the benefit of AAON Oklahoma, AAON Coil Products, and BASX. AAON Coil Products consists of operations at our Longview, Texas manufacturing facilities. BASX branded products are also manufactured in Longview.
BASX: BASX engineers, manufactures, and sells an array of custom, high-performance cooling solutions for the rapidly growing hyperscale data center market, ventilation solutions for cleanroom environments in the bio-pharmaceutical, semiconductor, medical and agriculture markets, and highly custom, air handlers and modular solutions for a vast array of markets. BASX consists of operations at our Redmond, Oregon manufacturing facilities.
For more information on our business segments’ financial position and results of operations, refer to Note 23, “Segments,” of the Notes to Consolidated Financial Statements.
Business and Marketing Strategy
Our products serve the commercial, industrial, data center, and cleanroom markets within the HVAC equipment industry. Our strategy involves mass semi-customization leveraging flexible computer-aided manufacturing systems to produce highly configurable equipment. We differentiate from other HVAC manufacturers by combining the low unit costs of mass production processes with the flexibility of individual customization.
Through a collaborative effort with our network of independent sales representatives, we engineer and manufacture products and systems that best serve the buyer’s unique needs and applications.
Our go-to-market strategy is centered around customers and markets that demand HVAC equipment with extraordinary performance and durability, greater energy efficiency, and best overall value. We manufacture equipment with more configurability than other “standard” offerings found in the HVAC equipment industry and we do not manufacture equipment that has not been pre-specified by our customers.

Since day one, AAON has been dedicated to manufacturing and product leadership with innovation through R&D with a specific emphasis on energy performance, durability, efficiency, and indoor air quality.
As a result of our strategy to engineer and manufacture innovative HVAC products of the highest performance, efficiency, and value, we are naturally committed to meeting regulatory and certification standards of the relevant standard setting bodies, including the Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”); the American National Standards Institute (“ANSI”); American Society of Heating, Refrigeration and Air-Conditioning Engineers (“ASHRAE”); the Air Movement and Control Association (“AMCA”) and the International Organization for Standardization (“ISO”).
To date, our sales have been primarily derived from the domestic market. Foreign sales accounted for approximately $30.1 million, $39.9 million, and $27.6 million of our net sales in 2024, 2023, and 2022, respectively. As a percentage of net sales, foreign sales accounted for approximately 2.5%, 3.4%, and 3.1% of our net sales in each of those years, respectively.
Products - AAON Brand
AAON branded products are manufactured for, and installed on or beside, commercial and industrial buildings of all sizes.
The total addressable market for AAON branded products is determined primarily by the number of new commercial and industrial building projects and the replacement demand from existing commercial and industrial buildings.

The commercial and industrial new construction markets are subject to cyclical fluctuations in that they generally lag behind the housing market. The housing market, in turn, is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, the state of the economy and other macroeconomic factors. When new construction is down, we emphasize the replacement market. The ratio of sales for new construction versus replacement is related to various factors. Generally, the cyclical nature of the new construction market impacts this ratio the most over an economic cycle.

Our flagship products consist of a single-unit system that generates heating and cooling in a self-contained cabinet, referred to in the industry as “unitary product.” The majority of our unitary products are installed on the rooftop of commercial and industrial buildings and structures. These are known in the industry as "rooftop units," or (“RTUs”).

Other finished products include air-source heat pumps, air handling units, condensing units, makeup air units, energy recovery units, geothermal/water-source heat pumps, coils, and controls.

All AAON branded products are created by assembling a combination of sheet metal and tubing fabrication components and pre-manufactured/purchased components such as coils, compressors, fans, and control systems. All products undergo rigorous end-of-line testing and inspection prior to being shipped to customers.

We offer three groups of RTUs: the RQ Series, consisting of five cooling sizes ranging from two to five tons; the RN Series, offered in 26 cooling sizes ranging from six to 140 tons; and the RZ Series, which is offered in 15 cooling sizes ranging from 45 to 261 tons.

When configured as Air-Source Heat Pumps (“ASHP”), the RQ and RN Series (two to 50 tons), are capable of operating in ambient outside temperatures as low as zero degrees Fahrenheit.

This class of products, known as AAON Alpha Class™, is a critical, industry-leading solution that meets the increasing demand for commercial building decarbonization. Utilizing unrivaled engineering prowess and cutting-edge compressor technology, AAON Alpha Class™ provides energy-efficient heating and cooling throughout the year in virtually any climate.

In addition to our flagship packaged RTUs, we offer a variety of products to meet various market needs:

Our SA, SB, and M2 Series consist of indoor packaged, water-cooled or geothermal/water-source heat pump self-contained units with cooling capacities of three to 70 tons.

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

Our RN, RQ, M2, and SB Series geothermal/water-source heat pumps are AHRI certified in accordance with ANSI/AHRI/ASHRAE/ISO 13256.

Our unitary air conditioners and heat pumps (RQ and RN Series) are certified with AHRI and the US Department of Energy (“DOE”) to ANSI/AHRI 210/240 up to five tons capacity and ANSI/AHRI 340/360 from five to 63 tons capacity.

Performance characteristics of our products range in cooling capacity from two to 261 tons and in heating capacity from 24,000 to 4,500,000 British Thermal Units (“BTUs”).

Many of our products far exceed DOE minimum efficiency standards and are among the highest efficiency products currently available in the market.

A typical commercial building installation requires one ton of air conditioning for every 300-400 square feet or, for a 100,000 square foot building, 250 tons of air conditioning, which can involve multiple units.

Our packaged RTUs with two stage, digital, or variable speed compressors are optimized with high-efficiency evaporator and condenser coils and variable speed fans, leading to an AHRI Certified performance up to 18.0 Seasonal Energy Efficiency Ratio 2 (“SEER2”) and 22.8 integrated energy efficiency ratio (“IEER”). AAON H3/V3 Series energy recovery wheel air handling units provide energy-efficient 100% outside air ventilation by recovering energy that would otherwise be exhausted from a building.

In addition to the equipment we manufacture, we design and produce high-performance controls solutions that enhance our equipment’s unique features and capabilities. Our controls division provides factory-developed and tested control options for Variable Air Volume, Make-Up Air, Single Zone VAV, Constant Volume, and Zoning systems associated with our products and other HVAC-related equipment.

We offer several controls options: the Orion Controller, factory-installed customer provided controls, and terminal block for field-installed controls. Most of our controls are Underwriters Laboratories category ZPVI2 compliant and BACnet Testing Laboratories certified which ensures our products meet internationally recognized standards for safety, traceability, conformance, and production quality. Our economizer function is California Title 24 certified to minimize energy consumption. Our proven sequences of operation optimize the performance of our HVAC units.

Out of the box, our controls are user-friendly and configurable to provide a variety of HVAC unit application options, in addition, we are able to customize our controls to meet customers’ unique requirements.
Products - BASX Brand
As a full complement to our AAON branded products, our BASX branded products are highly customized to meet the expectations of even the most discerning customers.
Our data center cooling solutions are focused on providing highly configurable, purpose-built equipment with an emphasis on efficiency, performance, speed of deployment, and build-quality. High-performance air-cooled heat rejection solutions are provided with waterside economizers (with optional adiabatic assisted cooling) and are designed to integrate with high-density computing systems requiring direct to chip liquid cooling.

Additionally, our perimeter gallery thermal management solutions include direct evaporative coolers, fan coil walls, and computer room air handling (“CRAH”) units. White space solutions for a close-coupled IT load management approach include overhead fan coils and in-row coolers. Packaged solutions include coupled economizing chillers with integrated air handling and packaged direct expansion (“DX”) solutions with airside economizers.

Our cleanroom products are built to provide environmental control serving critical processes and high-fidelity control for precise industry requirements. Process cooling solutions include recirculation air handling units and make up air handling units, including the integration of piping systems and controls. Environmental control solutions include modular cleanroom environments, fan filter units, filtered ceiling grids with integral flush mount lighting, pressurized plenums with integral ceiling grids, and hospital surgical suites.

Our BASX branded custom air handling products are primarily used in commercial, industrial, healthcare, and institutional facilities employing chilled water cooling, packaged direct expansion, hydronic heating, indirect gas direct heat, humidification, dehumidification, filtration, and integrated controls. BASX manufactures plenum fans for integration into air handling units and replacement applications. BASX also offers integrated sound performance solutions.
Air Quality Products
ASHRAE, a professional association with a goal of advancing HVAC systems designs and construction, established an Epidemic Task Force in 2020 and determined several recommendations to mitigate the spread of the virus, including humidity control, air filtration, increased outdoor air ventilation, and air disinfection.
Humidity control - We continue to lead the market in developing energy-efficient humidity control with the use of variable capacity compressors and modulating hot gas reheat. Designing HVAC systems with superior humidity control allows building management to maintain ASHRAE’s recommended ambient relative humidity levels of 40%-60%, the ideal level to inactivate viruses in the air and on surfaces.
Air Filtration - Our standard design uses a backward curved fan wheel, which can accommodate higher airflow and static pressure required for the ASHRAE recommended MERV 13 filtration, the minimum filter level for virus mitigation, with very little reconfiguration. Prior to 2020, a vast majority of commercial buildings used filtration levels of MERV 4 to MERV 8, which has always been acceptable for filtering out typical particulates in the air stream.
Outdoor Air Ventilation - Our innovative use of energy recovery wheels and energy recovery plates combined with its superior humidity control design can help building management follow outdoor ventilation air recommendations while limiting an increase of energy usage and maintaining recommended humidity levels. AAON’s Delta Class™ products provide industry leading cooling, dehumidification, and heating options for high percentage outdoor air applications to promote better indoor air quality while minimizing energy consumption.
On October 31st, 2022, the DOE released its final ruling concerning direct expansion-dedicated outdoor air systems (“DX-DOAS”). These are systems that condition primarily fresh outside air streams to maintain space comfort and air quality.
On May 1, 2024, the DOE began regulating the efficiency of dedicated outdoor air units separately from other comfort cooling systems. AHRI will begin certifying the performance of DX-DOAS equipment in 2025. AAON perceives this as an advantage because our equipment is designed for higher energy efficiency and superior part load and dehumidification performance than competitors who focus on the initial sale price of their equipment or do not participate in the certification programs offered by AHRI.
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
Representatives
As of December 31, 2024, we employ a sales staff of 81 individuals and utilize approximately 55 independent manufacturer representatives’ organizations (“Representatives”) having 132 offices to market our products primarily in the United States and Canada. Sales are made directly to the contractor or end user, with shipments made from our Tulsa, Oklahoma, Longview, Texas, Parkville, Missouri, or Redmond, Oregon facilities to the job site. Shipments from our new Memphis, Tennessee plant are expected to start in early 2025.

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
We have a program focused on increasing service capabilities across our North America Representative network, to ensure we collectively support our customers across North America. We work closely with our Representatives to develop and support business plans, develop leadership capabilities, and provide technician training to our representatives and selected contractors. All of which creates a cohesive network of service organizations to better meet the operational and maintenance needs of our customer base.
Warranties
Our product warranty policy is the earlier of one year from the date of first use or 18 months from the date of shipment for parts only, including controls; 18 months for data center cooling solutions and cleanroom systems; five years for compressors; 15 years on aluminized steel gas-fired heat exchangers; 25 years on stainless steel heat exchangers; and ten years on gas-fired heat exchangers in our historical RL products. Our warranty policy for the RQ series covers parts for two years from the date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of installation.
The Company also sells extended warranties on parts for various lengths of time ranging from six months to ten years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.
Major Customers
For the years-ended December 31, 2024, 2023, and 2022, Texas AirSystems accounted for approximately 16.4%, 13.8%, and 12.4% of our sales, respectively. Through portfolio groups, Meriton has an ownership interest in Texas AirSystems and certain other of our sales representatives. The aggregate sales percentages through Meriton-affiliated groups that are in addition to Texas AirSystems’ sales for the years-ended December 31, 2024, 2023, and 2022 accounted for an additional 8.0%, 2.3%, and 1.4%, respectively.
Two other similar groups, Ambient and AIR Control Concepts, share common ownership of some of our other sales representatives through portfolio groups and for the year-ended December 31, 2024, aggregate sales through their portfolio groups accounted for approximately 14.9% and 9.2% of our sales, respectively. In 2023, aggregate sales for Ambient and AIR Control Concepts accounted for approximately 11.5% and 10.2% of our sales, respectively. Sales through the portfolio groups of either Ambient or AIR Control Concepts did not account for 10% or more of our sales for any years-ended prior to December 31, 2023. No other customers or portfolio groups accounted for more than 10% or more of our sales for the years ended December 31, 2024, and 2023, respectively.
Backlog
Our backlog as of February 1, 2025 was approximately $842.3 million. Management considers the orders that make up the backlog to be firm commitments with minimal risk of cancellation. This is consistent with historical trends as we rarely receive cancellations, even during recessionary times. Nonetheless, orders are subject to cancellation, in which case, cancellation charges apply up to the full price of the equipment. After an order is deemed firm and is entered into the backlog, lead times to fulfill orders for AAON branded products is generally around 10 - 12 weeks. Orders for BASX branded product, including orders built at AAON Coil Products’ Longview location, are typically placed months in advance of requested delivery to secure production for those projects. As a result, portions of the BASX branded product backlog do not turn over within typical lead times for AAON branded products.

Competition
Our AAON branded products primarily compete with Lennox (Lennox International, Inc.), Trane (Trane Technologies plc), York International (Johnson Controls International PLC), Carrier (Carrier Global Corporation), and Daikin (Daikin Industries). Our BASX branded products primarily compete with Vertiv (Vertiv Holdings Co.), STULZ (STULZ Air Technology Systems, Inc.), Munters, Silent Aire (Johnson Controls International PLC), Nortek (Nortek Air Solutions), Modine (Modine Manufacturing Co.) and Engineered Air.
All of our publicly traded competitors are substantially larger and have greater resources than we do. Our products compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, reliability, product line recognition, and acceptability of sales outlets. Historically, our premium equipment was sold at a higher average price compared to most of the competition. In the replacement market and other owner-controlled purchases, we have been successful at taking market share due to the total value proposition and lower cost of ownership our products provide to building owners over the life span of the equipment. In the new construction market where the contractor is the purchasing decision maker, we were often at a competitive disadvantage because of the emphasis placed on initial cost. However, due to operational efficiency improvements we made over the last several years, the cost of our semi-custom equipment is more comparable to the standard equipment market. As a result, the value proposition of our higher-quality equipment is now more attractive, making us more competitive in both the new construction and replacement markets.
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
Working Capital Practices
Working capital practices in the industry center on inventories and accounts receivable. Our management regularly reviews our working capital with a view of maintaining the lowest level consistent with requirements of anticipated levels of operation and expected supply chain restraints. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $200.0 million and had a $76.5 million outstanding balance at December 31, 2024. Borrowings available under the revolving credit facility at December 31, 2024, were $123.2 million. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.
Research and Development
Our products are engineered for performance, flexibility, and serviceability. This has become a critical factor in competing in the HVAC equipment industry. We must continually develop new and improved products in order to compete effectively and meet evolving regulatory standards in all of our major product lines.
R&D activities have involved the RQ, RN, and RZ (rooftop units), H3, SA, V3, and M2 (air handling units), CF (condensing units), and the SA and SB (self-contained units), as well as component evaluation and refinement, development of control systems and new product development.

Our NAIC research and development laboratory facility includes many unique capabilities, which, to our knowledge, exist nowhere else in the world. A few features of the NAIC include supply, return, and outside sound testing at actual load conditions, testing of up to a 300 ton air conditioning system, up to a 540 ton chiller system, and 80 million BTU/hr of gas heating test capacity. The NAIC carries accreditation from AMCA for standards AMCA 210 (aerodynamic performance rating) & AMCA 300 (reverberant room sound testing). Environmental application testing capabilities include -20 to 130°F testing conditions, up to eight inches per hour rain testing, up to two inches per hour snow testing, and up to 50 mph wind testing. We believe we have the largest sound-testing chamber in the world for testing heating and air conditioning equipment and are not aware of any similar labs that can conduct this testing while putting the equipment under full environmental load. The unique capabilities of the NAIC will enable us to lead the industry in the development of quiet, energy-efficient commercial and industrial heating and air conditioning equipment.
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
The NAIC was designed to test products well beyond the standard AHRI rating points and allows us to offer testing services on our equipment throughout our range of product application. This capability is vital for critical facilities where the units must perform properly and allows our customers to verify the performance of our units in advance, rather than after installation. These same capabilities have allowed AAON to develop low ambient air source heat pump products that are unique in being able to address the growing need for these type of units that address electrification initiatives and commitments.
The R&D activities at the BASX Redmond, Oregon facility is focused on developing and validating high-performance solutions paired to customers’ unique specifications. First-of-kind configuration of HVAC components that are both fabricated within the Company's facilities, as well as outsourced suppliers, are modeled, fabricated, and assembled based upon best engineering practices. Their performance is then validated through testing in a comprehensive simulation environment in conjunction with the customer to assure compliance expectations. This unique and synergistic collaboration is distinctive to the BASX solutions development approach and is a primary driver of customer value. Typical performance testing includes: airflow, consumed power, air-leakage rates, control integration, thermal cooling/heating, fluid flow rates, sound, vibration and recovery rates based on simulated failures.
Our Parkville, Missouri location features our new Electronics Prototyping Lab (“Lab”), which includes a fully functional SMD (“Surface Mount Device”) production line. This production line incorporates automated pick-and-place equipment capable of quickly and accurately placing devices as small as 0.1mm by 0.2mm, utilizing the same technology scale found in cell phones. Additionally, the production line is equipped with a profiled reflow oven to ensure reliability in the finished prototypes. The Lab enables us to speed up our time to market and integrate cutting-edge technology into our control designs. Furthermore, it allows our Controls Engineering team to leverage their hardware and software development skills to outpace our competitors in adapting to market changes and disruptions.
We have also increased our investment in Controls by developing cutting-edge communication systems that enable our products to share information with both internal and external customers. We have partnered with industry leaders to create our Internet of Things (“IoT”) solution and are beginning to utilize artificial intelligence tools to enhance efficiencies when developing our control algorithms and sequences of operation. Additionally, we are developing new controls that leverage machine learning to continuously provide our customers with the most innovative solutions in the industry.
R&D expenses incurred were approximately $47.3 million, $43.7 million, and $46.8 million in 2024, 2023, and 2022, respectively.
Patents, Trademarks, Licenses, and Concessions
We do not consider any patents, trademarks, licenses, or concessions to be material to our business operations, other than those described below.
We hold several patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. We proactively obtain patents to further our strategic intellectual property objectives. We own certain trademarks we consider important in the marketing of our products and services, and we protect our marks through national registrations and common law rights. Our patents have legal terms of 20 years with expiration dates ranging from 2024 to 2039.

The Company’s trademarks, certain of which are material to its business, are registered or otherwise legally protected in the U.S.
Seasonality
Historically, sales of our products were moderately seasonal with the peak period being May-October of each year due to timing of construction projects being directly related to warmer weather. However, in recent years, given the increase in demand of our products and increase in our backlog, sales have become more constant throughout the year.
Environmental & Regulatory Matters
Laws concerning the environment that affect or could affect our operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the AIM Act, regulations promulgated under these Acts and any other federal, state or local laws or regulations governing environmental matters. We believe that we are in compliance with these laws and that future compliance will not materially affect our earnings or competitive position.
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
In 2024, we published our sixth annual Sustainability report sharing our approach in the material areas of stakeholder engagement, innovation and efficiency, environmental responsibility, climate change, occupational health and safety, talent attraction and retention, diversity and inclusion, community engagement and investment, corporate governance and ethics and compliance. The report also highlights achievements and long-term targets related to greenhouse gas emissions, paint byproduct material recycling, and non-fossil fuel-consuming products. We participate in a sustainability benchmarking initiative, the Sustainability Alliance Scor3card, through which we monitor and report in the material areas of energy, material management, water, community stewardship, transportation, communication, and health. We achieved Platinum level in this program in 2024 and 2023. Our Environmental, Social and Governance (“ESG”) committee provides oversight for ESG and sustainability activities, sustainability report development and an internal grassroots sustainability committee provides education opportunities, communications and recommendations to the Company on a regular basis.
We are committed to environmental responsibility and continue to make progress toward reducing greenhouse gas (“GHG”) emissions, increasing paint byproduct recycling from our facilities and increasing the percentage of non-fossil fuel-powered units we produce. Our approach toward emissions reduction and climate change includes product solutions for our customers and improvements to our own facilities. Approximately 36% of our energy portfolio is currently derived from renewable sources, and the Company’s Scope 1 and 2 emissions (emissions that occur from sources that are controlled or owned by an organization and emissions associated with the purchase of electricity, steam, heat, or cooling) are being tracked. We opted into additional renewable energy at our Tulsa, Oklahoma, and Redmond, Oregon facilities in 2024, continued to invest and partner on projects that reduce GHG emissions globally and have transitioned to the lower global warming potential R-454B refrigerant. We continue to develop and manufacture non-fossil fuel-consuming units to provide the most sustainable commercial HVAC equipment in the market and announced the zero-degree cold air-source heat pump in 2023 as a critical solution that meets the increasing demand for building decarbonization in cold climates.
In the area of energy efficiency and conservation, our Tulsa, Oklahoma and Longview, Texas facilities have transitioned to nearly 100% LED lighting in our facilities leading to considerable cost savings and reduced energy consumption. Our Redmond, Oregon facilities are installing LED lights into any new fixtures in their current facility and working towards retrofitting old fixtures to LED. We participate in an energy demand response program through the public utility provider to reduce demand during peak hours. Energy efficiency has been a priority not only in product development, but also in overall capital investments which include the acquisition of new, energy-efficient equipment for the production floor, new high-speed overhead facility doors, the installation of new HVAC equipment, building control systems, the application of heat and light reflective material to production facilities, along with other behavioral-based energy efficiency changes. We are tracking our energy usage intensity before and after these updates. We also opened the Exploration Center in 2024, a net-zero facility powered by solar and geothermal energy.
In the area of material management, we focus on recycling, reducing, reusing and sourcing more environmentally friendly materials into our processes. At our Tulsa, Oklahoma and Longview, Texas facilities, we recycled over 15,715 tons, 13,678 tons, and 14,928 tons of metal in 2024, 2023, and 2022, respectively. Also, through our partnership with a waste-to-energy facility, we successfully diverted over 3,020 tons, 694 tons, and 668 tons of waste from landfills in 2024, 2023, and 2022, respectively. We have identified paint product recycling partners at both our Tulsa, Oklahoma and Longview, Texas facilities. We also recycle paper, wood, and cardboard where available. We continue to innovate ways to reduce and reuse shipping packaging between facilities and identify new opportunities to reduce or reuse items in our production and administrative areas.
Human Capital Resources
Our employees are not represented by unions or other collective bargaining agreements. Management considers its relations with our employees to be good. The following table represents the number of our direct employees and contract personnel we employed on each respective date:

	As of	As of	As of
	February 24, 2025	February 20, 2024	February 22, 2023
AAON Oklahoma	2,747	2,663	2,474
AAON Coil Products	1,043	586	681
BASX	1,022	607	511
Total employees	4,812	3,856	3,666
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
Risks Related to Our Business
Our business, results of operations and financial condition may be disrupted and adversely affected by public health pandemics.
Our business, results of operations and financial condition may be adversely affected if a public health pandemic interferes with the ability of our employees, suppliers, and other business partners to perform their respective responsibilities and obligations relative to the operations of our business.

We monitor the outbreak of any public health pandemic and evaluate the impact on our business as information emerges. The extent to which the impact of a public health pandemic may have on our business, supply chains, and prices of raw materials will depend on future developments, which may be highly uncertain and cannot be predicted.
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
From time to time in the past, we derived a significant portion of our sales from a limited number of customers, and such concentration may continue in the future.  The loss of, or significant reduction in sales to significant customers (or a related portfolio group of customers) could have a material adverse effect on our results of operations, financial condition and cash flow. Further, the addition of new major customers in the future could increase our customer concentration risks as described above.
Our results of operations and financial condition could be negatively impacted by the loss of a major third-party representative.
We are dependent on our third-party representatives to market and sell our products. If such relationships were terminated or impaired for any reason, it could materially and adversely affect our ability to generate revenues and profits. Certain competitors with greater financial resources than us could target our third-party representatives for exclusive sales channels. We may not be able to secure additional third-party representatives who will effectively market our products in certain geographical areas. In addition, adding new representatives requires additional administrative efforts and costs. If we are unable to establish new representative relationships or continue current relationships, or terminate and replace our third-party representatives, our business, financial condition, and results of operations could be materially and adversely affected.
We may incur material costs as a result of warranty and product liability claims that would negatively affect our profitability.
The development, manufacture, sale and use of our products involve a risk of warranty and product liability claims. Our product liability insurance policies have limits that, if exceeded, may result in material costs that would have an adverse effect on our future profitability. An excess of or significant claim(s) could lead to the cancellation of our policies and the loss of and inability to find additional insurance carriers. In addition, warranty claims are not covered by our product liability insurance and there may be types of product liability claims that are also not covered by our product liability insurance.

We depend on our officers and senior leadership team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our officers and senior leadership team. We rely on our officers and senior leadership team in the areas of research and development, marketing, production, sales, and general and administrative functions. While we have a robust succession plan in place for each one of our officers and senior leadership team members, the loss of one or more could have a serious adverse effect on our business. We do not maintain key-person insurance for officers or any members of our senior leadership team.
To mitigate certain business risks of departing executives upon termination, on July 30, 2024, the Board of Directors of the Company, upon the recommendation of the Compensation Committee of the Board of Directors (the “Committee”) approved the adoption of the AAON, Inc. Executive Severance Plan (the “Executive Severance Plan”) to provide financial and transitional assistance following a termination of employment under certain circumstances to certain executive-level employees. Pursuant to the terms of the Executive Severance Plan, in the event an Eligible Executive’s employment is terminated by us without “cause” or by an Eligible Executive for “good reason” (as each such term is defined in the Executive Severance Plan), subject to the execution of a validly executed, irrevocable release of claims, the Eligible Executive will be eligible to receive the certain benefits defined by the Executive Severance Plan.
Operations may be affected by natural disasters, especially since most of our operations are performed at a single location.
Natural disasters such as tornadoes, ice storms and fires, as well as accidents, acts of terror, infection, and other factors beyond our control could adversely affect our operations. Our facilities are in areas where tornadoes are likely to occur, and the majority of our operations are at our Tulsa, Oklahoma facilities. With the acquisition of BASX in 2021, we now have operations in an area that is historically impacted by wildfires. The effects of natural disasters and other events could damage our facilities and equipment and force a temporary halt to manufacturing and other operations, and such events could consequently cause severe damage to our business. We maintain insurance against these sorts of events; however, this is not guaranteed to cover all the losses and damages incurred. Furthermore, we may experience significant increases in our insurance premium costs in relation to these matters that may have a material adverse effect upon our business, liquidity, financial condition, or results of operations.
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
Competition in our various markets could cause us to reduce our prices or lose market share, which could have an adverse effect on our future financial results. Substantially all of the markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service, manufacturing lead times, and price, with the relative importance of these factors varying among our product line. Other factors that affect competition in the HVAC market include the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. Moreover, new product introductions are an important factor in the market categories in which our products compete. Several of our competitors have greater financial and other resources than we have, allowing them to invest in more extensive research and development. We may not be able to compete successfully against current and future competition and current and future competitive pressures may materially adversely affect our business and results of operations.
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
Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementing a new global enterprise resource planning (“ERP”) system. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.
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
We always face the possibility of new governmental regulations and policies, from the Federal or state levels, which could have a substantial or even extreme negative effect on our operations and profitability. This could affect equipment we currently manufacture and could have an impact on our product design, operations, and profitability. We anticipate more state regulatory activity in the future. Additional state regulatory rules can lead to a patchwork of different compliance regulations that may impact the results of each of our operating segments and our consolidated results.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies that use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in fiscal year 2013, with initial disclosure requirements beginning in May 2014. There are costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict-free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origins of all conflict minerals used in our products through the procedures we may implement.
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
We completely transitioned to a new refrigerant with lower global warming potential for our HVAC systems which was required by the US EPA for any equipment manufactured beginning January 1, 2025. We incurred costs associated with this transition related to the purchase of the new refrigerant as well as additional sensors and detectors on our HVAC systems. In addition, we incurred cost to our facilities, specifically costs to store and use the new refrigerant in production; however, those costs were not significant. Due to the increased flammability of the new refrigerant, the insurance industry may require higher premiums for companies in the future.
New York State released a final rule on December 23, 2024, that requires that we change our products to use refrigerants with a 20-year global warming potential less than 10 beginning January 1, 2034. This will require significant research and development as well as equipment could potentially cost significantly more to build. We expect California and Washington state to release similar rules as well as several other states. Unfortunately, we will likely see a patchwork of different timing and requirements from various states which could increase the options that we will need to offer which could also increase costs.
Additionally, regulations that reduce or eliminate the use of fossil fuels such as natural gas and propane may reduce or eliminate sales of gas-fired equipment for which AAON holds a strong market position. This will result in a shift to more air- and water-cooled heat pump-type units to provide space heating. This shift in product line could affect production productivity, material costs and aftermarket warranty costs.
Future legislation or regulations relating to environmental policies, product certification, product liability, taxes, amount and availability of tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.
Changes in U.S. or foreign trade policies, including additional tariffs or global trade conflicts, could increase the cost of our products, which could adversely impact the competitiveness of our products.
There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. For example, a former U.S. administration previously called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Other administrations could take a different approach to U.S. foreign trade policy, so there remains uncertainty as to whether trade between the U.S and other countries, including countries in which we operate, may be impacted by these policy shifts. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. Tariffs implemented on our products (or on materials, parts or components we use to manufacture our products) have in the past increased the cost of our products manufactured in the U.S. and imported into the U.S. If additional tariffs or trade restrictions are implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. or other countries, the cost of products manufactured in countries such as China and Mexico and imported into the U.S. or other countries in which we operate could increase further. We expect to continue to pass along some of these costs to our customers, but the increased cost could adversely affect the demand for products. These cost increases could adversely affect the demand for our products and/or our profitability, which could have a material adverse effect on our business and our earnings.
Item 1B.  Unresolved Staff Comments.
None.
ITEM 1C. Cybersecurity
Cybersecurity risk management and strategy
We maintain various information security processes designed to identify and manage material risks from cybersecurity threats to our computer networks, third-party hosted services, communications systems, hardware and software, and data, including personal data, intellectual property and confidential information that is proprietary, strategic or competitive in nature. Our cybersecurity function includes representatives from information technology, engineering, information security, legal, impacted business units or products and other departments as applicable and help identify, assess and manage the Company’s cybersecurity threats and risks.

The management team is responsible for identifying, assessing and managing cybersecurity risks by monitoring and evaluating potential threats using various methods including, for example, manual and automated tools such as vulnerability scans, penetration tests and system configuration reviews; conducting risk assessments and internal and external audits; and conducting tabletop incident response exercises. We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage risks from cybersecurity threats to our systems, including, for example: (1) having an information security incident response plan; (2) maintaining a disaster recovery plan, business continuity program, vulnerability management process and vendor risk management process; (3) conducting periodic risk assessments and employee training on cybersecurity; (4) maintaining security controls in alignment with industry standard security frameworks like National Institute of Standards and Technology (“NIST”) and Center for Internet Security (“CIS”); (5) encrypting and segregating data, having network security controls, access controls, monitoring systems, managing assets and conducting penetration testing; and (6) maintaining cybersecurity insurance.

Our assessment and management of risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program in concert with the audit committee and board of directors; (2) our information security team works with our management team in an effort to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our information security and management team evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee for further communication as required, to evaluate our overall enterprise risk. We use third-party service providers to assist us in identifying potential risks from cybersecurity threats. For example, these service providers include professional services firms, managed cybersecurity service providers, penetration testing firms and forensic investigators. We have a vendor management process designed to manage cybersecurity risks associated with our use of these providers. This process includes risk assessments, security questionnaires, review of vendor security programs, review of available security assessments, reports, and audits.
For more information about cybersecurity risks, see the Risk factors discussion in Item 1A of this Form 10-K.
Governance of cybersecurity risk management
The Board of Directors has oversight responsibility for our strategic and operational risks. The audit committee assists the board of directors with this responsibility by reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of management. The audit committee, in turn, periodically reports on its review with the board of directors.
Management is responsible for day-to-day assessment and management of cybersecurity risks. The Company officer with oversight of Information Technology (“IT”) has primary oversight of material risks from cybersecurity threats. Through November 2024, our Chief Information Officer was responsible for IT and had more than 25 years of experience across various engineering, business and management roles, including leading the development and implementation of information technology strategies and roadmaps for manufacturing automation. After the departure of our Chief Information Officer, our Vice President of Administration has responsibility and oversight for IT.
Management assesses our cybersecurity readiness through internal assessment tools as well as third-party control tests, vulnerability assessments, audits and evaluation against industry standards. We have governance and compliance structures that are designed to elevate issues relating to cybersecurity to Management, such as potential threats or vulnerabilities. We also employ various defensive and continuous monitoring techniques using recognized industry frameworks and cybersecurity standards.
Our information security incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. The incident response team works with the Company’s management team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s information security incident response plan includes reporting to the board of directors for certain cybersecurity incidents.
Management meets with the audit committee periodically to review our information technology systems and discuss key cybersecurity risks. In addition, the Chief Financial Officer reviews with the audit committee at least annually our risk management program, which includes cybersecurity risks and is also reported to the board.
Item 2.  Properties.
Our manufacturing areas are heavy industrial-type buildings, with some coverage by overhead cranes, containing manufacturing equipment designed for sheet metal fabrication, metal stamping and tube forming. The manufacturing equipment contained in the facilities consists primarily of automated sheet metal fabrication equipment, supplemented by presses and tube bending equipment. Assembly lines consist of cart-type and roller-type conveyor lines with variable line speed adjustment. Subassembly areas and production line manning are based upon line rates set by production management.
We own and lease our properties and facilities, as further described below. We believe that all of our facilities are well maintained and are in good condition and suitable for the conduct of our business.

AAON Oklahoma
The following table summarizes our plant and office facilities that support our AAON Oklahoma segment:

	City & State	# of Buildings	Manufacturing / Warehouse	Office	Total
Owned facilities			(in square feet)
West Plant & Offices	Tulsa, OK	1	940,000	70,000	1,010,000
NAIC	Tulsa, OK	1	125,000	9,000	134,000
Exploration Center	Tulsa, OK	1	—	28,000	28,000
Buckaloo Warehouse	Tulsa, OK	1	39,000	1,000	40,000
East Plant & Offices	Tulsa, OK	1	326,000	16,000	342,000
Flint Warehouse	Tulsa, OK	1	48,000	5,000	53,000
Administration Facilities	Tulsa, OK	3	11,000	36,000	47,000
Parts Retail Store	Tulsa, OK	1	7,500	6,000	13,500
Memphis Plant	Memphis, TN	1	702,000	85,000	787,000
	Total	11	2,198,500	256,000	2,454,500
Leased facilities
Controls Facility	Parkville, MO	1	38,000	48,000	86,000
Parts Distribution	Tulsa, OK	1	347,000	9,000	356,000
	Total	2	385,000	57,000	442,000
Our West Plant and Office facilities, NAIC, Exploration Center, and Buckaloo Warehouse sit on an approximate 87.3-acre tract of land and are located at 2440 South Yukon Ave., Tulsa, OK 74107. Our East Plant and Office facilities sit on an approximate 32.7-acre tract of land and are located at 2425 South Yukon Ave., Tulsa, OK 74107.
Our Tulsa location is also home to our engineering research and development laboratory, the NAIC. The three-story, stand-alone facility is both an acoustical and a performance measuring laboratory. This facility currently consists of twelve test chambers, allowing AAON to meet and maintain industry certifications. This facility is located west of our West Plant and Office Facilities.
The Exploration Center is located adjacent to the NAIC. The three-story Exploration Center provides an immersive and educational experience of our products, solutions, and our people and also serves as an event hub for our stakeholders, including our customers, employees, representatives, and investors. The Exploration Center adds a dimension of customer engagement that showcases our products and our competitors’ products and allows our customers to interact with our products and employees.
We also own two additional warehouses. Our Buckaloo Warehouse is west of our West Plant and Offices. Our Flint Warehouse is located approximately 3/4 of a mile east of our West and East Plant locations at 2020 South Union Ave., Tulsa, OK 74107 and sits on approximately 5.5 acres.
Our Administration Facilities are located approximately 3/4 of a mile east of our West and East Plant locations at 1624 - 1625 West 21st St., Tulsa, OK 74107. These facilities sit on approximately 3.6 acres. The facilities include additional office and meeting space utilized for company-wide administrative, human resource, and training functions. Our new Human Resources building, which opened in January 2025, enhances our engagement with current and future employees.
In addition to a retail parts store location at our West Plant & Offices, we also own a stand-alone building at 9528 East 51st St., Tulsa, OK 74145 which is utilized as an additional retail parts store to provide our customers more accessibility to our products.
In December 2024, we purchased a facility in Memphis, Tennessee located at 5106 Tradeport Drive, Memphis, TN 38141. This facility, which sits on 35.7 acres, will primarily facilitate the growing demand for BASX products in the data center market as well as AAON products and will also add geographic diversification to AAON's current manufacturing footprint, mitigating certain operational risks and better serving our data center customers.
Our operations in Parkville, Missouri, are conducted in a leased plant/office at 8500 NW River Park Drive, Parkville, MO 64152. This location is home to our Controls design and manufacturing facilities.
We also lease a facility primarily used for parts distribution and additional warehouse space. This facility is located at 13445 E. 59th St., Tulsa, OK 74134.

AAON Coil Products
The following table summarizes our plant and office facilities that support our AAON Coil Products segment:

	City & State	# of Buildings	Manufacturing / Warehouse	Office	Total
Owned facilities			(in square feet)
West Plant & Offices	Longview, TX	1	435,500	24,000	459,500
East Plant & Offices	Longview, TX	1	256,000	7,000	263,000
Parts Store	Longview, TX	1	5,000	—	5,000
Kodak Facility	Longview, TX	4	62,000	2,000	64,000
	Total	7	758,500	33,000	791,500
Both our East and West Plant and Office facilities are located at 203 Gum Springs Road, Longview, TX 75602. Our East Plant and Offices sit on approximately 12.9 acres and our West Plant and Offices sit on approximately 22.6 acres. In January 2025, we completed our new expansion of the West Plant which added 225,500 square feet of manufacturing/warehouse space and 12,000 of office space. The new expansion is included in the table amounts above.
Our retail parts store, which is leased to a Representative of the Company, is located north of our West Plant and Offices at 203 Ford Lane, Longview, TX 75602. Our Kodak Facility is primarily used for additional warehouse space and is located at 115 Kodak Blvd, Longview, TX 75603.
BASX
The following table summarizes our plant and office facilities that support our BASX segment:

	City & State	# of Buildings	Manufacturing / Warehouse	Office	Total
Owned Facilities			(in square feet)
Redmond Plant & Offices	Redmond, OR	2	203,000	27,000	230,000

Leased Facilities
Antler Warehouse	Redmond, OR	1	72,000	—	72,000
Sisters Warehouse	Sisters, OR	1	27,000	—	27,000
Marshall Warehouse	Redmond, OR	1	14,000	—	14,000
Various leased facilities	Various	3	16,000	4,000	20,000
	Total	6	129,000	4,000	133,000
Our main operations in Redmond, Oregon, are conducted in a plant and office facility at 3500 SW 21st Pl, Redmond, OR 97756. This facility sits on an approximately 13.8-acre tract of land and is the location of our new 36,000 square foot weld-shop that opened in September 2024.
In addition, we lease facilities for additional warehouse storage located at 601 NE Antler Ave., Redmond, OR 97756 (“Antler”) and 2895 S.W. 13th Street, Redmond, OR 97756 (“Marshall”). Our leased facility at 690 W Three Peaks Drive, Sisters, OR, 97759 (“Sisters”) is used for additional clean room assembly.
We lease several other properties near our main Redmond, Oregon location. In the aggregate, these properties contain approximately 16,000 square feet of warehouse space, 4,000 square feet of office space, and approximately 8.0 arces of land for outdoor storage.
Item 3.  Legal Proceedings.
See Note 19 of the Consolidated Financial Statements.
Item 4.  Mine Safety Disclosure.
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information - Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AAON.” As of the close of business on February 24, 2025, there were 1,271 holders of record of our common stock.
Dividends - At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our cash dividends for the three years ended December 31, 2024 are as follows:

			Dividend	Annualized Dividend
Declaration Date[1]	Record Date	Payment Date	per Share	per Share
May 18, 2022	June 3, 2022	July 1, 2022	$0.13	$0.26
November 8, 2022	November 28, 2022	December 16, 2022	$0.16	$0.32
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.
Stock Split - On July 7, 2023, the Board of Directors declared a three-for-two stock split of the Company’s common stock to be paid in the form of a stock dividend. Stockholders of record at the close of business on July 28, 2023, received one additional share for every two shares they held as of that date on August 16, 2023 (ex-dividend date August 17, 2023). All share and per share information has been updated to reflect the effect of this stock split.
Share-Based Compensation Plans - The following is a summary of our share-based compensation plans as of December 31, 2024:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 2007 Long-Term Incentive Plan	75,099	$14.42	—
The 2016 Long-Term Incentive Plan	2,857,578	$40.06	—
The 2024 Long-Term Incentive Plan	25,194	$88.51	2,714,799

Issuer Purchases of Equity Securities - Repurchases during the fourth quarter of 2024, which include repurchases from our employee repurchase program, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units	(b) Average Price Paid (Per Share	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the
Period	Purchased)	or Unit)	Plans or Programs	Plans or Programs

October 2024	642	$112.72	642	—
November 2024	621	134.94	621	—
December 2024	3,200	133.04	3,200	—
Total	4,463	$130.38	4,463	—

Contingent Shares Issued in BASX Acquisition - On December 10, 2021, we closed on the acquisition of BASX. Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which was payable in approximately 1.56 million shares of AAON stock, par value $0.004 per share. The shares did not accrue dividends.
Under the MIPA Agreement, the issuance of shares to the former owners of BASX was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. In March 2024, we issued the remaining 0.2 million shares related to the earn-out milestone for the year ended 2023. As a result of the shares issued in March 2024, the tax basis exceeded the book basis for consideration paid resulting in a deferred tax asset and an increase to additional paid-in capital of 6.4 million, respectively, on our consolidated balance sheet. The deferred tax asset is expected to be amortized over fifteen years. We previously issued 0.6 million shares and 0.7 million related to the earn-out milestones for the years ended 2022 and 2021, respectively. All shares have been issued as private placements exempt from registration with the SEC under Rule 506(b) and are included in common stock on the consolidated statements of stockholders’ equity.
Authorized Shares Outstanding
An amendment to the Company’s Articles of Incorporation to increase its total authorized common shares from 100,000,000 to 200,000,000 was approved by our stockholders on May 21, 2024, at the Company’s Annual Meeting. On July 9, 2024, a Certificate of Amendment was filed with the Nevada Secretary of State to effectuate the increase in authorized shares.
Rule 10b5-1 Trading Arrangements - The following table describes contracts, instructions, or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Stephen E. Wakefield	November 23, 2022	Terminated May 17, 2023	95,788
Executive Vice President

Stephen E. Wakefield	September 13, 2023	Terminated December 27, 2023	181,000
Executive Vice President

Rebecca A. Thompson	December 13, 2024	December 31, 2025	91,500
Chief Financial Officer

Insider Trading Arrangements and Policies - We have adopted an Insider Trading Policy, applicable to our directors, officers, employees and certain other persons, as well as the Company itself, that governs transactions in securities issued by the Company and we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NASDAQ listing standards.
The foregoing summary of our Insider Trading Policy is not complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.
Comparative Stock Performance Graph
The following performance graph compares our cumulative total shareholder return for the Company’s common stock for the five-year period ending on December 31, 2024, compared to an overall stock market index (the NASDAQ Composite Index) and the Company’s peer group index (S&P 600 Capital Goods Industry Group Index). We believe the S&P 600 Capital Goods Industry Group Index best represents our relative peer group based on our current business and market capitalization. The graph assumes that $100 was invested at the close of trading December 31, 2019, with the reinvestment of dividends since that date. This table is not intended to forecast future performance of our Common Stock.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2019
400
350
300
250
200
150
100
2019
2020
2021
2022
2023
2024
AAON Inc.
NASDAQ
S&P 600 Capital Goods

Company / Index	2019	2020	2021	2022	2023	2024
AAON, Inc.	$100	$136	$163	$155	$230	$367
NASDAQ Composite Index	$100	$145	$177	$119	$173	$224
S&P 600 Capital Goods Industry Group Index	$100	$116	$145	$139	$192	$226
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
Item 6.  Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, and liquidity of the Company for the year ended December 31, 2024. This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data. A detailed discussion of the year-to-year changes for the years ended December 31, 2023, and 2022 is not included herein and can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our business can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The uncertainty of the economy negatively impacted the commercial and industrial new construction markets in 2020 and the first half of 2021. Since mid-2021, nonresidential construction spending has been strong, recovering well beyond pre-2020 levels and finishing 2024 near record levels. However, over the last 18-24 months, certain leading indicators, including architectural billings and construction starts, signal a slowing in construction spending within the next 12 months. In 2024, the year-over-year growth rate of nonresidential construction spending slowed significantly, reinforcing the signals from these leading indicators. Furthermore, signals from general economic indicators are mixed regarding the health of the general economy. If the domestic economy were to slow or enter a recession, this could impact the replacement market, potentially resulting in a decline in our sales volume and profitability. Sales in the commercial and industrial new construction markets generally lag behind the housing market, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, the state of the economy and other macroeconomic factors over which we have no control. Sales in the replacement markets are driven by various factors, including general economic growth, the Company's new product introductions, fluctuations in the average age of existing equipment in the market, government regulations and stimulus, change in market demand between more customized, higher performing HVAC equipment and lower priced standard equipment, as well as many other factors. When new construction is down, we emphasize the replacement market.
We sell our products to property owners and contractors mainly through a network of independent manufacturers’ Representatives. This go-to-market strategy is unique compared to most of our larger competitors in that most control their sales channel. We value the independent sales channel as we think it is a more effective way of increasing market share. Although we concede full control of the sales process with this strategy, the entrepreneurial aspect of the independent sales channel attracts the most talent and provides greater financial incentives for its salespeople. Further, the independent sales channel sells different types of equipment from various manufacturers, allowing it to operate with more of a solutions-based mindset, as opposed to an internal sales department of a manufacturing company that is incentivized to only sell its equipment regardless if it is the best solution for the end customer. We also have a small internal sales force that supports the relationships between the Company and our sales channel partners. BASX sells highly customized products for unique applications for a more concentrated customer base and an internal sales force is more effective for such products.
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

The price levels of our raw materials fluctuate due to various economic factors within the U.S. and global economy. For the year ended December 31, 2024, the prices for copper and galvanized steel increased by approximately 3.2% and 1.7%, respectively, while stainless steel and aluminum decreased 27.9% and 1.6%, respectively, from 2023.
We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.
We occasionally increase the price of our products to help offset any inflationary headwinds. In recent years, price increases have been more frequent due to the amount of inflation the business has endured. In 2021, we implemented three price increases for AAON branded products. In 2022, we implemented two significant price increases as well as a recurring 1% monthly price increase beginning June 1, 2022, and ending on April 1, 2023, for AAON branded products. We reinstated a recurring 1% monthly price increase on October 1, 2023, and carried that through February 1, 2024, for AAON branded products. On January 1, 2025, we implemented a one-time 3% price increase for AAON branded products. BASX branded products are priced by job and in most cases, provide the ability to increase the price if the order is outside normal lead times.
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
We will continue to implement human resource initiatives to retain and attract labor to further improve productivity and production efficiencies.

Backlog
The following table shows our historical backlog levels:

December 31, 2024	December 31, 2023
(in thousands)
$867,090	$510,028
Our backlog increased approximately 70.0%, to $867.1 million at December 31, 2024, compared to December 31, 2023. Backlog was up from a year ago at all three segments, with the largest increase at the AAON Coil Products segment, which received over $200.0 million of orders in the fourth quarter. Most of these orders were associated with the BASX branded data center liquid cooling solutions and will be manufactured at our Longview, TX facility.
Consolidated Results of Operations

	Years Ended December 31,
	2024	2023
	(in thousands)
Net sales	$1,200,635	$1,168,518
Cost of sales	803,526	769,498
Gross profit	397,109	399,020
Selling, general and administrative expenses	188,014	171,539
Gain on disposal of assets	(23)	(13)
Income from operations	$209,118	$227,494
The following are highlights of our results of operations, cash flows, and financial condition:
•Net sales for 2024 grew 2.7% to $1,200.6 million due to an increase in sales of our BASX branded products. BASX branded products increased 35.1%, or $58.5 million when compared to 2023, offset by a decrease of our AAON branded products of 2.6%, or $26.4 million when compared to 2023.
•We have a strong balance sheet with a leverage ratio of 0.57 and available borrowings under our Revolver of $123.2 million.
•We completed the purchase of a building in Memphis, Tennessee for $63.4 million funded with our new Term Loan of $80.0 million, both of which closed in December 2024.
•We continue to invest in the future growth of the Company as evidenced by our $213.2 million in capital expenditures in 2024, an increase of $91.4 million or 87.6% when compared to 2023.
•We completed the repurchase of $108.1 million of shares for the year ended December 31, 2024.
We report our financial results based on three reportable segments: AAON Oklahoma, AAON Coil Products, and BASX, which are further described in Item 1 and Item 8. The Company’s chief decision maker (“CODM”), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and gross profit. The CODM does not evaluate operating segments using asset or liability information.

Segment Operating Results for the Years Ended December 31, 2024 and 2023

	For the years ended December 31,
	2024	Percent of Sales[1]	2023	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$858,711	71.5%	$897,919	76.8%	$(39,208)	(4.4)%
AAON Coil Products	143,871	12.0%	112,320	9.6%	31,551	28.1%
BASX	198,053	16.5%	158,279	13.5%	39,774	25.1%
Net sales	$1,200,635		$1,168,518		$32,117	2.7%

Cost of Sales[2]
AAON Oklahoma	$556,305	64.8%	577,852	64.4%	$(21,547)	(3.7)%
AAON Coil Products	98,106	68.2%	82,996	73.9%	15,110	18.2%
BASX	149,115	75.3%	108,650	68.6%	40,465	37.2%
Cost of sales	$803,526	66.9%	$769,498	65.9%	$34,028	4.4%

Gross Profit[2]
AAON Oklahoma	$302,406	35.2%	$320,067	35.6%	$(17,661)	(5.5)%
AAON Coil Products	45,765	31.8%	29,324	26.1%	16,441	56.1%
BASX	48,938	24.7%	49,629	31.4%	(691)	(1.4)%
Gross profit	$397,109	33.1%	$399,020	34.1%	$(1,911)	(0.5)%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
Total net sales increased $32.1 million, or 2.7%. BASX increased by 25.1%, or $39.8 million, and AAON Coil Products increased 28.1%, or $31.6 million, both primarily related to demand from the BASX branded data center products. AAON Oklahoma sales decreased 4.4%, or $39.2 million due to challenges from the industry-regulated refrigerant transition and nonresidential construction activity that experienced weakened demand throughout 2024 as compared to 2023.
Gross profit as a percent of sales decreased to 33.1% during 2024 as compared to 34.1% in 2023. As noted above, realization of price increases has improved our margin profile along with the slowing of inflation; however, the price increases were offset by flat volumes and lower overhead absorption for the AAON Oklahoma segment. In addition, the AAON Coil Products and BASX segments experienced temporary inefficiencies associated with facility construction to increase future production capacity for increased demand of BASX branded data center products.
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
As shown in the table below, we have experienced year-over-year fluctuations in the cost of several raw materials.

Raw Material Costs
Twelve-month average raw material cost per pound as of December 31:

	2024	2023	% Change

Copper	$5.52	$5.35	3.2%
Galvanized steel	$0.59	$0.58	1.7%
Stainless steel	$2.30	$3.19	(27.9)%
Aluminum	$2.50	$2.54	(1.6)%
Selling, General and Administrative Expenses

	Years Ended December 31,		Percent of Sales
	2024	2023	2024	2023
	(in thousands)
Warranty	$16,727	$16,165	1.4%	1.4%
Profit sharing	19,948	24,590	1.7%	2.1%
Salaries & benefits	58,154	53,281	4.8%	4.6%
Stock compensation	10,390	9,318	0.9%	0.8%
Advertising	3,281	2,594	0.3%	0.2%
Depreciation & amortization	20,542	13,761	1.7%	1.2%
Insurance	8,303	5,354	0.7%	0.5%
Professional fees	8,809	15,372	0.7%	1.3%
Donations	1,682	1,242	0.1%	0.1%
Other	40,178	29,862	3.3%	2.6%
Total SG&A	$188,014	$171,539	15.7%	14.7%

Selling, general and administrative expenses increased 9.6%, or $16.5 million, during 2024 as compared to the prior year. As a percentage of sales, selling, general and administrative increased from 14.7% to 15.7%. Depreciation and amortization increased 49.3%, or $6.8 million, as compared to 2023, due to increased investments in back office technology and automation. Other expenses increased 34.5%, or $10.3 million, due to increased travel, consulting expenses, and closing costs related to the 2023 New Market Tax Credit (Note 18). Professional fees decreased 42.7%, or $6.6 million, due to the 2023 litigation settlement (Note 19).
Income Taxes

	Years Ended December 31,		Effective Tax Rate
	2024	2023	2024	2023
	(in thousands)
Income tax provision	$38,032	$45,531	18.4%	20.4%
The Company’s estimated annual 2024 effective tax rate, excluding discrete events, was 24.7%.
The decrease year over year in the overall effective tax rate was primarily due to the excess tax benefit of $16.4 million for the year ended December 31, 2024, as compared to $8.9 million during the same period in 2023. The excess tax benefit is related to the timing of stock option exercises and restricted stock vestings as a result of our high stock price during the year ended December 31, 2024.

Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash and cash equivalents decreased $0.3 million from December 31, 2023, to December 31, 2024. As of December 31, 2024, we had $6.5 million in cash and cash equivalents and restricted cash.
Outstanding Debt - On December 16, 2024, we amended our Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Amended Loan Agreement”) to include an $80.0 million term loan (“Term Loan”) in addition to the $200.0 million revolving credit facility (the “Revolver”).
As of December 31, 2024, and December 31, 2023, we had an outstanding balance under the Revolver of $76.5 million and $38.3 million, respectively. We had one standby letter of credit totaling $0.3 million as of December 31, 2024, and two standby letters of credit totaling $2.3 million as of December 31, 2023. Borrowings available under the Revolver at December 31, 2024, were $123.2 million. The Revolver expires on May 27, 2027.
As of December 31, 2024, we had an outstanding balance under the Term Loan of $78.4 million. No amounts were outstanding under the Term Loan at December 31, 2023. The Term Loan is payable in equal month installments, plus interest, over 60 months, expiring December 16, 2029.
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate (“SOFR”) plus the applicable margin. The Term Loan bears interest at the SOFR plus a credit spread adjustment of 0.10% per annum plus the Applicable Margin.
Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company’s leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company’s leverage ratio.
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the years ended December 31, 2024, 2023, and 2022, respectively.
Weighted average interest rate of our borrowings outstanding are as follows:

	Years Ended December 31,
	2024	2023	2022
Revolver	6.3%	6.3%	3.0%
Term loan[1]	0.1%	*[1]	*[1]
[1] Funds were borrowed on December 16, 2024. No borrowings outstanding during the years ended December 31, 2023 and 2022
If SOFR cannot be determined pursuant to the definition, as defined by the Amended Loan Agreement, any outstanding effected loans will be deemed to have been converted into alternative base rate (“ABR”) loans. ABR loans would bear interest at a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, or (c) daily simple SOFR for a one-month tenor in effect on such day plus 1.00%. As of December 16, 2024, as defined by the Amended Loan Agreement, if the SOFR cannot be determined any outstanding balance will bear interest at the Prime Rate in effect on such day.
At December 31, 2024, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At December 31, 2024, our leverage ratio was 0.57 to 1.0, which meets the requirement of not being above 3 to 1.
2019 New Markets Tax Credit - On October 24, 2019, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2019 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2019 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “2019 Project”). In connection with the 2019 NMTC transaction, the Company received a $23.0 million NMTC allocation for the Project and secured low-interest financing and the potential for future debt forgiveness related to the 2019 Project.
Upon closing of the 2019 NMTC transaction, the Company provided an aggregate of approximately $15.9 million to the 2019 Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $15.9 million in proceeds plus capital contributed from the 2019 Investor was used to make an aggregate

$22.5 million loan to a subsidiary of the Company. This financing arrangement is secured by equipment at the Company’s Longview, Texas facilities and a guarantee from the Company, including an unconditional guarantee of the NMTCs.
2023 New Markets Tax Credit - On April 25, 2023, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2023 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2023 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “2023 Project”). In connection with the 2023 NMTC transaction, the Company received a $23.0 million NMTC allocation for the 2023 Project and secured low-interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
Upon closing of the 2023 NMTC transaction, the Company provided an aggregate of approximately $16.7 million to the 2023 Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $16.7 million in proceeds plus capital contributed from the 2023 Investor was used to make an aggregate $23.8 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The net proceeds from the closing of the 2023 NMTC are included in restricted cash on our consolidated balance sheets required to be used for the 2023 Project.
2024 New Markets Tax Credit - On February 27, 2024, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2024 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2024 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in real estate to facilitate the current expansion of our Longview, Texas manufacturing operations (the “Project”). In connection with the 2024 NMTC transaction, the Company received a $15.5 million NMTC allocation for the Project and secured low-interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
Upon closing the 2024 NMTC transaction, the Company provided an aggregate of approximately $11.0 million to the 2024 Investor, in the form of a loan receivable, with a term of twenty-five years, bearing an interest rate of 1.0%. This $11.0 million in proceeds plus capital contributed from the 2024 Investor was used to make an aggregate $16.0 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of NMTCs. The net proceeds from the closing of the 2024 NMTC are included in restricted cash on our consolidated balance sheets required to be used for the 2024 Project.
Stock Repurchase - The Board has authorized stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
Our open market repurchase programs are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
March 13, 2020	$20 million[1]	November 9, 2022
November 3, 2022	$50 million[1]	February 27, 2024
February 27, 2024	$50 million[1]	June 4, 2024
June 4, 2024	$50 million[2]	June 14, 2024
February 25, 2025	$100 million	**[3]
[1] Repurchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
[2] Repurchases made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
[3] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.
The Company also repurchases shares of AAON, Inc. stock from certain of its employees for payment of statutory tax withholdings on stock transactions. All other repurchases from directors or employees are contingent upon Board approval. All repurchases are done at current market prices.

Our repurchase activity is as follows:

	2024			2023
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	1,353,564	$100,034	$73.90	402,873	$25,009	$62.08
Employees	92,444	8,037	86.94	21,904	1,302	59.44
Total	1,446,008	$108,071	$74.74	424,777	$26,311	$61.94
Dividends - At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date[1]	Record Date	Payment Date	per Share	per Share
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.
On July 7, 2023, the Board of Directors declared a three-for-two stock split of the Company’s common stock that was paid in the form of a stock dividend. Stockholders of record at the close of business on July 28, 2023, received one additional share for every two shares they held as of that date on August 16, 2023 (ex-dividend date August 17, 2023). All share and per share information has been updated to reflect the effects of this stock split.
Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing), and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2025 and the foreseeable future.
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

	2024	2023
	(in thousands)
Operating Activities
Net Income	$168,559	$177,623
Income statement adjustments, net	73,343	58,166
Changes in assets and liabilities:
Accounts receivable	(10,041)	(9,978)
Income taxes	(5,285)	(11,302)
Inventories	27,080	(16,226)
Contract assets	(90,626)	(30,043)
Prepaid expenses and other long-term assets	(3,707)	(1,048)
Accounts payable	16,959	(18,316)
Contract liabilities	1,156	(7,667)
Extended warranties	1,835	2,600
Accrued liabilities and other long-term liabilities	13,259	15,086
Net cash provided by operating activities	192,532	158,895
Investing Activities
Capital expenditures	(195,660)	(104,294)
Acquisition of intangible assets	(17,491)	(5,197)
Other	76	180
Net cash used in investing activities	(213,075)	(109,311)
Financing Activities
Borrowings of debt	717,897	597,111
Payments of debt	(601,091)	(629,787)
Proceeds from financing obligation, net of issuance costs	4,186	6,061
Payment related to financing costs	(664)	(398)
Stock options exercised	31,861	33,259
Repurchase of stock	(100,034)	(25,009)
Employee taxes paid by withholding shares	(8,037)	(1,302)
Cash dividends paid to stockholders	(26,084)	(26,445)
Net cash provided by (used in) financing activities	$18,034	$(46,510)

Cash Flows from Operating Activities
The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments. In early 2022, the Company began increasing the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations; however, as inflationary and supply chain disruptions have decreased, the Company has been able to reduce overall inventory levels. At the end of 2024, we made significant purchases of inventory related to data center orders. These purchases are allocated to customer jobs and show as increases to our contract assets.
Payment terms for BASX jobs may require upfront cash to fund the job resulting in cash inflows related to our contract liabilities and cash inflows fluctuate due to job timing and scheduling.

The decrease in cash flows from income taxes is primarily due to the 2017 Tax Cuts & Jobs Act, which requires research and development expenses incurred after December 31, 2021, to be capitalized and amortized over five years. This defers our current period income tax deduction which increased our income tax payments due at the end of 2022.
Cash Flows from Investing Activities
The capital expenditures increase during 2024 related to our continued investment in our production capabilities. Purchases during 2024 include additional infrastructure and machinery for both replacement and growth. We added 237,500 square feet to our Longview, Texas facility primarily for the production of BASX branded data center products. We also completed the addition of a new Weld Shop in Redmond, Oregon that created more capacity in our manufacturing building. In Parkville, Missouri, we built an SMT production line to produce our own control boards. We have also made investments to purchase and develop software for internal use in anticipation of future Company growth. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
In December 2024, the Company purchased a new 787,000 square foot facility in Memphis, Tennessee, which will accommodate incremental demand for both BASX and AAON products over the next several years, at the same time providing more geographic diversification across our manufacturing footprint. The purchase price for the facility was approximately $63.4 million.
Our capital expenditure program for 2025 is estimated to be approximately $220.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
Cash Flows from Financing Activities
The change in cash from financing activities in 2024 is primarily related to borrowings under our revolving credit facility to manage our working capital needs, especially strategic purchases of inventory to avoid supply chain delays and the funding of certain capital expenditures, offset by repayments we were able to make due to increased operating results and financial condition.
Additionally, we repurchased approximately 1.4 million shares for approximately $108.1 million during 2024 (Note 17).
Commitments and Contractual Agreements
We are occasionally party to short-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. In 2023, the Company executed a five-year purchase commitment for refrigerants. The Company made payments of $11.7 million and $10.1 million on this contract in 2024 and 2023, respectively. Estimated minimum future payments are $9.1 million, $10.5 million, and $11.2 million, for 2025, 2026, and 2027, respectively. We had no other material contractual purchase obligations as of December 31, 2024.
Contingencies
We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. See Note 19 of the Consolidated Financial Statements for additional information with respect to specific legal proceedings.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and related notes. We base our estimates, assumptions, and judgments on historical experience, current trends, and other factors believed to be relevant at the time our consolidated financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material. We believe the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements. We discuss these estimates with the Audit Committee of the Board of Directors periodically.
Revenue - Due to the highly customized nature of many of the Company’s products and each product not having an alternative use to the Company without incurring significant costs to the Company and the agreements contain an enforceable right to payment including a reasonable profit margin, the Company recognizes revenue over time as progress is made toward satisfying the performance obligations of each contract. The measurement and recognition of revenue requires us to make judgments and estimates, including the determination of whether we should recognize revenue as we perform or upon the completion of our performance obligation, as these determinations impact the timing and amount of our reported revenue. Costs used in estimating revenue can include direct materials, direct labor, installation, freight and delivery, commissions and royalties depending on the individual performance obligation. Other costs not related to the performance obligation, such as indirect labor and materials, small tools and supplies, operating expenses, field rework and back charges are charged to expense as incurred.
Inventory - Raw material or component inventory typically transfers from one stage of manufacturing to another where it accumulates additional costs directly incurred with the production of finished goods, including estimated standard labor and overhead costs. Labor and overhead costs associated with the manufacturing of our products are capitalized into inventory on an estimated standard basis. These include certain direct and indirect costs such as compensation, manufacturing, and facility costs associated with manufacturing support functions. We continually monitor our labor and overhead standard costs to ensure that standard costs reasonably reflect our actual costs and make manual adjusts the value of inventory accordingly. Our manual adjustments from standard to actual labor and overhead costs contain uncertainties that require management to make assumptions and apply judgment regarding a number of factors, including inventory turns, supply usage, manufacturing efficiencies, and historical production costs.
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
Warranty Accrual – A provision is made for estimated warranty costs at the time the product is shipped and revenue is recognized. Our product warranty policy is the earlier of one year from the date of first use or 18 months from the date of shipment for parts only; 18 months for data center cooling solutions and cleanroom systems; an additional four years for compressors; 15 years on aluminized steel gas-fired heat exchangers; 25 years on stainless steel heat exchangers; and ten years on gas-fired heat exchangers in our historical RL products. Our warranty policy for the RQ series covers parts for two years from the date of unit shipment. Our warranty policy for the WH and WV Series geothermal/water-source heat pumps covers parts for five years from the date of installation. Warranty expense is estimated based on the warranty period, historical warranty trends and associated costs, and any known identifiable warranty issue.
Due to the absence of warranty history on new products, an additional provision may be made for such products. Our estimated future warranty cost is subject to adjustment from time to time depending on changes in actual warranty trends and cost experience. Should actual claim rates differ from our estimates, revisions to the estimated product warranty liability would be required.

Share-Based Compensation – We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including stock options, restricted stock awards, performance stock units (“PSUs”), and key employee awards (“Key Employee Awards”) based on their fair values at the time of grant. Compensation expense is recognized on a straight-line basis over the service period of stock options, restricted stock awards, and PSUs. Compensation expense is recognized for the Key Employee Awards on a straight-line basis over the service period when the performance condition is determined to be probable. Forfeitures are accounted for as they occur. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair value of the PSUs is estimated on the date of grant using the Monte Carlo Model. The use of the Black-Scholes-Merton option valuation model and the Monte Carlo Model requires the input of subjective assumptions such as: the expected volatility, the expected term of the grant, forward-looking market conditions, risk-free rate, and expected dividend yield for stock options. The fair value of restricted stock awards and Key Employee Awards is based on the fair market value of AAON common stock on the respective grant dates. The fair value of restricted stock awards is reduced for the present value of dividends.
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
We performed a qualitative assessment as of December 31, 2024, to determine whether it was more likely than not that the fair value of the reporting unit and indefinite-lived assets was greater than the carrying value of the reporting unit and indefinite-lived assets. Based on these qualitative assessments, we determined that the fair value of the reporting unit and indefinite-lived assets was more likely than not greater than the carrying value of the reporting unit and indefinite-lived assets.
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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to SEC’s Disclosure Update and Simplification Initiative. The new guidance is intended to update a variety of disclosure requirements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. Upon adoption, this ASU is not expected to have a material impact on the Company’s financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this standard for fiscal year ended 2024. Upon adoption, this ASU did not have a material impact on the Company’s financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Upon adoption, this ASU is not expected to have a material impact on the Company’s financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The new guidance requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
We are exposed to volatility in the prices of commodities used in some of our products and, occasionally, we use cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months to manage this exposure.
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of December 31, 2024, we had an outstanding balance of $154.9 million. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $1.5 million.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
AAON, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described further in Notes 2 and 3 to the consolidated financial statements, the Company recognized net sales of $1,201 million for the year ended December 31, 2024. Revenue from certain contracts to design and manufacture highly customized units is recognized on an over time basis, as progress is made toward satisfying the performance obligations of each contract. Changes in job performance, job conditions, and estimated profitability may result in revisions to cost and income, and are estimated and recognized by the Company throughout the life of certain contracts. We identified revenue recognized over time related to certain of the Company’s contracts with customers as a critical audit matter.
The principal consideration for our determination that revenue recognized over time related to certain of the Company’s contracts with customers is a critical audit matter is the high degree of auditor effort in performing procedures and evaluating audit evidence related to over time contracts with customers.

Our audit procedures related to revenue recognized over time related to certain of the Company’s contracts with customers included the following, among others.
•We tested the effectiveness of controls over revenue recognition, including management’s determination of the estimated cost to complete and recorded progress toward fulfillment of the performance obligation.
•We tested the appropriateness of over-time revenue recognition for a sample of contracts with customers.
•We tested the appropriateness of revenue recognition for certain over-time contracts, including agreeing cost inputs to source documents, such as purchase orders, third-party invoices, and shipping documents, and evaluating the estimated costs to complete.
•We evaluated estimates made by the Company by analyzing the gross margin on completed contracts compared to historical estimates for those contracts to test the Company’s estimation process.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2004.
Tulsa, Oklahoma
February 27, 2025

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2024	2023
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$14	$287
Restricted cash	6,500	8,736
Accounts receivable, net	147,434	138,108
Income tax receivable	4,115	—
Inventories, net	187,420	213,532
Contract assets	135,421	45,194
Prepaid expenses and other	7,308	3,097
Total current assets	488,212	408,954
Property, plant and equipment, net	510,356	369,947
Intangible assets, net and goodwill	160,152	149,945
Right of use assets	15,436	11,774
Other long-term assets	242	816
Deferred tax assets	836	—
Total assets	$1,175,234	$941,436

Liabilities and Stockholders’ Equity
Current liabilities:
Debt, short-term	$16,000	$—
Accounts payable	44,645	27,484
Accrued liabilities	99,347	85,508
Contract liabilities	14,913	13,757
Total current liabilities	174,905	126,749
Debt, long-term	138,891	38,328
Deferred tax liabilities	—	12,134
Other long-term liabilities	20,743	16,807
New markets tax credit obligations [1]	16,113	12,194
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized, 81,436,594 and 81,508,381 issued and outstanding at December 31, 2024 and 2023, respectively	326	326
Additional paid-in capital	68,946	122,063
Retained earnings	755,310	612,835
Total stockholders’ equity	824,582	735,224
Total liabilities and stockholders’ equity	$1,175,234	$941,436
[1] Held by variable interest entities (Note 18)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
	Years Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Net sales	$1,200,635	$1,168,518	$888,788
Cost of sales	803,526	769,498	651,216
Gross profit	397,109	399,020	237,572
Selling, general and administrative expenses	188,014	171,539	110,823
Gain on disposal of assets	(23)	(13)	(12)
Income from operations	209,118	227,494	126,761
Interest expense, net	(2,905)	(4,843)	(2,627)
Other income, net	378	503	399
Income before taxes	206,591	223,154	124,533
Income tax provision	38,032	45,531	24,157
Net income	$168,559	$177,623	$100,376
Earnings per share:
Basic	$2.07	$2.19	$1.26
Diluted	$2.02	$2.13	$1.24
Cash dividends declared per common share:	$0.32	$0.32	$0.29
Weighted average shares outstanding:
Basic	81,473,131	81,156,114	79,582,480
Diluted	83,629,502	83,295,290	81,145,610
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2021	$78,792	$318	$81,654	$384,198	$466,170
Net income	—	—	—	100,376	100,376
Stock options exercised and restricted	1,711	5	23,135	—	23,140
stock awards granted
Share-based compensation	—	—	13,700	—	13,700
Stock repurchased and retired	(365)	(1)	(13,754)	—	(13,755)
Contingent consideration (Note 2)	—	—	(6,000)	—	(6,000)
Dividends	—	—	—	(22,917)	(22,917)
Balances at December 31, 2022	80,138	322	98,735	461,657	560,714
Net income	—	—	—	177,623	177,623
Stock options exercised and restricted	1,795	7	33,252	—	33,259
stock awards granted
Share-based compensation	—	—	16,384	—	16,384
Stock repurchased and retired	(425)	(3)	(26,308)	—	(26,311)
Dividends	—	—	—	(26,445)	(26,445)
Balances at December 31, 2023	81,508	326	122,063	612,835	735,224
Net income	—	—	—	168,559	168,559
Stock options exercised and restricted	1,132	5	31,856	—	31,861
stock awards granted
Contingent shares issued (Note 17)	243	1	6,363	—	6,364
Share-based compensation	—	—	16,729	—	16,729
Stock repurchased and retired	(1,446)	(6)	(108,065)	—	(108,071)
Dividends	—	—	—	(26,084)	(26,084)
Balance at December 31, 2024	$81,437	$326	$68,946	$755,310	$824,582
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2024	2023	2022
Operating Activities	(in thousands)
Net income	$168,559	$177,623	$100,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,735	46,468	35,106
Amortization of debt issuance costs	154	82	43
Amortization of right of use assets	189	324	324
Provision for (recoveries of) credit losses on accounts receivable, net of adjustments	715	(154)	(72)
Provision for credit losses on contract assets, net of adjustments	399	—	—
(Recoveries of) provision for excess and obsolete inventories, net of write-offs	(968)	1,633	2,740
Share-based compensation	16,729	16,384	13,700
Other	(4)	(44)	7
Deferred income taxes	(6,606)	(6,527)	(13,332)
Changes in assets and liabilities:
Accounts receivable	(10,041)	(9,978)	(56,306)
Income taxes	(5,285)	(11,302)	18,195
Inventories	27,080	(16,226)	(71,409)
Contract assets	(90,626)	(30,043)	(9,402)
Prepaid expenses and other long-term assets	(3,707)	(1,048)	(2,367)
Accounts payable	16,959	(18,316)	11,574
Contract liabilities	1,156	(7,667)	13,882
Extended warranties	1,835	2,600	1,314
Accrued liabilities and other long-term liabilities	13,259	15,086	16,945
Net cash provided by operating activities	192,532	158,895	61,318
Investing Activities
Capital expenditures	(195,660)	(104,294)	(76,024)
Cash paid in business combination, net of cash acquired	—	—	(249)
Proceeds from sale of property, plant and equipment	25	129	12
Acquisition of intangible assets	(17,491)	(5,197)	—
Principal payments from note receivable	51	51	48
Net cash used in investing activities	(213,075)	(109,311)	(76,213)
Financing Activities
Borrowings of debt	717,897	597,111	225,758
Payments of debt	(601,091)	(629,787)	(194,754)
Proceeds from financing obligation, net of issuance costs	4,186	6,061	—
Payments related to financing costs	(664)	(398)	—
Principal payments on financing lease	—	—	(115)
Stock options exercised	31,861	33,259	23,140
Repurchase of stock	(100,034)	(25,009)	(12,737)
Employee taxes paid by withholding shares	(8,037)	(1,302)	(1,018)
Dividends paid to stockholders	(26,084)	(26,445)	(22,917)
Net cash provided by (used in) financing activities	18,034	(46,510)	17,357
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,509)	3,074	2,462
Cash, cash equivalents and restricted cash, beginning of year	9,023	5,949	3,487
Cash, cash equivalents and restricted cash, end of year	$6,514	$9,023	$5,949

 The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024

1.  Business Description
AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation (“AAON Oklahoma”), AAON Coil Products, Inc., a Texas corporation (“AAON Coil Products”), and BASX, Inc., an Oregon corporation (“BASX”) (collectively, the “Company”). The consolidated financial statements include our accounts and the accounts of our subsidiaries.
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
Inflation and Labor Market
In 2022, raw material and component prices rose, but by 2023, inflation slowed, leading to some stabilization in these prices. Due to our favorable liquidity position, we continue to make strategic purchases of materials when we see opportunities. We continue to manage the increase in the cost of raw materials through price increases for our products. We have also experienced supply chain challenges related to specific manufacturing parts, which we have managed through our strong vendor relationships as well as expanding our list of vendors.
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
WH Series and WV Series Water Source Heat Pump Units
As part of the normal course of business, management continually monitors the profitability of the Company’s various product series offerings. During the third quarter of 2022, management made the decision to no longer produce our small packaged geothermal/water-source heat pump units consisting of the WH Series horizontal configuration and WV Series vertical configuration, from one-half to 12 1/2 tons (“WH/WV”). These WH/WV units were produced solely out of the AAON Oklahoma facility. Production of the remaining WH/WV backlog was completed during the second quarter of 2023.
Change in Estimate
During the first quarter of 2022, a review of the Company’s useful lives for certain sheet metal manufacturing equipment at our Longview, Texas facilities resulted in a change in estimate that increased the useful lives from between 10 and 12 years to 15 years. This determination was based on recent and estimated future production levels as well as management's knowledge of the equipment and historical and future use of the equipment. The change in estimate was made prospectively and resulted in a decrease in depreciation expense within cost of sales on our consolidated statements of income of $1.8 million during the year ended December 31, 2022.
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
Our financial statements also consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of eight variable interest entities (“VIEs”) (Note 18) that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.
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
Restricted Cash
Restricted cash held at December 31, 2024, and December 31, 2023, consists of bank deposits and highly liquid, interest-bearing money market funds held for the purpose of the Company’s qualified New Markets Tax Credit programs (Note 18) to benefit an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations.
The Company’s restricted cash is held in financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.
Accounts and Note Receivable
Accounts and note receivable are stated at amounts due from customers, net of an allowance for credit losses. We generally do not require that our customers provide collateral; however, our billings and customer payment terms can vary based on product type as a way to manage collections risk. The Company determines its allowance for credit losses by considering a number of factors, including the credit risk of specific customers, the customer’s ability to pay current obligations, historical trends, economic and market conditions, and the age of the receivable. Accounts are considered past due when the balance has been outstanding for ninety days past negotiated credit terms. Past-due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.
Concentration of Credit Risk
Our customers are concentrated primarily in the domestic commercial and industrial new construction and replacement markets. To date, our sales have been primarily to the domestic market, with foreign sales accounting for approximately 2.5%, 3.4%, and 3.1% of revenues for the years ended December 31, 2024, 2023, and 2022, respectively.

For the years-ended December 31, 2024, 2023, and 2022, Texas AirSystems accounted for approximately 16.4%, 13.8%, and 12.4% of our sales, respectively. Through portfolio groups, Meriton has an ownership interest in Texas AirSystems and certain other of our sales representatives. The aggregate sales percentages through Meriton-affiliated groups that are in addition to Texas AirSystems’ sales for the years-ended December 31, 2024, 2023, and 2022 accounted for an additional 8.0%, 2.3%, and 1.4%, respectively. Two other similar groups, Ambient and AIR Control Concepts, share common ownership of some of our other sales representatives through portfolio groups and for the year-ended December 31, 2024, aggregate sales through their portfolio groups accounted for approximately 14.9% and 9.2% of our sales, respectively. In 2023, aggregate sales for Ambient and AIR Control Concepts accounted for approximately 11.5% and 10.2% of our sales respectively. Sales through the portfolio groups of either Ambient or AIR Control Concepts did not account for 10% or more of our sales for any years-ended prior to December 31, 2023. No other customers or portfolio groups accounted for more than 10% or more of our sales for the years ended December 31, 2024, and 2023, respectively.
As of December 31, 2024, and 2023, Texas AirSystems accounted for approximately 10.3% and 13.5%, of our accounts receivable balance, respectively. The aggregate percentages through Meriton-affiliated groups that are in addition to Texas AirSystems’ accounts receivable as of December 31, 2024, and 2023, accounted for an additional 6.3% and 2.0%, respectively. Two other similar groups, Ambient and AIR Control Concepts, aggregate percentages through their portfolio groups accounted for approximately 19.3% and 6.6% of our accounts receivable as of December 31, 2024, respectively, and 16.8% and 11.5% as of December 31, 2023. Additionally, one customer accounted for 21.1% of our accounts receivable balance as of December 31, 2024. No other customers or portfolio groups accounted for more than 10% or more of our accounts receivable as of December 31, 2024, and 2023, respectively.
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

Fair Value Financial Instruments and Measurements
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of the items. The carrying amount of the Company’s debt, and other payables, approximate their fair values either due to their short-term nature, the variable rates associated with the debt or based on current rates offered to the Company for debt with similar characteristics.
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
Software Development Costs
We capitalize costs incurred to purchase or develop software for internal use. Internal-use software development costs are capitalized during the application development stage. These capitalized costs are reflected in intangible assets, net and goodwill on the consolidated balance sheets and are amortized over the estimated useful life of the software. The useful life of our internal-use software development costs is generally between one to six years.
Definite-Lived Intangible Assets
Our definite-lived intangible assets include customer relationships, internal-use software and other intellectual property acquired in business combinations or asset acquisition. We amortize our definite-lived intangible assets on a straight-line basis over the estimated useful lives of the assets. We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review.
Amortization is computed using the straight-line method over the following estimated useful lives:

Intellectual property	6 - 30 years
Customer relationships	14 years
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill at December 31, 2024, is expected to be tax deductible in future periods. Indefinite-lived intangible assets consist of trademarks, trade names, and internal-use software. Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.
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
We performed a qualitative assessment as of December 31, 2024, to determine whether it was more likely than not that the fair value of the reporting unit and indefinite-lived assets was greater than the carrying value of the reporting unit and indefinite-lived assets. Based on these qualitative assessments, we determined that the fair value of the reporting unit and indefinite-lived assets was more likely than not greater than the carrying value of the reporting unit and indefinite-lived assets.
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
Contingent Consideration
As part of the acquisition of BASX (Note 17) in 2021, we agreed to issue shares of the Company’s common stock based on certain milestones in accordance with the acquisition agreement. This contingent consideration is valued at fair value on the acquisition date and is included in additional paid-in capital on the consolidated balance sheets.
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
Research and Development
The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2024, 2023, and 2022 research and development costs amounted to approximately $47.3 million, $43.7 million, and $46.8 million, respectively.
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses on our consolidated statement of income. Advertising expense for the years ended December 31, 2024, 2023, and 2022 was approximately $3.3 million, $2.6 million, and $2.4 million, respectively.
Shipping and Handling
We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2024, 2023, and 2022 shipping and handling fees amounted to approximately $22.0 million, $29.0 million, and $24.4 million, respectively.
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

Share-Based Compensation
The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The Company’s share-based compensation plans provide for the granting of stock options, restricted stock, and performance stock units (“PSUs”). In conjunction with the acquisition of BASX in 2021, we awarded performance awards to key employees (“Key Employee Awards”) of BASX.
The fair values of stock options are estimated at the date of grant using the Black-Scholes-Merton option valuation model. The fair value of the PSUs is estimated on the date of grant using the Monte Carlo Model. The use of the Black-Scholes-Merton option valuation model and the Monte Carlo Model requires the input of subjective assumptions such as the expected volatility, the expected term of the grant, expected market performance, risk-free rate, and expected dividend yield for stock options. The fair value of restricted stock awards and Key Employee Awards is based on the fair market value of AAON common stock on the respective grant dates. The fair value of restricted stock awards is reduced for the present value of dividends. The Key Employee Awards and PSUs do not accrue dividends.
Share-based compensation expense is recognized on a straight-line basis over the service period of the related share-based compensation award. Stock options and restricted stock awards, granted to employees, vested at a rate of 33% per year. Restricted stock awards granted to directors historically vest over the shorter of directors' remaining elected term or one-third each year. Forfeitures are accounted for as they occur.
All share-based compensation awards granted contain a one-year employment requirement (minimum service period) or the entire award is forfeited. If the employee or director is retirement eligible (as defined by the Long Term Incentive Plans) or becomes retirement eligible during service period of the related share-based compensation award, the service period is the lesser of 1) the grant date (plus one year), if retirement eligible on grant date, or 2) the period between grant date (plus one year) and retirement eligible date. Forfeitures are accounted for as they occur.
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
The Key Employee Awards cliff vested on December 31, 2023. Share-based compensation expense was recognized on a straight-line basis over the service period of the Key Employee Awards as the performance conditions were satisfied. The Key Employee Awards were subject to several service and performance conditions, as defined by the Key Employee Award agreement, which allowed the holder to retain an amount of the awards as a result of certain termination conditions or a change in common control. Forfeitures were accounted for as they occurred.
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
Revenue Recognition
Due to the highly customized nature of many of the Company’s products and each product not having an alternative use to the Company without significant costs to the Company, the Company recognizes revenue over time as progress is made toward satisfying the performance obligations of each contract. The Company has formal cancellation policies and generally does not accept returns on these units. As a result, many of the Company’s products do not have an alternative use and an enforceable right to payment, including a reasonable profit margin, and therefore, for these products, we recognize revenue over the time it takes to produce the unit.
Contract costs include direct materials, direct labor, installation, freight and delivery, commissions and royalties. Other costs not related to contract performance, such as indirect labor and materials, small tools and supplies, operating expenses, field rework and back charges are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are estimated and recognized by the Company throughout the life of the contract. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of billings is shown as a contract asset within our consolidated balance sheets, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a contract liability within our consolidated balance sheets.
The Company recognizes revenue, presented net of sales tax, when it satisfies the performance obligation in its contracts. For certain manufactured equipment contracts and parts sales, the primary performance obligation in such a contract is delivery of the requested manufactured equipment. We satisfy the performance obligation when the control is passed to the customer, generally at time of shipment. Final sales prices are fixed based on purchase orders.
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
Representatives and Third Party Products
We are responsible for billings and collections resulting from all sales transactions, including those initiated by our independent manufacturer representatives (“Representatives”). Representatives are national companies that are in the business of providing heating, ventilation, and air conditioning (“HVAC”) units and other related products and services to customers. The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order. These other related products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”). All are associated with the purchase of an HVAC unit but may be provided by the Representative or another third party. Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order. We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. The Company is considered the principal for the equipment we design and manufacture and records that revenue gross. The Company has no control over the Third Party Products to the end customer and the Company is under no obligation related to the Third Party Products. Amounts related to Third Party Products are not recognized as revenue but are recorded as a liability and are included in accrued liabilities on the consolidated balance sheets.
The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives was $34.0 million, $59.2 million, and $39.1 million for each of the years ended December 31, 2024, 2023, and 2022, respectively.

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
Leases
New leases entered into by the Company are assessed at lease inception for proper lease classification. At December 31, 2024, and 2023, all of our leases are classified as operating leases.
We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our consolidated balance sheets as of December 31, 2024, and 2023, and the rent expense for these short-term leases is not significant.
As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate represents the interest rate that we would pay to borrow an amount equal to the lease payments over a similar term in a similar economic environment.
Expense related to these leases is recognized on straight-line basis over the lease term. Certain of our leases contain escalating lease payments based on predefined increases. Most leases contain options to renew or terminate. Right-of-use assets and lease liabilities reflect only the options that the Company is reasonably certain to exercise.
The Company’s leases generally require us to pay for insurance, taxes, utilities, and other operating costs. These payments are not included in the right-of-use asset or lease liability and are expensed as incurred.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because these estimates and assumptions require significant judgment, actual results could differ from those estimates and could have a significant impact on our results of operations, financial position, and cash flows. We reevaluate our estimates and assumptions as needed, but at a minimum on a quarterly basis. The most significant estimates include, but are not limited to, inventory valuation, inventory reserves, warranty accrual, income taxes, useful lives of property, plant, and equipment, estimated future use of leased property, share-based compensation, revenue percentage of completion and estimated costs to complete. Actual results could differ materially from those estimates.

3. Disaggregated Revenue Disclosures
The following tables show disaggregated net sales by reportable segment (Note 23) by major product brand, net of intercompany sales eliminations.

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products

	Year Ended December 31, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$858,711	$116,931	$—	$975,642
BASX Products	—	26,940	198,053	224,993
	$858,711	$143,871	$198,053	$1,200,635

	Year Ended December 31, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$897,919	$104,073	$—	$1,001,992
BASX Products	—	8,247	158,279	166,526
	$897,919	$112,320	$158,279	$1,168,518

	Year Ended December 31, 2022
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$663,845	$107,290	$—	$771,135
BASX Products	—	—	117,653	117,653
	$663,845	$107,290	$117,653	$888,788

Aftermarket part sales were $76.9 million, $67.7 million, $53.6 million for each of the years ended December 31, 2024, 2023, and 2022, respectively.

4. Contract Assets and Liabilities
Opening and closing balances of contract assets and contract liabilities are as follows:

	December 31,
	2024	2023	2022
	(in thousands)
Contract assets	$135,820	$45,194	$15,151
Less: Allowance for credit losses	(399)	—	—
Contract assets, net	135,421	45,194	15,151

Contract liabilities	(14,913)	(13,757)	(21,424)
Total, net	$120,508	$31,437	$(6,273)

Costs and estimated earnings on uncompleted contracts and related billings are as follows:

	December 31,
	2024	2023
	(in thousands)
Costs incurred on uncompleted contracts	$133,593	$92,394
Estimated earnings	97,074	66,280
	230,667	158,674

Less: Contract billings to date	(112,786)	(127,433)
Less: Allowance for credit losses	(399)	—
Plus: Completed contracts, unbilled	3,026	196
Total, net	$120,508	$31,437
Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $12.5 million, $21.4 million, and $7.5 million for each of the years ended December 31, 2024, 2023, and 2022, respectively. Typically, we expect to satisfy performance obligations relating to uncompleted in-process contracts within one year or less, however, timing of performance obligations can vary from timing of payment, production scheduling and timing of customer installation requirements. Increases in contract assets are mainly due to the increased production and increased demand of our BASX branded products.

5. Leases
The Company has lease arrangements for certain administrative, manufacturing and warehousing facilities and equipment. Lease expiration dates, including expected renewal options, range from February 2025 to November 2033, with the weighted average remaining term being 6.6 years. The discount rates used to calculate the present value of lease payments range from 1.3% to 6.6% as of December 31, 2024. All leases are classified as operating leases.

		December 31,
	Balance Sheet Classification	2024	2023
		(in thousands)
Right-of-use assets	Right of use assets	$15,436	$11,774
Current lease liability	Accrued liabilities	2,481	2,021
Noncurrent lease liability	Other long-term liabilities	13,592	10,201
Since 2018, the Company has leased the manufacturing, engineering and office space used by our operations in Parkville, Missouri. The lease term is through December 2032.
In November 2022, the Company entered into a lease arrangement for additional storage facilities in Tulsa, Oklahoma to support our operations. The lease added an additional 198,000 square feet to our operations. In January 2024, we amended the lease for an additional 157,550 square feet for operations and parts distribution. The amended lease term will expire January 2039.
In July 2023, the Company entered into a lease agreement with a start date of September 2023, for land and approximately 72,000 square feet of facilities in Redmond, Oregon to support our manufacturing operations. The lease term will expire November 2033 with additional renewal options.
We also lease six properties near our Redmond location. In the aggregate, these leases contain approximately 61,000 square feet of additional warehouse space, office space, as well as outside storage. These leases have expiring terms from February 2025 to May 2028.
Total undiscounted future lease payments are as follows:

(in thousands)
2025	$3,370
2026	3,295
2027	3,259
2028	3,130
2029	1,486
Thereafter	4,917

6. Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	December 31,
	2024	2023	2022
	(in thousands)
Accounts receivable	$148,472	$138,431	$127,635
Less: Allowance for credit losses	(1,038)	(323)	(477)
Total, net	$147,434	$138,108	$127,158

	Years Ended December 31,
	2024	2023	2022
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$323	$477	$549
Provisions for (recoveries of) expected credit losses, net of adjustments	720	(142)	359
Accounts receivable written off, net of recoveries	(5)	(12)	(431)
Balance, end of period	$1,038	$323	$477
7. Inventories
The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2024	2023
	(in thousands)
Raw materials	$192,136	$211,259
Work in process	20	5,523
Finished goods	456	2,910
Total, gross	192,612	219,692
Less: Allowance for excess and obsolete inventories	(5,192)	(6,160)
Total, net	$187,420	$213,532

	Years Ended December 31,
	2024	2023	2022
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$6,160	$4,527	$1,787
Provisions for excess and obsolete inventories	4,540	5,480	2,852
Inventories written off	(5,508)	(3,847)	(112)
Balance, end of period	$5,192	$6,160	$4,527
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

8. Property, Plant and Equipment
Our property, plant and equipment consist of the following:

	December 31,
	2024	2023
Property, plant and equipment:	(in thousands)
Land	$17,148	$15,438
Buildings	315,854	205,841
Machinery and equipment	436,891	391,366
Furniture and fixtures	50,105	40,787
Total property, plant and equipment	819,998	653,432
Less: Accumulated depreciation	309,642	283,485
Property, plant and equipment, net	$510,356	$369,947
Depreciation expense is as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Depreciation expense	$54,000	$41,137	$31,507
9. Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	December 31,
	2024	2023
Definite-lived intangible assets	(in thousands)
Intellectual property	$12,450	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	22,265	3,323
Less: Accumulated amortization	(18,573)	(9,838)
Total, net	63,689	53,482

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$78,260	$68,053

Amortization expense is as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Amortization expense	$8,735	$5,331	$3,599

The weighted-average amortization period for definite-lived intangible assets are as follow as of December 31, 2024:

(in years)
Intellectual property	17.3
Customer relationships	10.9
Capitalized internal-use software	2.7
Definite-lived intangible assets	11.4

Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2025	$7,018
2026	5,403
2027	5,356
2028	4,891
2029	4,528
Thereafter	24,792
Total future amortization expense	51,988
Internal-use software projects in process	11,701
Total	$63,689
Goodwill
The changes in the carrying amount of goodwill were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of period	$81,892	$81,892	$85,727
Decreases due to acquisition adjustments	—	—	(3,835)
Balance, end of period	$81,892	$81,892	$81,892
The acquisition adjustments were recorded during the first quarter of 2022. The revisions were the result of the finalization of our preliminary estimates and third-party valuation models related to the acquisition of BASX (Note 17) in 2021. The impact of such revisions on consolidated net income was not significant.

10.  Supplemental Cash Flow Information

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosures:	(in thousands)
Interest paid	$2,811	$4,817	$2,412
Income taxes paid, Federal	39,394	50,200	15,742
Income taxes paid, State	10,530	13,176	3,551

Operating activities - other:
Gain on disposition of assets	$(23)	$(13)	$(12)
Foreign currency transaction loss (gain)	37	(10)	41
Interest income on note receivable	(18)	(21)	(22)
Total, other	$(4)	$(44)	$7

Non-cash investing and financing activities:
Non-cash capital expenditures	$202	$287	$1,919
Contingent shares issued (Note 17)	6,364	—	—
11. Warranties
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
Changes in the warranty accrual are as follows:

	Years Ended December 31,
	2024	2023	2022
Warranty accrual:	(in thousands)
Balance, beginning of period	$20,573	$15,682	$13,769
Payments made	(12,959)	(11,274)	(6,584)
Warranty expense	16,727	16,165	8,497
Balance, end of period	$24,341	$20,573	$15,682

Warranty expense by reportable segment (Note 23) is as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
AAON Oklahoma	$13,446	$13,126	$6,069
AAON Coil Products	1,931	1,706	1,599
BASX	1,350	1,333	829
Total	$16,727	$16,165	$8,497

12. Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	December 31,
	2024	2023
	(in thousands)
Warranty	$24,341	$20,573
Due to representatives	21,808	14,428
Payroll	16,961	18,829
Profit sharing	2,628	7,596
Workers' compensation	608	338
Medical self-insurance	3,085	1,460
Customer prepayments	7,714	2,621
Donations, short-term	599	381
Accrued income taxes	—	1,170
Employee vacation time	12,084	10,315
Extended warranties, short-term	3,153	2,387
Lease liability, short-term	2,481	2,021
Other	3,885	3,389
Total	$99,347	$85,508
Other long-term liabilities were comprised of the following:

	December 31,
	2024	2023
	(in thousands)
Lease liability	$13,592	$10,201
Extended warranties	7,151	6,082
Donations and other	—	524
Total	$20,743	$16,807
13. Debt
On December 16, 2024, we amended our Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Amended Loan Agreement”), to include an $80.0 million term loan (“Term Loan”). The Amended Loan Agreement provides for a $200.0 million revolving credit facility (the “Revolver”) and an option to increase the maximum borrowings to $300.0 million.

Revolver

	December 31,
	2024	2023
	(in thousands)
Total Revolver Commitment	$200,000	$200,000
Less: Revolver borrowings outstanding	76,467	38,328
Less: Standby letters of credit	300	2,300
Borrowings available under the Revolver	$123,233	$159,372
The Revolver expires on May 27, 2027.

Term Loan

	December 31,
	2024	2023
	(in thousands)
Term loan, short-term	$16,000	$—
Term loan, long-term	62,424	—
Total Term Loan	$78,424	$—
The Term Loan is payable in equal monthly installments, plus interest, over 60 months, expiring December 16, 2029.

Interest Rates
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate (“SOFR”) plus the applicable margin. The outstanding amount under the Term Loan bears interest at the SOFR plus a credit spread adjustment of 0.10% per annum plus the Applicable Margin.
Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company’s leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company’s leverage ratio.
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the years ended December 31, 2024, 2023, and 2022, respectively.
Weighted average interest rate of our borrowings outstanding are as follows:

	Years Ended December 31,
	2024	2023	2022
Revolver	6.3%	6.3%	3.0%
Term loan[1]	0.1%	*[1]	*[1]
[1] Funds were borrowed on December 16, 2024. No borrowings outstanding during the years ended December 31, 2023 and 2022

If SOFR cannot be determined pursuant to the definition, as defined by the Amended Loan Agreement, any outstanding effected loans will be deemed to have been converted into alternative base rate (“ABR”) loans. ABR loans would bear interest at a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, or (c) daily simple SOFR for a one-month tenor in effect on such day plus 1.00%. As of December 16, 2024, as defined by the Amended Loan Agreement, if the SOFR cannot be determined any outstanding balance will bear interest at the Prime Rate in effect on such day.
Debt Covenants
At December 31, 2024, we were in compliance with our financial covenants as defined by the Amended Loan Agreement. These covenants included a financial covenant that we meet certain parameters related to our leverage ratio. At December 31, 2024, our leverage ratio was 0.57 to 1.0, which meets the requirement of not being above 3 to 1.

14.  Income Taxes
The provision for income taxes consists of the following:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Current	$44,638	$52,058	$37,489
Deferred	(6,606)	(6,527)	(13,332)
Income tax provision	$38,032	$45,531	$24,157
The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate before the provision for income taxes.
The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022

Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	4.7%	3.9%	4.1%
Change in valuation allowance	—%	(1.4)%	—%
Excess tax benefits related to share-based compensation (Note 15)	(7.9)%	(4.0)%	(2.4)%
Return to provision	(0.1)%	0.2%	(0.3)%
Non-deductible executive compensation	2.1%	1.7%	—%
Research and development tax credits	(1.4)%	(1.2)%	(2.1)%
Other	—%	0.2%	(0.9)%
Effective tax rate	18.4%	20.4%	19.4%
The Company had investment tax credit carryforwards with a valuation allowance reserved against them as we did not have sufficient taxable income to utilize the carryforwards, in part because we generated more credit each year than we were able to utilize. Because the Company will not generate additional excess credits after our 2022 tax year, we will be able to use our credit carryforwards against future taxable income and the related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the income tax provision for the year ended December 31, 2023. As of December 31, 2024, we have investment tax credit carryforwards of approximately $0.9 million. These credits have estimated expirations from the year 2039 through 2043.
The Company recorded an excess tax benefit of $16.4 million for the year ended December 31, 2024, as compared to $8.9 million and $3.0 million during the same periods in 2023 and 2022, respectively. The excess tax benefit is related to the timing of stock option exercises as a result of our high stock price during the year ended December 31, 2024.
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 162(m), the tax deduction for covered executives of public companies is limited to $1.0 million per individual. Because of the increase in our stock price and timing of executive stock option exercises this resulted in an increase to the income tax provision of $4.3 million and $3.8 million for the years ended December 31, 2024, and 2023, respectively.
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
The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred income tax assets (liabilities):
Allowance for credit losses and inventory reserves	$1,741	$1,724
Warranty accrual	6,386	5,462
Other accruals	8,034	3,989
Share-based compensation	8,853	8,560
Research & development expenses	29,140	18,647
Oklahoma investment credit carryforward	689	2,306
Other, net	3,079	1,673
Net deferred income tax assets	57,922	42,361
Property & equipment	(57,086)	(54,495)
Total deferred income tax liabilities	(57,086)	(54,495)
Net deferred income tax asset (liabilities)	$836	$(12,134)
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 174, research and development expenses incurred after December 31, 2021, are required to be capitalized and amortized over five years. The amortization requirements for tax purposes is a mid-year convention, meaning that the tax amortization is 10% in the year of acquisition, 20% in the following four years, and 10% in the final year.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
The Company’s estimated annual 2024 effective tax rate, excluding discrete events, is approximately 24.7%. We file income tax returns in the U.S., state and foreign income tax jurisdictions. We are subject to U.S. income tax examinations for the tax years 2021 to present, and to non-U.S. income tax examinations for the tax years 2020 to present. In addition, we are subject to state and local income tax examinations for tax years 2020 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.
15. Share-Based Compensation
On May 22, 2007, our stockholders adopted a Long-Term Incentive Plan (as amended, “2007 Plan”) which provided an additional 5.0 million shares that could be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance units, and performance awards. Under the 2007 Plan, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant.
On May 24, 2016, our stockholders adopted the 2016 Long-Term Incentive Plan (“2016 Plan”) which provides for approximately 13.4 million shares, comprised of 5.1 million new shares provided for under the 2016 Plan, approximately 0.6 million shares that were available for issuance under the previous 2007 Plan that are now authorized for issuance under the 2016 Plan, approximately 3.9 million shares that were approved by the stockholders on May 15, 2018, and an additional 3.8 million shares that were approved by the stockholders on May 12, 2020.
On May 21, 2024, our stockholders adopted the 2024 Long-Term Incentive Plan (“2024 Plan”) which provides for approximately 2.7 million new shares and approximately 3.7 million shares that were issued and outstanding under the 2016 Plan (as of May 21, 2024) that are now authorized for issuance under the 2024 Plan. The 3.7 million shares issued and outstanding under the 2016 Plan are only eligible for issuance under the 2024 Plan upon forfeiture, expiration, or cancellation.
Under the 2024 Plan and previously under the 2016 Plan (collectively, the “LTIP Plans”), shares can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalent rights, and other awards. Under the LTIP Plans, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant. The LTIP Plans are administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as is designated by the Board of Directors (the “Committee”). Membership on the Committee is limited to independent directors. The Committee may delegate certain duties to one or more officers of the Company as provided in the LTIP Plans. The Committee determines the persons to whom awards are to be made, determines the type, size and terms of awards, interprets the LTIP Plans, establishes and revises rules and regulations relating to the LTIP Plans and makes any other determinations that it believes necessary for the administration of the LTIP Plans.
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the years ended December 31, 2024, 2023, and 2022 using a Black Scholes-Merton Model:

	2024	2023	2022

Directors and SLT[1]:
Expected dividend yield	$0.32	$0.32	$0.25
Expected volatility	37.89%	37.89%	36.07%
Risk-free interest rate	4.14%	4.39%	2.31%
Expected life (in years)	4.0	4.0	4.0
Employees:
Expected dividend yield	$0.32	$0.32	$0.25
Expected volatility	33.59%	38.25%	37.49%
Risk-free interest rate	4.27%	4.41%	2.35%
Expected life (in years)	3.0	3.0	3.0
[1] Senior Leadership Team (“SLT”) consists of officers and key members of management.
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
The following is a summary of stock options vested and exercisable as of December 31, 2024:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	of	Contractual	Exercise	Intrinsic
Prices	Shares	Life	Price	Value
				(in thousands)
$13.95 - 27.58	1,198,377	3.54	$25.44	$110,544
$28.28 - 37.07	442,471	5.79	31.60	38,089
$37.09 - 140.76	316,087	6.72	50.72	21,164
Total	1,956,935	4.56	$30.91	$169,797

A summary of option activity under the plans is as follows:

		Weighted Average Exercise
Options	Shares	Price

Outstanding at December 31, 2023	3,619,585	$33.09
Granted	418,669	80.17
Exercised	(1,016,515)	31.34
Forfeited or Expired	(63,868)	54.78
Outstanding at December 31, 2024	2,957,871	$39.83
Exercisable at December 31, 2024	1,956,935	$30.91
The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2024, is $8.7 million and is expected to be recognized over a weighted average period of 1.9 years.
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $65.1 million, $39.0 million, and $16.0 million, respectively. The cash received from options exercised during the year ended December 31, 2024, 2023, and 2022 was $31.9 million, $33.3 million, and $23.1 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends. At December 31, 2024, unrecognized compensation cost related to unvested restricted stock awards was approximately $4.7 million which is expected to be recognized over a weighted average period of 1.7 years.
A summary of the unvested restricted stock awards is as follows:

		Weighted Average Grant Date
Restricted stock	Shares	Fair Value

Unvested at December 31, 2023	187,084	$44.07
Granted	65,661	78.54
Vested	(100,236)	41.05
Forfeited	(8,217)	58.87
Unvested at December 31, 2024	144,292	$61.01
PSUs
We have awarded PSUs to certain officers and employees under our LTIP Plans. Unlike our restricted stock awards, these PSUs are not considered legally outstanding and do not accrue dividends during the vesting period. These PSUs vest based on the level of achievement with respect to the Company's total shareholder return (“TSR”) benchmarked against similar companies included in the capital goods sector of the S&P Smallcap 600 Index. The TSR measurement period is three years. At the end of the measurement period, each award will be converted into AAON common stock at 0% to 200% of the PSUs held, depending on overall TSR as compared to the S&P SmallCap 600 Index benchmark companies.
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of December 31, 2024, is $4.6 million and is expected to be recognized over a weighted average period of approximately 1.5 years.

The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the years ended December 31, 2024, 2023, and 2022, using a Monte Carlo Model:

	2024	2023	2022
Expected dividend rate	$0.32	$0.32	$0.25
Expected volatility	33.99%	32.71%	37.60%
Risk-free interest rate	4.31%	4.66%	2.00%
Expected life (in years)	2.80	2.80	2.80
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.
A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	152,112	$54.88
Granted	48,181	106.24
Additional payout[1]	2,059	58.53
Vested	(21,919)	58.53
Forfeited	(11,085)	69.38
Unvested at December 31, 2024 [2,3]	169,348	$68.12
[1] The additional number of PSUs earned based on a 110% achievement at December 31, 2023 for awards vesting in 2024.
[2] Consists of 68,850 PSUs cliff vesting December 31, 2024, 54,761 PSUs cliff vesting December 31, 2025, and 45,737 PSUs cliff vesting December 31, 2026.
[3] The 68,850 PSUs cliff vesting December 31, 2024 were approved by the Compensation Committee and issued to holders in January 2025.
Key Employee Awards
As part of the December 2021 acquisition of BASX, the Company granted 39,899 Key Employee Awards. Unlike our restricted stock awards under the LTIP Plans, the Key Employee Awards are not considered legally outstanding and do not accrue dividends during the vesting period. The issuance of the Key Employee Awards was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ending 2021, 2022 and 2023 as defined by the BASX acquisition membership interest purchase agreement (“MIPA Agreement”) and continued employment with the Company. At the end of the earn-out period, ending December 31, 2023, each eligible Key Employee Award vested and was converted into common stock. The fair value of Key Employee Awards is based on the fair market value of AAON common stock on the grant date. The weighted average grant date fair value of the key awards was $53.45. All pre-tax compensation cost has been recognized as of December 31, 2023.

Summary of Share-based Compensation
A summary of share-based compensation is as follows for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Grant date fair value of awards during the period:	(in thousands)
Options	$9,496	$5,259	$6,522
PSUs	5,119	4,907	3,671
Restricted stock	5,157	4,505	2,275
Total	$19,772	$14,671	$12,468

	2024	2023	2022
Share-based compensation expense:	(in thousands)
Options	$8,085	$8,810	$8,585
PSUs	4,010	2,561	958
Restricted stock	4,634	3,977	3,105
Key employee awards	—	1,036	1,052
Total	$16,729	$16,384	$13,700

	2024	2023	2022
Income tax benefit related to share-based compensation:	(in thousands)
Options	$14,878	$8,138	$2,715
PSUs	169	—	—
Restricted stock	1,064	720	241
Key Employee Awards	$282	$—	$—
Total	$16,393	$8,858	$2,956
16. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees’ deferral rates will be increased to 6.0% unless their current rate is above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses for the years ended 2024, 2023, and 2022.
The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$20,255	$18,264	$15,475

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
Prior to January 1, 2024, BASX had a separate employee incentive program (“EIP”) under which 5.0% of BASX’s pre-tax profit, plus certain add backs, was paid ratably to eligible employees based on days-of-pay during the fiscal year. Eligible employees are regular full-time and part-time employees who have worked during the year and are still employed when the EIP payment is made following the end of the fiscal year, excluding members of BASX’s senior leadership team and any employee-paid commissions or royalties. This incentive program ended December 31, 2023.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Profit sharing bonus plan and employee incentive plan expense	$19,948	$24,590	$14,009
Employee Medical Plan
We self-insure for our employees’ health insurance and make medical claim payments up to certain stop-loss amounts. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plans. In addition, the Company matches 175.0% of a participating employee's allowed contributions to a qualified health saving account to assist employees with our health insurance plan deductibles. BASX employees joined the Company's medical plan and benefits on January 1, 2024.
BASX was insured for healthcare coverage through a third party through December 31, 2023. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plans. In addition, the Company contributes certain amounts for BASX’s employees enrolled in a high deductible plan to a qualified health savings account to assist employees with health insurance plan deductibles. This healthcare coverage ended December 31, 2023.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Medical claim payments	$18,471	$14,759	$10,459
Health saving account contributions	9,248	4,961	3,862

17.  Stockholders’ Equity
Stock Repurchases
The Board has authorized one active stock repurchase program for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
Our authorized open market repurchase programs during the periods are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
March 13, 2020	$20 million[1]	November 9, 2022
November 3, 2022	$50 million[1]	February 27, 2024
February 27, 2024	$50 million[1]	June 4, 2024
June 4, 2024	$50 million[2]	June 14, 2024
February 25, 2025	$100 million	**[3]
[1] Repurchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
[2] Repurchases made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
[3] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board.
Company also had a stock repurchase arrangement by which employee-participants in our 401(k) Plan were entitled to have shares of AAON stock in their accounts sold to the Company. The 401(k) Plan was amended in June 2022 to discontinue this program. No additional shares have been purchased by the Company under this arrangement since June 2022.

Lastly, the Company repurchases shares of AAON, Inc. stock related to the LTIP Plans (Note 15) at current market prices.
Our repurchase activity is as follows:

	2024			2023			2022
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	1,353,564	$100,034	$73.90	402,873	$25,009	$62.08	183,168	$6,823	$37.25
401(k)	—	—	—	—	—	—	155,904	5,913	37.93
Employees	92,444	8,037	86.94	21,904	1,302	59.44	25,842	1,019	39.43
Total	1,446,008	$108,071	$74.74	424,777	$26,311	$61.94	364,914	$13,755	$37.69

Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date[1]	Record Date	Payment Date	per Share	per Share
May 18, 2022	June 3, 2022	July 1, 2022	$0.13	$0.26
November 8, 2022	November 28, 2022	December 16, 2022	$0.16	$0.32
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
[1] Effective with the cash dividend declared on March 1, 2023 (paid on March 31, 2023), the Company moved from semi-annual cash dividends to quarterly cash dividends.
We paid cash dividends of $26.1 million, $26.4 million, and $22.9 million in 2024, 2023, and 2022, respectively.
Stock Split
On July 7, 2023, the Board of Directors declared a three-for-two stock split of the Company’s common stock to be paid in the form of a stock dividend. Stockholders of record at the close of business on July 28, 2023, received one additional share for every two shares they held as of that date on August 16, 2023 (ex-dividend date August 17, 2023). Cash was paid in lieu of fractional shares (approximately $0.5 million). All share and per share information has been updated to reflect the effects of this stock split.
Contingent Shares Issued in BASX Acquisition
On December 10, 2021, we closed on the acquisition of BASX. Under the MIPA Agreement, we committed to $78.0 million in the aggregate of contingent consideration to the former owners of BASX, which was payable in approximately 1.56 million shares of AAON stock, par value of $0.004 per share. The shares did not accrue dividends.
Under the MIPA Agreement, the issuance of shares to the former owners of BASX was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ended 2021, 2022, and 2023. In March 2024, we issued the remaining 0.2 million shares related to the earn-out milestone for the year ended 2023. As a result of the shares issued in March 2024, the tax basis exceeded the book basis for consideration paid resulting in a deferred tax asset and an increase to additional paid-in capital of 6.4 million, respectively, on our consolidated balance sheet. The deferred tax asset is expected to be amortized over fifteen years. We previously issued 0.6 million shares and 0.7 million related to the earn-out milestones for the years ended 2022 and 2021, respectively. All shares have been issued as private placements exempt from registration with the SEC under Rule 506(b) and are included in common stock on the consolidated statements of stockholders' equity.
Authorized Shares Outstanding
An amendment to the Company’s Articles of Incorporation to increase its total authorized common shares from 100,000,000 to 200,000,000 was approved by our stockholders on May 21, 2024, at the Company’s Annual Meeting. On July 9, 2024, a Certificate of Amendment was filed with the Nevada Secretary of State to effectuate the increase in authorized shares.

18.  New Markets Tax Credit
2019 New Markets Tax Credit
On October 24, 2019, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2019 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2019 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “2019 Project”). In connection with the 2019 NMTC transaction, the Company received a $23.0 million NMTC allocation for the Project and secured low-interest financing and the potential for future debt forgiveness related to the 2019 Project.
Upon closing of the 2019 NMTC transaction, the Company provided an aggregate of approximately $15.9 million to the 2019 Investor, in the form of a loan receivable, with a term of 25 years, bearing an interest rate of 1.0%. This $15.9 million in proceeds plus capital contributed from the 2019 Investor was used to make an aggregate $22.5 million loan to a subsidiary of the Company. This financing arrangement is secured by equipment at the Company’s Longview, Texas facilities and a guarantee from the Company, including an unconditional guarantee of the NMTCs.
This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2019 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2019 Investor’s interest of $6.5 million is recorded in new markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.3 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
2023 New Markets Tax Credit
On April 25, 2023, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2023 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2023 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations (the “2023 Project”). In connection with the 2023 NMTC transaction, the Company received a $23.0 million NMTC allocation for the 2023 Project and secured low-interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
Upon closing of the 2023 NMTC transaction, the Company provided an aggregate of approximately $16.7 million to the 2023 Investor, in the form of a loan receivable, with a term of 25 years, bearing an interest rate of 1.0%. This $16.7 million in proceeds plus capital contributed from the 2023 Investor was used to make an aggregate $23.8 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The net proceeds from the closing of the 2023 NMTC are included in restricted cash on our consolidated balance sheets required to be used for the 2023 Project.
This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2023 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2023 Investor's interest of $5.8 million is recorded in new markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
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
Upon closing of the 2024 NMTC transaction, the Company provided an aggregate of approximately $11.0 million to the 2024 Investor, in the form of a loan receivable, with a term of 25 years, bearing an interest rate of 1.0%. This $11.0 million in proceeds plus capital contributed from the 2024 Investor was used to make an aggregate

$16.0 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The net proceeds from the closing of the 2024 NMTC are included in restricted cash on our consolidated balance sheets required to be used for the 2024 Project.
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
The 2019 Investor, 2023 Investor, and 2024 Investor and its majority-owned community development entity are considered VIEs and the Company is the primary beneficiary of the VIEs. Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the 2019 NMTC, 2023 NMTC, or 2024 NMTC arrangements, respectively.

19.  Commitments and Contingencies
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
On September 28, 2023, the parties attended a court-ordered settlement conference and agreed to resolve the case for $7.5 million. A settlement agreement was entered into on October 25, 2023 and the case has been dismissed with prejudice. The settlement of $7.5 million has been included in selling, general and administrative expenses on our consolidated statement of income. The final payment was made on October 26, 2023.
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
We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed-price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of December 31, 2024, except as noted below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. In 2024 and 2023, the Company made payments of $11.7 million and $10.1 million on this contract, respectively. Estimated minimum future payments are $9.1 million, $10.5 million, and $11.2 million for 2025, 2026, and 2027, respectively. We had no other material contractual purchase obligations as of December 31, 2024.

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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to SEC’s Disclosure Update and Simplification Initiative. The new guidance is intended to update a variety of disclosure requirements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. Upon adoption, this ASU is not expected to have a material impact on the Company’s financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this standard for fiscal year ended 2024. Upon adoption, this ASU did not have a material impact on the Company’s financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Upon adoption, this ASU is not expected to have a material impact on the Company’s financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The new guidance requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.

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
The following table sets forth the computation of basic and diluted earnings per share:

	2024	2023	2022
Numerator:	(in thousands, except share and per share data)
Net income	$168,559	$177,623	$100,376
Denominator:
Basic weighted average shares	81,473,131	81,156,114	79,582,480
Effect of dilutive shares related to stock based compensation[1]	2,109,206	1,972,380	1,264,175
Effect of dilutive shares related contingent consideration[2]	47,165	166,796	298,955
Diluted weighted average shares	83,629,502	83,295,290	81,145,610
Earnings per share:
Basic	$2.07	$2.19	$1.26
Dilutive	$2.02	$2.13	$1.24
Anti-dilutive shares:
Shares	235,188	314,108	908,221
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 15)
[2] Dilutive shares related to contingent shares issued to former owners of BASX (Note 17)
22.  Related Parties
The following is a summary of transactions and balances with affiliates:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Sales to affiliates	$9,709	$7,860	$5,789
Payments to affiliates	1,632	1,476	1,318

		December 31,
		2024	2023
		(in thousands)
Due from affiliates		$1,055	$994
Due to affiliates		369	145
The nature of our related party transactions is as follows:
•The Company sells units to an entity owned by a member of the CEO’s immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products.

•The Company purchases some supplies from entities controlled by two of the Company’s board members and a member of the Company's executive management team.
•The Company periodically makes part sales and made payments to a board member related to a consulting agreement.
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
23. Segments
The Company has determined that it has three reportable segments for financial reporting purposes.
AAON Oklahoma: AAON Oklahoma engineers, manufactures and sells semi-custom and custom HVAC systems, designs and manufactures controls solutions, and sells aftermarket parts to customers through retail part stores and online. AAON Oklahoma includes the operations of our Tulsa, Oklahoma, Memphis, Tennessee and Parkville, Missouri manufacturing facilities, two retail locations, and the Norman Asbjornson Innovation Center (“NAIC”) research and development laboratory accredited by the Air Movement and Control Association International, Inc. (“AMCA”).
With the NAIC, a world-class research and development (“R&D”) laboratory in Tulsa, Oklahoma, our products are continuously tested under a variety of extreme environmental conditions to ensure they deliver the ultimate performance, efficiency, and value.
Also located in Tulsa, Oklahoma, our cutting-edge Exploration Center showcases the engineering, design attributes, and premium build quality of our equipment side-by-side the market alternatives.
AAON Coil Products: AAON Coil Products engineers and manufactures a selection of our semi-custom, and custom HVAC systems as well as a variety of heating and cooling coils to be used in HVAC systems, mostly for the benefit of AAON Oklahoma, AAON Coil Products, and BASX. AAON Coil Products consists of operations at our Longview, Texas manufacturing facilities. BASX branded products are also manufactured in Longview.
BASX: BASX engineers, manufactures, and sells an array of custom, high-performance cooling solutions for the rapidly growing hyperscale data center market, ventilation solutions for cleanroom environments in the bio-pharmaceutical, semiconductor, medical and agriculture markets, and highly custom, air handlers and modular solutions for a vast array of markets. BASX consists of operations at our Redmond, Oregon manufacturing facilities.
The Company’s chief decision maker (“CODM”), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment’s net sales, cost of sales, and gross profit directly attributable to our segments. The CODM does not evaluate operating segments using asset or liability information.
Due to the integrated nature of our Company as well as the increasing production of both AAON and BASX branded products across different segments, other costs and expenses, such as selling, general and administrative including corporate expense, are evaluated and resources allocated at a consolidated level.
The following table summarizes certain financial data related to our segments and significant segment expenses and other segment items regularly reviewed by our CODM. Transactions between segments are recorded based on prices negotiated between the segments. The cost of sales and gross profit amounts shown below are presented after elimination entries.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
AAON Oklahoma
External sales	$858,711	$897,919	$663,845
Inter-segment sales	6,336	4,324	3,251
Eliminations	(6,336)	(4,324)	(3,251)
Net sales	858,711	897,919	663,845
Cost of sales[1]	556,305	577,852	490,862
Gross profit	302,406	320,067	172,983

AAON Coil Products
External sales	$143,871	$112,320	$107,290
Inter-segment sales	38,373	38,831	30,932
Eliminations	(38,373)	(38,831)	(30,932)
Net sales	143,871	112,320	107,290
Cost of sales[1]	98,106	82,996	73,979
Gross profit	45,765	29,324	33,311

BASX
External sales	$198,053	$158,279	$117,653
Inter-segment sales	666	1,480	79
Eliminations	(666)	(1,480)	(79)
Net sales	198,053	158,279	117,653
Cost of sales[1]	149,115	108,650	86,375
Gross profit	48,938	49,629	31,278

Consolidated gross profit	$397,109	$399,020	$237,572
[1] Presented after intercompany eliminations.

The reconciliation between consolidated gross profit to consolidated income from operations is as follows:
Consolidated gross profit	$397,109	$399,020	$237,572
Less: Selling, general and administrative expenses	188,014	171,539	110,823
Add: Gain on disposal of assets	(23)	(13)	(12)
Consolidated income from operations	$209,118	$227,494	$126,761
The following table presents long-lived assets by reportable segment, which includes property and equipment, net and operating lease assets:

	December 31,
	2024	2023
	(in thousands)
Long-lived assets
AAON Oklahoma	$321,597	$248,556
AAON Coil Products	122,515	83,169
BASX	81,680	49,996
Total long-lived assets	$525,792	$381,721

The following table presents intangible assets and goodwill, net, by reportable segment:

	December 31,
	2024	2023
	(in thousands)
Intangible assets and goodwill
AAON Oklahoma	$22,966	$10,282
AAON Coil Products	—	—
BASX	137,186	139,663
Total intangible assets and goodwill	$160,152	$149,945

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
(a)  Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.
Based upon the evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at December 31, 2024, to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Based on our assessment, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.
(c)  Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
AAON, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.
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
February 27, 2025

Item 9B.  Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 13, 2025.
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
Item 11.  Executive Compensation.
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 13, 2025.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 13, 2025.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item 407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of stockholders scheduled to be held May 13, 2025.
Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2024, 2023, or 2022.
Item 14.  Principal Accountant Fees and Services.
This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 13, 2025.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (i)
		(B)	Amended and Restated Bylaws (ii)

	(4.1)		Amended and Restated Loan Agreement (dated November 24, 2021) and related documents (iii)

	(4.2)		First Amendment to the Amended and Restated Loan Agreement (dated May 27, 2022) and related documents (iv)

	(4.3)		Third Amendment to the Amended and Restated Loan Agreement (dated December 16, 2024) and related documents (v)

	(4.16)		Description of Securities

	(10.1)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (vi)

	(10.2)		AAON, Inc. 2016 Long-Term Incentive Plan (vii)

	(10.3)		AAON, Inc. 2024 Long-Term Incentive Plan (viii)

	(10.4)		Executive Severance Plan (adopted July 30, 2024) (ix)

	(19)		AAON Insider Trading Policy (adopted December 11, 2024)

	(21)		List of Subsidiaries

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(97.1)		Executive Officer Compensation Recovery Policy (x)

	(99.1)		Membership Interest Purchase Agreement - Acquisition of BASX, LLC (dated November 18, 2021) (xi)

	(101)	(INS)	Inline XBRL Instance Document

	(101)	(SCH)	Inline XBRL Taxonomy Extension Schema

	(101)	(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

	(101)	(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

	(101)	(LAB)	Inline XBRL Taxonomy Extension Label Linkbase

	(101)	(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

	(104)		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

		(i)	Incorporated herein by reference to the exhibit to our Form 10-Q dated June 30, 2024.

(ii)	Incorporated herein by reference to the exhibit to our Form 8-K dated March 9, 2023.

(iii)	Incorporated herein by reference to exhibit to our Form 8-K dated November 24, 2021.

(iv)	Incorporated herein by reference to the exhibits to our Form 8-K dated May 27, 2022.

(v)	Incorporated herein by reference to the exhibits to our Form 8-K dated December 16, 2024.

(vi)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915 dated June 24, 2008 and our Form S-8 Registration Statement No. 333-207737 dated November 2, 2015.

(vii)
Incorporated herein by reference to our Form S-8 Registration Statement No. 333-212863 dated August 2, 2016, our Form S-8 Registration Statement No. 333-226512 dated August 2, 2018, and our Form S-8 Registration Statement No. 333-241538 dated August 6, 2020.

(viii)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-279594 dated May 21, 2024 and our Form S-8 POS Registration Statement No. 333-241538 dated June 25, 2024.

(ix)	Incorporated herein by reference to the exhibit to our Form 8-K dated July 30, 2024.

(x)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(xi)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated:	February 27, 2025	By:	/s/ Gary D. Fields
Gary D. Fields, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 27, 2025	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer and Director (principal executive officer)

Dated:	February 27, 2025	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer (principal financial officer)

Dated:	February 27, 2025	/s/ Christopher D. Eason
Christopher D. Eason Principal Accounting Officer

Dated:	February 27, 2025	/s/ Norman H. Asbjornson
Norman H. Asbjornson Director

Dated:	February 27, 2025	/s/ Angela E. Kouplen
Angela E. Kouplen Director

Dated:	February 27, 2025	/s/ Caron A. Lawhorn
Caron A. Lawhorn Director

Dated:	February 27, 2025	/s/ Stephen O. LeClair
Stephen O. LeClair Director

Dated:	February 27, 2025	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	February 27, 2025	/s/ David R. Stewart
David R. Stewart Director

Dated:	February 27, 2025	/s/ Bruce Ware
Bruce Ware Director

Dated:	February 27, 2025	/s/ Luke A. Bomer
Luke A. Bomer Secretary