Form 10-Q
period 2025-03-31
AAON, INC.
filed 2025-05-01
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
Yes ☐                      No ☑

As of April 29, 2025, registrant had outstanding a total of 81,366,138 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2025	December 31, 2024
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$994	$14
Restricted cash	1,389	6,500
Accounts receivable, net	164,977	147,434
Income tax receivable	7,438	4,115
Inventories, net	198,852	187,420
Contract assets, net	188,656	135,421
Prepaid expenses and other	9,438	7,308
Total current assets	571,744	488,212
Property, plant and equipment, net	552,277	510,356
Intangible assets, net and goodwill	160,613	160,152
Right of use assets	14,751	15,436
Deferred tax assets	—	836
Other long-term assets	808	242
Total assets	$1,300,193	$1,175,234

Liabilities and Stockholders' Equity
Current liabilities:
Debt, short-term	$16,000	$16,000
Accounts payable	77,155	44,645
Accrued liabilities	97,041	99,347
Contract liabilities	16,421	14,913
Total current liabilities	206,617	174,905
Debt, long-term	236,417	138,891
Deferred tax liabilities	5,140	—
Other long-term liabilities	20,014	20,743
New markets tax credit obligations[1]	16,153	16,113
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized, 81,348,131 and 81,436,594 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	325	326
Additional paid-in capital	39,020	68,946
Retained earnings	776,507	755,310
Total stockholders’ equity	815,852	824,582
Total liabilities and stockholders’ equity	$1,300,193	$1,175,234
[1] Held by variable interest entities (Note 18)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Net sales	$322,054	$262,099
Cost of sales	235,690	169,857
Gross profit	86,364	92,242
Selling, general and administrative expenses	51,293	45,288
Gain on disposal of assets	(40)	(16)
Income from operations	35,111	46,970
Interest expense, net	(2,802)	(239)
Other income, net	174	77
Income before taxes	32,483	46,808
Income tax provision	3,191	7,792
Net income	$29,292	$39,016
Earnings per share:
Basic	$0.36	$0.48
Diluted	$0.35	$0.46
Cash dividends declared per common share:	$0.10	$0.08
Weighted average shares outstanding:
Basic	81,472,351	81,661,972
Diluted	83,351,536	84,044,670
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2024	81,437	$326	$68,946	$755,310	$824,582
Net income	—	—	—	29,292	29,292
Stock options exercised and restricted	365	1	4,355	—	4,356
stock awards granted
Share-based compensation	—	—	4,021	—	4,021
Stock repurchased and retired	(454)	(2)	(38,302)	—	(38,304)
Dividends	—	—	—	(8,095)	(8,095)
Balances at March 31, 2025	81,348	$325	$39,020	$776,507	$815,852

	Three Months Ended March 31, 2024
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2023	81,508	$326	$122,063	$612,835	$735,224
Net income	—	—	—	39,016	39,016
Stock options exercised and restricted	403	2	9,842	—	9,844
stock awards granted
Contingent shares issued (Note 17)	243	1	6,363	—	6,364
Share-based compensation	—	—	3,957	—	3,957
Stock repurchased and retired	(36)	—	(3,041)	—	(3,041)
Dividends	—	—	—	(6,556)	(6,556)
Balances at March 31, 2024	82,118	$329	$139,184	$645,295	$784,808

The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2025	2024
Operating Activities	(in thousands)
Net income	$29,292	$39,016
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,943	13,437
Amortization of debt issuance costs	52	31
Amortization of right of use assets	25	12
Provision for credit losses on accounts receivable, net of adjustments	88	112
Provision for excess and obsolete inventories, net of write-offs	57	581
Share-based compensation	4,021	3,957
Other	(45)	(10)
Deferred income taxes	5,976	(740)
Changes in assets and liabilities:
Accounts receivable	(17,631)	28,334
Income taxes	(3,323)	8,221
Inventories	(11,489)	16,699
Contract assets	(53,235)	(5,387)
Prepaid expenses and other long-term assets	(2,703)	(4,349)
Accounts payable	21,625	(9,968)
Contract liabilities	1,508	2,770
Extended warranties	37	698
Accrued liabilities and other long-term liabilities	(2,412)	(1,044)
Net cash (used in) provided by operating activities	(9,214)	92,370
Investing Activities
Capital expenditures	(46,723)	(34,688)
Proceeds from sale of property, plant and equipment	40	16
Acquisition of intangible assets	(3,717)	(4,055)
Principal payments from note receivable	12	13
Net cash used in investing activities	(50,388)	(38,714)
Financing Activities
Borrowings of debt	235,925	115,130
Payments of debt	(138,411)	(153,458)
Proceeds from financing obligation, net of issuance costs	—	4,186
Payment related to financing costs	—	(417)
Stock options exercised	4,356	9,844
Repurchase of stock	(31,536)	—
Employee taxes paid by withholding shares	(6,768)	(3,041)
Cash dividends paid to stockholders	(8,095)	(6,556)
Net cash provided by (used in) financing activities	55,471	(34,312)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,131)	19,344
Cash, cash equivalents and restricted cash, beginning of period	6,514	9,023
Cash, cash equivalents and restricted cash, end of period	$2,383	$28,367
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1. General
Basis of Presentation
AAON, Inc. is a Nevada corporation which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc. (“AAON Oklahoma”), an Oklahoma corporation, AAON Coil Products, Inc. (“AAON Coil Products”), a Texas corporation, and BASX, Inc. (“BASX”) an Oregon corporation (collectively, the “Company”). The accompanying unaudited consolidated financial statements of AAON, Inc. and our operating subsidiaries, all of which are wholly-owned, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”).
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
These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2024 is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. All intercompany balances and transactions have been eliminated in consolidation.
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
Macroeconomic Conditions
Beginning in January 2025, the current United States (“U.S.”) Administration began enacting a series of tariffs affecting nearly all goods imported into the U.S. In retaliation, numerous foreign countries imposed reciprocal tariffs and restricted certain exports to the U.S. The continuous changes and uncertainty in tariff policy could impact our cost of materials, parts, or components imported into the U.S. and could impact the availability of supply from our vendors. We expect to continue to pass along some of these costs to our customers, but the increased price of our products could adversely affect the demand, which could have an adverse effect on our business and our earnings.
Due to our favorable liquidity position, we are well positioned to make strategic purchases of materials when we see opportunities or potential disruptions in our supply chain. While we source a significant amount of our inventory and supplies from domestic vendors, certain vendors may source components internationally. We have experienced supply chain challenges related to specific manufacturing parts, which could be exacerbated by the trade conflict. We manage our supply chain challenges through strong vendor relationships as well as expanding our list of available vendors.
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
•In March 2025, we awarded annual merit raises for an overall 4.0% increase to wages.
Despite efforts to mitigate the potential business impacts of trade conflict, supply chain challenges, and a tight labor market, future increases in the cost of materials, parts, components, or labor, in addition to supply chain disruptions, while temporary, could negatively impact our consolidated financial position, results of operations, and cash flows.
Accounting Policies
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill at March 31, 2025, is expected to be tax deductible in future periods. Indefinite-lived intangible assets consist of trademarks and trade names. Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. ASUs not listed or included within the Company's Annual Report on Form 10-K for the year ended December 31, 2024, were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.

2.  Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 21) by major source, net of intercompany sales eliminations.

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products

	Three months ended March 31, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$161,838	$27,655	$—	$189,493
BASX Products	—	66,368	66,193	132,561
	$161,838	$94,023	$66,193	$322,054

	Three months ended March 31, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$210,140	$24,041	$—	$234,181
BASX Products	—	206	27,712	27,918
	$210,140	$24,247	$27,712	$262,099

Aftermarket part sales were $15.2 million and $15.6 million for the three months ended March 31, 2025 and 2024, respectively.
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

Due to the highly customized nature of many of the Company’s products and each product not having an alternative use to the Company without significant costs to the Company, the Company recognizes revenue over time as progress is made toward satisfying the performance obligations of each contract. The Company has formal cancellation policies and generally does not accept returns on these units. As a result, many of the Company’s products do not have an alternative use and have an enforceable right to payment, including a reasonable profit margin, and therefore, for these products, we recognize revenue over the time it takes to produce the unit.

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

Historically, sales of our AAON products are moderately seasonal with the peak period being May-October of each year due to timing of construction projects being directly related to warmer weather.
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
The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $12.7 million and $10.8 million for the three months ended March 31, 2025 and 2024, respectively.

3. Contract Assets and Liabilities

Opening and closing balances of contract assets and contract liabilities are as follows:

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
	(in thousands)		(in thousands)
Contract assets	$189,055	$135,820	$50,581	$45,194
Less: Allowance for credit losses	399	399	—	—
Contract assets, net	188,656	135,421	50,581	45,194

Contract liabilities	(16,421)	(14,913)	(16,527)	(13,757)
Total, net	$172,235	$120,508	$34,054	$31,437

Costs and estimated earnings on uncompleted contracts and related billings are as follows:

	March 31, 2025	March 31, 2024
	(in thousands)
Costs incurred on uncompleted contracts	$157,050	$106,424
Estimated earnings	119,699	79,612
	276,749	186,036

Less: Contract billings to date	111,891	152,157
Less: Allowance for credit losses	399	—
Plus: Completed contracts, unbilled	7,776	175
Total, net	$172,235	$34,054
Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period for the three months ended March 31, 2025 and 2024 was $1.6 million and $5.2 million, respectively. Typically, we expect to satisfy performance obligations relating to uncompleted in-process contracts within one year or less, however, timing of performance obligations can vary from timing of payment, production scheduling and timing of customer installation requirements. Increases in contract assets are mainly due to the increased production and increased demand of our BASX branded products.

4. Leases
The Company has lease arrangements for certain administrative, manufacturing and warehousing facilities and equipment. Lease expiration dates, including expected renewal options, range from April 2025 to November 2033, with the weighted average remaining term being 6.4 years. The discount rates used to calculate the present value of lease payment range from 1.3% to 6.6% as of March 31, 2025. All leases are classified as operating leases.

	Balance Sheet Classification	March 31, 2025	December 31, 2024
		(in thousands)
Right of use assets	Right of use assets	$14,751	$15,436
Current lease liability	Accrued liabilities	2,442	2,481
Noncurrent lease liability	Other long-term liabilities	12,971	13,592

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

In July 2023, the Company entered into a lease agreement with a start date of September 2023, for land and approximately 72,000 square feet of facilities in Redmond, Oregon to support our manufacturing operations. The lease term will expire November 2033 with additional renewal options. In April 2025, we amended the lease for an additional 28,000 square feet.

We also lease six properties near our Redmond location. In the aggregate, these leases contain approximately 61,000 square feet of additional warehouse space, office space, as well as outside storage. These leases have expiring terms from April 2025 to May 2028.

Total future lease payments as of March 31, 2025, are as follows:

(in thousands)
2025	$2,474
2026	3,295
2027	3,259
2028	3,130
2029	1,486
Thereafter	4,917
Total minimum lease obligations	$18,561
Less: present value of minimum lease payments	3,148
Less: current portion	2,442
Lease obligations, long-term	$12,971

5.  Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
	(in thousands)
Accounts receivable	$166,103	$148,472	$110,097	$138,431
Less: Allowance for credit losses	1,126	1,038	435	323
Total, net	$164,977	$147,434	$109,662	$138,108

	Three Months Ended
	March 31, 2025	March 31, 2024
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$1,038	$323
Provisions for expected credit	98	112
losses, net of adjustments
Accounts receivable written off, net of recoveries	(10)	—
Balance, end of period	$1,126	$435

6.  Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.
The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Raw materials	$203,495	$192,136
Work in process	—	20
Finished goods	606	456
Total, gross	204,101	192,612
Less: Allowance for excess and obsolete inventories	5,249	5,192
Total, net	$198,852	$187,420

	Three Months Ended
	March 31, 2025	March 31, 2024
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$5,192	$6,160
Provision for excess and obsolete inventories	398	960
Inventories written off	(341)	(379)
Balance, end of period	$5,249	$6,741

7. Property, Plant and Equipment
Our property, plant and equipment consist of the following:

	March 31, 2025	December 31, 2024
Property, plant and equipment:	(in thousands)
Land	$17,148	$17,148
Buildings	324,084	315,854
Machinery and equipment	480,567	436,891
Furniture and fixtures	55,324	50,105
Total property, plant and equipment	877,123	819,998
Less: Accumulated depreciation	324,846	309,642
Property, plant and equipment, net	$552,277	$510,356

Depreciation expense is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Depreciation expense	$16,868	$11,731

8.  Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	March 31, 2025	December 31, 2024
Definite-lived intangible assets	(in thousands)
Intellectual property	$12,450	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	24,801	22,265
Less: Accumulated amortization	20,648	18,573
Total, net	64,150	63,689

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$78,721	$78,260
Amortization expense is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Amortization expense	$2,075	$1,706

The weighted-average amortization period for definite-lived intangible assets are as follows as of March 31, 2025:

(in years)
Intellectual property	17.3
Customer relationships	10.7
Capitalized internal-use software	3.4
Definite-lived intangible assets	11.2

Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2025	$4,277
2026	5,527
2027	5,477
2028	4,916
2029	4,534
Thereafter	24,792
Total future amortization expense	49,523
Internal-use software projects not in service	14,627
Total	$64,150
Goodwill
The changes in the carrying amount of goodwill were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Balance, beginning of period	$81,892	$81,892
Additions (decreases) during the period	—	—
Balance, end of period	$81,892	$81,892
9.  Supplemental Cash Flow Information

	Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental disclosures:	(in thousands)
Interest paid	$2,513	$395
Income taxes paid, Federal	—	$—
Income taxes paid, State	538	$311

Operating activities - other:
Gain on disposition of assets	$(40)	$(16)
Foreign currency transaction (gain) loss	(1)	11
Interest income on note receivable	(4)	(5)
Total, other	$(45)	$(10)

Non-cash investing and financing activities:
Non-cash capital expenditures	$10,885	$(2,078)
Contingent shares issued (Note 17)	$—	$6,364

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
Changes in the warranty accrual are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Warranty accrual:	(in thousands)
Balance, beginning of period	$24,341	$20,573
Payments made	(3,942)	(2,622)
Warranty expense	3,211	3,398
Balance, end of period	$23,610	$21,349

Warranty expense by reportable segment (Note 21) is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
AAON Oklahoma	$2,167	$2,958
AAON Coil Products	399	180
BASX	645	260
Total	$3,211	$3,398

11.  Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Warranty	$23,610	$24,341
Due to representatives	19,181	21,808
Payroll	15,689	16,961
Profit sharing	3,297	2,628
Workers’ compensation	441	608
Medical self-insurance	3,179	3,085
Customer prepayments	5,236	7,714
Donations, short-term	470	599
Employee vacation time	12,515	12,084
Extended warranties, short-term	3,298	3,153
Lease liability, short-term	2,442	2,481
Property taxes	1,589	—
Other	6,094	3,885
Total	$97,041	$99,347
Other long-term liabilities were comprised of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Lease liability	$12,971	$13,592
Extended warranties	7,043	7,151
Total	$20,014	$20,743

12.  Debt
On December 16, 2024, we amended our Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Amended Loan Agreement”), to include an $80.0 million term loan (“Term Loan”). The Amended Loan Agreement provides for a $200.0 million revolving credit facility (the “Revolver”) and an option to increase the maximum borrowings to $300.0 million. In April 2025, we increased our available Revolver to $230.0 million, an increase of $30.0 million, to fund our additional working capital needs.

Revolver

	March 31, 2025	December 31, 2024
	(in thousands)
Total Revolver commitment	$200,000	$200,000
Less: Revolver borrowings outstanding	177,981	76,467
Less: Standby letter of credit	654	300
Borrowings available under the Revolver	$21,365	$123,233
The Revolver expires on May 27, 2027.
Term Loan

	March 31, 2025	December 31, 2024
	(in thousands)
Term loan, short-term	$16,000	$16,000
Term loan, long-term	58,436	62,424
Total Term Loan	$74,436	$78,424
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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three months ended March 31, 2025 and 2024, respectively.
Weighted average interest rate of our borrowings outstanding are as follows:

	March 31, 2025	March 31, 2024
Revolver	5.6%	6.6%
Term loan	5.7%	*[1]
[1] Funds were borrowed on December 16, 2024. No borrowings outstanding during the three months ended March 31, 2024
If SOFR cannot be determined pursuant to the definition, as defined by the Amended Loan Agreement, any outstanding effected loans will be deemed to have been converted into alternative base rate (“ABR”) loans. ABR loans would bear interest at a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, or (c) daily simple SOFR for a one-month tenor in effect on such day plus 1.00%. As of December 16, 2024, as defined by the Amended Loan Agreement, if the SOFR cannot be determined any outstanding balance will bear interest at the Prime Rate in effect on such day.

At March 31, 2025, we were in compliance with our covenants, as defined by the Amended Loan Agreement. Our financial covenants require that we meet certain parameters related to our leverage ratio. At March 31, 2025, our leverage ratio was 0.95 to 1.0, which meets the requirement of not being above 3 to 1.
13.  Income Taxes
The provision for income taxes consists of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Current	$(2,785)	$8,532
Deferred	5,976	(740)
Income tax provision	$3,191	$7,792
The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.
The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Federal statutory rate	21.0%	21.0%
State income taxes, net of Federal benefit	5.1	5.3
Excess tax benefits related to share-based compensation (Note 14)	(22.1)	(9.4)
Return to provision	—	(0.2)
Non-deductible executive compensation	7.1	1.0
Research and development credits	(2.4)	(1.4)
Other	1.1	0.3
Effective tax rate	9.8%	16.6%

The Company recorded an excess tax benefit of $7.2 million for the three months ended March 31, 2025, as compared to $4.4 million during the same period in 2024, respectively. The excess tax benefit is related to the timing of stock option exercises as a result of our high stock price during the three months ended March 31, 2025 and 2024.
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 162(m), the tax deduction for covered executives of public companies is limited to $1.0 million per individual. Because of the increase in our stock price and timing of executive stock option exercises this resulted in an increase to the income tax provision of $2.3 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
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
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 174, research and development expenses incurred after December 31, 2021, are required to be capitalized and amortized over five years. The amortization requirements for tax purposes is a mid-year convention, resulting in tax amortization of 10% in the year of acquisition, 20% in the following four years, and 10% in the final year.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
The Company's estimated annual 2025 effective tax rate, excluding discrete events, is approximately 25.4%. We file income tax returns in the U.S., state and foreign income tax jurisdictions. We are subject to U.S. income tax examinations for the tax years 2021 to present, and to non-U.S. income tax examinations for the tax years 2020 to present. In addition, we are subject to state and local income tax examinations for tax years 2020 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

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
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2025 and 2024, using a Black Scholes-Merton Model:

	Three months ended
	March 31, 2025	March 31, 2024
Senior Leadership[1]:
Expected (annual) dividend rate	$0.40	$0.32
Expected volatility	38.81%	38.00%
Risk-free interest rate	3.98%	4.13%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.40	$0.32
Expected volatility	42.39%	33.47%
Risk-free interest rate	3.92%	4.26%
Expected life (in years)	3.0	3.0
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

 The following is a summary of stock options vested and exercisable as of March 31, 2025:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$13.95	-	$27.58	1,081,339	3.41	$25.99	$56,383
$28.28	-	$37.07	736,956	5.61	31.77	34,164
$37.09	-	$140.76	516,174	7.27	58.81	10,158
		Total	2,334,469	4.94	$35.07	$100,705
 A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	2,957,871	$39.83
Granted	394,065	82.37
Exercised	(167,391)	26.02
Forfeited or Expired	(15,477)	68.85
Outstanding at March 31, 2025	3,169,068	$45.71
Exercisable at March 31, 2025	2,334,469	$35.07
The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2025, is $17.0 million and is expected to be recognized over a weighted average period of approximately 2.4 years.
The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024, was $13.1 million and $14.2 million, respectively. The cash received from options exercised during the three months ended March 31, 2025 and 2024, was $4.4 million and $9.8 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At March 31, 2025, unrecognized compensation cost related to unvested restricted stock awards was approximately $8.7 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	144,292	$61.01
Granted	64,041	81.29
Vested	(61,623)	51.51
Forfeited	(1,301)	72.94
Unvested at March 31, 2025	145,409	$73.86

PSUs
We have awarded performance restricted stock units (“PSUs”) to certain officers and employees under our LTIP Plans. Unlike our restricted stock awards, these PSUs are not considered legally outstanding and do not accrue dividends during the vesting period. These PSUs vest based on the level of achievement with respect to the Company's total shareholder return (“TSR”) benchmarked against similar companies included in the capital goods sector of the S&P SmallCap 600 Index (S&P 400 and S&P 600 within the building products industry group for awards granted after March 1, 2025). The TSR measurement period is three years. At the end of the measurement period, each award will be converted into common stock at 0% to 200% of the PSUs held, depending on overall TSR as compared to the benchmark companies.
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of March 31, 2025, is $6.3 million and is expected to be recognized over a weighted average period of approximately 1.7 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the three months ended March 31, 2025 and 2024, using a Monte Carlo Model:

	Three months ended
	March 31, 2025	March 31, 2024

Expected (annual) dividend rate	$0.40	$0.32
Expected volatility	41.91%	33.99%
Risk-free interest rate	3.92%	4.31%
Expected life (in years)	2.8	2.8
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.
A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	169,348	$68.12
Granted	35,558	76.02
Additional payout[1]	66,359	29.83
Vested	(135,209)	29.83
Forfeited	—	—
Unvested at March 31, 2025[2]	136,056	$89.56
[1] The additional number of PSUs earned based on a 196.4% achievement at December 31, 2024 for awards vesting in 2025.
[2] Consists of 54,761 PSUs cliff vesting December 31, 2025, 45,737 PSUs cliff vesting December 31, 2026, and 35,558 PSUs cliff vesting December 31, 2027.
Key Employee Awards
As part of the December 2021 acquisition of BASX, the Company granted 39,899 awards to key employees of BASX (“Key Employee Awards”). Unlike our restricted stock awards under the LTIP Plans, the Key Employee Awards are not considered legally outstanding and do not accrue dividends during the vesting period. The issuance of the Key Employee Awards was contingent upon BASX meeting certain post-closing earn-out milestones during each of the years ending 2021, 2022 and 2023 as defined by the BASX acquisition membership interest purchase agreement (“MIPA Agreement”) and continued employment with the Company. At the end of the earn-out period, ending December 31, 2023, each eligible Key Employee Award vested and was converted into common stock. The fair value of Key Employee Awards is based on the fair market value of AAON common stock on the grant date. The weighted average grant date fair value of the key awards was $53.45. All pre-tax compensation cost has been recognized as of December 31, 2023, and all 39,899 awards vested in March 2024.

Share-Based Compensation
A summary of share-based compensation is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Grant date fair value of awards during the period:	(in thousands)
Options	$10,473	$8,708
PSUs	2,703	4,961
Restricted stock	5,206	4,192
Total	$18,382	$17,861

Share-based compensation expense:
Options	$1,879	$2,207
PSUs	1,017	624
Restricted stock	1,125	1,126
Total	$4,021	$3,957

Income tax benefit (deficiency) related to share-based compensation:
Options	$3,157	$3,147
PSUs	3,472	169
Restricted stock	535	808
Key Employee Awards	—	282
Total	$7,164	$4,406
Share-based compensation expense is recognized on a straight-line basis over the service period of the related share-based compensation award. Stock options and restricted stock awards, granted to employees, vested at a rate of 33.3% per year. Restricted stock awards granted to directors historically vest over the shorter of directors' remaining elected term or one-third each year. Forfeitures are accounted for as they occur.
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

15. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees deferral rates will be increased to 6.0% unless their current rate is at or above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the three months ended March 31, 2025 and 2024.
The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$6,022	$5,710
Profit Sharing Bonus Plans
We maintain a discretionary profit sharing bonus plan under which approximately 8.5% of pre-tax profit from the Company is paid to eligible employees on a quarterly basis in order to reward employee productivity. Eligible employees are regular full-time non-exempt employees of the Company who are actively employed and working on the first and last day of the calendar quarter.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Profit sharing bonus plan	$3,297	$4,600
Employee Medical Plan
We self-insure for our employees’ health insurance, and make medical claim payments up to certain stop-loss amounts. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plans. In addition, the Company matches 175.0% of a participating employee's allowed contributions to a qualified health saving account to assist employees with health insurance plan deductibles.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Medical premium payments	$5,835	$3,371
Health saving account contributions	3,010	2,166

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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:	(in thousands, except share and per share data)
Net income	$29,292	$39,016
Denominator:
Basic weighted average shares	81,472,351	81,661,972
Effect of dilutive shares related to stock based compensation[1]	1,879,185	2,193,000
Effect of dilutive shares related to contingent consideration[2]	—	189,698
Diluted weighted average shares	83,351,536	84,044,670
Earnings per share:
Basic	$0.36	$0.48
Dilutive	$0.35	$0.46
Anti-dilutive shares:
Shares	108,254	112,717
[1] Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 14)
[2] Dilutive shares related to contingent shares issued to the former owners of BASX (Note 17)

17. Stockholders’ Equity
Stock Repurchases
The Board authorizes the stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time at current market prices. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
Our authorized open market repurchase programs during the periods presented are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
November 3, 2022	$50 million[1]	February 27, 2024
February 27, 2024	$50 million[1]	June 4, 2024
June 4, 2024	$50 million[2]	June 14, 2024
February 27, 2025	$100 million	** [3,4]
[1] Repurchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
[2] Repurchases made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
[3] Expiration Date is at Board’s discretion. The Company is authorized to effectuate repurchases of the Company’s common stock on terms and conditions approved in advance by the Board. As of March 31, 2025, approximately $70.0 million remains under the current board authorization.

4 As of March 31, 2025, approximately $30.0 million of shares have been repurchased in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 14) at current market prices.

Our repurchase activity is as follows:

	Three Months Ended
	March 31, 2025			March 31, 2024
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	371,139	$29,992	$80.81	—	$—	$—
LTIP shares[1]	82,664	8,312	100.55	36,860	3,041	82.50
Total	453,803	$38,304	$84.41	36,860	$3,041	$82.50
[1] Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.
Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
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
2023 New Markets Tax Credit
On April 25, 2023, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2023 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2023 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in plant and equipment to facilitate the second expansion of our Longview, Texas manufacturing operations (the “2023 Project”). In connection with the 2023 NMTC transaction, the Company received a $23.0 million NMTC allocation for the 2023 Project and secured low-interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
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
This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2023 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2023 Investor’s interest of $5.8 million is recorded in New markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
2024 New Markets Tax Credit
On February 27, 2024, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2024 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2024 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in real estate to facilitate the 2023 Project. In connection with the 2024 NMTC transaction, the Company received a $15.5 million NMTC allocation for the 2023 Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
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
This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The 2024 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2024 Investor’s interest of $3.8 million is recorded in New markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
The 2019 Investor, 2023 Investor, and 2024 Investor are each subject to 100 percent recapture of the 2019, 2023, and 2024 NMTC, respectively, it receives for a period of seven years, as provided in the Internal Revenue Code and applicable U.S. Treasury regulations in the event that the financing facility of the Borrower under the transaction (AAON Coil Products, Inc.) becomes ineligible for NMTC treatment per the Internal Revenue Code requirements. The Company is required to be in compliance with various regulations and contractual provisions that apply to the 2019 NMTC arrangements, 2023 NMTC arrangements, and 2024 NMTC arrangements, respectively. Noncompliance with applicable requirements could result in the 2019 and/or 2023 and/or 2024 Investors’ projected tax benefits not being realized and, therefore, require the Company to indemnify the 2019 Investor, 2023 Investor, and 2024 Investor for any loss or recapture of the 2019 NMTC, 2023 NMTC, and 2024 NMTC, respectively, related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with any of these financing arrangements.

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
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of March 31, 2025, except as noted below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. Payments made in satisfaction of the purchase commitment were approximately $0.6 million and $3.6 million the three months ended March 31, 2025 and 2024, respectively. Estimated minimum future payments are $8.5 million, $10.5 million, and $11.2 million for 2025, 2026, and 2027, respectively.

20.  Related Parties
The following is a summary of transactions and balances with related parties:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Sales to affiliates	$1,095	$2,196
Payments to affiliates	509	615

	March 31, 2025	December 31, 2024
	(in thousands)
Due from affiliates	$409	$1,055
Due to affiliates	86	369
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
•The Company periodically makes part sales and makes payments to a board member related to a consulting agreement. The consulting agreement expired in May 2024.
•The Company periodically rents space partially owned by the CEO for various Company meetings.
•The Company leases flight time of an aircraft partially owned by our President/COO and another member of our senior leadership.

21. Segments
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
The Company’s chief operating decision maker (“CODM”), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment’s net sales, cost of sales, and gross profit directly attributable to our segments. The CODM does not evaluate operating segments using asset or liability information.
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

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
AAON Oklahoma
External sales	$161,838	$210,140
Inter-segment sales	3,839	1,671
Eliminations	(3,839)	(1,671)
Net sales	161,838	210,140
Cost of sales[1]	123,865	131,729
Gross profit	37,973	78,411
AAON Coil Products
External sales	$94,023	$24,247
Inter-segment sales	6,206	9,331
Eliminations	(6,206)	(9,331)
Net sales	94,023	24,247
Cost of sales[1]	61,538	16,107
Gross profit	32,485	8,140
BASX
External sales	$66,193	$27,712
Inter-segment sales	43	2
Eliminations	(43)	(2)
Net sales	66,193	27,712
Cost of sales[1]	50,287	22,021
Gross profit	15,906	5,691
Consolidated gross profit	$86,364	$92,242
[1] Presented after intercompany eliminations.

The reconciliation between consolidated gross profit to consolidated income from operations is as follows:
Consolidated gross profit	$86,364	$92,242
Less: Selling, general and administrative expenses	51,293	45,288
Add: Gain on disposal of assets	(40)	(16)
Consolidated income from operations	$35,111	$46,970

The following table presents long-lived assets by reportable segment, which includes property and equipment, net and operating lease assets:

	March 31, 2025	December 31, 2024
Long-lived assets	(in thousands)
AAON Oklahoma	$337,104	$321,597
AAON Coil Products	145,046	122,515
BASX	84,878	81,680
Total long-lived assets	$567,028	$525,792

The following table presents intangible assets and goodwill, net, by reportable segment:
Intangible assets, net and goodwill
AAON Oklahoma	$24,302	$22,966
AAON Coil Products	—	—
BASX	136,311	137,186
Total intangible assets, net and goodwill	$160,613	$160,152

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
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
We engineer, manufacture, and sell premium heating, ventilation, and air conditioning equipment consisting of semi-custom and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to a variety of vertical markets including retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, industrial, and other commercial markets. We sell our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $11.3 million of our total net sales for the three months ended March 31, 2025, and $7.4 million of our sales during the same period of 2024.
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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At March 31, 2025, the price (year to date average) for copper and aluminum increased 6.5% and 3.0%, respectively, while galvanized steel and stainless steel decreased 3.4% and 30.8%, respectively, as compared to the price (year to date average) at March 31, 2024.
We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.
We occasionally increase the price of our products to help offset any inflationary headwinds. In recent years, price increases have been more frequent due to the amount of inflation the business has endured. We implemented a recurring 1.0% monthly price increase on October 1, 2023, and carried that through February 1, 2024, for AAON branded products. On January 1, 2025, we implemented a one-time 3.0% price increase for AAON branded products. On April 1, 2025, we implemented a 6.0% surcharge on all AAON branded products as a result of the uncertainty of international tariffs. BASX branded products are priced by job and in most cases, provide the ability to increase the price if the order is outside normal lead times.
Macroeconomic Conditions
Beginning in January 2025, the current United States (“U.S.”) Administration began enacting a series of tariffs affecting nearly all goods imported into the U.S. In retaliation, numerous foreign countries imposed reciprocal tariffs and restricted certain exports to the U.S. The continuous changes and uncertainty in tariff policy could impact our cost of materials, parts, or components imported into the U.S. and could impact the availability of supply from our vendors. We expect to continue to pass along some of these costs to our customers, but the increased price of our products could adversely affect the demand, which could have an adverse effect on our business and our earnings.
Due to our favorable liquidity position, we are well positioned to make strategic purchases of materials when we see opportunities or potential disruptions in our supply chain. While we source a significant amount of our inventory and supplies from domestic vendors, certain vendors may source components internationally. We have experienced supply chain challenges related to specific manufacturing parts, which could be exacerbated by the trade conflict. We manage our supply chain challenges through strong vendor relationships as well as expanding our list of available vendors.
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
•In March 2025, we awarded annual merit raises for an overall 4.0% increase to wages.
Despite efforts to mitigate the potential business impacts of trade conflict, supply chain challenges, and a tight labor market, future increases in the cost of materials, parts, components, or labor, in addition to supply chain disruptions, while temporary, could negatively impact our consolidated financial position, results of operations, and cash flows.

Backlog

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products
The following table shows our historical backlog levels:

	March 31, 2025	December 31, 2024	March 31, 2024
	(in thousands)
AAON Products	$403,863	$327,343	$278,636
BASX Products	$623,006	$539,747	$279,807
Total Backlog	$1,026,869	$867,090	$558,443

At March 31, 2025, our consolidated backlog is at a record $1,026.9 million, an increase of 83.9%, or $468.4 million, as compared to March 31, 2024. Backlog was up from a year ago for both AAON Products and BASX Products with BASX Products increasing 122.7%, or $343.2 million, when compared to March 31, 2024. Most of these orders were associated with the BASX branded data center liquid cooling solutions.
Consolidated Results of Operations

	Three months ended March 31,
	2025	2024
	(in thousands)
Net sales	$322,054	$262,099
Cost of sales	235,690	169,857
Gross profit	86,364	92,242
Selling, general and administrative expenses	51,293	45,288
Loss (gain) on disposal of assets	(40)	(16)
Income from operations	$35,111	$46,970
The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:
•Consolidated net sales for the three months ended March 31, 2025, increased 22.9%, or $59.9 million, due to an increase in sales of our BASX branded products. BASX branded products increased 374.8%, or $104.6 million when compared to 2024, offset by a decrease of our AAON branded products of 19.1%, or $44.7 million when compared to 2024.
•We increased our dividend from $0.08 per share per quarter to $0.10 per share per quarter, an increase of 25.0%.
•We continue to invest in the future growth of the Company as evidenced by our $50.4 million in capital expenditures in 2024, an increase of $11.7 million or 30.2% when compared to 2024.
•We completed the repurchase of 0.4 million shares for $30.0 million during the three months ended March 31, 2025.

We report our financial results based on three reportable segments: AAON Oklahoma, AAON Coil Products, and BASX, which are further described in “Segments” (Note 21) within our notes to the consolidated financial statements. The Company’s chief operating decision maker (“CODM”), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and gross profit. The CODM does not evaluate operating segments using asset or liability information.
Segment Operating Results for Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024

	Three Months Ended
	March 31, 2025	Percent of Sales[1]	March 31, 2024	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$161,838	50.3%	$210,140	80.2%	$(48,302)	(23.0)%
AAON Coil Products	94,023	29.2%	24,247	9.3%	69,776	287.8%
BASX	66,193	20.6%	27,712	10.6%	38,481	138.9%
Net sales	$322,054		$262,099		$59,955	22.9%

Cost of Sales[2]
AAON Oklahoma	$123,865	76.5%	131,729	62.7%	$(7,864)	(6.0)%
AAON Coil Products	61,538	65.4%	16,107	66.4%	45,431	282.1%
BASX	50,287	76.0%	22,021	79.5%	28,266	128.4%
Cost of sales	$235,690	73.2%	$169,857	64.8%	$65,833	38.8%

Gross Profit[2]
AAON Oklahoma	$37,973	23.5%	$78,411	37.3%	$(40,438)	(51.6)%
AAON Coil Products	32,485	34.6%	8,140	33.6%	24,345	299.1%
BASX	15,906	24.0%	5,691	20.5%	10,215	179.5%
Gross profit	$86,364	26.8%	$92,242	35.2%	$(5,878)	(6.4)%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
Total net sales increased $60.0 million, or 22.9%. BASX increased by 138.9%, or $38.5 million, and AAON Coil Products increased 287.8%, or $69.8 million, both primarily related to demand from the BASX branded data center products. AAON Oklahoma sales decreased 23.0%, or $48.3 million due to challenges from the industry-regulated refrigerant transition and nonresidential construction activity that experienced weakened demand during the three months ended March 31, 2025 as compared to 2024.
Gross profit as a percent of sales decreased to 26.8% during the three months ended March 31, 2025 as compared to 35.2% in 2024. As noted above, challenges from the industry-regulated refrigerant transition and nonresidential construction activity significantly affected our largest segment, AAON Oklahoma, resulting in decreased volumes and lower overhead absorption.
Our AAON Coil Products segment gross profit increased $24.3 million, or 299.1%, as compared to 2024. Our new Longview, Texas plant expansion was completed in early January 2025, increasing overall plant capacity to be primarily utilized for the production of BASX branded data center products. Our BASX segment gross profit also increased $10.2 million, or 179.5%, as compared to 2024. The temporary inefficiencies associated with our Redmond, Oregon facility construction in 2024 have abated and we continue to ramp up production of this facility. The increased production in Redmond helped improve gross profit as a percent of sales for the BASX segment, increasing it to 24.0% during the three months ended March 31, 2025 as compared to 20.5% in 2024.
As shown in the table below, we have experienced fluctuations in the cost of several raw materials.

Raw Material Costs
Three-month average raw material cost per pound as of March 31:

	2025	2024	% Change

Copper	$5.92	$5.56	6.5%
Galvanized steel	$0.57	$0.59	(3.4)%
Stainless steel	$1.89	$2.73	(30.8)%
Aluminum	$2.40	$2.33	3.0%
Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	March 31, 2025	March 31, 2024
			2025	2024
	(in thousands)
Warranty	$3,211	$3,398	1.0%	1.3%
Profit sharing	3,297	4,600	1.0%	1.8%
Salaries & benefits	16,429	15,810	5.1%	6.0%
Stock compensation	2,614	2,244	0.8%	0.9%
Advertising	551	599	0.2%	0.2%
Depreciation & amortization	6,886	3,870	2.1%	1.5%
Insurance	2,056	1,971	0.6%	0.8%
Professional fees	1,487	4,620	0.5%	1.8%
Donations	174	170	0.1%	0.1%
Other	14,588	8,006	4.5%	3.1%
Total SG&A	$51,293	$45,288	15.9%	17.3%
Selling, general and administrative expenses increased $6.0 million for the three months ended March 31, 2025, from the prior year period. Depreciation and amortization increased $3.0 million during the three months ended March 31, 2025, due to increased investments in back office technology and automation. Professional fees decreased $3.1 million during the three months ended March 31, 2025, due to various professional, regulatory, and legal corporate requirements incurred in 2024. Other expenses increased $6.6 million or 82.2% during the three months ended March 31, 2025, due to increased travel, consulting expenses, and approximately $2.7 million of incentive fees due to our real estate broker associated with the acquisition of our Memphis, Tennessee plant for a percentage of the incentives awarded to us by various entities.
Income Taxes

	Three Months Ended		Effective Tax Rate
	March 31, 2025	March 31, 2024
			2025	2024
	(in thousands)
Income tax provision	$3,191	$7,792	9.8%	16.6%
The Company’s estimated annual 2025 effective tax rate, excluding discrete events, is expected to be approximately 25.4%.
During the three months ended March 31, 2025, the Company recorded an excess tax benefit of $7.2 million as compared to $4.4 million during the same period in 2024. The excess tax benefit is related to the timing of stock option exercises as a result of our high stock price during the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash increased $1.0 million from December 31, 2024 to March 31, 2025. Our restricted cash decreased $5.1 million due to funding requirements related to our Longview, Texas expansion.
Outstanding Debt - On December 16, 2024, we amended our Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Amended Loan Agreement”) to include an $80.0 million term loan (“Term Loan”) in addition to the $200.0 million revolving credit facility (the “Revolver”).
As of March 31, 2025 and December 31, 2024, we had $178.0 million and $76.5 million outstanding under the Revolver, respectively. We have one standby letter of credit totaling $0.7 million as of March 31, 2025 and one standby letter of credit totaling $0.3 million as of December 31, 2024. At March 31, 2025, we have $21.4 million of borrowings available under the Revolver. The Revolver expires May 27, 2027. We have amended the Revolver to allow for the occurrence of transactions associated with the New Markets Tax Credit transactions (Note 18).
The Term Loan had an outstanding balance of $74.4 million and $78.4 million as of March 31, 2025 and December 31, 2024 respectively. The Term Loan is payable in equal month installments, plus interest, over 60 months, expiring December 16, 2029.
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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three months ended March 31, 2025 and 2024.
Weighted average interest rate of our borrowings outstanding are as follows:

	March 31, 2025	March 31, 2024
Revolver	5.6%	6.6%
Term loan	5.7%	*[1]
[1] Funds were borrowed on December 16, 2024. No borrowings outstanding during the three months ended March 31, 2024
If SOFR cannot be determined pursuant to the definition, as defined by the Amended Loan Agreement, any outstanding effected loans will be deemed to have been converted into alternative base rate (“ABR”) loans. ABR loans would bear interest at a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, or (c) daily simple SOFR for a one-month tenor in effect on such day plus 1.00%. As of December 16, 2024, as defined by the Amended Loan Agreement, if the SOFR cannot be determined any outstanding balance will bear interest at the Prime Rate in effect on such day.
At March 31, 2025, we were in compliance with our financial covenants, as defined by the Amended Loan Agreement. These covenants require that we meet certain parameters related to our leverage ratio. At March 31, 2025, our leverage ratio was 0.95 to 1.0, which meets the requirement of not being above 3 to 1.
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
Upon closing of the 2019 NMTC transaction, the Company provided an aggregate of approximately $15.9 million to the 2019 Investor, in the form of a loan receivable, with a term of 25 years, bearing an interest rate of 1.0%. This $15.9 million in proceeds plus capital contributed from the 2019 Investor was used to make an aggregate $22.5 million loan to a subsidiary of the Company. This financing arrangement is secured by equipment at the Company’s Longview, Texas facilities, and a guarantee from the Company, including an unconditional guarantee of the NMTCs.
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
Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
November 3, 2022	$50 million[1]	February 27, 2024
February 27, 2024	$50 million[1]	June 4, 2024
June 4, 2024	$50 million[2]	June 14, 2024
February 27, 2025	$100 million	** [3,4]
[1] Repurchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
[2] Repurchases made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
[3] Expiration Date is at Board’s discretion. The Company is authorized to effectuate repurchases of the Company’s common stock on terms and conditions approved in advance by the Board. As of March 31, 2025, approximately $70.0 million remains under the current board authorization.

4 As of March 31, 2025, approximately $30.0 million of shares have been repurchased in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 14) at current market prices.

Our repurchase activity is as follows:

	Three Months Ended
	March 31, 2025			March 31, 2024
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	371,139	$29,992	$80.81	—	$—	$—
LTIP shares[1]	82,664	8,312	100.55	36,860	3,041	82.50
Total	453,803	$38,304	$84.41	36,860	$3,041	$82.50
[1] Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.

Dividends - At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing) and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations in 2025 and the foreseeable future.
Off-Balance Sheet Arrangements - We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Statement of Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2025 and 2024. For additional details, see the consolidated financial statements.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Operating Activities
Net Income	$29,292	$39,016
Income statement adjustments, net	29,117	17,380
Changes in assets and liabilities:
Accounts receivable	(17,631)	28,334
Income taxes	(3,323)	8,221
Inventories	(11,489)	16,699
Contract assets	(53,235)	(5,387)
Prepaid expenses and other long-term assets	(2,703)	(4,349)
Accounts payable	21,625	(9,968)
Contract liabilities	1,508	2,770
Extended warranties	37	698
Accrued liabilities & other long-term liabilities	(2,412)	(1,044)
Net cash (used in) provided by operating activities	(9,214)	92,370
Investing Activities
Capital expenditures	(46,723)	(34,688)
Acquisition of intangible assets	(3,717)	(4,055)
Other	52	29
Net cash used in investing activities	(50,388)	(38,714)
Financing Activities
Proceeds from financing obligations, net of issuance costs	—	4,186
Payment related to financing costs	—	(417)
Borrowings under revolving credit facility	235,925	115,130
Payments under revolving credit facility	(138,411)	(153,458)
Stock options exercised	4,356	9,844
Repurchase of stock	(31,536)	—
Employee taxes paid by withholding shares	(6,768)	(3,041)
Cash dividends paid to stockholders	(8,095)	(6,556)
Net cash provided by (used in) financing activities	$55,471	$(34,312)
Cash Flows Provided by Operating Activities
The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments. Historically, the Company increased the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations; however, we continue to make significant purchases of inventory related to data center orders. These purchases are allocated to customer jobs and show as increases to our contract assets.
Current payment terms for BASX jobs primarily require the Company to fund the upfront working capital resulting in cash outflows related to our contract assets.
Cash Flows Used in Investing Activities
Capital expenditures during the three months ended March 31, 2025, relate to additional infrastructure and machinery for both replacement and production growth, finalizing our new production space in our Redmond, Oregon and Longview, Texas locations, additional equipment and production capacity in Parkville, Missouri, and new equipment for our Memphis,

Tennessee facility. We have also made investments to purchase or develop software for internal use in anticipation of future Company growth. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
The capital expenditure program for 2025 is estimated to be approximately $220.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
Cash Flows Provided by Financing Activities
The change in cash from financing activities in 2025 is primarily related to borrowings under our revolving credit facility to manage our working capital needs, especially strategic purchases of inventory to avoid supply chain delays and the funding of certain capital expenditures, offset by repayments we were able to make due to our operating results and financial condition.
During the three months ended March 31, 2025, we repurchased $30.0 million under our open market share repurchase programs. Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees.
Commitments and Contractual Obligations
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of March 31, 2025, except as described below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. Payments made in satisfaction of the purchase commitment were approximately $0.6 million and $3.6 million the three months ended March 31, 2025 and 2024, respectively. Estimated minimum future payments are $8.5 million, $10.5 million, and $11.2 million for 2025, 2026, and 2027, respectively.
Critical Accounting Policies
There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2025.
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
•changes in U.S. or foreign trade policies, including additional tariffs or global trade conflicts;

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
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of March 31, 2025, we had an outstanding balance of $252.6 million on our combined Revolver and Term Loan. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $2.5 million.

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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 19 of the Notes to the Consolidated Financial Statements.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2024 Annual Report.
Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.
Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. For three months ended March 31, 2025, we have repurchased a total of approximately 0.4 million shares (at current market prices) under the current $100 million open market stock buyback program, approved by the Board of Directors on February 27, 2025, for an aggregate price of $30.0 million, or an average price of $80.81 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions and/or stock repurchased to cover the strike price of stock options. For three months ended March 31, 2025, we repurchased approximately 82.7 thousand shares (at current market prices) for an aggregate price of $8.3 million, or an average price of $100.55 per share.

Repurchases during the first quarter of 2025 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2025	48,934	$112.91	48,934	—
February 2025	2,754	86.78	2,754	—
March 2025	402,115	80.92	402,115	—
Total	453,803	$84.41	453,803	—

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

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement

Stephen E. Wakefield	March 14, 2024	Terminated July 12, 2024	29,946
Executive Vice President
Rebecca A. Thompson	December 13, 2024	December 31, 2025	91,500
Chief Financial Officer

Item 6.  Exhibits.

Exhibit #		Description
(3.1)		Amended and Restated Articles of Incorporation (i)
(3.2)		Amended and Restated Bylaws of AAON, Inc. effective March 9, 2023 (ii)
(4.1)		Amended and Restated Loan Agreement (dated November 24, 2021) and related documents (iii)
(4.2)		First Amendment to the Amended and Restated Loan Agreement (dated May 27, 2022) and related documents (iv)
(4.3)		Third Amendment to the Amended and Restated Loan Agreement (dated December 16, 2024) and related documents (v)
(4.16)		Description of Securities (vi)
(10.1)		AAON, Inc. 2016 Long-Term Incentive Plan (vii)
(10.2)		AAON, Inc. 2024 Long-Term Incentive Plan (viii)
(31.1)		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.1)		Membership Interest Purchase Agreement - Acquisition of BASX, LLC (dated November 18, 2021) (ix)
(101)
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024; (ii) our Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) our Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) the notes to our Consolidated Financial Statements.

(104)		Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

	(i)	Incorporated herein by reference to the exhibit to our Form 10-Q dated June 30, 2024.
	(ii)	Incorporated herein by reference to the exhibit to our Form 8-K dated March 9, 2023.
	(iii)	Incorporated herein by reference to exhibit to our Form 8-K dated November 24, 2021.
	(iv)	Incorporated herein by reference to the exhibits to our Form 8-K dated May 27, 2022.
	(v)	Incorporated herein by reference to the exhibits to our Form 8-K dated December 16, 2024.
	(vi)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

AAON, INC.

Dated: May 01, 2025	By:	/s/ Gary D. Fields
Gary D. Fields Chief Executive Officer

Dated: May 01, 2025	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer