Form 10-Q
period 2025-06-30
AAON, INC.
filed 2025-08-11
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
Yes ☐                      No ☑

As of August 7, 2025, registrant had outstanding a total of 81,530,676 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2025	December 31, 2024
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$14	$14
Restricted cash	1,307	6,500
Accounts receivable, net	170,573	147,434
Income tax receivable	7,302	4,115
Inventories, net	234,980	187,420
Contract assets, net	233,184	135,421
Prepaid expenses and other	6,791	7,308
Total current assets	654,151	488,212
Property, plant and equipment, net	559,479	510,356
Intangible assets, net and goodwill	162,307	160,152
Right of use assets	17,795	15,436
Deferred tax assets	3,259	836
Other long-term assets	2,422	242
Total assets	$1,399,413	$1,175,234

Liabilities and Stockholders' Equity
Current liabilities:
Debt, short-term	$—	$16,000
Accounts payable	81,642	44,645
Accrued liabilities	95,332	99,347
Contract liabilities	33,752	14,913
Total current liabilities	210,726	174,905
Debt, long-term	317,277	138,891
Other long-term liabilities	22,471	20,743
New markets tax credit obligations[1]	16,193	16,113
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized, 81,509,387 and 81,436,594 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	326	326
Additional paid-in capital	48,607	68,946
Retained earnings	783,813	755,310
Total stockholders’ equity	832,746	824,582
Total liabilities and stockholders’ equity	$1,399,413	$1,175,234
[1] Held by variable interest entities (Note 18)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Net sales	$311,567	$313,566	$633,621	$575,665
Cost of sales	228,838	200,472	464,528	370,329
Gross profit	82,729	113,094	169,093	205,336
Selling, general and administrative expenses	59,147	45,895	110,440	91,183
Gain on disposal of assets	—	—	(40)	(16)
Income from operations	23,582	67,199	58,693	114,169
Interest expense, net	(4,009)	(367)	(6,811)	(606)
Other income, net	(68)	175	106	252
Income before taxes	19,505	67,007	51,988	113,815
Income tax provision	4,018	14,779	7,209	22,571
Net income	$15,487	$52,228	$44,779	$91,244
Earnings per share:
Basic	$0.19	$0.64	$0.55	$1.12
Diluted	$0.19	$0.62	$0.54	$1.09
Cash dividends declared per common share:	$0.10	$0.08	$0.20	$0.16
Weighted average shares outstanding:
Basic	81,441,511	81,791,792	81,456,845	81,339,153
Diluted	82,956,213	83,786,222	83,153,788	83,527,717
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)
	Six Months Ended June 30, 2025
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2024	81,437	$326	$68,946	$755,310	$824,582
Net income	—	—	—	44,779	44,779
Stock options exercised and restricted stock awards granted	535	2	10,023	—	10,025
Share-based compensation	—	—	8,795	—	8,795
Stock repurchased and retired	(463)	(2)	(39,157)	—	(39,159)
Dividends	—	—	—	(16,276)	(16,276)
Balances at June 30, 2025	81,509	$326	$48,607	$783,813	$832,746

	Six Months Ended June 30, 2024
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2023	81,508	$326	$122,063	$612,835	$735,224
Net income	—	—	—	91,244	91,244
Stock options exercised and restricted stock awards granted	595	3	15,818	—	15,821
Contingent shares issued (Note 17)	243	1	6,363	—	6,364
Share-based compensation	—	—	8,451	—	8,451
Stock repurchased and retired	(1,395)	(6)	(103,521)	—	(103,527)
Dividends	—	—	—	(13,079)	(13,079)
Balances at June 30, 2024	80,951	$324	$49,174	$691,000	$740,498

	Three Months Ended June 30, 2025
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at March 31, 2025	81,348	$325	$39,020	$776,507	$815,852
Net income	—	—	—	15,487	15,487
Stock options exercised and restricted stock awards granted	170	1	5,668	—	5,669
Share-based compensation	—	—	4,774	—	4,774
Stock repurchased and retired	(9)	—	(855)	—	(855)
Dividends	—	—	—	(8,181)	(8,181)
Balances at June 30, 2025	81,509	$326	$48,607	$783,813	$832,746

	Three Months Ended June 30, 2024
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at March 31, 2024	82,118	$329	$139,184	$645,295	$784,808
Net income	—	—	—	52,228	52,228
Stock options exercised and restricted stock awards granted	192	1	5,976	—	5,977
Share-based compensation	—	—	4,494	—	4,494
Stock repurchased and retired	(1,359)	(6)	(100,480)	—	(100,486)
Dividends	—	—	—	(6,523)	(6,523)
Balances at June 30, 2024	80,951	$324	$49,174	$691,000	$740,498
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2025	2024
Operating Activities	(in thousands)
Net income	$44,779	$91,244
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	38,879	27,923
Amortization of debt issuance costs	128	71
Amortization of right of use assets	69	73
Provision for credit losses on accounts receivable, net of adjustments	270	1,169
Provision for excess and obsolete inventories, net of write-offs	288	641
Provision for credit losses on contract assets, net of adjustments	200	—
Share-based compensation	8,795	8,451
Other	(71)	(10)
Deferred income taxes	(2,423)	41
Changes in assets and liabilities:
Accounts receivable	(23,409)	(12,210)
Income taxes	(3,187)	(6,139)
Inventories	(47,848)	29,903
Contract assets	(97,963)	(22,977)
Prepaid expenses and other long-term assets	(68)	(2,708)
Accounts payable	36,397	(1,804)
Contract liabilities	18,839	13,105
Extended warranties	(148)	1,195
Accrued liabilities and other long-term liabilities	(4,567)	(56)
Net cash (used in) provided by operating activities	(31,040)	127,912
Investing Activities
Capital expenditures	(82,515)	(65,381)
Proceeds from sale of property, plant and equipment	40	16
Acquisition of intangible assets	(7,042)	(10,058)
Principal payments from note receivable	25	26
Net cash used in investing activities	(89,492)	(75,397)
Financing Activities
Borrowings of debt	415,126	272,526
Payments of debt	(252,982)	(224,970)
Proceeds from financing obligation, net of issuance costs	—	4,186
Payment related to financing costs	(1,395)	(417)
Stock options exercised	10,025	15,821
Repurchases of stock - open market	(29,992)	(100,034)
Repurchases of stock - LTIP plans (Note 17)	(9,167)	(3,493)
Cash dividends paid to stockholders	(16,276)	(13,079)
Net cash provided by (used in) financing activities	115,339	(49,460)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,193)	3,055
Cash, cash equivalents and restricted cash, beginning of period	6,514	9,023
Cash, cash equivalents and restricted cash, end of period	$1,321	$12,078
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
Macroeconomic Conditions
Beginning in January 2025, the current United States (“U.S.”) Administration began enacting a series of tariffs affecting nearly all goods imported into the U.S. In retaliation, numerous foreign countries imposed reciprocal tariffs and restricted certain exports to the U.S. The continuous changes and uncertainty in tariff policy could impact our cost of materials, parts, or components imported into the U.S. and could impact the availability of supply from our vendors. We source raw materials domestically, but historically have seen those suppliers increase prices when tariffs are increased. Additionally, while we source most components domestically, our vendors may be impacted by tariffs if they use foreign parts and materials and often pass any additional costs as a result of tariffs through to us. We expect to continue to pass along some of these costs to our customers, but the increased price of our products could adversely affect the demand, which could have an adverse effect on our business and our earnings.

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
Software Development Costs
We capitalize costs incurred to purchase or develop software for internal use. Internal-use software development costs are capitalized during the application development stage. These capitalized costs are reflected in intangible assets, net and goodwill on the consolidated balance sheets and are amortized over the estimated useful life of the software. The useful life of our internal-use software development costs is generally one to ten years.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill at June 30, 2025, is expected to be tax deductible in future periods. Indefinite-lived intangible assets consist of trademarks and trade names. Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.
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

2.  Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 21) by major source, net of intercompany sales eliminations.

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products

	Three Months Ended June 30, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$185,120	$17,405	$—	$202,525
BASX Products	—	41,060	67,982	109,042
Total	185,120	58,465	67,982	$311,567

	Three Months Ended June 30, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$225,727	$30,447	$—	$256,174
BASX Products	—	926	56,466	57,392
Total	$225,727	$31,373	$56,466	$313,566

	Six Months Ended June 30, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$346,958	$45,060	$—	$392,018
BASX Products	—	107,428	134,175	241,603
Total	$346,958	$152,488	$134,175	$633,621

	Six Months Ended June 30, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$435,867	$54,488	$—	$490,355
BASX Products	—	1,132	84,178	85,310
Total	$435,867	$55,620	$84,178	$575,665

Aftermarket part sales (included in the AAON Product sales above) were $20.7 million and $18.9 million for the three months ended June 30, 2025 and 2024, respectively, and $35.9 million and $34.5 million for the six months ended June 30, 2025 and 2024, respectively.

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
The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $12.0 million and $10.2 million for the three months ended June 30, 2025 and 2024, respectively, and $24.7 million and $21.0 million for the six months ended June 30, 2025 and 2024, respectively.

3. Contract Assets and Liabilities

Opening and closing balances of contract assets and contract liabilities are as follows:

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
	(in thousands)		(in thousands)
Contract assets	$233,783	$135,820	$68,171	$45,194
Less: Allowance for credit losses	599	399	—	—
Contract assets, net	233,184	135,421	68,171	45,194

Contract liabilities	(33,752)	(14,913)	(26,862)	(13,757)
Total, net	$199,432	$120,508	$41,309	$31,437

Costs and estimated earnings on uncompleted contracts and related billings are as follows:

	June 30, 2025	June 30, 2024
	(in thousands)
Costs incurred on uncompleted contracts	$162,227	$118,691
Estimated earnings	136,447	90,774
Total	298,674	209,465

Less: Contract billings to date	106,838	168,920
Less: Allowance for credit losses	599	—
Plus: Completed contracts, unbilled	8,195	764
Total, net	$199,432	$41,309
Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period for the six months ended June 30, 2025 and 2024 was $5.9 million and $11.5 million, respectively. Typically, we expect to satisfy performance obligations relating to uncompleted in-process contracts within one year or less, however, timing of performance obligations can vary due to timing of payment, production scheduling and timing of customer installation requirements. Increases in contract assets are mainly due to the increased production and increased demand of our BASX branded products.

4. Leases
The Company has lease arrangements for certain administrative, manufacturing and warehousing facilities and equipment. Lease expiration dates, including expected renewal options, range from October 2025 to November 2033, with the weighted average remaining term being 6.5 years. The discount rates used to calculate the present value of lease payment range from 1.3% to 5.9% as of June 30, 2025. All leases are classified as operating leases.

	Balance Sheet Classification	June 30, 2025	December 31, 2024
		(in thousands)
Right of use assets	Right of use assets	$17,795	$15,436
Current lease liability	Accrued liabilities	2,854	2,481
Noncurrent lease liability	Other long-term liabilities	15,647	13,592

Since 2018, the Company has leased the manufacturing, engineering and office space used by our operations in Parkville, Missouri. The leases original term was through December 2032. In May 2025, the Company added approximately 17,000 additional square feet and extended the lease term through April 2033. Additionally, in May 2025, the Company added approximately 22,300 sq feet with a lease term through April 2030. The Company’s total leased space in Parkville, Missouri is approximately 125,300 sq feet.

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

We also lease four properties near our Redmond location. In the aggregate, these leases contain approximately 46,000 square feet of additional warehouse space, office space, as well as outside storage. These leases have expiring terms from October 2025 to May 2028.
Total future lease payments as of June 30, 2025, are as follows:

(in thousands)
2025	$1,926
2026	3,890
2027	3,864
2028	3,719
2029	2,056
Thereafter	6,865
Total minimum lease obligations	$22,320
Less: present value of minimum lease payments	3,819
Less: current portion	2,854
Lease obligations, long-term	$15,647

5.  Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
	(in thousands)
Accounts receivable	$171,881	$148,472	$150,641	$138,431
Less: Allowance for credit losses	1,308	1,038	1,492	323
Total, net	$170,573	$147,434	$149,149	$138,108

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$1,126	$435	$1,038	$323
Provisions for expected credit	279	1,062	377	1,174
losses, net of adjustments
Accounts receivable written off, net of recoveries	(97)	(5)	(107)	(5)
Balance, end of period	$1,308	$1,492	$1,308	$1,492

6.  Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.
The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$239,564	$192,136
Work in process	4	20
Finished goods	892	456
Total, gross	240,460	192,612
Less: Allowance for excess and obsolete inventories	5,480	5,192
Total, net	$234,980	$187,420

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$5,249	$6,741	$5,192	$6,160
Provision for excess and obsolete inventories	234	968	632	1,928
Inventories written off	(3)	(908)	(344)	(1,287)
Balance, end of period	$5,480	$6,801	$5,480	$6,801

7. Property, Plant and Equipment
Our property, plant and equipment consist of the following:

	June 30, 2025	December 31, 2024
Property, plant and equipment:	(in thousands)
Land	$17,148	$17,148
Buildings	329,210	315,854
Machinery and equipment	494,819	436,891
Furniture and fixtures	57,235	50,105
Total property, plant and equipment	898,412	819,998
Less: Accumulated depreciation	338,933	309,642
Property, plant and equipment, net	$559,479	$510,356

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Depreciation expense	$18,267	$12,737	$35,135	$24,468

8.  Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	June 30, 2025	December 31, 2024
Definite-lived intangible assets	(in thousands)
Intellectual property	$12,450	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	28,164	22,265
Less: Accumulated amortization	22,317	18,573
Definite-lived intangible assets, net	65,844	63,689

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$80,415	$78,260
Amortization expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Amortization expense	$1,669	$1,749	$3,744	$3,455

The weighted-average amortization period for definite-lived intangible assets are as follows as of June 30, 2025:

(in years)
Intellectual property	17.3
Customer relationships	10.4
Capitalized internal-use software	7.5
Definite-lived intangible assets	10.9

Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2025	$3,079
2026	6,157
2027	6,100
2028	5,536
2029	5,154
Thereafter	28,042
Total future amortization expense	54,068
Internal-use software projects not in service	11,776
Total	$65,844
Goodwill
The changes in the carrying amount of goodwill were as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Balance, beginning of period	$81,892	$81,892
Additions (decreases) during the period	—	—
Balance, end of period	$81,892	$81,892
9.  Supplemental Cash Flow Information

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Supplemental disclosures:	(in thousands)
Interest paid	$3,713	$153	$6,226	$548
Income taxes paid, Federal	$10,000	$22,000	$10,000	$22,000
Income taxes paid, State	$2,280	$6,359	$2,818	$6,670

Operating activities - other:
Gain on disposition of assets	$—	$—	$(40)	$(16)
Foreign currency transaction (gain) loss	(22)	4	(23)	15
Interest income on note receivable	(4)	(4)	(8)	(9)
Total, other	$(26)	$—	$(71)	$(10)

Non-cash investing and financing activities:
Non-cash capital expenditures	$(10,285)	$5,356	$600	$3,278
Contingent shares issued (Note 17)	$—	$—	$—	$6,364

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
Changes in the warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Warranty accrual:	(in thousands)
Balance, beginning of period	$23,610	$21,349	$24,341	$20,573
Payments made	(3,447)	(3,037)	(7,389)	(5,659)
Warranty expense	3,599	3,320	6,810	6,718
Balance, end of period	$23,762	$21,632	$23,762	$21,632

Warranty expense (benefit) by reportable segment (Note 21) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
AAON Oklahoma	$2,710	$3,039	$4,877	$5,997
AAON Coil Products	461	340	860	520
BASX	428	(59)	1,073	201
Total	$3,599	$3,320	$6,810	$6,718

11.  Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Warranty	$23,762	$24,341
Due to representatives	22,197	21,808
Payroll	12,424	16,961
Profit sharing	2,038	2,628
Workers’ compensation	406	608
Medical self-insurance	3,424	3,085
Customer prepayments	3,481	7,714
Donations, short-term	343	599
Employee vacation time	13,673	12,084
Extended warranties, short-term	3,332	3,153
Lease liability, short-term	2,854	2,481
Property taxes	3,049	—
Other	4,349	3,885
Total	$95,332	$99,347
Other long-term liabilities were comprised of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Lease liability	$15,647	$13,592
Extended warranties	6,824	7,151
Total	$22,471	$20,743

12.  Debt
On December 16, 2024, we entered into the Third Amendment to the Amended and Restated Loan Agreement dated November 24, 2021, to include an $80.0 million term loan payable in equal monthly installments, plus interest, over 60 months, expiring December 16, 2029. The agreement provided for a $200.0 million revolving credit facility and an option to increase the maximum borrowings to $300.0 million. In April 2025, we increased our available Revolver to $230.0 million, an increase of $30.0 million, to fund our additional working capital needs.
On May 29, 2025, we entered into the Fifth Amendment to the Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Amended Loan Agreement”) whereby the remaining balance of the term loan, approximately $72.0 million, was rolled into the amended Revolving Loan (“Amended Revolver”), the capacity of which was increased from $230.0 million to $500.0 million. The Amended Revolver is prepayable without penalty.

Revolver

	June 30, 2025	December 31, 2024
	(in thousands)
Total Revolver commitment	$500,000	$200,000
Less: Revolver borrowings outstanding	317,277	76,467
Less: Standby letter of credit	654	300
Borrowings available under the Revolver	$182,069	$123,233
The Revolver expires on May 27, 2030.
Term Loan

	June 30, 2025	December 31, 2024
	(in thousands)
Term loan, short-term	$—	$16,000
Term loan, long-term	—	62,424
Total Term Loan	$—	$78,424

Interest Rates
Any outstanding loans under the Amended Revolver bear interest at the daily compounded secured overnight financing rate (“SOFR”) plus the applicable margin. The outstanding amount under the Term Loan bears interest at the SOFR plus a credit spread adjustment of 0.10% per annum plus the Applicable Margin.
Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company’s leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company’s leverage ratio.
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three and six months ended June 30, 2025 and 2024, respectively.
Weighted average interest rate of our borrowings outstanding are as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revolver	5.6%	6.6%	5.6%	6.6%
Term loan	5.7%	*[1]	5.7%	*[1]
[1] Funds were borrowed on December 16, 2024. No borrowings outstanding during the six months ended June 30, 2024.

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
At June 30, 2025, we were in compliance with our covenants, as defined by the Amended Loan Agreement. Our financial covenants require that we meet certain parameters related to our leverage ratio. At June 30, 2025, our leverage ratio was 1.4 to 1.0, which meets the requirement of not being above 3 to 1.
13.  Income Taxes
The provision for income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Current	$12,417	$13,998	$9,632	$22,530
Deferred	(8,399)	781	(2,423)	41
Income tax provision	$4,018	$14,779	$7,209	$22,571
The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.
The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	4.8	4.8	5.0	5.0
Excess tax benefits related to share-based compensation (Note 14)	(9.5)	(3.4)	(17.3)	(5.8)
Return to provision	2.2	—	0.8	(0.1)
Non-deductible executive compensation	3.9	1.5	5.9	1.3
Research and development credits	(4.0)	(1.2)	(3.0)	(1.2)
Other	2.2	(0.6)	1.5	(0.4)
Effective tax rate	20.6%	22.1%	13.9%	19.8%
The Company recorded an excess tax benefit of $1.9 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively, and $9.0 million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively. The excess tax benefit is related to the timing of stock option exercises as a result of our high stock price during the six months ended June 30, 2025 and 2024.
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 162(m), the tax deduction for covered executives of public companies is limited to $1.0 million per individual. Because of the increase in our stock price and timing of executive stock option exercises this resulted in an increase to the income tax provision of $0.8 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $3.1 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
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
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 174, research and development expenses (“R&D”) incurred after December 31, 2021, are required to be capitalized and amortized over five years. The amortization requirements for tax purposes is a mid-year convention, resulting in tax amortization of 10% in the year of acquisition, 20% in the following four years, and 10% in the final year.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
The Company's estimated annual 2025 effective tax rate, excluding discrete events, is approximately 24.5%. We file income tax returns in the U.S., state and foreign income tax jurisdictions. We are subject to U.S. income tax examinations for the tax years 2021 to present, and to non-U.S. income tax examinations for the tax years 2020 to present. In addition, we are subject to state and local income tax examinations for tax years 2020 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.
Subsequent effects on our financial statement related to the One Big Beautiful Bill Act effective July 4, 2025
On July 4, 2025, the President signed the One Big Beautiful Bill Act (“OBBBA”), which includes significant changes to corporate tax provisions and deductions. As the enactment occurred after the June 30, 2025, reporting date, the Company has not adjusted its current or deferred tax balances as of June 30, 2025. The Company is currently evaluating the impact of the legislation and will reflect any required adjustments in the third quarter ended September 30, 2025.
The OBBBA includes reinstatement of 100% bonus depreciation for qualifying property placed in service after January 19, 2025, which reverses the previously scheduled phase-down of the bonus depreciation deduction to 40% for 2025 under prior law. The Company expects the reinstatement to accelerate tax deductions for capital expenditures made in the second half of 2025. This is expected to increase the Company’s June 30, 2025, tax receivable and decrease our deferred tax assets by approximately $4.0 million.
The OBBBA also repealed the mandatory capitalization and amortization of domestic R&D expenses under former IRC Section 174. As a result, the Company will deduct all 2025 qualifying domestic R&D expenses as incurred. Additionally, the Company will elect to accelerate the deduction of all remaining unamortized domestic R&D expenses originally capitalized in tax years 2022 through 2024 ratably over two years starting in tax year 2025. The net deductions benefit is expected to increase the Company’s June 30, 2025, income tax receivable and decrease our deferred tax assets by approximately $10.7 million.
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

Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2025 and 2024, using a Black Scholes-Merton Model:

	Six months ended
	June 30, 2025	June 30, 2024
Senior Leadership[1]:
Expected (annual) dividend rate	$0.40	$0.32
Expected volatility	39.05%	37.90%
Risk-free interest rate	3.98%	4.14%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.40	$0.32
Expected volatility	42.44%	33.51%
Risk-free interest rate	3.92%	4.28%
Expected life (in years)	3.0	3.0
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
 The following is a summary of stock options vested and exercisable as of June 30, 2025:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$13.95	-	$27.58	1,027,644	3.14	$25.93	$49,139
$28.28	-	$37.07	700,225	5.38	31.86	29,331
$37.09	-	$140.76	502,217	7.00	58.64	8,241
		Total	2,230,086	4.72	$35.16	$86,711
 A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	2,957,871	$39.83
Granted	435,846	83.62
Exercised	(320,250)	31.30
Forfeited or Expired	(34,635)	71.53
Outstanding at June 30, 2025	3,038,832	$46.65
Exercisable at June 30, 2025	2,230,086	$35.16
The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2025, is $15.8 million and is expected to be recognized over a weighted average period of approximately 2.3 years.
The total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024, was $22.3 million and $23.8 million, respectively. The cash received from options exercised during the six months ended June 30, 2025 and 2024, was $10.0 million and $15.8 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At June 30, 2025, unrecognized compensation cost related to unvested restricted stock awards was approximately $9.1 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	144,292	$61.01
Granted	83,512	86.03
Vested	(78,370)	53.06
Forfeited	(3,489)	74.43
Unvested at June 30, 2025	145,945	$79.27
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
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of June 30, 2025, is $5.9 million and is expected to be recognized over a weighted average period of approximately 1.7 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the six months ended June 30, 2025 and 2024, using a Monte Carlo Model:

	Six months ended
	June 30, 2025	June 30, 2024

Expected (annual) dividend rate	$0.40	$0.32
Expected volatility	41.91%	33.99%
Risk-free interest rate	3.92%	4.31%
Expected life (in years)	2.8	2.8
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	169,348	$68.12
Granted	46,131	75.90
Additional payout[1]	66,359	29.83
Vested	(135,209)	29.83
Forfeited	(772)	90.28
Unvested at June 30, 2025[2]	145,857	$88.54
[1] The additional number of PSUs earned based on a 196.4% achievement at December 31, 2024 for awards vesting in 2025.
[2] Consists of 54,761 PSUs cliff vesting December 31, 2025, 45,371 PSUs cliff vesting December 31, 2026, and 45,725 PSUs cliff vesting December 31, 2027.
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

Share-Based Compensation
A summary of share-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Grant date fair value of awards during the period:	(in thousands)
Options	$1,336	$412	$11,809	$9,120
PSUs	798	96	3,501	5,057
Restricted stock	1,978	837	7,184	5,029
Total	$4,112	$1,345	$22,494	$19,206

Share-based compensation expense:
Options	$2,187	$2,046	$4,066	$4,253
PSUs	1,169	1,227	2,186	1,851
Restricted stock	1,418	1,221	2,543	2,347
Total	$4,774	$4,494	$8,795	$8,451

Income tax benefit (deficiency) related to share-based compensation:
Options	$1,837	$2,081	$4,994	$5,228
PSUs	(138)	—	3,334	169
Restricted stock	157	163	692	971
Key Employee Awards	—	—	—	282
Total	$1,856	$2,244	$9,020	$6,650
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

15. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees deferral rates will be increased to 6.0% unless their current rate is at or above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the six months ended June 30, 2025 and 2024.
The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$5,977	$4,366	$11,999	$10,076
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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Profit sharing bonus plan	$2,038	$6,477	$5,335	$11,077

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Medical premium payments	$5,573	$3,924	$11,408	$7,295
Health saving account contributions	2,635	2,116	5,645	4,282
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
The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:	(in thousands, except share and per share data)
Net income	$15,487	$52,228	$44,779	$91,244
Denominator:
Basic weighted average shares	81,441,511	81,791,792	81,456,845	81,339,153
Effect of dilutive shares related to stock based compensation[1]	1,514,702	1,994,430	1,696,943	2,093,715
Effect of dilutive shares related to contingent consideration[2]	—	—	—	94,849
Diluted weighted average shares	82,956,213	83,786,222	83,153,788	83,527,717
Earnings per share:
Basic	$0.19	$0.64	$0.55	$1.12
Diluted	$0.19	$0.62	$0.54	$1.09
Anti-dilutive shares:
Shares	747,383	437,997	427,819	275,357
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
[3] Expiration Date is at Board’s discretion. The Company is authorized to effectuate repurchases of the Company’s common stock on terms and conditions approved in advance by the Board. As of June 30, 2025, approximately $70.0 million remains under the current board authorization.

4 As of June 30, 2025, approximately $30.0 million of shares have been repurchased in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 14) at current market prices.
Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2025			June 30, 2024
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	371,139	$29,992	$80.81	1,353,564	$100,034	$73.90
LTIP shares[1]	91,550	9,167	100.13	42,573	3,493	82.05
Total	462,689	$39,159	$84.63	1,396,137	$103,527	$74.15
[1] Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.
Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
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
This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2019 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2019 Investor’s interest of $6.6 million is recorded in New markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.3 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
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
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2025, except as noted below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. Payments made in satisfaction of the purchase commitment were approximately $1.5 million and $2.1 million the three and six months ended June 30, 2025, respectively, as compared to $3.0 million and $6.6 million for the three and six months ended June 30, 2024, respectively. Estimated minimum future payments are $7.0 million, $10.5 million, and $11.2 million for 2025, 2026, and 2027, respectively.

20.  Related Parties
The following is a summary of transactions and balances with related parties:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Sales to affiliates	$2,213	$1,625	$3,308	$3,821
Payments to affiliates	704	505	1,213	1,120

			June 30, 2025	December 31, 2024
			(in thousands)
Due from affiliates			$1,580	$1,055
Due to affiliates			86	369
The nature of our related party transactions is as follows:
•The Company sells units to an entity operated by a member of the board’s immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products.
•The Company purchases some supplies from entities controlled by two of the Company’s board members and a member of the Company's executive management team.
•The Company periodically makes part sales and makes payments to a board member related to a consulting agreement. The consulting agreement expired in May 2024.
•The Company periodically rents space partially owned a member of the board for various Company meetings.
•The Company leases flight time of an aircraft partially owned by our President and CEO and another member of our senior leadership.
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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)		(in thousands)
AAON Oklahoma
External sales	$185,120	$225,727	$346,958	$435,867
Inter-segment sales	5,318	1,311	9,157	2,982
Eliminations	(5,318)	(1,311)	(9,157)	(2,982)
Net sales	185,120	225,727	346,958	435,867
Cost of sales[1]	134,237	141,857	258,102	273,586
Gross profit	50,883	83,870	88,856	162,281
AAON Coil Products
External sales	$58,465	$31,373	$152,488	$55,620
Inter-segment sales	6,073	8,942	12,279	18,273
Eliminations	(6,073)	(8,942)	(12,279)	(18,273)
Net sales	58,465	31,373	152,488	55,620
Cost of sales[1]	45,602	18,214	107,140	34,322
Gross profit	12,863	13,159	45,348	21,298
BASX
External sales	$67,982	$56,466	$134,175	$84,178
Inter-segment sales	507	220	550	222
Eliminations	(507)	(220)	(550)	(222)
Net sales	67,982	56,466	134,175	84,178
Cost of sales[1]	48,999	40,401	99,286	62,421
Gross profit	18,983	16,065	34,889	21,757
Consolidated gross profit	$82,729	$113,094	$169,093	$205,336
[1] Presented after intercompany eliminations.

The reconciliation between consolidated gross profit to consolidated income from operations is as follows:
Consolidated gross profit	$82,729	$113,094	$169,093	$205,336
Less: Selling, general and administrative expenses	59,147	45,895	110,440	91,183
Add: Gain on disposal of assets	—	—	40	16
Consolidated income from operations	$23,582	$67,199	$58,693	$114,169

The following table presents long-lived assets by reportable segment, which includes property and equipment, net and operating lease assets:

	June 30, 2025	December 31, 2024
Long-lived assets	(in thousands)
AAON Oklahoma	$335,977	$321,597
AAON Coil Products	151,301	122,515
BASX	89,996	81,680
Total long-lived assets	$577,274	$525,792

The following table presents intangible assets and goodwill, net, by reportable segment:
Intangible assets, net and goodwill
AAON Oklahoma	$20,844	$22,966
AAON Coil Products	3,759	—
BASX	137,704	137,186
Total intangible assets, net and goodwill	$162,307	$160,152

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
We engineer, manufacture, and sell premium heating, ventilation, and air conditioning equipment consisting of semi-custom and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to a variety of vertical markets including retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, industrial, and other commercial markets. We sell our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $7.5 million and $18.8 million the three and six months ended June 30, 2025, respectively, as compared to $7.1 million and $14.5 million for the three and six months ended June 30, 2024, respectively.
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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At June 30, 2025, the price (year to date average) for copper increased 10.3% while stainless steel decreased 27.5%, respectively. The price (year to date average) for galvanized steel and aluminum remained relatively flat, as compared to the price (year to date average) at June 30, 2024.
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
Macroeconomic Conditions
Beginning in January 2025, the current United States (“U.S.”) Administration began enacting a series of tariffs affecting nearly all goods imported into the U.S. In retaliation, numerous foreign countries imposed reciprocal tariffs and restricted certain exports to the U.S. The continuous changes and uncertainty in tariff policy could impact our cost of materials, parts, or components imported into the U.S. and could impact the availability of supply from our vendors. We source raw materials domestically, but historically have seen those suppliers increase prices when tariffs are increased. Additionally, while we source most components domestically, our vendors may be impacted by tariffs if they use foreign parts and materials and often pass any additional costs as a result of tariffs through to us. We expect to continue to pass along some of these costs to our customers, but the increased price of our products could adversely affect the demand, which could have an adverse effect on our business and our earnings.
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
Additionally, we continue to experience challenges in a tight labor market, especially the hiring of production labor. We continue to implement human resource initiatives to retain and attract labor to further increase production capacity. We have implemented the following wage increases to remain competitive and to attract and retain employees:
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

Backlog

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products
The following table shows our historical backlog levels:

	June 30, 2025	December 31, 2024	June 30, 2024
	(in thousands)
AAON Products	$494,214	$327,343	$255,485
BASX Products	501,106	539,747	394,520
Total Backlog	$995,320	$867,090	$650,005

At June 30, 2025, our consolidated backlog is $995.3 million, an increase of 53.1%, or $345.3 million, as compared to June 30, 2024. Backlog was up from a year ago for both AAON Products and BASX Products with BASX Products increasing 27.0%, or $106.6 million, when compared to June 30, 2024. Most of these orders were associated with the BASX branded data center liquid cooling solutions.
Consolidated Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$311,567	$313,566	$633,621	$575,665
Cost of sales	228,838	200,472	464,528	370,329
Gross profit	82,729	113,094	169,093	205,336
Selling, general and administrative expenses	59,147	45,895	110,440	91,183
Loss (gain) on disposal of assets	—	—	(40)	(16)
Income from operations	$23,582	$67,199	$58,693	$114,169
The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:
•We continue to see strong demand and growth of the BASX brand with increases in net sales of $51.7 million and $156.3 million for the three and six months ended June 30, 2025, respectively. This growth is primarily driven by data center demand for our liquid cooling solutions.
•The AAON brand has experienced challenges with a softer rooftop market due to macroeconomic factors like higher interest rates and slowing construction starts. Additionally, the refrigerant change that went into effect on January 1, 2025 created supply chain constraints for components with the new refrigerant that challenged the first quarter and lingered into the second quarter. As a result, net sales for the AAON brand were down $53.6 million and $98.3 million for the three and six months ended June 30, 2025, respectively.
•The Company went live with its new Enterprise Resource Planning (“ERP”) system on April 1, 2025 at its Longview, Texas facility. The adoption of this new system has caused some disruptions due to changes in processes. These disruptions primarily impacted the AAON Coil Products segment with decreased net sales and gross profit margins during the three months ended, June 30, 2025. To a lesser extent, the impact to the coil production at AAON Coil Products also impacted AAON Oklahoma’s ability to ramp up production, which contributed to the lower net sales and gross profit margins for that segment during the quarter.
•We continue to invest in the future growth of the Company as evidenced by our $89.6 million in capital expenditures in 2025, an increase of $14.1 million or 18.7% when compared to 2024.

•We completed the repurchase of 0.4 million shares for $30.0 million during the six months ended June 30, 2025.
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
Segment Operating Results for Three Months Ended June 30, 2025 and Three Months Ended June 30, 2024

	Three Months Ended
	June 30, 2025	Percent of Sales[1]	June 30, 2024	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$185,120	59.4%	$225,727	72.0%	$(40,607)	(18.0)%
AAON Coil Products	58,465	18.8%	31,373	10.0%	27,092	86.4%
BASX	67,982	21.8%	56,466	18.0%	11,516	20.4%
Net sales	$311,567		$313,566		$(1,999)	(0.6)%

Cost of Sales[2]
AAON Oklahoma	$134,237	72.5%	141,857	62.8%	$(7,620)	(5.4)%
AAON Coil Products	45,602	78.0%	18,214	58.1%	27,388	150.4%
BASX	48,999	72.1%	40,401	71.5%	8,598	21.3%
Cost of sales	$228,838	73.4%	$200,472	63.9%	$28,366	14.1%

Gross Profit[2]
AAON Oklahoma	$50,883	27.5%	$83,870	37.2%	$(32,987)	(39.3)%
AAON Coil Products	12,863	22.0%	13,159	41.9%	(296)	(2.2)%
BASX	18,983	27.9%	16,065	28.5%	2,918	18.2%
Gross profit	$82,729	26.6%	$113,094	36.1%	$(30,365)	(26.8)%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
Total net sales decreased $2.0 million, or 0.6%. AAON Oklahoma had net sales of $185.1 million, a decrease of 18.0% compared to the same period in the prior year. This decrease was driven by lingering supply chain issues from the refrigerant transition at the beginning of the quarter and coil supply shortages in the end of the quarter due to our ERP implementation at our Longview, Texas facility which slowed production of coils made for our Tulsa plant. Sales were up 86.4%, at AAON Coil Products primarily driven by growth in BASX branded products of $40.1 million for a large liquid cooling data center. AAON branded products declined $13.0 million due to disruptions caused by the change in ERP systems. BASX net sales were up 20.4% to $68.0 million due to the continued demand for data center solutions.
Gross profit decreased $30.4 million or 26.8% and from 36.1% of sales to 26.6% of sales. AAON Oklahoma’s decrease in gross profit is primarily driven by the lower volumes discussed above that resulted in sub optimal overhead absorption. Additionally, our new plant in Memphis contributed $3.0 million in cost of sales with minimal net sales to offset this cost to the AAON Oklahoma segment. AAON Coil Products decreased 1,990 basis points in gross profit margin is a result of slower production from implementing our ERP system at the beginning of the quarter. BASX gross profit margin of 27.9% is slightly down year over year due to higher indirect costs for warehouse personnel offset by slightly lower cost of materials.
As shown in the table below, we have experienced fluctuations in the cost of several raw materials.

Raw Material Costs
Three-month average raw material cost per pound as of June 30:

	2025	2024	% Change

Copper	$6.04	$5.28	14.4%
Galvanized steel	$0.59	$0.57	3.5%
Stainless steel	$1.94	$2.56	(24.2)%
Aluminum	$2.34	$2.40	(2.5)%
Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	June 30, 2025	June 30, 2024
			2025	2024
	(in thousands)
Warranty	$3,599	$3,320	1.2%	1.1%
Profit sharing	2,038	6,477	0.7%	2.1%
Salaries & benefits	17,125	14,089	5.5%	4.5%
Stock compensation	3,133	2,841	1.0%	0.9%
Advertising	2,120	1,005	0.7%	0.3%
Depreciation & amortization	7,342	4,266	2.4%	1.4%
Insurance	2,111	2,037	0.7%	0.6%
Professional fees	1,775	1,241	0.6%	0.4%
Memphis incentive fee	3,405	—	1.1%	—%
Donations	310	755	0.1%	0.2%
Other	16,189	9,864	5.2%	3.1%
Total SG&A	$59,147	$45,895	19.0%	14.6%
Selling, general and administrative expenses increased $13.3 million for the three months ended June 30, 2025, from the prior year period. Profit sharing is down as a result of our lower earnings in the quarter. Salaries and benefits have increased as we add additional headcount to help build out our organizational capacity for future growth. Depreciation and amortization increased $3.1 million during the three months ended June 30, 2025, due to increased investments from our ERP implementation. We incurred approximately $3.4 million in incentive fees due to our real estate broker associated with the acquisition of our Memphis, Tennessee plant for a percentage of the incentives awarded to us by various entities. Other includes an increase in expense of $3.4 million for technology related consulting fees along with increased expenses related to travel and other consulting expenses.
Income Taxes

	Three Months Ended		Effective Tax Rate
	June 30, 2025	June 30, 2024
			2025	2024
	(in thousands)
Income tax provision	$4,018	$14,779	20.6%	22.1%
The Company’s estimated annual 2025 effective tax rate, excluding discrete events, is expected to be approximately 24.5%.
During the three months ended June 30, 2025, the Company recorded an excess tax benefit of $4.1 million as compared to $1.3 million during the same period in 2024. The excess tax benefit is related to the timing of stock option exercises as a result of our high stock price during the three months ended June 30, 2025 and 2024, respectively.

Segment Operating Results for Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024

	Six Months Ended
	June 30, 2025	Percent of Sales[1]	June 30, 2024	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$346,958	54.8%	$435,867	75.7%	$(88,909)	(20.4)%
AAON Coil Products	152,488	24.1%	55,620	9.7%	96,868	174.2%
BASX	134,175	21.2%	84,178	14.6%	49,997	59.4%
Net sales	$633,621		$575,665		$57,956	10.1%

Cost of Sales[2]
AAON Oklahoma	$258,102	74.4%	273,586	62.8%	$(15,484)	(5.7)%
AAON Coil Products	107,140	70.3%	34,322	61.7%	72,818	212.2%
BASX	99,286	74.0%	62,421	74.2%	36,865	59.1%
Cost of sales	$464,528	73.3%	$370,329	64.3%	$94,199	25.4%

Gross Profit[2]
AAON Oklahoma	$88,856	25.6%	$162,281	37.2%	$(73,425)	(45.2)%
AAON Coil Products	45,348	29.7%	21,298	38.3%	24,050	112.9%
BASX	34,889	26.0%	21,757	25.8%	13,132	60.4%
Gross profit	$169,093	26.7%	$205,336	35.7%	$(36,243)	(17.7)%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
Total net sales increased $58.0 million, or 10.1%. AAON Oklahoma had net sales of $347.0 million, a decrease of 20.4% compared to the same period in the prior year. This decrease was driven by supply chain issues from the refrigerant transition at the beginning of the year and coil supply shortages in the second quarter due to our ERP implementation at our Longview, Texas facility which slowed production of coils made for our Tulsa plant. Sales were up 174.2% for AAON Coil Products primarily driven by growth in BASX branded products of $106.3 million for a large liquid cooling data center. AAON branded products declined $9.4 million due to disruptions caused by our ERP implementation. BASX net sales were up 59.4% to $134.2 million due to the continued demand for data center solutions.
Gross profit decreased $36.2 million or 17.7% and from 35.7% of sales to 26.7% of sales. AAON Oklahoma’s decrease in gross profit is primarily driven by the lower volumes discussed above that resulted in sub optimal overhead absorption. Additionally, our new plant in Memphis contributed $5.3 million in cost of sales with minimal net sales to offset this cost for the AAON Oklahoma segment. AAON Coil Products 860 basis point drop in gross profit margin is a result of slower production from implementing our ERP system at the beginning of the second quarter.
Raw Material Costs
Six-month average raw material cost per pound as of June 30:

	2025	2024	% Change

Copper	$5.99	$5.43	10.3%
Galvanized steel	$0.58	$0.58	—%
Stainless steel	$1.92	$2.65	(27.5)%
Aluminum	$2.36	$2.36	—%

Selling, General and Administrative Expenses

	Six Months Ended		Percent of Sales
	June 30, 2025	June 30, 2024
			2025	2024
	(in thousands)
Warranty	$6,810	$6,718	1.1%	1.2%
Profit sharing	5,335	11,077	0.8%	1.9%
Salaries & benefits	33,554	29,899	5.3%	5.2%
Stock compensation	5,747	5,085	0.9%	0.9%
Advertising	2,671	1,604	0.4%	0.3%
Depreciation & amortization	14,228	8,136	2.2%	1.4%
Insurance	4,167	4,008	0.7%	0.7%
Professional fees	3,262	5,861	0.5%	1.0%
Memphis incentive fee	6,105	—	1.0%	—%
Donations	484	925	0.1%	0.2%
Other	28,077	17,870	4.4%	3.1%
Total SG&A	$110,440	$91,183	17.4%	15.8%

Selling, general and administrative expenses increased $19.3 million for the six months ended June 30, 2025, from the prior year period. Profit sharing is down as a result of our lower earnings in the period. Salaries and benefits have increased as we add additional headcount to help build out our organizational capacity for future growth. Depreciation and amortization increased $6.1 million during the period due to increased investments from our ERP implementation. We incurred approximately $6.1 million in incentive fees due to our real estate broker associated with the acquisition of our Memphis, Tennessee plant for a percentage of the incentives awarded to us by various entities. Other includes an increase in expense of $5.7 million for technology related consulting fees along with increased expenses related to travel and other consulting expenses.
Income Taxes

	Six Months Ended		Effective Tax Rate
	June 30, 2025	June 30, 2024
			2025	2024
	(in thousands)
Income tax provision	$7,209	$22,571	13.9%	19.8%

During the six months ended June 30, 2025, the Company recorded an excess tax benefit of $9.0 million as compared to $6.7 million during the same period in 2024. The excess tax benefit is related to the timing of stock option exercises as a result of our high stock price during the six months ended June 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash remained stable at a nominal amount from December 31, 2024 to June 30, 2025. Our restricted cash decreased $5.2 million due to funding requirements related to our Longview, Texas expansion.

Outstanding Debt - On December 16, 2024, we entered into the Third Amendment and Restated Loan Agreement dated November 24, 2021, to include an $80.0 million term loan payable in equal monthly installments, plus interest, over 60 months, expiring December 16, 2029 (“Term Loan”). The agreement provided for a $200.0 million revolving credit facility and an option to increase the maximum borrowings to $300.0 million. In April 2025, we increased our available Revolver to $230.0 million, an increase of $30.0 million, to fund our additional working capital needs.
On May 29, 2025, we entered into the Fifth Amendment to the Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Amended Loan Agreement”) whereby the remaining balance of the Term Loan, approximately $72.0 million, was rolled into the amended Revolving Loan (“Amended Revolver”), the capacity of which was increased from $230.0 million to $500.0 million. The Amended Revolver is prepayable without penalty.
As of June 30, 2025 and December 31, 2024, we had $317.3 million and $76.5 million outstanding under the Amended Revolver, respectively. We have one standby letter of credit totaling $0.7 million as of June 30, 2025 and one standby letter of credit totaling $0.3 million as of December 31, 2024. At June 30, 2025, we have $182.1 million of borrowings available under the Amended Revolver. The Amended Revolver expires May 27, 2030.
The Term Loan had no outstanding balance as of June 30, 2025 and a balance of $78.4 million as of December 31, 2024 respectively.
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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and six months ended June 30, 2025 and 2024.
Weighted average interest rate of our borrowings outstanding are as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revolver	5.6%	6.6%	5.6%	6.6%
Term loan	5.7%	*[1]	5.7%	*[1]
[1] Funds were borrowed on December 16, 2024. No borrowings outstanding during the six months ended June 30, 2024.
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
At June 30, 2025, we were in compliance with our financial covenants, as defined by the Amended Loan Agreement. These covenants require that we meet certain parameters related to our leverage ratio. At June 30, 2025, our leverage ratio was 1.4 to 1.0, which meets the requirement of not being above 3 to 1.
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
[3] Expiration Date is at Board’s discretion. The Company is authorized to effectuate repurchases of the Company’s common stock on terms and conditions approved in advance by the Board. As of June 30, 2025, approximately $70.0 million remains under the current board authorization.

4 As of June 30, 2025, approximately $30.0 million of shares have been repurchased in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 14) at current market prices.

Our repurchase activity is as follows:

	Six Months Ended
	June 30, 2025			June 30, 2024
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	371,139	$29,992	$80.81	1,353,564	$100,034	$73.90
LTIP shares[1]	91,550	9,167	100.13	42,573	3,493	82.05
Total	462,689	$39,159	$84.63	1,396,137	$103,527	$74.15
[1] Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.

Dividends - At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
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

Statement of Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2025 and 2024. For additional details, see the consolidated financial statements.

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Operating Activities
Net Income	$44,779	$91,244
Income statement adjustments, net	46,135	38,359
Changes in assets and liabilities:
Accounts receivable	(23,409)	(12,210)
Income taxes	(3,187)	(6,139)
Inventories	(47,848)	29,903
Contract assets	(97,963)	(22,977)
Prepaid expenses and other long-term assets	(68)	(2,708)
Accounts payable	36,397	(1,804)
Contract liabilities	18,839	13,105
Extended warranties	(148)	1,195
Accrued liabilities & other long-term liabilities	(4,567)	(56)
Net cash (used in) provided by operating activities	(31,040)	127,912
Investing Activities
Capital expenditures	(82,515)	(65,381)
Acquisition of intangible assets	(7,042)	(10,058)
Other	65	42
Net cash used in investing activities	(89,492)	(75,397)
Financing Activities
Proceeds from financing obligations, net of issuance costs	—	4,186
Payment related to financing costs	(1,395)	(417)
Borrowings of debt	415,126	272,526
Payments of debt	(252,982)	(224,970)
Stock options exercised	10,025	15,821
Repurchase of stock	(29,992)	(100,034)
Employee taxes paid by withholding shares	(9,167)	(3,493)
Cash dividends paid to stockholders	(16,276)	(13,079)
Net cash provided by (used in) financing activities	$115,339	$(49,460)
Cash Flows Provided by Operating Activities
The Company currently manages cash needs through working capital as well as drawing on its line of credit. Collections and payments cycles are on a normal pattern and fluctuate due to timing of receipts and payments. Historically, the Company increases the purchase of inventory to take advantage of favorable pricing opportunities and also to mitigate the impact of future supply chain disruptions on our operations. Additionally, we continue to make significant purchases of inventory related to data center orders. These purchases are allocated to customer jobs and show as increases to our contract assets.
Current payment terms for BASX jobs primarily require the Company to fund the upfront working capital resulting in cash outflows related to our contract assets.
Cash Flows Used in Investing Activities
Capital expenditures during the six months ended June 30, 2025, relate to additional infrastructure and machinery for both replacement and production growth, finalizing our new production space in our Redmond, Oregon and Longview, Texas locations, additional equipment and production capacity in Parkville, Missouri, and new equipment for our Memphis,

Tennessee facility. We have also made investments to purchase or develop software for internal use in anticipation of future Company growth.
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
During the six months ended June 30, 2025, we repurchased $30.0 million under our open market share repurchase programs. Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees.
Commitments and Contractual Obligations
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2025, except as described below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. Payments made in satisfaction of the purchase commitment were approximately $1.5 million and $2.1 million the three and six months ended June 30, 2025, respectively, as compared to $3.0 million and $6.6 million for the three and six months ended June 30, 2024, respectively. Estimated minimum future payments are $7.0 million, $10.5 million, and $11.2 million for 2025, 2026, and 2027, respectively.
Critical Accounting Policies
There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2025.
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
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of June 30, 2025, we had an outstanding balance of $317.3 million on our combined Revolver and Term Loan. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $3.2 million.

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
Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.
Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. For six months ended June 30, 2025, we have repurchased a total of approximately 0.4 million shares (at current market prices) under the current $100 million open market stock buyback program, approved by the Board of Directors on February 27, 2025, for an aggregate price of $30.0 million, or an average price of $80.81 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions and/or stock repurchased to cover the strike price of stock options. For six months ended June 30, 2025, we repurchased approximately 91.6 thousand shares (at current market prices) for an aggregate price of $9.2 million, or an average price of $100.13 per share.

Repurchases during the second quarter of 2025 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2025	1,756	$79.16	1,756	—
May 2025	6,112	103.57	6,112	—
June 2025	1,018	81.53	1,018	—
Total	8,886	$96.22	8,886	—

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

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement

Stephen E. Wakefield	March 14, 2024	Terminated July 12, 2024	29,946
Executive Vice President
Rebecca A. Thompson	December 13, 2024	December 31, 2025	91,500
Chief Financial Officer
Item 6.  Exhibits.

Exhibit #		Description
(3.1)		Amended and Restated Articles of Incorporation (i)
(3.2)		Amended and Restated Bylaws of AAON, Inc. effective March 9, 2023 (ii)
(4.1)		Amended and Restated Loan Agreement (dated November 24, 2021) and related documents (iii)
(4.2)		First Amendment to the Amended and Restated Loan Agreement (dated May 27, 2022) and related documents (iv)
(4.3)		Third Amendment to the Amended and Restated Loan Agreement (dated December 16, 2024) and related documents (v)
(4.4)		Fifth Amendment to the Amended and Restated Loan Agreement (dated May 29, 2025) and related documents (vi)
(4.16)		Description of Securities (vii)
(10.1)		AAON, Inc. 2016 Long-Term Incentive Plan (viii)
(10.2)		AAON, Inc. 2024 Long-Term Incentive Plan (ix)
(31.1)		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.1)		Membership Interest Purchase Agreement - Acquisition of BASX, LLC (dated November 18, 2021) (x)
(101)
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024; (ii) our Consolidated Statements of Income for the six months ended June 30, 2025 and 2024; (iii) our Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2025 and 2024; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) the notes to our Consolidated Financial Statements.

(104)		Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

	(i)	Incorporated herein by reference to the exhibit to our Form 10-Q dated June 30, 2024.
	(ii)	Incorporated herein by reference to the exhibit to our Form 8-K dated March 9, 2023.
	(iii)	Incorporated herein by reference to exhibit to our Form 8-K dated November 24, 2021.
	(iv)	Incorporated herein by reference to the exhibits to our Form 8-K dated May 27, 2022.
	(v)	Incorporated herein by reference to the exhibits to our Form 8-K dated December 16, 2024.
	(vi)	Incorporated herein by reference to the exhibits to our Form 8-K dated May 29, 2025.
	(vii)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
(viii)
Incorporated herein by reference to our Form S-8 Registration Statement No. 333-212863 dated August 2, 2016, our Form S-8 Registration Statement No. 333-226512 dated August 2, 2018, and our Form S-8 Registration Statement No. 333-241538 dated August 6, 2020.

	(ix)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-279594 dated May 21, 2024 and our Form S-8 POS Registration Statement No. 333-241538 dated June 25, 2024.
	(x)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAON, INC.

Dated: August 11, 2025	By:	/s/ Matthew J. Tobolski
Matthew J. Tobolski Chief Executive Officer

Dated: August 11, 2025	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer