Form 10-Q
period 2025-09-30
AAON, INC.
filed 2025-11-06
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
Yes ☐                      No ☑

As of November 4, 2025, registrant had outstanding a total of 81,634,058 shares of its $.004 par value Common Stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2025	December 31, 2024
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$1,041	$14
Restricted cash	1,226	6,500
Accounts receivable, net	266,238	147,434
Income tax receivable	25,508	4,115
Inventories, net	250,511	187,420
Contract assets, net	207,140	135,421
Prepaid expenses and other	7,668	7,308
Total current assets	759,332	488,212
Property, plant and equipment, net	591,652	510,356
Intangible assets, net and goodwill	163,886	160,152
Right of use assets	17,050	15,436
Deferred tax assets	—	836
Other long-term assets	2,151	242
Total assets	$1,534,071	$1,175,234

Liabilities and Stockholders' Equity
Current liabilities:
Debt, short-term	$—	$16,000
Accounts payable	109,740	44,645
Accrued liabilities	120,468	99,347
Contract liabilities	19,974	14,913
Total current liabilities	250,182	174,905
Debt, long-term	360,142	138,891
Deferred tax liabilities	22,199	—
Other long-term liabilities	22,205	20,743
New markets tax credit obligations[1]	16,233	16,113
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized, 81,593,092 and 81,436,594 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	326	326
Additional paid-in capital	56,350	68,946
Retained earnings	806,434	755,310
Total stockholders’ equity	863,110	824,582
Total liabilities and stockholders’ equity	$1,534,071	$1,175,234
[1] Held by variable interest entities (Note 18)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Net sales	$384,238	$327,252	$1,017,859	$902,917
Cost of sales	277,377	213,094	741,905	583,423
Gross profit	106,861	114,158	275,954	319,494
Selling, general and administrative expenses	63,230	48,637	173,670	139,820
Gain on disposal of assets	36	1	(4)	(15)
Income from operations	43,595	65,520	102,288	179,689
Interest expense, net	(5,153)	(1,091)	(11,964)	(1,697)
Other income, net	—	81	106	333
Income before taxes	38,442	64,510	90,430	178,325
Income tax provision	7,660	11,885	14,869	34,456
Net income	$30,782	$52,625	$75,561	$143,869
Earnings per share:
Basic	$0.38	$0.65	$0.93	$1.77
Diluted	$0.37	$0.63	$0.91	$1.72
Cash dividends declared per common share:	$0.10	$0.08	$0.30	$0.24
Weighted average shares outstanding:
Basic	81,543,105	81,089,476	81,485,914	81,448,413
Diluted	82,952,049	83,107,077	83,086,858	83,579,989
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)
	Nine Months Ended September 30, 2025
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2024	81,437	$326	$68,946	$755,310	$824,582
Net income	—	—	—	75,561	75,561
Stock options exercised and restricted stock awards granted	621	2	13,273	—	13,275
Share-based compensation	—	—	13,421	—	13,421
Stock repurchased and retired	(465)	(2)	(39,290)	—	(39,292)
Dividends	—	—	—	(24,437)	(24,437)
Balances at September 30, 2025	81,593	$326	$56,350	$806,434	$863,110

	Nine Months Ended September 30, 2024
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at December 31, 2023	81,508	$326	$122,063	$612,835	$735,224
Net income	—	—	—	143,869	143,869
Stock options exercised and restricted stock awards granted	937	4	25,641	—	25,645
Contingent shares issued (Note 17)	243	1	6,363	—	6,364
Share-based compensation	—	—	12,814	—	12,814
Stock repurchased and retired	(1,441)	(6)	(107,483)	—	(107,489)
Dividends	—	—	—	(19,571)	(19,571)
Balances at September 30, 2024	81,247	$325	$59,398	$737,133	$796,856

	Three Months Ended September 30, 2025
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2025	81,509	$326	$48,607	$783,813	$832,746
Net income	—	—	—	30,782	30,782
Stock options exercised and restricted stock awards granted	86	—	3,250	—	3,250
Share-based compensation	—	—	4,626	—	4,626
Stock repurchased and retired	(2)	—	(133)	—	(133)
Dividends	—	—	—	(8,161)	(8,161)
Balances at September 30, 2025	81,593	$326	$56,350	$806,434	$863,110

	Three Months Ended September 30, 2024
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(in thousands)
Balances at June 30, 2024	80,951	$324	$49,174	$691,000	$740,498
Net income	—	—	—	52,625	52,625
Stock options exercised and restricted stock awards granted	342	1	9,823	—	9,824
Share-based compensation	—	—	4,363	—	4,363
Stock repurchased and retired	(46)	—	(3,962)	—	(3,962)
Dividends	—	—	—	(6,492)	(6,492)
Balances at September 30, 2024	81,247	$325	$59,398	$737,133	$796,856
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Operating Activities	(in thousands)
Net income	$75,561	$143,869
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	58,838	45,185
Amortization of debt issuance costs	250	111
Amortization of right of use assets	118	133
Provision for credit losses on accounts receivable, net of adjustments	92	815
Provision for excess and obsolete inventories, net of write-offs	1,025	1,848
Provision for credit losses on contract assets, net of adjustments	200	—
Share-based compensation	13,421	12,814
Other	(32)	(19)
Deferred income taxes	23,035	(4,112)
Changes in assets and liabilities:
Accounts receivable	(118,896)	(6,513)
Income taxes	(21,393)	(2,295)
Inventories	(64,116)	33,953
Contract assets	(71,919)	(49,926)
Prepaid expenses and other long-term assets	(771)	(304)
Accounts payable	59,891	1,733
Contract liabilities	5,061	2,634
Extended warranties	431	1,249
Accrued liabilities and other long-term liabilities	20,420	10,512
Net cash (used in) provided by operating activities	(18,784)	191,687
Investing Activities
Capital expenditures	(128,067)	(99,371)
Proceeds from sale of property, plant and equipment	275	21
Acquisition of intangible assets	(10,868)	(14,436)
Principal payments from note receivable	37	38
Net cash used in investing activities	(138,623)	(113,748)
Financing Activities
Borrowings of debt	658,458	410,503
Payments of debt	(453,449)	(393,154)
Proceeds from financing obligation, net of issuance costs	—	4,186
Payment related to financing costs	(1,395)	(417)
Stock options exercised	13,275	25,645
Repurchases of stock - open market	(29,992)	(100,034)
Repurchases of stock - LTIP plans (Note 17)	(9,300)	(7,455)
Cash dividends paid to stockholders	(24,437)	(19,571)
Net cash provided by (used in) financing activities	153,160	(80,297)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,247)	(2,358)
Cash, cash equivalents and restricted cash, beginning of period	6,514	9,023
Cash, cash equivalents and restricted cash, end of period	$2,267	$6,665
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
Macroeconomic Conditions
Beginning in January 2025, the current United States (“U.S.”) Administration began enacting a series of tariffs affecting nearly all goods imported into the U.S. In retaliation, numerous foreign countries imposed reciprocal tariffs and restricted certain exports to the U.S. The continuous changes and uncertainty in tariff policy could impact our cost of materials, parts, or components imported into the U.S. and could impact the availability of supply from our vendors. We source raw materials domestically, but historically have seen those suppliers increase prices when tariffs are increased. Additionally, while we source most components domestically, our vendors may be impacted by tariffs if they use foreign parts and materials and often pass any additional costs as a result of tariffs through to us. We expect to continue to pass along some of these costs to our customers, but the increased price of our products could adversely affect the demand, which could have an adverse effect on our business and our earnings. The third quarter of 2025 is the first period during which we experienced significant financial impact from tariffs. On April 1, 2025 we instituted a 6.0% tariff surcharge on AAON branded orders which we began to see realization of in the third quarter of 2025. To date, we estimate that the amount of surcharge realized has not covered the additional costs from the tariffs, but expect this to change by the end of the year as we fully realize our surcharge.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill at September 30, 2025, is expected to be tax deductible in future periods. Indefinite-lived intangible assets consist of trademarks and trade names. Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.
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

2.  Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 21) by major source, net of intercompany sales eliminations.

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products

	Three Months Ended September 30, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$235,750	$23,700	$—	$259,450
BASX Products	2,998	46,546	75,244	124,788
Total	$238,748	$70,246	$75,244	$384,238

	Three Months Ended September 30, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$228,887	$34,633	$—	$263,520
BASX Products	—	599	63,133	63,732
Total	$228,887	$35,232	$63,133	$327,252

	Nine Months Ended September 30, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$582,708	$68,760	$—	$651,468
BASX Products	2,998	153,974	209,419	366,391
Total	$585,706	$222,734	$209,419	$1,017,859

	Nine Months Ended September 30, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON Products	$664,754	$89,121	$—	$753,875
BASX Products	—	1,731	147,311	149,042
Total	$664,754	$90,852	$147,311	$902,917

Aftermarket part sales (included in the AAON Product sales above) were $24.9 million and $21.1 million for the three months ended September 30, 2025 and 2024, respectively, and $60.8 million and $55.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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
The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $11.1 million and $10.7 million for the three months ended September 30, 2025 and 2024, respectively, and $35.8 million and $31.7 million for the nine months ended September 30, 2025 and 2024, respectively.

3. Contract Assets and Liabilities

Opening and closing balances of contract assets and contract liabilities are as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Contract assets	$207,739	$135,820
Less: Allowance for credit losses	599	399
Contract assets, net	207,140	135,421

Contract liabilities	(19,974)	(14,913)
Total, net	$187,166	$120,508

Costs and estimated earnings on uncompleted contracts and related billings are as follows:

	September 30, 2025	September 30, 2024
	(in thousands)
Costs incurred on uncompleted contracts	$192,207	$132,844
Estimated earnings	164,859	95,109
Total	357,066	227,953

Less: Contract billings to date	180,775	149,981
Less: Allowance for credit losses	599	—
Plus: Completed contracts, unbilled	11,474	757
Total, net	$187,166	$78,729
Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period for the nine months ended September 30, 2025 and 2024 was $11.8 million and $12.4 million, respectively. Typically, we expect to satisfy performance obligations relating to uncompleted in-process contracts within one year or less, however, timing of performance obligations can vary due to timing of payment, production scheduling and timing of customer installation requirements. Increases in contract assets are mainly due to the increased production and increased demand of our BASX branded products.

4. Leases
The Company has lease arrangements for certain administrative, manufacturing and warehousing facilities and equipment. Lease expiration dates, including expected renewal options, range from October 2025 to November 2033, with the weighted average remaining term being 6.3 years. The discount rates used to calculate the present value of lease payment range from 1.3% to 5.9% as of September 30, 2025. All leases are classified as operating leases.

	Balance Sheet Classification	September 30, 2025	December 31, 2024
		(in thousands)
Right of use assets	Right of use assets	$17,050	$15,436
Current lease liability	Accrued liabilities	2,903	2,481
Noncurrent lease liability	Other long-term liabilities	14,902	13,592

Since 2018, the Company has leased the manufacturing, engineering and office space used by our operations in Parkville, Missouri. The lease’s original term was through December 2032. In May 2025, the Company added approximately 17,000 additional square feet and extended the lease term through April 2033. Additionally, in May 2025, the Company added approximately 22,300 square feet with a lease term through April 2030. The Company’s total leased space in Parkville, Missouri is approximately 125,300 square feet.

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
In October 2025, the Company entered into a lease agreement with a start date of November 2025, for approximately 34,000 square feet of additional warehouse and office space. The lease term will expire October 2028.

Total future lease payments as of September 30, 2025, are as follows:

(in thousands)
2025	$961
2026	3,890
2027	3,864
2028	3,719
2029	2,056
Thereafter	6,865
Total minimum lease obligations	$21,355
Less: present value of minimum lease payments	3,550
Less: current portion	2,903
Lease obligations, long-term	$14,902

5.  Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Accounts receivable	$267,568	$148,472
Less: Allowance for credit losses	1,330	1,038
Total, net	$266,238	$147,434

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$1,308	$1,492	$1,038	$323
Provisions for expected credit	(75)	(354)	302	820
losses, net of adjustments
Accounts receivable written off, net of recoveries	97	—	(10)	(5)
Balance, end of period	$1,330	$1,138	$1,330	$1,138
6.  Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.
The components of inventories and related changes in the allowance for excess and obsolete inventories account are as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$255,744	$192,136
Work in process	13	20
Finished goods	971	456
Total, gross	256,728	192,612
Less: Allowance for excess and obsolete inventories	6,217	5,192
Total, net	$250,511	$187,420

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$5,480	$6,801	$5,192	$6,160
Provision for excess and obsolete inventories	785	2,075	1,417	4,003
Inventories written off	(48)	(868)	(392)	(2,155)
Balance, end of period	$6,217	$8,008	$6,217	$8,008

7. Property, Plant and Equipment

Our property, plant and equipment consist of the following:

	September 30, 2025	December 31, 2024
Property, plant and equipment:	(in thousands)
Land	$17,148	$17,148
Buildings	343,645	315,854
Machinery and equipment	525,154	436,891
Furniture and fixtures	61,531	50,105
Total property, plant and equipment	947,478	819,998
Less: Accumulated depreciation	355,826	309,642
Property, plant and equipment, net	$591,652	$510,356

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Depreciation expense	$18,419	$14,636	$53,554	$39,104

8.  Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	September 30, 2025	December 31, 2024
Definite-lived intangible assets	(in thousands)
Intellectual property	$12,450	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	31,283	22,265
Less: Accumulated amortization	23,857	18,573
Definite-lived intangible assets, net	67,423	63,689

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$81,994	$78,260
Amortization expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Amortization expense	$1,540	$2,626	$5,284	$6,081

The weighted-average amortization period for definite-lived intangible assets are as follows as of September 30, 2025:

(in years)
Intellectual property	17.4
Customer relationships	10.2
Capitalized internal-use software	7.4
Definite-lived intangible assets	10.7

Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2025	$1,539
2026	6,157
2027	6,100
2028	5,536
2029	5,154
Thereafter	28,042
Total future amortization expense	52,528
Internal-use software projects not in service	14,895
Total	$67,423
Goodwill
The changes in the carrying amount of goodwill were as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Balance, beginning of period	$81,892	$81,892
Additions (decreases) during the period	—	—
Balance, end of period	$81,892	$81,892
9.  Supplemental Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Supplemental disclosures:	(in thousands)
Interest paid	$4,831	$1,128	$11,057	$1,676
Income taxes paid, Federal	$—	$9,694	$10,000	$31,694
Income taxes paid, State	$9	$2,500	$2,827	$9,170

Operating activities - other:
Gain on disposition of assets	$36	$1	$(4)	$(15)
Foreign currency transaction (gain) loss	8	(5)	(15)	10
Interest income on note receivable	(5)	(5)	(13)	(14)
Total, other	$39	$(9)	$(32)	$(19)

Non-cash investing and financing activities:
Non-cash capital expenditures	$4,604	$(5,296)	$5,204	$(2,018)
Contingent shares issued (Note 17)	$—	$—	$—	$6,364

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
Changes in the warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Warranty accrual:	(in thousands)
Balance, beginning of period	$23,762	$21,632	$24,341	$20,573
Payments made	(5,127)	(3,672)	(12,516)	(9,331)
Warranty expense	8,905	4,670	15,715	11,388
Balance, end of period	$27,540	$22,630	$27,540	$22,630

Warranty expense (benefit) by reportable segment (Note 21) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
AAON Oklahoma	$6,224	$3,336	$11,101	$9,332
AAON Coil Products	2,144	803	3,004	1,323
BASX	537	531	1,610	733
Total	$8,905	$4,670	$15,715	$11,388

11.  Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Warranty	$27,540	$24,341
Due to representatives	23,431	21,808
Payroll	25,175	16,961
Profit sharing	3,931	2,628
Workers’ compensation	292	608
Medical self-insurance	3,962	3,085
Customer prepayments	4,033	7,714
Donations, short-term	195	599
Employee vacation time	14,498	12,084
Extended warranties, short-term	3,432	3,153
Lease liability, short-term	2,903	2,481
Property taxes	4,972	—
Other	6,104	3,885
Total	$120,468	$99,347
Other long-term liabilities were comprised of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Lease liability	$14,902	$13,592
Extended warranties	7,303	7,151
Total	$22,205	$20,743

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
On May 29, 2025, we entered into the Fifth Amendment to the Amended and Restated Loan Agreement dated November 24, 2021 (as amended, “Amended Loan Agreement”) whereby the remaining balance of the term loan, approximately $72.0 million, was rolled into the amended Revolving Loan (“Amended Revolver”), the capacity of which was increased from $230.0 million to $500.0 million. The Amended Revolver is prepayable without penalty. The Revolver expires on May 27, 2030.

Revolver

	September 30, 2025	December 31, 2024
	(in thousands)
Total Revolver commitment	$500,000	$200,000
Less: Revolver borrowings outstanding	360,142	76,467
Less: Standby letter of credit	654	300
Borrowings available under the Revolver	$139,204	$123,233
Term Loan

	September 30, 2025	December 31, 2024
	(in thousands)
Term loan, short-term	$—	$16,000
Term loan, long-term	—	62,424
Total Term Loan	$—	$78,424

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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three and nine months ended September 30, 2025 and 2024, respectively.
Weighted average interest rate of our borrowings outstanding are as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revolver	5.8%	6.6%	5.7%	6.6%
Term loan	—%	*[1]	—%	*[1]
[1] Funds were borrowed on December 16, 2024. No borrowings outstanding during the nine months ended September 30, 2024.

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
At September 30, 2025, we were in compliance with our covenants, as defined by the Amended Loan Agreement. Our financial covenants require that we meet certain parameters related to our leverage ratio. At September 30, 2025, our leverage ratio was 1.73 to 1.0, which meets the requirement of not being above 3 to 1.
13.  Income Taxes
The provision for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Current	$(17,798)	$16,038	$(8,166)	$38,568
Deferred	25,458	(4,153)	23,035	(4,112)
Income tax provision	$7,660	$11,885	$14,869	$34,456
The provision for income taxes differs from the amount computed by applying the Federal statutory income tax rate before the provision for income taxes.
The reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of Federal benefit	3.1	4.9	4.2	5.0
Excess tax benefits related to share-based compensation (Note 14)	(2.2)	(7.9)	(10.9)	(6.6)
Return to provision	(0.5)	(0.3)	0.3	(0.2)
Non-deductible executive compensation	(0.1)	1.9	3.4	1.5
Research and development credits	(0.9)	(1.1)	(2.1)	(1.2)
Other	(0.5)	(0.1)	0.5	(0.2)
Effective tax rate	19.9%	18.4%	16.4%	19.3%
The Company recorded an excess tax benefit of $0.9 million and $5.1 million for the three months ended September 30, 2025 and 2024, respectively, and $9.9 million and $11.7 million for the nine months ended September 30, 2025 and 2024, respectively. The excess tax benefit is related to the timing of stock option exercises and the vesting of restricted stock as well as performance stock units along with our high stock price during the nine months ended September 30, 2025 and 2024.
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 162(m), the tax deduction for covered executives of public companies is limited to $1.0 million per individual. Because of the increase in our stock price and timing of executive stock option exercises this resulted in a nominal change to the income tax provision for the three months ended September 30, 2025 and $1.2 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, the tax provision increased $3.0 million and $2.6 million, respectively.
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
In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 174, foreign research and development expenses (“R&D”), including software development, incurred after December 31, 2021, are required to be capitalized and amortized over fifteen years. The amortization requirements for tax purposes is a mid-year convention, resulting in tax amortization of 3.33% in the year of acquisition, 6.67% in each of the following fourteen years, and 3.33% in the final year. See the OBBBA section below for more information regarding the change for domestic R&D and software development costs.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
The Company's estimated annual 2025 effective tax rate, excluding discrete events, is approximately 24.1%. We file income tax returns in the U.S., state and foreign income tax jurisdictions. We are subject to U.S. income tax examinations for the tax years 2022 to present, and to non-U.S. income tax examinations for the tax years 2021 to present. In addition, we are subject to state and local income tax examinations for tax years 2021 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.
Tax Law Changes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant amendments to the Internal Revenue Code. In accordance with ASC 740, Income Taxes, the Company recognized the tax effects of the enacted legislation in the period that includes the enactment date.
Impact of Tax Law Changes
The Company measured the effects of the tax law change using the beginning-of-year approach, with no remeasurement of its deferred tax assets (“DTAs”) or deferred tax liabilities (“DTLs”) required because the tax law changes are effective as of January 1, 2025 and do not affect prior years. The measurement resulted in an increase in DTLs (credit) of $30.9 million, a decrease in current income tax payable (debit) of $30.6 million, and an increase in provision expense (debit) of $0.4 million due to the bonus depreciation change effect on Texas Franchise tax and the reduced R&D Tax Credit allowed with the §174A change. Significant provisions of OBBBA affecting the Company include:
•100% Bonus Depreciation: Effective for qualified property acquired after January 19, 2025, including manufacturing equipment, which reverses the previously scheduled phase-down of the bonus depreciation deduction to 40% for 2025 under prior law. This provision increased DTLs by $11.9 million, decreased current payable by $11.8 million, and increased provision expense due to the accelerated tax deductions for capital expenditures made in 2025 and the small provision effect from the change in Texas Franchise Tax. This adjustment also affected the state bonus depreciation (increased the DTA) and UNICAP (increased the DTL) calculations by $1.5 million and $0.6 million, respectively, with offsetting entries to current income tax payable.
•Permanent Expensing of Domestic R&E Costs (Section 174A): Retroactive to January 1, 2025, resulting in decreased DTAs due to immediate tax deductibility of qualified domestic R&E costs as incurred. This provision decreased DTAs by $0.8 million, decreased current payables by $0.5 million, and increased provision expense by $0.3 million due to the reduction in the R&D tax credit (the Company will revert to the reduced credit method for calculation of the tax credit under the new law).
•Accelerated Deduction of Unamortized Domestic R&E Cost Originally Capitalized in Tax Years 2022, 2023, and 2024 (Section 174A): The Company has elected to deduct the unamortized amounts of Section 174 Costs as of December 31, 2024, fully in tax year 2025, which decreased DTAs and current payables by $19.3 million.

Net Operating Loss
Due to the favorable changes in tax law related to the OBBBA, as of September 30, 2025, the Company generated Federal and State net operating loss (NOL) carryforwards of approximately $48.6 million. The Federal NOLs have an indefinite carryforward period but are limited to offsetting 80% of taxable income in any given year under current tax law. The State NOLs have varying expiration dates.
The Company has recorded deferred tax assets of $10.2 million (Federal) and $2.3 million (State) related to these NOL carryforwards. Management has evaluated the positive and negative evidence in assessing the need for a valuation allowance (historical operating results, cumulative losses in recent years, and projected future taxable income) and we believe it is more likely than not that we will recognize the DTA reversals in tax year 2026, if not in Q4 of 2025.

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
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2025 and 2024, using a Black Scholes-Merton Model:

	Nine months ended
	September 30, 2025	September 30, 2024
Senior Leadership[1]:
Expected (annual) dividend rate	$0.40	$0.32
Expected volatility	39.07%	37.90%
Risk-free interest rate	3.98%	4.14%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.40	$0.32
Expected volatility	42.57%	33.56%
Risk-free interest rate	3.91%	4.27%
Expected life (in years)	3.0	3.0
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

 The following is a summary of stock options vested and exercisable as of September 30, 2025:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
$13.95	-	$27.58	1,004,718	2.90	$25.97	$67,792
$28.28	-	$37.07	669,017	5.12	31.82	41,225
$37.09	-	$140.76	489,436	6.76	58.55	17,078
		Total	2,163,171	4.46	$35.15	$126,095
 A summary of stock option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	2,957,871	$39.83
Granted	460,113	83.33
Exercised	(406,063)	32.69
Forfeited or Expired	(54,499)	74.13
Outstanding at September 30, 2025	2,957,422	$46.49
Exercisable at September 30, 2025	2,163,171	$35.15
The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2025, is $13.8 million and is expected to be recognized over a weighted average period of approximately 2.1 years.
The total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024, was $26.2 million and $45.7 million, respectively. The cash received from options exercised during the nine months ended September 30, 2025 and 2024, was $13.3 million and $25.6 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON, Inc. common stock on the respective grant dates, reduced for the present value of dividends. At September 30, 2025, unrecognized compensation cost related to unvested restricted stock awards was approximately $7.6 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	144,292	$61.01
Granted	86,437	85.72
Vested	(80,679)	53.11
Forfeited	(6,896)	75.85
Unvested at September 30, 2025	143,154	$79.66

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
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of September 30, 2025, is $4.6 million and is expected to be recognized over a weighted average period of approximately 1.6 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the nine months ended September 30, 2025 and 2024, using a Monte Carlo Model:

	Nine months ended
	September 30, 2025	September 30, 2024

Expected (annual) dividend rate	$0.40	$0.32
Expected volatility	41.91%	33.99%
Risk-free interest rate	3.92%	4.31%
Expected life (in years)	2.8	2.8
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.
A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	169,348	$68.12
Granted	46,902	75.90
Additional payout[1]	66,359	29.83
Vested	(135,209)	29.83
Forfeited	(4,098)	89.84
Unvested at September 30, 2025[2]	143,302	$88.44
[1] The additional number of PSUs earned based on a 196.4% achievement at December 31, 2024 for awards vesting in 2025.
[2] Consists of 53,657 PSUs cliff vesting December 31, 2025, 44,163 PSUs cliff vesting December 31, 2026, and 45,482 PSUs cliff vesting December 31, 2027.
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

Share-Based Compensation
A summary of share-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Grant date fair value of awards during the period:	(in thousands)
Options	$627	$222	$12,436	$9,342
PSUs	59	39	3,560	5,096
Restricted stock	225	73	7,409	5,102
Total	$911	$334	$23,405	$19,540

Share-based compensation expense:
Options	$2,137	$1,960	$6,203	$6,213
PSUs	1,785	1,238	3,971	3,089
Restricted stock	704	1,165	3,247	3,512
Total	$4,626	$4,363	$13,421	$12,814

Income tax benefit (deficiency) related to share-based compensation:
Options	$815	$5,066	$5,809	$10,294
PSUs	23	—	3,357	169
Restricted stock	20	32	712	1003
Key Employee Awards	—	—	—	282
Total	$858	$5,098	$9,878	$11,748
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

15. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees deferral rates will be increased to 6.0% unless their current rate is at or above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the nine months ended September 30, 2025 and 2024.
The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$5,975	$4,570	$17,974	$14,646
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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Profit sharing bonus plan	$3,937	$6,242	$9,272	$17,319
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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Medical premium payments	$6,352	$5,314	$17,760	$12,609
Health saving account contributions	2,773	2,568	8,418	6,850

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
The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:	(in thousands, except share and per share data)
Net income	$30,782	$52,625	$75,561	$143,869
Denominator:
Basic weighted average shares	81,543,105	81,089,476	81,485,914	81,448,413
Effect of dilutive shares related to stock based compensation[1]	1,408,944	2,017,601	1,600,944	2,068,574
Effect of dilutive shares related to contingent consideration[2]	—	—	—	63,002
Diluted weighted average shares	82,952,049	83,107,077	83,086,858	83,579,989
Earnings per share:
Basic	$0.38	$0.65	$0.93	$1.77
Diluted	$0.37	$0.63	$0.91	$1.72
Anti-dilutive shares:
Shares	775,914	385,756	543,850	312,157
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
Our authorized open market repurchase programs during the periods presented are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
November 3, 2022	$50 million[1]	February 27, 2024
February 27, 2024	$50 million[1]	June 4, 2024
June 4, 2024	$50 million[2]	June 14, 2024
February 27, 2025	$100 million	** [3]
[1] Repurchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
[2] Repurchases made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
[3] Expiration Date is at Board’s discretion. The Company is authorized to effectuate repurchases of the Company’s common stock on terms and conditions approved in advance by the Board. As of September 30, 2025, approximately $30.0 million of shares have been repurchased, and approximately $70.0 million remains under the current board authorization.

The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 14) at current market prices.

Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2025			September 30, 2024
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	371,139	$29,992	$80.81	1,353,564	$100,034	$73.90
LTIP shares[1]	93,176	9,300	99.81	87,981	7,455	84.73
Total	464,315	$39,292	$84.62	1,441,545	$107,489	$74.57
[1] Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.
Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
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
This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The 2024 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2024 Investor’s interest of $3.9 million is recorded in New markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
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
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2025, except as noted below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. Payments made in satisfaction of the purchase commitment were approximately $1.6 million and $3.8 million the three and nine months ended September 30, 2025, respectively, as compared to $3.1 million and $9.7 million for the three and nine months ended September 30, 2024, respectively. Estimated minimum future payments are $5.3 million, $10.5 million, and $11.2 million for 2025, 2026, and 2027, respectively.

20.  Related Parties
The following is a summary of transactions and balances with related parties:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Sales to affiliates	$2,556	$2,214	$5,864	$6,035
Payments to affiliates	205	368	1,418	1,488

			September 30, 2025	December 31, 2024
			(in thousands)
Due from affiliates			$135	$1,055
Due to affiliates			—	369

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
•The Company periodically rents space partially owned by a member of the board for various Company meetings.
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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)		(in thousands)
AAON Oklahoma
External sales	$238,748	$228,887	$585,706	$664,754
Inter-segment sales	9,737	1,238	18,894	4,220
Eliminations	(9,737)	(1,238)	(18,894)	(4,220)
Net sales	238,748	228,887	585,706	664,754
Cost of sales[1]	163,519	144,768	421,621	418,354
Gross profit	75,229	84,119	164,085	246,400
AAON Coil Products
External sales	$70,246	$35,232	$222,734	$90,852
Inter-segment sales	8,263	12,292	20,542	30,565
Eliminations	(8,263)	(12,292)	(20,542)	(30,565)
Net sales	70,246	35,232	222,734	90,852
Cost of sales[1]	58,914	22,811	166,054	57,133
Gross profit	11,332	12,421	56,680	33,719
BASX
External sales	$75,244	$63,133	$209,419	$147,311
Inter-segment sales	26	40	576	262
Eliminations	(26)	(40)	(576)	(262)
Net sales	75,244	63,133	209,419	147,311
Cost of sales[1]	54,944	45,515	154,230	107,936
Gross profit	20,300	17,618	55,189	39,375
Consolidated gross profit	$106,861	$114,158	$275,954	$319,494
[1] Presented after intercompany eliminations.

The reconciliation between consolidated gross profit to consolidated income from operations is as follows:
Consolidated gross profit	$106,861	$114,158	$275,954	$319,494
Less: Selling, general and administrative expenses	63,230	48,637	173,670	139,820
Add: Gain on disposal of assets	(36)	(1)	4	15
Consolidated income from operations	$43,595	$65,520	$102,288	$179,689

The following table presents long-lived assets by reportable segment, which includes property and equipment, net and operating lease assets:

	September 30, 2025	December 31, 2024
Long-lived assets	(in thousands)
AAON Oklahoma	$364,537	$321,597
AAON Coil Products	154,681	122,515
BASX	89,484	81,680
Total long-lived assets	$608,702	$525,792

The following table presents intangible assets and goodwill, net, by reportable segment:
Intangible assets, net and goodwill
AAON Oklahoma	$23,408	$22,966
AAON Coil Products	3,663	—
BASX	136,815	137,186
Total intangible assets, net and goodwill	$163,886	$160,152

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
We engineer, manufacture, and sell premium heating, ventilation, and air conditioning equipment consisting of semi-custom and custom rooftop units, data center cooling solutions, cleanroom systems, packaged outdoor mechanical rooms, air handling units, makeup air units, energy recovery units, condensing units, geothermal/water-source heat pumps, coils, and controls. These products are marketed and sold to a variety of vertical markets including retail, manufacturing, educational, lodging, supermarket, data centers, medical and pharmaceutical, industrial, and other commercial markets. We sell our products to all 50 states in the United States and certain provinces in Canada. Foreign sales were approximately $9.1 million and $27.9 million the three and nine months ended September 30, 2025, respectively, as compared to $10.1 million and $24.6 million for the three and nine months ended September 30, 2024, respectively.
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

The price levels of our raw materials fluctuate given that the market continues to be volatile and unpredictable as a result of the uncertainty related to the U.S. economy and global economy. At September 30, 2025, the price (year to date average) for copper increased 14.3% while stainless steel decreased 26.8%, respectively. The price (year to date average) for galvanized steel and aluminum remained relatively flat, as compared to the price (year to date average) at September 30, 2024.
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
Macroeconomic Conditions
Beginning in January 2025, the current United States (“U.S.”) Administration began enacting a series of tariffs affecting nearly all goods imported into the U.S. In retaliation, numerous foreign countries imposed reciprocal tariffs and restricted certain exports to the U.S. The continuous changes and uncertainty in tariff policy could impact our cost of materials, parts, or components imported into the U.S. and could impact the availability of supply from our vendors. We source raw materials domestically, but historically have seen those suppliers increase prices when tariffs are increased. Additionally, while we source most components domestically, our vendors may be impacted by tariffs if they use foreign parts and materials and often pass any additional costs as a result of tariffs through to us. We expect to continue to pass along some of these costs to our customers, but the increased price of our products could adversely affect the demand, which could have an adverse effect on our business and our earnings. The third quarter of 2025 is the first period for us to see any significant financial impact from tariffs. On April 1, 2025 we instituted a 6.0% tariff surcharge on AAON branded orders which we began to see realization of in the third quarter of 2025. To date, we estimate that the amount of surcharge realized has not covered the additional costs from the tariffs, but expect this to change by the end of the year as we fully realize our surcharge.
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

Backlog

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products
The following table shows our historical backlog levels:

	September 30, 2025	December 31, 2024	September 30, 2024
	(in thousands)
AAON Products	$423,316	$327,343	$239,067
BASX Products	896,824	539,747	408,627
Total Backlog	$1,320,140	$867,090	$647,694

At September 30, 2025, our consolidated backlog is $1,320.1 million, an increase of 103.8%, or $672.4 million, as compared to September 30, 2024. Backlog was up from a year ago for both AAON Products and BASX Products with BASX Products increasing 119.5%, or $488.2 million, when compared to September 30, 2024. Most of these orders were associated with the BASX branded data center liquid cooling solutions.
Consolidated Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$384,238	$327,252	$1,017,859	$902,917
Cost of sales	277,377	213,094	741,905	583,423
Gross profit	106,861	114,158	275,954	319,494
Selling, general and administrative expenses	63,230	48,637	173,670	139,820
Loss (gain) on disposal of assets	36	1	(4)	(15)
Income from operations	$43,595	$65,520	$102,288	$179,689
The following are recent highlights and items that impacted our results of operations, cash flows and financial condition:
•We continue to see strong demand and growth of the BASX brand with increases in net sales of $61.1 million and $217.3 million for the three and nine months ended September 30, 2025, respectively. This growth is primarily driven by data center demand for our liquid cooling solutions.
•The AAON brand has experienced challenges with a softer rooftop market due to macroeconomic factors like higher interest rates and slowing construction starts. Additionally, the refrigerant change that went into effect on January 1, 2025 created supply chain constraints for components with the new refrigerant that challenged the first quarter and lingered into the second quarter. As a result, net sales for the AAON brand were down $4.1 million and $102.4 million for the three and nine months ended September 30, 2025, respectively.
•The Company went live with its new Enterprise Resource Planning (“ERP”) system on April 1, 2025 at its Longview, Texas facility. The adoption of this new system has caused some disruptions due to changes in processes. These disruptions primarily impacted the AAON Coil Products segment with decreased net sales and gross profit margins during the three months ended, June 30, 2025. To a lesser extent, the impact to the coil production at AAON Coil Products also impacted AAON Oklahoma’s ability to ramp up production, which contributed to the lower net sales and gross profit margins for that segment during the second quarter. All of our segments saw sequential increases in net sales in the third quarter as we overcame the challenges associated with our ERP implementation.

•We continue to invest in the future growth of the Company as evidenced by our $138.9 million in capital expenditures in 2025, an increase of $25.1 million or 22.1% when compared to 2024.
•We completed the repurchase of 0.4 million shares for $30.0 million during the nine months ended September 30, 2025.
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
Segment Operating Results for Three Months Ended September 30, 2025 and Three Months Ended September 30, 2024

	Three Months Ended
	September 30, 2025	Percent of Sales[1]	September 30, 2024	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$238,748	62.1%	$228,887	69.9%	$9,861	4.3%
AAON Coil Products	70,246	18.3%	35,232	10.8%	35,014	99.4%
BASX	75,244	19.6%	63,133	19.3%	12,111	19.2%
Net sales	$384,238		$327,252		$56,986	17.4%

Cost of Sales[2]
AAON Oklahoma	$163,519	68.5%	144,768	63.2%	$18,751	13.0%
AAON Coil Products	58,914	83.9%	22,811	64.7%	36,103	158.3%
BASX	54,944	73.0%	45,515	72.1%	9,429	20.7%
Cost of sales	$277,377	72.2%	$213,094	65.1%	$64,283	30.2%

Gross Profit[2]
AAON Oklahoma	$75,229	31.5%	$84,119	36.8%	$(8,890)	(10.6)%
AAON Coil Products	11,332	16.1%	12,421	35.3%	(1,089)	(8.8)%
BASX	20,300	27.0%	17,618	27.9%	2,682	15.2%
Gross profit	$106,861	27.8%	$114,158	34.9%	$(7,297)	(6.4)%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
Total net sales increased $57.0 million, or 17.4%. AAON Oklahoma had net sales of $238.7 million, an increase of 4.3% compared to the same period in the prior year. This increase was driven by the strong backlog entering the quarter and a successful ramp up of production. Sales were up 99.4%, at AAON Coil Products primarily driven by growth in BASX branded products of $45.9 million for a large liquid cooling data center. AAON branded products declined $10.9 million due to disruptions caused by the change in ERP systems. BASX net sales were up 19.2% to $75.2 million due to the continued demand for data center solutions and increasing production out of our Memphis facility.
Gross profit decreased $7.3 million or 6.4% and from 34.9% of sales to 27.8% of sales. AAON Oklahoma’s decrease in gross profit is driven by the impact of tariffs and the additional overhead from our Memphis plant. Memphis is part of AAON Oklahoma, building intercompany sales for the BASX segment at cost. As such, the sales and gross profit from orders completed in Memphis are reflected in the BASX segment, but the additional overhead cost of running the plant is reflected in the AAON Oklahoma segment. Memphis contributed $4.5 million in cost of sales to the AAON Oklahoma segment. AAON Coil Products gross profit margin decreased from 35.3% to 16.1% as a result of slower production from implementing our ERP system at the beginning of the second quarter.
As shown in the table below, we have experienced fluctuations in the cost of several raw materials.

Raw Material Costs
Three-month average raw material cost per pound as of September 30:

	2025	2024	% Change

Copper	$6.41	$5.32	20.5%
Galvanized steel	$0.60	$0.60	—%
Stainless steel	$1.68	$2.33	(27.9)%
Aluminum	$2.45	$2.47	(0.8)%
Selling, General and Administrative Expenses

	Three Months Ended		Percent of Sales
	September 30, 2025	September 30, 2024
			2025	2024
	(in thousands)
Warranty	$8,905	$4,670	2.3%	1.4%
Profit sharing	3,937	6,242	1.0%	1.9%
Salaries & benefits	19,628	14,974	5.1%	4.6%
Stock compensation	3,238	2,806	0.8%	0.9%
Advertising	686	1,012	0.2%	0.3%
Depreciation & amortization	6,836	5,835	1.8%	1.8%
Insurance	2,097	2,148	0.5%	0.7%
Professional fees	2,301	1,189	0.6%	0.4%
Memphis incentive fee	—	—	—%	—%
Donations	302	59	0.1%	—%
Other	15,300	9,702	4.0%	3.0%
Total SG&A	$63,230	$48,637	16.5%	14.9%
Selling, general and administrative expenses increased $14.6 million for the three months ended September 30, 2025, from the prior year period. Warranty is up $4.2 million due to an increase in our historical claims. Profit sharing is down as a result of our lower earnings in the quarter. Salaries and benefits have increased as we add additional headcount to help build out our organizational capacity for future growth. Other includes an increase in expense of $3.2 million for technology related consulting fees along with increased expenses related to travel and other consulting expenses.
Income Taxes

	Three Months Ended		Effective Tax Rate
	September 30, 2025	September 30, 2024
			2025	2024
	(in thousands)
Income tax provision	$7,660	$11,885	19.9%	18.4%
The Company’s estimated annual 2025 effective tax rate, excluding discrete events, is expected to be approximately 24.1%. Discrete events such as excess tax benefits related to stock compensation and various tax credits consistently provide a benefit, keeping our actual effective rate lower than the stated 24.1%.

Segment Operating Results for Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30, 2025	Percent of Sales[1]	September 30, 2024	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$585,706	57.5%	$664,754	73.6%	$(79,048)	(11.9)%
AAON Coil Products	222,734	21.9%	90,852	10.1%	131,882	145.2%
BASX	209,419	20.6%	147,311	16.3%	62,108	42.2%
Net sales	$1,017,859		$902,917		$114,942	12.7%

Cost of Sales[2]
AAON Oklahoma	$421,621	72.0%	418,354	62.9%	$3,267	0.8%
AAON Coil Products	166,054	74.6%	57,133	62.9%	108,921	190.6%
BASX	154,230	73.6%	107,936	73.3%	46,294	42.9%
Cost of sales	$741,905	72.9%	$583,423	64.6%	$158,482	27.2%

Gross Profit[2]
AAON Oklahoma	$164,085	28.0%	$246,400	37.1%	$(82,315)	(33.4)%
AAON Coil Products	56,680	25.4%	33,719	37.1%	22,961	68.1%
BASX	55,189	26.4%	39,375	26.7%	15,814	40.2%
Gross profit	$275,954	27.1%	$319,494	35.4%	$(43,540)	(13.6)%
[1] Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.

[2] Presented after intercompany eliminations.
Total net sales increased $114.9 million, or 12.7%. AAON Oklahoma had net sales of $585.7 million, a decrease of 11.9% compared to the same period in the prior year. This decrease was driven by supply chain issues from the refrigerant transition at the beginning of the year and coil supply shortages in the second quarter due to our ERP implementation at our Longview, Texas facility which slowed production of coils made for our Tulsa plant. Sales were up 145.2% for AAON Coil Products primarily driven by growth in BASX branded products of $152.2 million for liquid cooling data centers. AAON branded products declined $20.4 million due to disruptions caused by our ERP implementation. BASX net sales were up 42.2% to $209.4 million due to the continued demand for data center solutions and increasing production out of our Memphis facility.
Gross profit decreased $43.5 million or 13.6% and from 35.4% of sales to 27.1% of sales. AAON Oklahoma’s decrease in gross profit is primarily driven by the lower volumes discussed above that resulted in sub optimal overhead absorption. Additionally, our new plant in Memphis is part of AAON Oklahoma, building intercompany sales for the BASX segment at cost. As such, the sales and gross profit from orders completed in Memphis are reflected in the BASX segment, but the additional overhead cost of running the plant is reflected in the AAON Oklahoma segment. Memphis contributed $9.3 million in cost to the AAON Oklahoma segment. AAON Coil Products gross profit margin decreased from 37.1% to 25.4% and is a result of slower production from implementing our ERP system at the beginning of the second quarter.
Raw Material Costs
Nine-month average raw material cost per pound as of September 30:

	2025	2024	% Change

Copper	$6.16	$5.39	14.3%
Galvanized steel	$0.59	$0.59	—%
Stainless steel	$1.86	$2.54	(26.8)%
Aluminum	$2.42	$2.40	0.8%

Selling, General and Administrative Expenses

	Nine Months Ended		Percent of Sales
	September 30, 2025	September 30, 2024
			2025	2024
	(in thousands)
Warranty	$15,715	$11,388	1.5%	1.3%
Profit sharing	9,272	17,319	0.9%	1.9%
Salaries & benefits	53,182	44,873	5.2%	5.0%
Stock compensation	8,985	7,891	0.9%	0.9%
Advertising	3,357	2,616	0.3%	0.3%
Depreciation & amortization	21,064	13,971	2.1%	1.5%
Insurance	6,264	6,156	0.6%	0.7%
Professional fees	5,563	7,050	0.5%	0.8%
Memphis incentive fee	6,105	—	0.6%	—%
Donations	786	984	0.1%	0.1%
Other	43,377	27,572	4.3%	3.1%
Total SG&A	$173,670	$139,820	17.1%	15.5%

Selling, general and administrative expenses increased $33.9 million for the nine months ended September 30, 2025, from the prior year period. Profit sharing is down as a result of our lower earnings in the period. Salaries and benefits have increased as we add additional headcount to help build out our organizational capacity for future growth. Depreciation and amortization increased $7.1 million during the period due to increased investments from our ERP implementation. We incurred approximately $6.1 million in incentive fees due to our real estate broker associated with the acquisition of our Memphis, Tennessee plant for a percentage of the incentives awarded to us by various entities. Other includes an increase in expense of $8.9 million for technology related consulting fees along with increased expenses related to travel and other consulting expenses.
Income Taxes

	Nine Months Ended		Effective Tax Rate
	September 30, 2025	September 30, 2024
			2025	2024
	(in thousands)
Income tax provision	$14,869	$34,456	16.4%	19.3%

The Company’s estimated annual 2025 effective tax rate, excluding discrete events, is expected to be approximately 24.1%. Discrete events such as excess tax benefits related to stock compensation and various tax credits consistently provide a benefit, keeping our actual effective rate lower than the stated 24.1%.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash increased $1.0 million from December 31, 2024 to September 30, 2025. Our restricted cash decreased $5.3 million due to funding requirements related to our Longview, Texas expansion.

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
As of September 30, 2025 and December 31, 2024, we had $360.1 million and $76.5 million outstanding under the Amended Revolver, respectively. We have one standby letter of credit totaling $0.7 million as of September 30, 2025 and one standby letter of credit totaling $0.3 million as of December 31, 2024. At September 30, 2025, we have $139.2 million of borrowings available under the Amended Revolver. The Amended Revolver expires May 27, 2030.
The Term Loan had no outstanding balance as of September 30, 2025 and a balance of $78.4 million as of December 31, 2024 respectively.
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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and nine months ended September 30, 2025 and 2024.
Weighted average interest rate of our borrowings outstanding are as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revolver	5.8%	6.6%	5.7%	6.6%
Term loan	—%	*[1]	—%	*[1]
[1] Funds were borrowed on December 16, 2024. No borrowings outstanding during the nine months ended September 30, 2024.
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
At September 30, 2025, we were in compliance with our financial covenants, as defined by the Amended Loan Agreement. These covenants require that we meet certain parameters related to our leverage ratio. At September 30, 2025, our leverage ratio was 1.73 to 1.0, which meets the requirement of not being above 3 to 1.
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
Our open market repurchase programs are as follows:

Effective Date	Authorized Repurchase $	Expiration Date
November 3, 2022	$50 million[1]	February 27, 2024
February 27, 2024	$50 million[1]	June 4, 2024
June 4, 2024	$50 million[2]	June 14, 2024
February 27, 2025	$100 million	** [3]
[1] Repurchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
[2] Repurchases made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
[3] Expiration Date is at Board’s discretion. The Company is authorized to effectuate repurchases of the Company’s common stock on terms and conditions approved in advance by the Board. As of September 30, 2025, approximately $30.0 million of shares have been repurchased, and approximately $70.0 million remains under the current board authorization.

The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 14) at current market prices.

Our repurchase activity is as follows:

	Nine Months Ended
	September 30, 2025			September 30, 2024
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	371,139	$29,992	$80.81	1,353,564	$100,034	$73.90
LTIP shares[1]	93,176	9,300	99.81	87,981	7,455	84.73
Total	464,315	$39,292	$84.62	1,441,545	$107,489	$74.57
[1] Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.

Dividends - At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share	Annualized Dividend per Share
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
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

Statement of Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2025 and 2024. For additional details, see the consolidated financial statements.

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Operating Activities
Net Income	$75,561	$143,869
Income statement adjustments, net	96,947	56,775
Changes in assets and liabilities:
Accounts receivable	(118,896)	(6,513)
Income taxes	(21,393)	(2,295)
Inventories	(64,116)	33,953
Contract assets	(71,919)	(49,926)
Prepaid expenses and other long-term assets	(771)	(304)
Accounts payable	59,891	1,733
Contract liabilities	5,061	2,634
Extended warranties	431	1,249
Accrued liabilities & other long-term liabilities	20,420	10,512
Net cash (used in) provided by operating activities	(18,784)	191,687
Investing Activities
Capital expenditures	(128,067)	(99,371)
Acquisition of intangible assets	(10,868)	(14,436)
Other	312	59
Net cash used in investing activities	(138,623)	(113,748)
Financing Activities
Proceeds from financing obligations, net of issuance costs	—	4,186
Payment related to financing costs	(1,395)	(417)
Borrowings of debt	658,458	410,503
Payments of debt	(453,449)	(393,154)
Stock options exercised	13,275	25,645
Repurchase of stock	(29,992)	(100,034)
Employee taxes paid by withholding shares	(9,300)	(7,455)
Cash dividends paid to stockholders	(24,437)	(19,571)
Net cash provided by (used in) financing activities	$153,160	$(80,297)
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
Current payment terms for BASX-branded jobs primarily require the Company to fund the upfront working capital resulting in cash outflows related to our contract assets.
Cash Flows Used in Investing Activities
Capital expenditures during the nine months ended September 30, 2025, relate to additional infrastructure and machinery for both replacement and production growth, finalizing our new production space in our Redmond, Oregon and Longview, Texas locations, additional equipment and production capacity in Parkville, Missouri, and new equipment for our Memphis,

Tennessee facility. We have also made investments to purchase or develop software for internal use in anticipation of future Company growth.
The capital expenditure program for 2025 is estimated to be approximately $180.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
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
During the nine months ended September 30, 2025, we repurchased $30.0 million under our open market share repurchase programs. Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees.
Commitments and Contractual Obligations
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2025, except as described below.
In 2023, the Company executed a five-year purchase commitment for refrigerants. Payments made in satisfaction of the purchase commitment were approximately $1.6 million and $3.8 million the three and nine months ended September 30, 2025, respectively, as compared to $3.1 million and $9.7 million for the three and nine months ended September 30, 2024, respectively. Estimated minimum future payments are $5.3 million, $10.5 million, and $11.2 million for 2025, 2026, and 2027, respectively.
Critical Accounting Policies
There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2025.
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
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of September 30, 2025, we had an outstanding balance of $360.1 million on our combined Revolver and Term Loan. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $3.6 million.

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
Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.
Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. For nine months ended September 30, 2025, we have repurchased a total of approximately 0.4 million shares (at current market prices) under the current $100 million open market stock buyback program, approved by the Board of Directors on February 27, 2025, for an aggregate price of $30.0 million, or an average price of $80.81 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions and/or stock repurchased to cover the strike price of stock options. For nine months ended September 30, 2025, we repurchased approximately 93.2 thousand shares (at current market prices) for an aggregate price of $9.3 million, or an average price of $99.81 per share.

Repurchases during the third quarter of 2025 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2025	506	$76.37	506	—
August 2025	905	81.68	905	—
September 2025	215	87.70	215	—
Total	1,626	$80.83	1,626	—

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
(101)
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024; (ii) our Consolidated Statements of Income for the nine months ended September 30, 2025 and 2024; (iii) our Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2025 and 2024; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) the notes to our Consolidated Financial Statements.

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

AAON, INC.

Dated: November 06, 2025	By:	/s/ Matthew J. Tobolski
Matthew J. Tobolski Chief Executive Officer

Dated: November 06, 2025	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer