Form 10-K
period 2025-12-31
AAON, INC.
filed 2026-03-02
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
 ☐  Yes        ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of registrant’s common stock on the last business day of registrant’s most recently completed second quarter June

30, 2025 was $4,993.4 million based upon the closing price reported for such date on the Nasdaq Global Select Market.

As of February 26, 2026, registrant had an outstanding total of 81,499,853 shares of its $.004 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed in connection with the 2026 Annual Meeting of Stockholders to be held May 12, 2026, incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I
Item 1.  Business.
Overview
AAON, Inc., a Nevada corporation ("AAON Nevada"), was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc., an Oklahoma corporation ("AAON Oklahoma"), AAON Coil Products, Inc., a Texas corporation ("AAON Coil Products"), and BASX, Inc., an Oregon corporation ("BASX"). Unless the context otherwise requires, references in this Annual Report to "AAON", the "Company", "we", "us", "our", or "ours" refer to AAON Nevada and our subsidiaries.
AAON is a leader in heating, ventilation, air conditioning, and liquid cooling solutions for commercial and industrial indoor environments. The Company designs and manufactures highly configurable equipment to meet specific customer requirements, delivering reliable performance, efficiency, and long-term value. Through a strong commitment to research and development, advanced engineering capabilities, and decades of industry experience, the Company continues to elevate standards for climate management solutions.
Business Segments
The Company operates through three reportable business segments: AAON Oklahoma, AAON Coil Products, and BASX. These segments are based on differences in products, manufacturing processes, and end markets, and reflect how management evaluates operating performance and allocates resources.
AAON Oklahoma: AAON Oklahoma engineers, manufactures, and sells highly configurable HVAC systems, designs and manufactures controls solutions, and sells aftermarket parts to customers through retail part stores and online. AAON Oklahoma includes operations at the Company’s manufacturing facilities in Tulsa, Oklahoma; Memphis, Tennessee; and Parkville, Missouri, as well as two retail locations, the Norman Asbjornson Innovation Center (“NAIC”), and the Gary D. Fields Customer Exploration Center.
The NAIC is a world-class research and development laboratory accredited by the Air Movement and Control Association International, Inc. ("AMCA"), where our products are continuously tested under extreme environmental conditions to ensure optimal performance, efficiency, and value. The Gary D. Fields Customer Exploration Center showcases the engineering, design attributes, and premium build quality of our equipment alongside market alternatives.
AAON Coil Products: AAON Coil Products engineers and manufactures and sells semi-custom and custom HVAC systems as well as heating and cooling coils for use in HVAC systems, primarily for AAON Oklahoma, AAON Coil Products, and BASX. AAON Coil Products operates from our Longview, Texas manufacturing facilities, which also produce BASX-branded products.
BASX: BASX engineers, manufactures, and sells a wide range of custom, high-performance cooling solutions for the rapidly growing hyperscale data center market; ventilation solutions for cleanroom environments in the biopharmaceutical, semiconductor, medical, and agricultural sectors; and highly customized air handlers and modular solutions for a variety of markets. BASX operates from our manufacturing facilities in Redmond, Oregon, with additional support from facilities in Memphis, Tennessee, and Longview, Texas.
For more information on our business segments’ financial position and results of operations, refer to Note 23, “Segments,” of the Notes to Consolidated Financial Statements.
Business and Marketing Strategy
The Company serves commercial, industrial, data center, and cleanroom markets with a differentiated approach to HVAC manufacturing. Our business strategy centers on mass semi-customization, leveraging flexible, computer-aided manufacturing systems to deliver highly configurable equipment that combines the cost efficiency of scaled production with the precision of individual customization.
Our marketing strategy is guided by the Company’s core priorities:
Customers First: We collaborate closely with our network of independent sales representatives to engineer and manufacture solutions tailored to each customer's specific requirements. Unlike manufacturers of standardized equipment, we build to order, ensuring every system is pre-specified before production begins. Our go-to-market strategy targets customers and applications that demand exceptional performance, efficiency, and long-term value. We compete on technical excellence and customer outcomes, not price.
Product Leadership: Since our founding, our Company has maintained an unwavering commitment to manufacturing and product leadership through continuous research and development. Our innovation efforts focus on advancing energy performance, equipment durability, system efficiency, and indoor air quality. These pillars define our competitive position and drive our R&D investments. Our commitment to engineering excellence requires rigorous adherence to industry standards and certifications, including those set by Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”); the American National Standards Institute (“ANSI”); American Society of Heating, Refrigeration and Air-Conditioning Engineers (“ASHRAE”); the AMCA and the International Organization for Standardization (“ISO”).
Sales and Representative Support: We invest strategically in our representative network as an extension of our market capability. This includes business planning collaboration, leadership development, technical training, and comprehensive service network development to ensure our representatives and their customers receive exceptional support throughout equipment lifecycles.
People and Culture: Our ability to deliver product leadership and excellent customer experience depends on attracting and retaining top engineering, manufacturing, and commercial talent. We maintain a culture focused on innovation, technical rigor, and operational excellence that enables us to compete against substantially larger manufacturers.
To date, our sales have been primarily derived from the domestic market. Foreign sales accounted for approximately $38.1 million, $30.1 million, and $39.9 million of our net sales in 2025, 2024, and 2023, respectively. As a percentage of net sales, foreign sales accounted for approximately 2.6%, 2.5%, and 3.4% of our net sales in each of those years, respectively.
Aftermarket Support Strategy
We support customers through a comprehensive parts and service network. Parts are available through our representative sales offices and two Tulsa-based retail stores. Factory service organizations operate at each manufacturing facility, supplemented by representatives who maintain their own service capabilities to provide warranty work and ongoing customer support.
We invest strategically in building service capacity across our North American representative network. This includes collaborating with representatives on business planning, leadership development, and technician training for both representatives and select contractors. These efforts create a cohesive service ecosystem designed to meet the operational and maintenance requirements of our customer base throughout equipment lifecycles.
Products - AAON Brand
Market and Application
AAON-branded products serve commercial and industrial buildings of all sizes, installed on rooftops or alongside structures. Our addressable market is driven by new construction activity and replacement demand from existing buildings. The commercial and industrial construction cycle typically lags residential markets, which respond to macroeconomic factors including interest rates, inflation, employment, and overall economic conditions. We balance our business across both new construction and replacement markets depending on economic cycles.
Core Product Architecture
Our flagship products are rooftop units (RTUs), self-contained heating and cooling systems installed on commercial and industrial building rooftops. A typical commercial building installation requires one ton of air conditioning for every 300-400 square feet. A 100,000 square-foot commercial building requires approximately 250 tons of cooling capacity, which we deliver through single or multiple units depending on application requirements.
We manufacture three RTU product lines covering the full commercial spectrum:
•RQ Series: two-five ton cooling capacity
•RN Series: six-140 ton cooling capacity (26 sizes)
•RZ Series: 45-261 ton cooling capacity (15 sizes)

Beyond rooftop units, our product portfolio includes air handling units, condensing units, makeup air units, energy recovery units, geothermal and water-source heat pumps, coils, and factory controls. All products are manufactured by assembling fabricated sheet metal and tubing components with pre-manufactured elements including coils, compressors, fans, and control systems. Every unit undergoes rigorous end-of-line testing and inspection before shipment.
AAON Alpha Class™ Technology
When configured as air-source heat pumps (“ASHP”), our RQ, RN, and CF Series units operate in ambient temperatures as low as negative twenty degrees Fahrenheit. This technology platform, AAON Alpha Class™, addresses accelerating demand for commercial building decarbonization. By combining advanced engineering with leading-edge compressor technology, Alpha Class™ delivers energy-efficient heating and cooling year-round in virtually any climate.
Indoor and Specialized Systems
Our SA, SB, and M2 Series provide indoor packaged solutions with water-cooled or geothermal/water-source heat pump configurations ranging from three-70 tons cooling capacity. Air handling units include the indoor H3 and V3 Series, the modular M2 Series, and air handling configurations of our RQ, RN, RZ, and SA Series units.
Energy recovery options available across multiple product lines support increased fresh air ventilation requirements outlined in ASHRAE Standard 90.1 (Energy Conservation) and Standard 62.1 (Ventilation & Indoor Air Quality). Our H3/V3 Series energy recovery wheel air handling units deliver energy-efficient 100% outside air ventilation by capturing energy that would otherwise be exhausted.
Performance and Efficiency
Our products span cooling capacities from two-261 tons and heating capacities from 24,000 to 4,500,000 British Thermal Units (“BTUs”). Many units substantially exceed DOE minimum efficiency standards and rank among the highest efficiency products available commercially.
Our packaged RTUs with two-stage, digital, or variable-speed compressors are optimized with high-efficiency evaporator and condenser coils and variable-speed fans, achieving AHRI Certified performance up to 18.0 SEER2 and 22.8 IEER.
Controls Integration
We design and manufacture high-performance controls solutions that enhance our equipment’s unique features and capabilities. Our controls division develops factory-tested options for Variable Air Volume, Make-Up Air, Single Zone VAV, Constant Volume, and Zoning systems for both AAON products and other HVAC equipment.
Controls options include the VCCX Controller, factory-installed customer-provided controls, and terminal blocks for field-installed controls. VCCX Controls are Underwriters Laboratories certified to UL 916 or UL 60730 and BACnet Testing Laboratories certified, meeting international standards for safety and traceability. Our economizer function carries California Title 24 certification to support reduced energy consumption.
We continue to invest in advanced controls manufacturing capabilities designed to improve speed, precision, and consistency across production and testing processes. These investments enhance efficiency, quality assurance, and accountability throughout manufacturing operations and support increased production capacity through the use of automation.
AAON controls are designed to be user-friendly and configurable for a wide range of HVAC applications. In addition, controls can be customized to meet application-specific customer requirements, supporting system flexibility and integration across diverse operating environments.
Certifications and Standards
Our geothermal/water-source heat pumps (RN, RQ, M2, and SB Series) are AHRI certified in accordance with ANSI/AHRI/ASHRAE/ISO 13256. Unitary air conditioners and heat pumps (RQ and RN Series) are certified with AHRI and the U.S. Department of Energy to ANSI/AHRI 210/240 (up to five tons) and ANSI/AHRI 340/360 (five-63 tons). When configured for Dedicated Outdoor Air Systems (DOAS), the RQ, RN, RZ, and CF paired with H3 or V3 products comply with AHRI Standard 920.

Products - BASX Brand
Our BASX-branded products are highly customized to meet the technical and operational requirements of mission-critical environments. BASX focuses on delivering purpose-built thermal management and air handling solutions for data centers, healthcare, cleanroom, and industrial applications, with an emphasis on reliability, efficiency, scalability, and integration flexibility.
Our data center cooling solutions are designed to support increasingly dense and complex computing environments, including AI and high-performance computing (“HPC”) workloads. These solutions include direct evaporative coolers, fan coil walls, computer room air handling (“CRAH”) units, overhead fan coil units, and packaged air handling systems. High-performance air-cooled heat rejection solutions are provided with waterside economizers and optional adiabatic-assisted cooling and are designed to integrate with both air-cooled and liquid-cooled IT architectures.
In 2025, BASX expanded its liquid cooling portfolio with the introduction of its proprietary Coolant Distribution Unit (“CDU”). The BASX CDU serves as the critical interface between facility water systems and technology cooling loops, providing precise flow, temperature, and pressure control to server cold plates. These systems are engineered with fully welded stainless-steel piping and are custom-dimensioned to fit specific facility layouts and hydraulic requirements. The CDU platform supports rack densities exceeding 100 kilowatts and incorporates N+1 redundant, hot-swappable pumps and power supplies, multi-zone active leak detection, and automated isolation capabilities. These features are designed to enhance system reliability, protect IT assets, and enable continuous operation in high-density AI and HPC deployments.
BASX also introduced a water-free Free Cooling Chiller platform designed for large-scale data center heat rejection in diverse and extreme climate conditions. These rooftop-mounted systems operate in three modes: full free cooling, partial free cooling with supplemental direct expansion, and full mechanical cooling. By leveraging ambient air temperatures whenever possible, the system reduces reliance on refrigeration and eliminates water consumption. This platform is optimized for hyperscale and colocation environments seeking to improve energy efficiency, reduce operating costs, and support sustainability objectives while maintaining performance in harsh winter and summer conditions.
Additionally, our perimeter and white space thermal management solutions include direct evaporative coolers, fan coil walls, CRAH units, in-row cooling systems, and overhead fan coil units. Packaged solutions include coupled economizing chillers with integrated air handling and packaged direct expansion (“DX”) systems with airside economizers. These offerings enable close-coupled IT load management and flexible deployment across new construction and retrofit applications.
Our cleanroom products are engineered to provide precise environmental control for critical manufacturing and research processes, including pharmaceutical, biotechnology, and semiconductor applications. Process cooling solutions include recirculation and make-up air handling units, integrated piping systems, and advanced control platforms. Environmental control solutions include modular cleanroom environments, fan filter units, filtered ceiling grids with integrated lighting, pressurized plenums, grid systems, and hospital surgical suites.
BASX-branded custom air handling products serve commercial, industrial, healthcare, and institutional facilities employing chilled water cooling, packaged direct expansion, hydronic heating, indirect gas heating, humidification, dehumidification, advanced filtration, and integrated building controls. BASX also manufactures plenum fans for integration into air handling units and retrofit applications and offers integrated sound performance and vibration control solutions.
Key Customers
Our top customers operate primarily in the data center cooling and commercial air conditioning markets.
Data centers are purpose-built facilities that enable the processing, storage and distribution of data across both traditional workloads and high-density compute, including AI training and inference. Examples of companies in this space include Microsoft, Amazon Web Services, Google Cloud, QTS and Applied Digital.
The commercial air conditioning market includes the design and manufacturing of HVAC systems for non-residential buildings such as offices, hospitals, schools, data centers, warehouses and manufacturing facilities. Our channel partners and customers support the design, construction and service of such facilities including independent sales representatives like Texas AirSystems and related portfolio groups through sole or common ownership like Meriton, Ambient and Air Control Concepts.

For the years ended December 31, 2025, 2024, and 2023, the Company had three, two and three customers, respectively, that were 10 percent or greater concentrations of revenue.
We have earned the trust and business of these significant customers over many years of performing to their needs, which they have supported with long-standing multi-year programs. The remaining majority of our business is comprised of thousands of customers and transactions through our extensive network of independent representatives. This mitigates our concentration risk as we also continue expanding our customer base through targeted growth in adjacent end markets, new customer acquisitions and expanding share with existing customers.
At December 31, 2025 and December 31, 2024, the Company had three customers that were 10 percent or greater concentrations of accounts receivable.
Backlog
The backlog consists of products for which a customer purchase order has been received and which has not yet been delivered. Orders may be subject to cancellation or rescheduling by the customer. Orders for the commercial air conditioning market have historically been firm with minimal risk of cancellation, in which case, cancellation charges apply up to the full price of the equipment. Orders for the data center market have more risk and we often see shifts in timing, cancellations and re-issuances of orders, all subject to various cancellation terms and charges.
Lead times to fulfill orders for AAON-branded products is generally around 18 - 26 weeks. Orders for BASX-branded product, including orders built at AAON Coil Products’ Longview location, are typically placed months in advance of requested delivery to secure production for those projects. As a result, portions of the BASX-branded product backlog do not turn over within typical lead times for AAON-branded products. We do not believe that the Company’s backlog estimates as of any date are necessarily indicative of our net sales for any future period. Additionally, our current backlog estimates are subject to a number of risks, as further detailed in Item 1A. Risk Factors, Risks Related to Our Business.
Warranties
Our product warranty policy is the earlier of one year from the date of install first use or 18 months from the date of shipment for parts only, including controls; 18 months for data center cooling solutions and cleanroom systems; five years for compressors; 15 years on aluminized steel gas-fired heat exchangers; 25 years on stainless steel heat exchangers; and ten years on gas-fired heat exchangers in our historical RL products. Our warranty policy for the RQ series covers parts for two years from the date of unit shipment.
The Company also sells extended warranties on parts for various lengths of time ranging from six months to ten years. Revenue for these separately priced warranties is deferred and recognized on a straight-line basis over the separately priced warranty period.
Competition
The Company’s comfort cooling products primarily compete with Lennox (Lennox International, Inc.), Trane (Trane Technologies plc), York Light Commercial (Bosch Home Comfort Group), Johnson Controls (Johnson Controls International PLC), Carrier (Carrier Global Corporation), and Daikin (Daikin Industries). Our thermal management products primarily compete with Vertiv (Vertiv Holdings Co.), STULZ (STULZ Air Technology Systems, Inc.), Munters, Silent Aire (Johnson Controls International PLC), Nortek (Nortek Air Solutions), and Modine (Modine Manufacturing Co.).
The Company competes against larger manufacturers with greater financial and operational resources and offerings ranging into the lower featured products needed for broader market appeal. We compete on total value proposition rather than initial price, emphasizing product quality, performance, efficiency, serviceability, reliability, and lifecycle cost of ownership.
Our market position differs significantly between buyer segments. In replacement markets and owner-controlled purchases, we have consistently gained market share by demonstrating superior total cost of ownership over equipment lifespans. Building owners who control purchase decisions recognize the economic value of premium performance and extended durability.
The new construction market has historically presented greater competitive challenges due to contractor emphasis on initial equipment cost. However, operational efficiency improvements achieved over recent years have narrowed the price gap between our semi-custom equipment and competitors' standardized offerings. This enhanced cost competitiveness, combined with our quality and performance advantages, has strengthened our position across both new construction and replacement market segments.
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
Working Capital Practices
Given the complexity of our manufacturing operations, working capital is impacted by production cycle times, raw material volatility and customer delivery schedules. We continue to invest in planning systems, plant scheduling and supplier collaboration to improve inventory turnover and reduce cycle time. Our strategy includes aligning production with demand, reducing excess and obsolete inventory and improving procurement lead times.
Additionally, a significant portion of our revenue is recognized over time for contracts as we satisfy performance obligations. As a result, we record contract assets when revenue recognized exceeds amounts billed to customers. Contract assets represent our conditional right to consideration and are primarily driven by the timing of billing milestones relative to project progress. The level of contract assets may fluctuate based on the timing of project execution, milestone billing schedules and customer acceptance provisions. Although contract assets are expected to be billed and collected within the normal operation cycle, changes in project estimates, customer disputes or delays in achieving contractual milestones could impact the timing of cash collections.
We actively monitor contract asset aging, billing milestones and customer credit quality to manage liquidity and mitigate collection risk. We negotiate prepayment terms to help manage credit risk and working capital needs which results in contract liabilities.
Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility, which currently permits borrowings up to $600.0 million and had a $398.3 million outstanding balance at December 31, 2025. Borrowings available under the revolving credit facility at December 31, 2025, were $201.0 million. We believe that we will have sufficient funds available to meet our working capital needs for the foreseeable future.
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
We have also increased our investment in Controls by developing cutting-edge communication systems that enable our products to share information with both internal and external customers. We have partnered with industry leaders to create our Internet of Things (“IoT”) solution and are beginning to utilize artificial intelligence (“AI”) tools to enhance efficiencies when developing our control algorithms and sequences of operation. Additionally, we are developing new controls that leverage machine learning to continuously provide our customers with the most innovative solutions in the industry.
R&D expenses incurred were approximately $58.2 million, $47.3 million, and $43.7 million in 2025, 2024, and 2023, respectively.
Patents, Trademarks, Licenses, and Concessions
We do not consider any patents, trademarks, licenses, or concessions to be material to our business operations, other than those described below.
We hold several patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. We proactively obtain patents to further our strategic intellectual property objectives. We own certain trademarks we consider important in the marketing of our products and services, and we protect our marks through national registrations and common law rights. Our patents have legal terms of 20 years with expiration dates ranging from 2032 to 2039.

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
Since our founding in 1988, we have maintained a commitment to design, develop, manufacture, and deliver heating and cooling products to perform beyond all expectations and to demonstrate our quality and value to our customers. Our equipment is designed with energy efficiency in mind, without sacrificing premium features and options. In addition to our high standard of product performance, is a commitment to sustainability for our employees, our stockholders, and our customers. We strive to conduct our business in a socially responsible and ethical manner with a focus on environmental stewardship, team member safety and community engagement. We comply with industry regulations and requirements while pursuing responsible economic growth and profitability.
In 2025, we published our seventh annual Sustainability report sharing our approach in the material areas of stakeholder engagement, innovation and efficiency, environmental responsibility, climate change, occupational health and safety, talent attraction and retention, diversity and inclusion, community engagement and investment, corporate governance and ethics and compliance. The report also highlights achievements and long-term targets related to greenhouse gas emissions, paint byproduct material recycling, and non-fossil fuel-consuming products. We participate in a sustainability benchmarking initiative, the Sustainability Alliance Scor3card, through which we monitor and report in the material areas of energy, material management, water, community stewardship, transportation, communication, and health. We achieved Platinum level in this program in 2025 and 2024. Our Environmental, Social and Governance (“ESG”) committee provides oversight for ESG and sustainability activities, sustainability report development and an internal grassroots sustainability committee provides education opportunities, communications and recommendations to the Company on a regular basis.
We are committed to environmental responsibility and continue to make progress toward reducing greenhouse gas (“GHG”) emissions, increasing paint byproduct recycling from our facilities and increasing the percentage of non-fossil fuel-powered units we produce. Our approach toward emissions reduction and climate change includes product solutions for our customers and improvements to our own facilities. Approximately 36% of our energy portfolio is currently derived from renewable sources, and the Company’s Scope 1 and 2 emissions (emissions that occur from sources that are controlled or owned by an organization and emissions associated with the purchase of electricity, steam, heat, or cooling) are being tracked. We opted in to additional renewable energy at our Tulsa, Oklahoma, Memphis, Tennessee and Redmond, Oregon facilities in 2025, continued to invest and partner on projects that reduce GHG emissions globally and have transitioned to the lower global warming potential R-454B refrigerant. We continue to develop and manufacture non-fossil fuel-consuming units to provide the most sustainable commercial HVAC equipment in the market.
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

In the area of material management, we focus on recycling, reducing, reusing and sourcing more environmentally friendly materials into our processes. At our Tulsa, Oklahoma Redmond, Oregon and Longview, Texas facilities, we recycled over 17,328 tons, 15,715 tons, and 13,678 tons of metal in 2025, 2024, and 2023, respectively. Also, through our partnership with a waste-to-energy facility, we successfully diverted over 3,960 tons, 3,020 tons, and 694 tons of waste from landfills in 2025, 2024, and 2023, respectively. We have identified paint product recycling partners at both our Tulsa, Oklahoma and Longview, Texas facilities. We also recycle paper, wood, and cardboard where available. We continue to innovate ways to reduce and reuse shipping packaging between facilities and identify new opportunities to reduce or reuse items in our production and administrative areas.
Human Capital Resources
Our employees are not represented by unions or other collective bargaining agreements. Management considers its relations with our employees to be good. As of February 24, 2026, we employed approximately 5,897 employees, compared to 3,856 employees as of February 24, 2025 and 3,666 employees as of February 20, 2024. Our employees have a variety of specialized experience, training and skills that provide the expertise required to service our customers.
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
Our business is affected by a number of economic factors, including the level of economic activity and uncertainty in the markets in which we operate. Sales in the commercial and industrial new construction markets correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, and other macroeconomic factors over which we have no control. In the HVAC business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases which could impact our sales volume and profitability.
Our results of operations and financial condition could be negatively impacted by the loss of one or more major customers.
From time to time we derive a significant portion of our sales from a limited number of customers, and such concentration may continue in the future.  The loss of, or significant reduction in sales to significant customers (or a related portfolio group of customers) could have a material adverse effect on our results of operations, financial condition and cash flow. Further, the addition of new major customers in the future could increase our customer concentration risks as described above.
We may not realize all of the sales expected from our backlog of orders and contracts.
Our backlog consists of the value of product and service orders for which a customer purchase order or purchase commitment is received, but has not yet been delivered. As of December 31, 2025 and 2024, the Company’s estimated backlog was approximately $1,828.5 million and $867.1 million, respectively. The majority of our combined backlog is considered firm and expected to be delivered within 12 to 18 months. Our customers have the right in some circumstances, usually with penalties or other termination consequences, to reduce or defer firm orders in backlog. If customers terminate, reduce or defer firm orders, the revenue we expect to generate from our backlog may not be fully realized. Also, due to our large backlog, pricing changes may take longer to be reflected in our financial results.
Our results of operations and financial condition could be negatively impacted by the loss of a major third-party representative.
We are dependent on our third-party representatives to market and sell our products. If such relationships were terminated or impaired for any reason, it could materially and adversely affect our ability to generate revenues and profits. Certain competitors with greater financial resources than us have targeted some of our third-party representatives for exclusive sales channels. We may not be able to secure additional third-party representatives who will effectively market our products in certain geographical areas. In addition, adding new representatives requires additional administrative efforts and costs. If we are unable to establish new representative relationships or continue current relationships, or terminate and replace our third-party representatives, our business, financial condition, and results of operations could be materially and adversely affected.
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
The length of the sales cycle for certain BASX-branded products and solutions offerings, as well as unpredictable placing or canceling of customer orders, particularly large orders, may cause our revenues and operating results to vary significantly from period-to-period, which could make our future operational results less predictable.
A customer’s decision to purchase certain of our products or solutions, particularly products new to the market or long-term end-to-end solutions, may involve a lengthy contracting, design and qualification process. In particular, customers deciding on the design and implementation of large deployments may have lengthy and unpredictable procurement processes that may delay or impact expected future orders, including customers canceling orders based on unforeseen changes to their businesses. As a result, the order booking and sales recognition process is often uncertain and unpredictable, with some customers placing large orders with short lead times on little advance notice and others requiring lengthy, open-ended processes that may change depending on global or regional economic conditions. This unpredictability may cause our revenues and operating results to vary unexpectedly from quarter-to-quarter and year-to-year, making our future operational results less predictable.
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
Artificial intelligence technologies may introduce operational, cybersecurity, reputational, and compliance risks that could adversely affect our business.
Although AI is not a core component of our products or manufacturing operations, the growing use of AI tools presents potential risks to AAON. Any internal or incidental use of AI or machine‑learning technologies—such as in engineering, data analysis, customer support, or administrative processes—may expose the Company to risks involving data privacy, cybersecurity, protection of proprietary information, intellectual property rights, and regulatory compliance. As AI capabilities rapidly evolve, our ability to evaluate, monitor, and govern their use may not keep pace. Employees, contractors, or third‑party partners could unintentionally or improperly use AI tools, which may lead to unauthorized disclosure of sensitive information, inaccurate or biased outputs, or other unintended consequences. These risks could negatively impact operational performance, decision‑making, and interactions with customers or suppliers. AI technologies are also subject to increasing regulatory scrutiny. New or evolving laws, standards, or reporting requirements applicable to AI could impose additional compliance obligations on AAON. If we do not implement appropriate controls and oversight mechanisms governing the use of AI, we could experience operational disruptions, reputational harm, litigation risk, or competitive disadvantage if other companies adopt AI more effectively to improve efficiency or reduce costs.

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
Our future profitability could be adversely affected by current or future environmental laws. We are subject to extensive and rapidly changing federal, state and local laws and regulations designed to protect the environment in the United States and in other parts of the world. These laws and regulations could impose liability for remediation costs and result in civil or criminal penalties in case of non-compliance. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.
We are subject to potentially extreme governmental regulations and policies.
We always face the possibility of new or rapidly evolving changes to existing governmental regulations and policies, from the Federal or state levels, which could have a substantial or even extreme negative effect on our operations and profitability. This could affect equipment we currently manufacture and could have an impact on our product design, operations, and profitability. We anticipate more state regulatory activity in the future. Additional state regulatory rules can lead to a patchwork of different compliance regulations that may impact the results of each of our operating segments and our consolidated results.
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
There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. For example, the current U.S. administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including a significant increase in tariffs on goods imported into the U.S. and the possibility of imposing further restrictions on international trade. The current administration has taken a different approach to U.S. foreign trade policy than their predecessors, so there remains uncertainty as to whether, and to what degree, trade between the U.S and other countries will be impacted by these policy shifts on an ongoing and/or long-term basis. Additional policy changes or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. Furthermore, counter- or retaliatory tariffs imposed against the U.S. could impact our sales internationally. Tariffs implemented on our products (or on materials, parts or components we use to manufacture our products or to provide service for our products) have in the past increased the cost of our products manufactured in the U.S. and imported into the U.S. The imposition of additional tariffs on our products (or on materials, parts or components we use to manufacture our products or to provide service for our products) by the U.S. or other countries, the cost of our products manufactured in other countries subject to additional tariffs and imported into the U.S. would increase as a result of new tariffs that are implemented, and could increase further to the extent that retaliatory tariffs or similar additional trade restrictions are implemented. In the event we are unable to pass along the increased costs resulting from any tariffs to our customers, it could have a material adverse effect on our business, profitability, and our earnings.
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
The Chief Information Officer is responsible for day-to-day assessment and management of cybersecurity risks and any material risks from cybersecurity threats with oversight by the Chief Financial Officer. In March 2025, our new Chief Information Officer assumed responsibilities for IT leveraging over twenty-five years of experience aligning Information Technology organizations to businesses' strategic and operation needs in multiple industries, including construction, engineering, pipeline services, energy, manufacturing, healthcare, insurance, and financial services.
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
We own or lease our properties and facilities, as further described below. We believe that all of our facilities are well maintained and are in good condition and suitable for the conduct of our business.
AAON Oklahoma
The following table summarizes our plant and office facilities that support our AAON Oklahoma segment:

	City & State	# of Buildings	Manufacturing / Warehouse	Office	Total
Owned facilities			(in square feet)
West Plant & Offices	Tulsa, OK	1	940,000	70,000	1,010,000
NAIC	Tulsa, OK	1	125,000	9,000	134,000
Exploration Center	Tulsa, OK	1	—	28,000	28,000
Buckaloo Warehouse	Tulsa, OK	1	39,000	1,000	40,000
East Plant & Offices	Tulsa, OK	1	326,000	16,000	342,000
Flint Warehouse	Tulsa, OK	1	48,000	5,000	53,000
Administration Facilities	Tulsa, OK	3	—	47,000	47,000
Parts Retail Store	Tulsa, OK	1	7,500	6,000	13,500
Memphis Plant	Memphis, TN	1	702,000	85,000	787,000
	Total	11	2,187,500	267,000	2,454,500
Leased facilities
Controls Facility	Parkville, MO	1	38,000	48,000	86,000
Parts Distribution	Tulsa, OK	1	347,000	9,000	356,000
	Total	2	385,000	57,000	442,000
Our West Plant and Office facilities, NAIC, Exploration Center, and Buckaloo Warehouse sit on an approximately 87.3-acre tract of land and are located at 2440 South Yukon Ave., Tulsa, OK 74107. Our East Plant and Office facilities sit on an approximate 32.7-acre tract of land and are located at 2425 South Yukon Ave., Tulsa, OK 74107.
Our Tulsa location is also home to our engineering research and development laboratory, the NAIC. The three-story, stand-alone facility is both an acoustical and a performance measuring laboratory. This facility currently consists of twelve test chambers, allowing AAON to meet and maintain industry certifications. This facility is located west of our West Plant and Office Facilities.
The Gary D. Fields Exploration Center is located adjacent to the NAIC. The three-story Gary D. Fields Exploration Center provides an immersive and educational experience of our products, solutions, and our people and also serves as an event hub for our stakeholders, including our customers, employees, representatives, and investors. The Gary D. Fields Exploration Center adds a dimension of customer engagement that showcases our products and our competitors’ products and allows our customers to interact with our products and employees.
We also own two additional warehouses. Our Buckaloo Warehouse is west of our West Plant and Offices. Our Flint Warehouse is located approximately 3/4 of a mile east of our West and East Plant locations at 2020 South Union Ave., Tulsa, OK 74107 and sits on approximately 5.5 acres.

Our Administration Facilities are located approximately 3/4 of a mile east of our West and East Plant locations at 1624 - 1625 West 21st St., Tulsa, OK 74107. These facilities sit on approximately 3.6 acres. The facilities include additional office and meeting space utilized for company-wide administrative, human resource, and training functions. Our new Human Resources building, which opened in January 2025, enhances our engagement with current and future employees. We also have an 11,000 SF technical training facility named the “AAON Academy”. This space has a combination of classrooms, offices, and a hands-on HVAC training lab.
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

BASX
The following table summarizes our plant and office facilities that support our BASX segment:

	City & State	# of Buildings	Manufacturing / Warehouse	Office	Total
Owned Facilities			(in square feet)
Redmond Plant & Offices	Redmond, OR	2	203,000	27,000	230,000

Leased Facilities
Antler Warehouse	Redmond, OR	1	72,000	—	72,000
Sisters Warehouse	Sisters, OR	1	27,000	—	27,000
Marshall Warehouse	Redmond, OR	1	14,000	—	14,000
East Empire Warehouse	Bend, OR	1	34,000	—	34,000
Various leased facilities	Various	2	4,000	4,000	8,000
	Total	6	151,000	4,000	155,000
Our main operations in Redmond, Oregon, are conducted in a plant and office facility at 3500 SW 21st Pl, Redmond, OR 97756. This facility sits on an approximately 13.8-acre tract of land and is the location of our new 36,000 square foot weld-shop that opened in September 2024.
In addition, we lease facilities for additional warehouse storage located at 601 NE Antler Ave., Redmond, OR 97756 (“Antler”), 2895 S.W. 13th Street, Redmond, OR 97756 (“Marshall”) and 63085 NE 18th Street, Suite 105, Bend, OR 97701 (“East Empire”). Our leased facility at 690 W Three Peaks Drive, Sisters, OR, 97759 (“Sisters”) is used for additional clean room assembly.
We lease several other properties near our main Redmond, Oregon location. In the aggregate, these properties contain approximately 4,000 square feet of warehouse space, 4,000 square feet of office space, and approximately 1.0 acres of land for outdoor storage.
Item 3.  Legal Proceedings.
See Note 20 of the Consolidated Financial Statements.
Item 4.  Mine Safety Disclosure.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AAON.” As of the close of business on February 26, 2026, there were 1,748 holders of record of our common stock.
Dividends
At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our cash dividends for the three years ended December 31, 2025 are as follows:

			Dividend	Annualized Dividend
Declaration Date	Record Date	Payment Date	per Share	per Share
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
November 10, 2025	November 26, 2025	December 18, 2025	$0.10	$0.40
Share-Based Compensation Plans
The following is a summary of our share-based compensation plans as of December 31, 2025:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

The 2007 Long-Term Incentive Plan	620	$17.67	—
The 2016 Long-Term Incentive Plan	2,381,803	$40.20	—
The 2024 Long-Term Incentive Plan	454,690	$83.98	2,264,667

Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. For the year ended December 31, 2025, we have repurchased a total of approximately 469.3 thousand shares (at current market prices) under the current $100 million open market stock buyback program, approved by the Board of Directors on February 27, 2025, for an aggregate price of $30.0 million, or an average price of $80.81 per share. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions and/or stock repurchased to cover the strike price of stock options. For the year ended December 31, 2025, we repurchased approximately 98.1 thousand shares (at current market prices) for an aggregate price of $9.7 million, or an average price of $99.15 per share.
Repurchases during the fourth quarter of 2025 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
October 2025	995	$99.50	995	—
November 2025	1,659	94.03	1,659	—
December 2025	2,304	75.95	2,304	—
Total	4,958	$86.73	4,958	—
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

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Rebecca A. Thompson	December 13, 2024	Terminated December 31, 2025	91,500
Chief Financial Officer & Treasurer	December 16, 2025	March 16, 2027	41,565

Insider Trading Arrangements and Policies
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
Comparative Stock Performance Graph
The following performance graph compares our cumulative total shareholder return for the Company’s common stock for the five-year period ending on December 31, 2025, compared to an overall stock market index (the NASDAQ Composite Index) and the Company’s peer group index (S&P 600 Capital Goods Industry Group Index). We believe the S&P 600 Capital Goods Industry Group Index best represents our relative peer group based on our current business and market capitalization. The graph assumes that $100 was invested at the close of trading December 31, 2020, with the reinvestment of dividends since that date. This table is not intended to forecast future performance of our Common Stock.

# Comparison of Five Year Cumulative Total Return
# Assumes Initial Investment of $100
# December 31, 2020

400
350
300
250
200
150
100
2020
2021
2022
2023
2024
2025
AAON Inc.
NASDAQ
S&P 600 Capital Goods

Company / Index	2020	2021	2022	2023	2024	2025
AAON, Inc.	$100	$120	$114	$169	$270	$176
NASDAQ Composite Index	$100	$122	$82	$119	$154	$187
S&P 600 Capital Goods Industry Group Index	$100	$125	$120	$166	$195	$243
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

Item 6.  Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, and liquidity of the Company for the year ended December 31, 2025. This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data. A detailed discussion of the year-to-year changes for the years ended December 31, 2024, and 2023 is not included herein and can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our AAON brand can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. After the commercial and industrial new construction markets came to a standstill in 2020–2021, our core nonresidential end‑markets entered a period of robust growth, increasing by approximately 50.0% between 2022 and 2024. By late 2024, however, these markets began to contract, and the softening continued through 2025, though at a moderate rate. While leading indicators signal a stabilization in activity, we have not observed clear indications of a significant reacceleration. Furthermore, signals from general economic indicators are mixed regarding the health of the general economy. If the domestic economy were to slow or enter a recession, this could further impact our new construction markets and also weigh on the replacement market, potentially resulting in reduced sales volumes and profitability. Sales in the commercial and industrial new construction markets generally lag behind the housing market, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates, the state of the economy and other macroeconomic factors over which we have no control. Sales in the replacement markets are driven by various factors, including general economic growth, the Company's new product introductions, fluctuations in the average age of existing equipment in the market, government regulations and stimulus, change in market demand between more customized, higher performing HVAC equipment and lower priced standard equipment, as well as many other factors. When new construction is down, we emphasize the replacement market.
Our BASX brand is heavily dependent on the data center market. The growing maturity and adoption of Artificial Intelligence and high-performance compute is driving profound innovation across the data center market, resulting in increased demand for our products and solutions. Between 2022 and 2025, total put‑in‑place construction spending for data centers expanded by approximately 240.0%, and present indicators suggest continued strength with no meaningful signs of slowing in the foreseeable future. In response, we have made substantial capital investments to expand our capacity and ensure we are fully equipped to support this accelerating growth trajectory.

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
The price levels of our raw materials fluctuate due to various economic factors within the U.S. and global economy. At December 31, 2025, the price for copper increased by approximately 11.1%, while stainless steel and galvanized steel decreased approximately 13.0% and 3.4%, respectively. The price for aluminum remained relatively flat, as compared to the price at December 31, 2024.
We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.
We occasionally increase the price of our products to help offset any inflationary headwinds. In recent years, price increases have been more frequent due to the amount of inflation the business has endured. We implemented a recurring 1.0% monthly price increase on October 1, 2023, and carried that through February 1, 2024, for AAON-branded products. On January 1, 2025, we implemented a one-time 3.0% price increase for AAON-branded products. On April 1, 2025, we implemented a 6.0% surcharge on all AAON-branded products as a result of the uncertainty of international tariffs. BASX-branded products are priced by job and in most cases, provide the ability to increase the price if the order is outside normal lead times.
Macroeconomic Conditions
Beginning in January 2025, the current United States (“U.S.”) Administration began enacting a series of tariffs affecting nearly all goods imported into the U.S. In retaliation, numerous foreign countries imposed reciprocal tariffs and restricted certain exports to the U.S. The continuous changes and uncertainty in tariff policy could impact our cost of materials, parts, or components imported into the U.S. and could impact the availability of supply from our vendors. We source raw materials domestically, but historically have seen those suppliers increase prices when tariffs are increased. Additionally, while we source most components domestically, our vendors may be impacted by tariffs if they use foreign parts and materials and often pass any additional costs as a result of tariffs through to us. We expect to continue to pass along some of these costs to our customers, but the increased price of our products could adversely affect the demand, which could have an adverse effect on our business and our earnings. The third quarter of 2025 is the first period for us to see any significant financial impact from tariffs. On April 1, 2025 we instituted a 6.0% tariff surcharge on AAON-branded orders which we began to see realization of in the third quarter of 2025. Early in 2025, the amount of surcharge realized had not covered the additional costs from the tariffs, but had changed by the end of the year as we fully realized our surcharge.
We make strategic purchases of materials when we see opportunities or potential disruptions in our supply chain. We have experienced supply chain challenges related to specific manufacturing parts, which could be exacerbated by the trade conflict. We manage our supply chain challenges through strong vendor relationships as well as expanding our list of available vendors.
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
Backlog

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products
The following table shows our historical backlog levels:

	December 31, 2025	December 31, 2024
	(in thousands)
AAON-branded Products	$526,350	$327,343
BASX-branded Products	1,302,145	539,747
Total Backlog	$1,828,495	$867,090
At December 31, 2025, our consolidated backlog is $1,828.5 million, an increase of 110.9%, or $961.4 million, as compared to December 31, 2024. Backlog was up from a year ago for both AAON-branded products and BASX-branded products with BASX-branded products increasing 141.3%, or $762.4 million, when compared to December 31, 2024. Most of these orders were associated with the BASX-branded data center liquid cooling solutions.
Consolidated Results of Operations

	Years Ended December 31,
	2025	2024
	(in thousands, except per share data)
Net sales	$1,442,076	$1,200,635
Cost of sales	1,056,352	803,526
Gross profit	385,724	397,109
Selling, general and administrative expenses	239,480	188,014
Gain on disposal of assets	(4)	(23)
Income from operations	146,248	209,118
Interest expense	(17,726)	(2,905)
Other income, net	230	378
Income before taxes	128,752	206,591
Income tax provision	21,159	38,032
Net income	$107,593	$168,559
The following are highlights of our results of operations, cash flows, and financial condition:
•Net sales for 2025 grew 20.1% to $1,442.1 million driven by the strong demand and growth of our BASX-branded products. BASX-branded products increased 143.5%, or $322.8 million when compared to 2024.
•Net sales of AAON-branded products decreased 8.3%, or $81.4 million when compared to 2024. The AAON brand experienced a softer market in 2025 due to macroeconomic factors like higher interest rates and slowing construction starts. Supply chain issues were also a constraint in 2025 due to the refrigerant change that went into effect January 1, 2025 and more recently due to coils.
•The Company went live with its new Enterprise Resource Planning (“ERP”) system on April 1, 2025 at its Longview, Texas facility. The adoption of this new system caused some disruptions due to changes in processes for the AAON Coil Products segment. To a lesser extent, the impact to the coil production at AAON Coil Products also impacted AAON Oklahoma’s ability to ramp up production, which contributed to lower net sales and gross profit margins for that segment. The Company also went live with its ERP at its Memphis, Tennessee facility on November 1, 2025 with minimal disruption.
•We have a strong balance sheet with a leverage ratio of 1.77 and available borrowings under our Revolver of $201.0 million.
•We continue to invest in the future growth of the Company as evidenced by our $204.9 million in capital expenditures, including the acquisition of intangible assets in 2025.
•We completed the repurchase of $39.7 million of shares for the year ended December 31, 2025.
We report our financial results based on three reportable segments: AAON Oklahoma, AAON Coil Products, and BASX, which are further described in “Segments” (Note 23) within our notes to the consolidated financial statements. The Company’s chief operating decision maker (“CODM”), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and gross profit. The CODM does not evaluate operating segments using asset or liability information.
Segment Operating Results for the Years Ended December 31, 2025 and 2024

	Years Ended
	December 31, 2025	Percent of Sales[1]	December 31, 2024	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$801,209	55.6%	$858,711	71.5%	$(57,502)	(6.7)%
AAON Coil Products	325,353	22.6%	143,871	12.0%	181,482	126.1%
BASX	315,514	21.9%	198,053	16.5%	117,461	59.3%
Net sales	$1,442,076		$1,200,635		$241,441	20.1%

Cost of Sales[2]
AAON Oklahoma	$569,121	71.0%	538,124	62.7%	$30,997	5.8%
AAON Coil Products	255,681	78.6%	116,287	80.8%	139,394	119.9%
BASX	231,550	73.4%	149,115	75.3%	82,435	55.3%
Cost of sales	$1,056,352	73.3%	$803,526	66.9%	$252,826	31.5%

Gross Profit[2]
AAON Oklahoma	$232,088	29.0%	$320,587	37.3%	$(88,499)	(27.6)%
AAON Coil Products	69,672	21.4%	27,584	19.2%	42,088	152.6%
BASX	83,964	26.6%	48,938	24.7%	35,026	71.6%
Gross profit	$385,724	26.7%	$397,109	33.1%	$(11,385)	(2.9)%
1 Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.
2 Presented after intercompany eliminations.

Total net sales increased $241.4 million, or 20.1%. AAON Oklahoma had net sales of $801.2 million, a decrease of 6.7% compared to the same period in the prior year. This decrease was driven by supply chain issues from the refrigerant transition at the beginning of the year and coil supply shortages in the second quarter due to our ERP implementation at our Longview, Texas facility which slowed production of coils made for our Tulsa plant. Sales were up 126.1% for AAON Coil Products primarily driven by growth in BASX-branded products of $202.3 million for liquid cooling data centers. AAON-branded products at AAON Coil Products declined $20.9 million due to disruptions caused by our ERP implementation. BASX net sales were up 59.3% to $315.5 million due to the continued demand for data center solutions and increasing production out of our Memphis facility.
Gross profit decreased $11.4 million or 2.9% and from 33.1% of sales to 26.7% of sales. AAON Oklahoma’s decrease in gross profit is primarily driven by the lower volumes discussed above from the first half of the year that resulted in sub optimal overhead absorption. Additionally, our new plant in Memphis is part of AAON Oklahoma, building intercompany sales for the BASX segment at cost. As such, the sales and gross profit from orders completed in Memphis are reflected in the BASX segment, but the additional overhead cost of running the plant is reflected in the AAON Oklahoma segment. Memphis contributed $16.1 million in cost to the AAON Oklahoma segment. AAON Coil Products gross profit margin increased slightly from 19.2% in 2024 to 21.4% in 2025. AAON Coil Products had disruptions caused by our ERP system implementation at the beginning of the second quarter. Progress was made during the remainder of the year and the higher volume data center work help to offset the negative impacts of these disruptions. The increase in BASX gross profit is due to better overhead absorption from the increased sales volumes coming from our Memphis facility.
Raw Material Costs
Twelve-month average raw material cost per pound as of December 31:

	2025	2024	% Change
Copper	$6.13	$5.52	11.1%
Galvanized steel	$0.57	$0.59	(3.4)%
Stainless steel	$2.00	$2.30	(13.0)%
Aluminum	$2.49	$2.50	(0.4)%

Selling, General and Administrative Expenses

	Years Ended December 31,		Percent of Sales
	2025	2024	2025	2024
	(in thousands)
Warranty	$23,829	$16,727	1.7%	1.4%
Profit sharing	12,851	19,948	0.9%	1.7%
Salaries & benefits	73,686	58,154	5.1%	4.8%
Stock compensation	12,299	10,390	0.9%	0.9%
Advertising	3,844	3,281	0.3%	0.3%
Depreciation & amortization	27,714	20,542	1.9%	1.7%
Insurance	8,533	8,303	0.6%	0.7%
Professional fees	7,615	8,809	0.5%	0.7%
Memphis incentive fee	6,105	—	0.4%	—%
Donations	1,495	1,682	0.1%	0.1%
Other	61,509	40,178	4.3%	3.3%
Total SG&A	$239,480	$188,014	16.6%	15.7%
Selling, general and administrative expenses increased $51.5 million for the year ended December 31, 2025, from the prior year period. Profit sharing is down as a result of our lower earnings in the period. Salaries and benefits have increased as we add additional headcount to help build out our organizational capacity for future growth. Depreciation and amortization increased $7.2 million during the period due to increased investments from our ERP implementation. We incurred approximately $6.1 million in incentive fees due to our real estate broker associated with the acquisition of our Memphis, Tennessee plant for a percentage of the incentives awarded to us by various entities. Other includes an increase in expense of $17.4 million for technology related consulting fees along with increased expenses related to travel and other consulting expenses.
Income Taxes

	Years Ended December 31,		Effective Tax Rate
	2025	2024	2025	2024
	(in thousands)
Income tax provision	$21,159	$38,032	16.4%	18.4%
The Company’s estimated annual 2025 effective tax rate, excluding discrete events, is expected to be approximately 22.5%. Discrete events such as excess tax benefits related to stock compensation and various tax credits consistently provide a benefit, keeping our actual effective rate lower than the stated 22.5%.

Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash and cash equivalents remained stable from December 31, 2024, to December 31, 2025. Our restricted cash decreased $5.3 million due to funding requirements related to our Longview, Texas expansion.
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
On December 29, 2025, we entered into the Sixth Amendment to the Amended and Restated Loan Agreement. The terms of the Amendment increased the amount of the borrowing capacity on the Revolver from $500.0 million to $600.0 million by exercising the $100.0 million accordion feature. The Amended Revolver is prepayable without penalty. The Revolver expires on May 27, 2030.
As of December 31, 2025, and December 31, 2024, we had an outstanding balance under the Revolver of $398.3 million and $76.5 million, respectively. We had one standby letter of credit totaling $0.7 million and $0.3 million as of December 31, 2025, and December 31, 2024, respectively. Borrowings available under the Revolver at December 31, 2025, were $201.0 million.
The Term Loan had no outstanding balance as of December 31, 2025 and a balance of $78.4 million as of December 31, 2024 respectively.
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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the years ended December 31, 2025, 2024, 2023.
Weighted average interest rate of our borrowings outstanding are as follows:

	Years Ended December 31,
	2025	2024	2023
Revolver	5.7%	6.3%	6.3%
Term loan	*[1]	0.1%	*[1]
1 Funds were borrowed on December 16, 2024. No borrowings outstanding during the year ended December 31, 2025.
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
At December 31, 2025, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At December 31, 2025, our leverage ratio was 1.77 to 1.0, which meets the requirement of not being above 3 to 1.
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
Upon closing of the 2019 NMTC transaction, the Company provided an aggregate of approximately $15.9 million to the 2019 Investor, in the form of a loan receivable, with a term of 25 years, bearing an interest rate of 1.0%. This $15.9 million in proceeds plus capital contributed from the 2019 Investor was used to make an aggregate $22.5 million loan to a subsidiary of the Company. This financing arrangement is secured by equipment at the Company’s Longview, Texas facilities and a guarantee from the Company, including an unconditional guarantee of the NMTCs. The Company’s seven-year compliance period ends in 2026, at which time the Company expects the put/call feature of the transaction to be exercised, forgiving a portion of the debt.

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
2024 New Markets Tax Credit - On February 27, 2024, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2024 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2024 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in real estate to facilitate the current expansion of our Longview, Texas manufacturing operations (the “2024 Project”). In connection with the 2024 NMTC transaction, the Company received a $15.5 million NMTC allocation for the 2024 Project and secured low-interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
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
[3] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board. As of December 31, 2025, approximately $30 million of shares have been repurchased, and approximately $70.0 million remains under the current board authorization.

The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 15) at current market prices.

Our repurchase activity is as follows:

	2025			2024			2023
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	371,139	$29,992	$80.81	1,353,564	$100,034	$73.90	402,873	$25,009	$62.08
LTIP Shares	98,134	9,730	99.15	92,444	8,037	86.94	21,904	1,302	59.44
Total	469,273	$39,722	$84.65	1,446,008	$108,071	$74.74	424,777	$26,311	$61.94
Dividends - At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date	Record Date	Payment Date	per Share	per Share
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
November 10, 2025	November 26, 2025	December 18, 2025	$0.10	$0.40
Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing), and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2026 and the foreseeable future.
Off-Balance Sheet Arrangements - We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Statement of Cash Flows
The following table reflects the major categories of cash flows for the year ended December 31, 2025 and 2024. For additional details, see the consolidated financial statements.

	Years Ended December 31,
	2025	2024
	(in thousands)
Operating Activities
Net income	$107,593	$168,559
Income statement adjustments, net	129,301	73,343
Changes in assets and liabilities:
Accounts receivable	(167,023)	(10,041)
Income taxes	(23,330)	(5,285)
Inventories	(73,883)	27,080
Contract assets	(111,816)	(90,626)
Prepaid expenses and other long-term assets	(11,673)	(3,707)
Accounts payable	52,904	16,959
Contract liabilities	65,757	1,156
Extended warranties	831	1,835
Accrued liabilities & other long-term liabilities	31,873	13,259
Net cash provided by operating activities	534	192,532
Investing Activities
Capital expenditures	(190,563)	(195,660)
Acquisition of intangible assets	(14,329)	(17,491)
Proceeds from government incentive grant	12,000	—
Other	475	76
Net cash used in investing activities	(192,417)	(213,075)
Financing Activities
Proceeds from financing obligations, net of issuance costs	—	4,186
Payment related to financing costs	(1,395)	(664)
Borrowings of debt	915,391	717,897
Payments of debt	(672,204)	(601,091)
Stock options exercised	17,144	31,861
Repurchase of stock	(29,995)	(100,034)
Employee taxes paid by withholding shares	(9,730)	(8,037)
Cash dividends paid to stockholders	(32,603)	(26,084)
Net cash provided by financing activities	$186,608	$18,034
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
Current payment terms for some BASX-branded jobs primarily require the Company to fund the upfront working capital resulting in cash outflows related to our contract assets. Similarly, some BASX-branded jobs require down payments, resulting in cash inflows related to our contract liabilities. 2025 saw significant increases in accounts receivable in the back half of the year with customers that have longer terms than the typical 30 day AAON-branded terms. The Company experienced carrying working capital for extended periods of time during this period of growth and expansion at our Longview and Memphis plants.

Cash Flows from Investing Activities
Capital expenditures during the year ended December 31, 2025, relate to additional infrastructure and machinery for both replacement and production growth, finalizing our new production space in our Redmond, Oregon and Longview, Texas locations, additional equipment and production capacity in Parkville, Missouri, and new equipment for our Memphis, Tennessee facility. We have also made investments to purchase or develop software for internal use in anticipation of future Company growth.
Our capital expenditure program for 2026 is estimated to be approximately $190.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
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
During the year ended December 31, 2025, we repurchased $30.0 million under our open market share repurchase programs. Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees.
Commitments and Contractual Agreements
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of December 31, 2025, except as described below.

In 2023, the Company executed a five-year purchase commitment for refrigerants. In 2025 and 2024, the Company made payments of $5.6 million and $11.7 million on this contract, respectively. Estimated minimum future payments are $10.5 million, and $11.2 million for 2026 and 2027, respectively.
In 2025, the Company executed three one-year purchase commitments for raw materials. Estimated minimum future payments are $27.4 million for 2025. We had no other material contractual purchase obligations as of December 31, 2025.
Contingencies
We are subject to various claims and legal actions that arise in the ordinary course of business. We closely monitor these claims and legal actions and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position, results of operations or cash flows and we accrue and/or disclose loss contingencies as appropriate. See Note 20 of the Consolidated Financial Statements for additional information with respect to specific legal proceedings.
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

Revenue - Due to the highly customized nature of many of the Company’s products and each product not having an alternative use to the Company without incurring significant costs to the Company and the agreements containing an enforceable right to payment including a reasonable profit margin, the Company recognizes revenue over time as progress is made toward satisfying the performance obligations of each contract. The measurement and recognition of revenue requires us to make judgments and estimates, including the determination of whether we should recognize revenue as we perform or upon the completion of our performance obligation, as these determinations impact the timing and amount of our reported revenue. Costs used in estimating revenue can include direct materials, direct labor, installation, freight and delivery, commissions and royalties depending on the individual performance obligation. Other costs not related to the performance obligation, such as indirect labor and materials, small tools and supplies, operating expenses, field rework and back charges are charged to expense as incurred.
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
We performed a qualitative assessment as of December 31, 2025, to determine whether it was more likely than not that the fair value of the reporting unit and indefinite-lived assets was greater than the carrying value of the reporting unit and indefinite-lived assets. Based on these qualitative assessments, we determined that the fair value of the reporting unit and indefinite-lived assets was more likely than not greater than the carrying value of the reporting unit and indefinite-lived assets.
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
Newly Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. We adopted this standard in the fourth quarter of 2025. Upon adoption, this ASU did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
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

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance provides a practical expedient that allows entities, when estimating expected credit losses on current accounts receivable and current contract assets, to assume that economic conditions as of the balance sheet date will not change over the remaining life of those assets. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted, and are required to be applied prospectively. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025‑06, Intangibles – Goodwill and Other – Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software. The new guidance modernizes and simplifies the accounting for internal‑use software, including eliminating the existing three‑stage (preliminary project, application development, and post‑implementation/operation) model, and introduces revised criteria for capitalization that better reflect current agile and iterative software development practices, including considerations for software with significant development uncertainty. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with various transition alternatives and early adoption permitted. We are currently evaluating the impact of this ASU on the Company’s financial statements and related disclosures and do not expect it to have a material impact.

In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The new guidance provides authoritative recognition, measurement, presentation, and disclosure requirements for government grants to business entities in the form of monetary assets or tangible nonmonetary assets, largely leveraging the recognition and measurement framework in IAS 20, and reduces diversity in practice that had arisen from analogies to other GAAP. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2028, including interim periods within those annual periods; for all other entities, the guidance is effective for annual periods beginning after December 15, 2029, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of this ASU on the Company’s financial statements and related disclosures and do not expect it to have a material impact.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
We are exposed to volatility in the prices of commodities used in some of our products and, occasionally, we use cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months to manage this exposure.
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of December 31, 2025, we had an outstanding balance of $398.3 million. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $4.0 million.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
AAON, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2026 expressed an unqualified opinion.
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
Revenue Recognition from BASX-Branded Products
As described further in Notes 2 and 3 to the consolidated financial statements, the Company recognized net sales of $547.8 million for the year ended December 31, 2025 for BASX-branded products. Revenue to design and manufacture highly customized units is recognized on an over time basis, as progress is made toward satisfying the performance obligations of each contract. Changes in job performance, job conditions, and estimated profitability may result in revisions to cost and income, and are estimated and recognized by the Company throughout the life of contracts. We identified revenue recognized over time related to BASX-branded products as a critical audit matter.
The principal consideration for our determination that revenue recognized over time related to the Company’s contracts for BASX-branded products is a critical audit matter is the high degree of auditor effort in performing procedures and evaluating audit evidence related to over time contracts.

Our audit procedures related to revenue recognized over time related to the Company’s contracts for BASX-branded products included the following, among others.
•We tested the effectiveness of controls over revenue recognition, including management’s determination of the estimated cost to complete and recorded progress toward fulfillment of the performance obligation.
•We tested the appropriateness of over time revenue recognition for a sample of contracts.
•We tested the appropriateness of revenue recognition for over time contracts, including agreeing cost inputs to source documents, such as purchase orders, third-party invoices, and shipping documents, and evaluating the estimated costs to complete.
•We evaluated estimates made by the Company by analyzing the gross margin on completed contracts compared to historical estimates for those contracts to test the Company’s estimation process.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2004.
Tulsa, Oklahoma
March 2, 2026

AAON, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2025	2024
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$13	$14
Restricted cash	1,226	6,500
Accounts receivable, net	314,387	147,434
Income tax receivable	27,445	4,115
Inventories, net	261,151	187,420
Contract assets, net	247,037	135,421
Prepaid expenses and other	17,921	7,308
Total current assets	869,180	488,212
Property, plant and equipment, net	631,262	510,356
Intangible assets, net and goodwill	165,799	160,152
Right of use assets	17,988	15,436
Other long-term assets	2,281	242
Deferred tax assets	—	836
Total assets	$1,686,510	$1,175,234

Liabilities and Stockholders' Equity
Current liabilities:
Debt, short-term	$—	$16,000
Short-term obligations of NMTC	7,535	—
Accounts payable	110,437	44,645
Accrued liabilities	132,213	99,347
Contract liabilities	80,670	14,913
Total current liabilities	330,855	174,905
Debt, long-term	398,320	138,891
Deferred tax liabilities	30,313	—
Other long term liabilities	23,299	20,743
New market tax credit obligations[1]	8,738	16,113
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized, 81,691,075 and 81,436,594 issued and outstanding at December 31, 2025 and 2024, respectively	327	326
Additional paid-in capital	64,358	68,946
Retained earnings	830,300	755,310
Total stockholders' equity	894,985	824,582
Total liabilities and stockholders' equity	$1,686,510	$1,175,234
1 Held by variable interest entities (Note 19)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Net sales	$1,442,076	$1,200,635	$1,168,518
Cost of sales	1,056,352	803,526	769,498
Gross profit	385,724	397,109	399,020
Selling, general and administrative expenses	239,480	188,014	171,539
Gain on disposal of assets	(4)	(23)	(13)
Income from operations	146,248	209,118	227,494
Interest expense	(17,726)	(2,905)	(4,843)
Other income, net	230	378	503
Income before taxes	$128,752	$206,591	$223,154
Income tax provision	21,159	38,032	45,531
Net income	$107,593	$168,559	$177,623
Earnings per share:
Basic EPS	$1.32	$2.07	$2.19
Diluted EPS	$1.29	$2.02	$2.13
Cash dividends declared per common share:	$0.40	$0.32	$0.32
Weighted average shares outstanding:
Basic	81,529,140	81,473,131	81,156,114
Diluted	83,105,538	83,629,502	83,295,290
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders Equity

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
	(in thousands)
Balances at December 31, 2022	$80,138	$322	$98,735	$461,657	$560,714
Net income	—	—	—	177,623	177,623
Stock options exercised and restricted stock awards granted	1,795	7	33,252	—	33,259
Share-based compensation	—	—	16,384	—	16,384
Stock repurchased and retired	(425)	(3)	(26,308)	—	(26,311)
Dividends	—	—	—	(26,445)	(26,445)
Balances at December 31, 2023	81,508	326	122,063	612,835	735,224
Net income	—	—	—	168,559	168,559
Stock options exercised and restricted stock awards granted	1,132	5	31,856	—	31,861
Contingent shares issued	243	1	6,363	—	6,364
Share-based compensation	—	—	16,729	—	16,729
Stock repurchased and retired	(1,446)	(6)	(108,065)	—	(108,071)
Dividends	—	—	—	(26,084)	(26,084)
Balances at December 31, 2024	81,437	326	68,946	755,310	824,582
Net income	—	—	—	107,593	107,593
Stock options exercised and restricted stock awards granted	724	3	17,141	—	17,144
Share-based compensation	—	—	17,994	—	17,994
Stock repurchased and retired	(470)	(2)	(39,723)	—	(39,725)
Dividends	—	—	—	(32,603)	(32,603)
Balances at December 31, 2025	$81,691	$327	$64,358	$830,300	$894,985
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$107,593	$168,559	$177,623
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	79,191	62,735	46,468
Amortization of debt issuance costs	394	154	82
Amortization of right of use assets	166	189	324
Provision for (recoveries of) losses on accounts receivable, net of adjustments	70	715	(154)
Provision for losses on contract assets, net of adjustments	200	399	—
Provision for (recoveries of) excess and obsolete inventories, net of write-offs	152	(968)	1,633
Share-based compensation	17,994	16,729	16,384
Other	(15)	(4)	(44)
Deferred income taxes	31,149	(6,606)	(6,527)
Changes in assets and liabilities:
Accounts receivable	(167,023)	(10,041)	(9,978)
Income tax receivable	(23,330)	(5,285)	(11,302)
Inventories	(73,883)	27,080	(16,226)
Contract assets	(111,816)	(90,626)	(30,043)
Prepaid expenses and other long-term assets	(11,673)	(3,707)	(1,048)
Accounts payable	52,904	16,959	(18,316)
Contract liabilities	65,757	1,156	(7,667)
Extended warranties	831	1,835	2,600
Accrued liabilities and other long-term liabilities	31,873	13,259	15,086
Net cash provided by operating activities	534	192,532	158,895
Investing Activities
Capital expenditures	(190,563)	(195,660)	(104,294)
Proceeds from government incentive grant	12,000	—	—
Proceeds from sale of property, plant and equipment	40	25	129
Acquisition of intangible assets	(14,329)	(17,491)	(5,197)
Principal payments from note receivable	435	51	51
Net cash used in investing activities	(192,417)	(213,075)	(109,311)
Financing Activities
Borrowings of debt	915,391	717,897	597,111
Payments of debt	(672,204)	(601,091)	(629,787)
Proceeds from financing obligation, net of issuance costs	—	4,186	6,061
Payment related to financing costs	(1,395)	(664)	(398)
Stock options exercised	17,144	31,861	33,259
Repurchase of stock - open market	(29,995)	(100,034)	(25,009)
Repurchases of stock - LTIP plans (Note 18)	(9,730)	(8,037)	(1,302)
Cash dividends paid to stockholders	(32,603)	(26,084)	(26,445)
Net cash provided by (used in) financing activities	186,608	18,034	(46,510)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,275)	(2,509)	3,074
Cash, cash equivalents, and restricted cash, beginning of year	6,514	9,023	5,949
Cash, cash equivalents, and restricted cash, end of year	$1,239	$6,514	$9,023

 The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
Our financial statements also consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of eight variable interest entities (“VIEs”) (Note 19) that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.
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
Restricted Cash
Restricted cash held at December 31, 2025, and December 31, 2024, consists of bank deposits and highly liquid, interest-bearing money market funds held for the purpose of the Company’s qualified New Markets Tax Credit programs (Note 19) to benefit an investment in plant and equipment to facilitate the expansion of our Longview, Texas manufacturing operations.
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

Concentration of Credit Risk
Our top customers operate primarily in the data center cooling and commercial air conditioning markets.
Data centers are purpose-built facilities that enable the processing, storage and distribution of data across both traditional workloads and high-density compute, including AI training and inference. Examples of companies in this space include Microsoft, Amazon Web Services, Google Cloud, QTS and Applied Digital.
The commercial air conditioning market includes the design and manufacturing of HVAC systems for non-residential buildings such as offices, hospitals, schools, data centers, warehouses and manufacturing facilities. Our channel partners and customers support the design, construction and service of such facilities including independent sales representatives like Texas AirSystems and related portfolio groups through sole or common ownership like Meriton, Ambient and Air Control Concepts.
For the years ended December 31, 2025, 2024, and 2023, the Company had three, two and three customers, respectively, that were 10 percent or greater concentrations of revenue.
We have earned the trust and business of these significant customers over many years of performing to their needs, which they have supported with long-standing multi-year programs. The remaining majority of our business is comprised of thousands of customers and transactions through our extensive network of independent representatives. This mitigates our concentration risk as we also continue expanding our customer base through targeted growth in adjacent end markets, new customer acquisitions and expanding share with existing customers.

At December 31, 2025 and December 31, 2024, the Company had three customers that were 10 percent or greater concentrations of accounts receivable.
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
Software Development Costs
We capitalize costs incurred to purchase or develop software for internal use. Internal-use software development costs are capitalized during the application development stage. These capitalized costs are reflected in intangible assets, net and goodwill on the consolidated balance sheets and are amortized over the estimated useful life of the software. The useful life of our internal-use software development costs is generally between one to 10 years.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill at December 31, 2025, is expected to be tax deductible in future periods. Indefinite-lived intangible assets consist of trademarks, trade names, and internal-use software. Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.
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
We performed a qualitative assessment as of December 31, 2025, to determine whether it was more likely than not that the fair value of the reporting unit and indefinite-lived assets was greater than the carrying value of the reporting unit and indefinite-lived assets. Based on these qualitative assessments, we determined that the fair value of the reporting unit and indefinite-lived assets was more likely than not greater than the carrying value of the reporting unit and indefinite-lived assets.
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
Contingent Consideration
As part of the acquisition of BASX (Note 18) in 2021, we agreed to issue shares of the Company’s common stock based on certain milestones in accordance with the acquisition agreement. This contingent consideration is valued at fair value on the acquisition date and is included in additional paid-in capital on the consolidated balance sheets.
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
Research and Development
The costs associated with research and development for the purpose of developing and improving new products are expensed as incurred. For the years ended December 31, 2025, 2024, and 2023 research and development costs amounted to approximately $58.2 million, $47.3 million, and $43.7 million, respectively.
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses on our consolidated statement of income. Advertising expense for the years ended December 31, 2025, 2024, and 2023 was approximately $3.8 million, $3.3 million, and $2.6 million, respectively.
Shipping and Handling
We incur shipping and handling costs in the distribution of products sold that are recorded in cost of sales. Shipping charges that are billed to the customer are recorded in revenues and as an expense in cost of sales. For the years ended December 31, 2025, 2024, and 2023 shipping and handling fees amounted to approximately $18.2 million, $22.0 million, and $29.0 million, respectively.
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
Derivative Instruments
In the course of normal operations, the Company occasionally enters into contracts such as forward priced physical contracts for the purchase of raw materials that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time the product is purchased or sold under the related contract. The Company does not engage in speculative transactions, nor does the Company hold or issue financial instruments for trading purposes.
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
Historically, AAON-branded sales were moderately seasonal with the peak period being May-October of each year due to timing of construction projects being directly related to warmer weather. However, in recent years, given the increases in demand of our product and increases in our backlog, sales have become more constant throughout the year.
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
The Representatives’ fee and Third Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives was $44.9 million, $34.0 million, and $59.2 million for each of the years ended December 31, 2025, 2024, and 2023, respectively.

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
Leases
New leases entered into by the Company are assessed at lease inception for proper lease classification. At December 31, 2025, and 2024, all of our leases are classified as operating leases.
We have entered into various short-term operating leases with an initial term of 12 months or less. These leases are not recorded on our consolidated balance sheets as of December 31, 2025, and 2024, and the rent expense for these short-term leases is not significant.
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
3. Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 23) by major product brand, net of intercompany sales eliminations.

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products

	Year Ended December 31, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$798,207	$96,075	$—	$894,282
BASX-branded Products	3,002	229,278	315,514	547,794
Total	$801,209	$325,353	$315,514	$1,442,076

	Year Ended December 31, 2024
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$858,711	$116,931	$—	$975,642
BASX-branded Products	—	26,940	198,053	224,993
Total	$858,711	$143,871	$198,053	$1,200,635

	Year Ended December 31, 2023
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$897,919	$104,073	$—	$1,001,992
BASX-branded Products	—	8,247	158,279	166,526
Total	$897,919	$112,320	$158,279	$1,168,518

Aftermarket part sales were $80.2 million, $76.9 million, $67.7 million for each of the years ended December 31, 2025, 2024, and 2023, respectively.
4. Contract Assets and Liabilities
Opening and closing balances of contract assets and contract liabilities are as follows:

	December 31,
	2025	2024
	(in thousands)
Contract assets	$247,635	$135,820
Less: Allowance for credit losses	598	399
Contract assets, net	247,037	135,421

Contract liabilities	(80,670)	(14,913)
Total, net	$166,367	$120,508

Costs and estimated earnings on uncompleted contracts and related billings are as follows:

	December 31,
	2025	2024
	(in thousands)
Costs incurred on uncompleted contracts	$254,399	$133,593
Estimated earnings	209,344	97,074
Total	463,743	230,667

Less: Contract billings to date	311,274	112,786
Less: Allowance for credit losses	599	399
Plus: Completed contracts, unbilled	14,497	3,026
Total, net	$166,367	$120,508
Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $14.9 million, $12.5 million, and $21.4 million for each of the years ended December 31, 2025, 2024, and 2023, respectively.
Typically, we expect to satisfy performance obligations relating to uncompleted in-process contracts within one year or less, however, timing of performance obligations can vary from timing of payment, production scheduling and timing of customer installation requirements. Increases in contract assets are mainly due to the increased production and increased demand of our BASX-branded products.
5. Leases
The Company has lease arrangements for certain administrative, manufacturing and warehousing facilities and equipment. Lease expiration dates, including expected renewal options, range from January 2029 to April 2033, with the weighted average remaining term being 6.0 years. The discount rates used to calculate the present value of lease payments range from 1.3% to 6.6% as of December 31, 2025. All leases are classified as operating leases.

		December 31,
		2025	2024
		(in thousands)
Right-of-use assets	Right of use assets	$17,988	$15,436
Current lease liability	Accrued liabilities	3,262	2,481
Noncurrent lease liability	Other long-term liabilities	15,529	13,592
Since 2018, the Company has leased the manufacturing, engineering and office space used by our operations in Parkville, Missouri. The lease term is through January 2029. In May 2025, the Company added approximately 17,000 additional square feet and extended the lease term through April 2033. Additionally, in May 2025, the Company added approximately 22,300 square feet with a lease term through April 2030. The Company’s total leased space in Parkville, Missouri is approximately 125,300 square feet.
In November 2022, the Company entered into a lease arrangement for additional storage facilities in Tulsa, Oklahoma to support our operations. The lease added an additional 198,000 square feet to our operations. In January 2024, we amended the lease for an additional 157,550 square feet for operations and parts distribution. The amended lease term will expire April 2033.
In July 2023, the Company entered into a lease agreement with a start date of September 2023, for land and approximately 72,000 square feet of facilities in Redmond, Oregon to support our manufacturing operations. The lease term will expire November 2033 with additional renewal options.
We also lease six properties near our Redmond location. In the aggregate, these leases contain approximately 83,000 square feet of additional warehouse space, office space, as well as outside storage. These leases have expiring terms from May 2027 to October 2030.
In October 2025, the Company entered into a lease agreement in Bend, OR with a start date of November 2025, for approximately 34,000 square feet of additional warehouse and office space. The lease term will expire October 2030.

Total future lease payments as of December 31, 2025 are as follows:

(in thousands)
2026	$4,275
2027	4,248
2028	4,103
2029	2,477
2030	2,225
Thereafter	5,013
Total minimum lease obligations	$22,341
Less: present value of minimum lease payments	3,550
Less: current portion	3,262
Lease obligations, long-term	$15,529

6. Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	December 31,
	2025	2024
	(in thousands)
Accounts receivable	$315,695	$148,472
Less: Allowance for credit losses	1,308	1,038
Total, net	$314,387	$147,434

	Years Ended December 31,
	2025	2024	2023
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$1,038	$323	$477
Provisions for expected credit losses, net of adjustments	283	720	(142)
Accounts receivable recoveries (write offs)	(13)	(5)	(12)
Balance, end of period	$1,308	$1,038	$323
7. Inventories
The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	December 31,
	2025	2024
	(in thousands)
Raw materials	$265,427	$192,136
Work in process	475	20
Finished goods	593	456
Total, gross	266,495	192,612
Less: Allowance for excess and obsolete inventories	5,344	5,192
Total, net	$261,151	$187,420

	Years Ended December 31,
	2025	2024	2023
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$5,192	$6,160	$4,527
Provision for excess and obsolete inventories	962	4,540	5,480
Inventories written off	(810)	(5,508)	(3,847)
Balance, end of period	$5,344	$5,192	$6,160
8. Property, Plant and Equipment
Our property, plant and equipment consist of the following:

	December 31,
	2025	2024
Property, plant and equipment:	(in thousands)
Land	$17,148	$17,148
Buildings	366,919	315,854
Machinery & equipment	555,801	436,891
Furniture and fixtures	63,909	50,105
Total property, plant and equipment	1,003,777	819,998
Less: Accumulated depreciation	372,515	309,642
Property, plant and equipment, net	$631,262	$510,356
Depreciation expense is as follows:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Depreciation expense	$72,301	$54,000	$41,137

9. Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	December 31,
	2025	2024
Definite-lived intangible assets	(in thousands)
Intellectual property	$12,450	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	34,802	22,265
Less: Accumulated amortization	25,463	18,573
Definite-lived intangible assets, net	69,336	63,689

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$83,907	$78,260

Amortization expense is as follows:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Amortization expense	$6,890	$8,375	$5,331

The weighted-average amortization period for definite-lived intangible assets are as follow as of December 31, 2025:

(in years)
Intellectual property	17.4
Customer relationships	9.9
Capitalized internal-use software	7.6
Definite-lived intangible assets	10.5
Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2026	$6,314
2027	6,257
2028	5,692
2029	5,310
2030	4,382
Thereafter	24,528
Total future amortization expense	52,483
Internal-use software projects in process	16,853
Total	$69,336

Goodwill
The changes in the carrying amount of goodwill were as follows:

	December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of period	$81,892	$81,892	$81,892
Decreases due to acquisition adjustments	—	—	—
Balance, end of period	$81,892	$81,892	$81,892
10.  Supplemental Cash Flow Information

	Years Ended December 31,
	2025	2024	2023
Supplemental disclosures:	(in thousands)
Interest paid	$16,605	$2,811	$4,817
Operating activities - other:
Gain on disposal of assets	$(4)	$(23)	$(13)
Foreign currency transaction loss (gain)	3	37	(10)
Interest loss on note receivable	(14)	(18)	(21)
Total, other	$(15)	$(4)	$(44)

Non-cash investing and financing activities:
Non-cash capital expenditures	$12,888	$202	287
Contingent shares issued (Note 18)	$—	$6,364	$—
Income taxes paid during the years December 31, 2025, 2024, and 2023 disaggregated by jurisdiction:

	Years Ended December 31,
	2025	2024	2023
U.S. Federal	$9,854	$39,394	$50,200
U.S State and local	—	—	—
California	140	596	1,353
Illinois	160	1,223	886
Indiana	673	—
Iowa	—	—	771
Louisiana	—	598	—
Minnesota	—	—	677
New Jersey	—	533	829
New York	356	695	803
Pennsylvania	515	—	1,376
Texas	201	—	—
Virginia	311	—	—
Other States	720	6,884	6,481
Total	$12,930	$49,923	$63,376
Jurisdictions where income taxes paid were equal to or exceeded 5% of total income taxes paid are disclosed individually.

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
Changes in the warranty accrual are as follows:

	Years Ended December 31,
	2025	2024	2023
Warranty accrual:	(in thousands)
Balance, beginning of period	$24,341	$20,573	$15,682
Payments made	(18,205)	(12,959)	(11,274)
Warranty expense	23,829	16,727	16,165
Balance, end of period	$29,965	$24,341	$20,573

Warranty expense by reportable segment (Note 23) is as follows:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
AAON Oklahoma	$14,525	$13,446	$13,126
AAON Coil Products	7,052	1,931	1,706
BASX	2,252	1,350	1,333
Total	$23,829	$16,727	$16,165

12. Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	December 31,
	2025	2024
	(in thousands)
Warranty	$29,965	$24,341
Due to representatives	30,453	21,808
Payroll	22,238	16,961
Profit sharing	3,581	2,628
Workers' compensation	279	608
Medical self-insurance	4,844	3,085
Customer prepayments	6,856	7,714
Donations	57	599
Employee vacation time	15,408	12,084
Extended warranties, ST	3,365	3,153
Operating lease liability ST	3,262	2,481
Property tax	143	—
Other	11,762	3,885
Total	$132,213	$99,347
Other long-term liabilities were comprised of the following:

	December 31,
	2025	2024
	(in thousands)
Lease liability	$15,529	$13,592
Extended warranties	7,770	7,151
Total	$23,299	$20,743

13. Debt
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
On December 29, 2025, we entered into the Sixth Amendment to the Amended and Restated Loan Agreement. The terms of the Amendment increased the amount of the borrowing capacity on the Revolver from $500.0 million to $600.0 million by exercising the $100.0 million accordion feature. The Amended Revolver is prepayable without penalty. The Revolver expires on May 27, 2030.
Revolver

	December 31,
	2025	2024
	(in thousands)
Total Revolver Commitment	$600,000	$200,000
Less: Revolver borrowings outstanding	398,320	76,467
Less: Standby letters of credit	654	300
Borrowings available under the Revolver	$201,026	$123,233
Term Loan
The Term Loan was fully repaid during the year and is no longer outstanding as of December 31, 2025

	December 31,
	2025	2024
	(in thousands)
Term loan, short-term	—	16,000
Term loan, long-term	—	62,424
Total Term Loan	$—	$78,424
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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the years ended December 31, 2025, 2024, 2023, respectively.
Weighted average interest rate of our borrowings outstanding are as follows:

	Years Ended December 31,
	2025	2024	2023
Revolver	5.7%	6.3%	6.3%
Term loan	*[1]	0.1%	*[1]

1 Funds were borrowed on December 16, 2024. No borrowings outstanding during the year ended December 31, 2025.
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
Debt Covenants
At December 31, 2025, we were in compliance with our financial covenants as defined by the Amended Loan Agreement. These covenants included a financial covenant that we meet certain parameters related to our leverage ratio. At December 31, 2025, our leverage ratio was 1.77 to 1.0, which meets the requirement of not being above 3 to 1.
14.  Income Taxes
Income Tax Provision (Benefit)
The provision for income taxes consists of the following:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Current Federal	$(10,449)	$36,571	$40,759
Current State	459	8,067	11,299
Deferred Federal	26,221	(8,182)	(4,064)
Deferred State	4,928	$1,576	$(2,463)
Income tax provision	$21,159	$38,032	$45,531
The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate before the provision for income taxes.
Rate Reconciliation
The following table reconciles the U.S federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Federal statutory rate	$27,007	21.0%	$43,384	21.0%	$46,862	21.0%
State income taxes, net of Federal benefit	5,485	4.3%	11,105	5.4%	12,740	5.7%
State tax credits	(1,997)	(1.6)%	(1,396)	(0.7)%	(3,926)	(1.8)%
Changes in tax laws in current period	782	0.6%	—	—%	—	—%
Excess tax benefits related to	(11,501)	(8.9)%	(16,393)	(7.9)%	(8,858)	(4.0)%
share-based compensation (Note 15)
Work opportunity tax credit	(181)	(0.1)	(218)	(0.1)%	(241)	(0.1)%
Return to provision	1,309	1.0%	(269)	(0.1)%	455	0.2%
OK Amended Returns	—	—	—	—%	(3,121)	(1.4)%
Non-deductible executive compensation	3,479	2.7%	4,281	2.1%	3,785	1.7%
Research and development tax credits	(2,923)	(2.3)%	(2,840)	(1.4)%	(2,570)	(1.2)%
Other	(300)	(0.3)%	378	0.1%	405	0.3%
Effective tax rate	21,159	16.4%	38,032	18.4%	45,531	20.4%

The Company’s effective tax rate differs from the statutory rate primarily due to the excess tax benefits of stock transactions and state taxes. Pretax income is all domestic and there are no foreign income effects. No state jurisdictions individually meet the 5% disaggregation threshold. State taxes in Oregon, Oklahoma, Iowa, and Virginia (2025), Oklahoma, California, Illinois, Pennsylvania, and Minnesota (2024), Oklahoma, California, Pennsylvania, New Jersey, and New York (2023) contributed to the majority (greater than 50%) of the tax effect in the state/local income tax category. As of December 31, 2025, the Company has Federal and State net operating loss carryforwards for tax of approximately $57.0 million and $22.5 million, respectively, which are anticipated to offset a portion of taxable income in 2026 and be fully reversed.

The Company had investment tax credit carryforwards with a valuation allowance reserved against them as we did not have sufficient taxable income to utilize the carryforwards, in part because we generated more credit each year than we were able to utilize. Because the Company will not generate additional excess credits after our 2022 tax year, we will be able to use our credit carryforwards against future taxable income and the related valuation allowance was reversed resulting in a one-time benefit of $3.1 million to the income tax provision for the year ended December 31, 2023. As of December 31, 2025, we have investment tax credit carryforwards of approximately $4.0 million. These credits have estimated expirations from the year 2040 through 2041.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred income tax assets (liabilities)
Allowance for credit losses and inventory reserves	$1,883	$1,741
Warranty accrual	7,778	6,386
Other accruals	6,065	8,034
Share-based compensation	10,534	8,853
Research & development expenses	1,761	29,140
Oklahoma investment credit carryforward	1,925	689
Tennessee Investment credit carryforward	1,067	—
Federal Net Operating Loss	11,968	—
State Net Operating Loss	1,118	—
Other, net	5,578	3,079
Net deferred income tax assets	49,677	57,922
Valuation allowance	—	—
Net deferred income tax assets	49,677	57,922
Intangible assets	(6,719)	—
Property & equipment	(73,271)	(57,086)
Total deferred income tax liabilities	(79,990)	(57,086)
Net deferred income tax assets (liabilities)	$(30,313)	$836
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

In accordance with the 2017 Tax Cuts & Jobs Act, under Internal Revenue Code Section 174, research and development expenses incurred after December 31, 2021, are required to be capitalized and amortized over fifteen years. The amortization requirements for tax purposes is a mid-year convention, meaning that the tax amortization is 3.33% in the year of acquisition, 6.67% in the following fourteen years, and 3.33% in the final year.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
The Company’s estimated annual 2025 effective tax rate, excluding discrete events, is approximately 22.5%. We file income tax returns in the U.S., state and foreign income tax jurisdictions. We are subject to U.S. income tax examinations for the tax years 2022 to present, and to non-U.S. income tax examinations for the tax years 2021 to present. In addition, we are subject to state and local income tax examinations for tax years 2021 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.
Tax Law Changes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant amendments to the Internal Revenue Code. In accordance with ASC 740, Income Taxes, the Company recognized the tax effects of the enacted legislation in the period that includes the enactment date.
Impact of Tax Law Changes
The Company measured the effects of the tax law change using the enactment date approach, with a measurement date of June 30, 2025 from the Q2 2025 tax provision calculation as the closest date of measurement for deferred and current values. The measurement resulted in an increase in DTLs of $35.4 million, a decrease in current income tax payable of $36.2 million, and an increase in provision expense of $0.8 million due to the bonus depreciation change effect on Texas Franchise tax and the reduced R&D Tax Credit allowed with the §174A change. Significant provisions of OBBBA affecting the Company include:
•100% Bonus Depreciation: Effective for qualified property acquired after January 19, 2025, including manufacturing equipment, which reverses the previously scheduled phase-down of the bonus depreciation deduction to 40% for 2025 under prior law. This provision increased DTLs by $7.0 million, decreased current payable by $7.0 million, and increased provision expense due to the accelerated tax deductions for capital expenditures made in 2025 and the small provision effect from the change in Texas Franchise Tax and state bonus depreciation. This adjustment also decreased the DTL for the UNICAP inventory calculation by $0.6 million, offset against current income tax payable.
•Permanent Expensing of Domestic R&E Costs (Section 174A): Retroactive to January 1, 2025, resulting in decreased DTAs due to immediate tax deductibility of qualified domestic R&E costs as incurred. This provision decreased DTAs by $3.4 million, decreased current payables by $4.2 million, and increased provision expense by $0.8 million due to the reduction in the R&D tax credit (the Company will revert to the reduced credit method for calculation of the tax credit under the new law).
•Accelerated Deduction of Unamortized Domestic R&E Cost Originally Capitalized in Tax Years 2022, 2023, and 2024 (Section 174A): The Company has elected to deduct the unamortized amounts of Section 174 Costs as of December 31, 2024, fully in tax year 2025, which decreased DTAs and current payables by $25.5 million.
The impact of OBBBA enactment increased the Company’s effective tax rate by 0.7% for the year ended December 31, 2025.
Net Operating Loss
Due to the favorable changes in tax law related to the OBBBA, as of December 31, 2025, the Company generated Federal and State net operating loss (“NOL”) carryforwards of approximately $57.0 million and $22.5 million, respectively. The Federal NOLs have an indefinite carryforward period but are limited to offsetting 80% of taxable income in any given year under current tax law. The State NOLs have varying expiration dates.
The Company has recorded deferred tax assets of $12.5 million (Federal) and $1.1 million (State) related to these NOL carryforwards. Management has evaluated the positive and negative evidence in assessing the need for a valuation allowance (historical operating results, cumulative losses in recent years, and projected future taxable income) and we believe it is more likely than not that we will recognize the DTA reversals in tax year 2026.
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
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the years ended 2025, 2024, 2023 using a Black Scholes-Merton Model:

	2025	2024	2023
Senior Leadership[1]:
Expected (annual) dividend rate	$0.40	$0.32	$0.32
Expected volatility	39.29%	37.89%	37.89%
Risk-free interest rate	3.97%	4.14%	4.39%
Expected life (in years)	4.0	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.40	$0.32	$0.32
Expected volatility	42.66%	33.59%	38.25%
Risk-free interest rate	3.90%	4.27%	4.41%
Expected life (in years)	3.0	3.0	3.0
1 Senior Leadership Team (“SLT”) consists of officers and key members of management.
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

The following is a summary of stock options vested and exercisable as of December 31, 2025:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
13.95	-	27.58	979,853	2.69	$26.14	$49,099
28.28	-	37.07	614,320	4.82	31.65	27,399
37.09	-	140.76	479,173	6.48	58.20	9,069
		Total	2,073,346	4.20	$35.18	$85,567
A summary of option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at Outstanding at December 31, 2024	2,957,871	$39.83
Granted	472,476	83.63
Exercised	(509,996)	33.61
Forfeited or Expired	(83,238)	74.77
Outstanding at Outstanding at December 31, 2025	2,837,113	$47.21
Exercisable at Exercisable at December 31, 2025	2,073,346	$35.18
The total pre-tax compensation cost related to unvested stock options not yet recognized as of December 31, 2025, is $11.6 million and is expected to be recognized over a weighted average period of 2.0 years.
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $32.8 million, $65.1 million, and $39.0 million, respectively. The cash received from options exercised during the year ended December 31, 2025, 2024, and 2023 was $17.1 million, $31.9 million, and $33.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends. At December 31, 2025, unrecognized compensation cost related to unvested restricted stock awards was approximately $6.2 million which is expected to be recognized over a weighted average period of 1.8 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at Unvested at December 31, 2024	144,292	$61.01
Granted	88,348	85.82
Vested	(83,133)	53.03
Forfeited	(9,799)	76.50
Unvested at Unvested at December 31, 2025	139,708	$80.36

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
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of December 31, 2025, is $3.5 million and is expected to be recognized over a weighted average period of approximately 1.5 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the years ended 2025, 2024, 2023, using a Monte Carlo Model:

	2025	2024	2023
Expected (annual) dividend rate	$0.40	$0.32	$0.32
Expected volatility	41.91%	33.99%	32.71%
Risk-free interest rate	3.92%	4.31%	4.66%
Expected life (in years)	2.8	2.8	2.8
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.
A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	169,348	$68.12
Granted	48,360	75.90
Additional target payout[1]	66,359	29.83
Vested	(135,209)	29.83
Forfeited	(4,098)	89.84
Unvested at December 31, 2025 [2,3]	144,760	$88.31
1 The additional number of PSUs earned based on a 196.4% achievement at December 31, 2024 for awards vesting in 2025.
2 Consists of 53,657 PSUs cliff vesting in 2025, 44,163 PSUs cliff vesting in 2026, and 46,940 PSUs cliff vesting in 2027.
3 The 53,657 PSUs cliff vesting in 2025 were approved by the Compensation Committee and issued to holders in January 2026.
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

Summary of Share-based Compensation
A summary of share-based compensation is as follows:

	Years Ended December 31,
	2025	2024	2023
Grant date fair value of awards during the period:	(in thousands)
Options	$12,845	$9,496	$5,259
PSUs	3,671	5,119	4,907
Restricted tock	7,582	5,157	4,505
Total	$24,098	$19,772	$14,671

	Years Ended December 31,
	2025	2024	2023
Stock-based compensation expense:	(in thousands)
Options	$8,183	$8,085	$8,810
PSUs	4,461	4,010	2,561
Restricted tock	5,350	4,634	3,977
Key employee awards	—	—	1,036
Total	$17,994	$16,729	$16,384

	Years Ended December 31,
	2025	2024	2023
Income tax benefit related to share-based compensation	(in thousands)
Options	$7,345	$14,878	$8,138
PSUs	3,405	169	—
Restricted tock	751	1,064	720
Key employee awards	—	282	—
Total	$11,501	$16,393	$8,858

16. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees’ deferral rates will be increased to 6.0% unless their current rate is above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the years ended 2025, 2024, 2023.

The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$25,443	$20,255	$18,264
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

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Profit sharing bonus plan	$12,851	$19,948	$24,590
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

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Medical premium payments	$25,141	$18,471	$14,759
Health saving account contributions	11,711	9,248	4,961
17. Earnings Per Share
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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2025	2024	2023
Numerator:	(in thousands, except share and per share data)
Net income	$107,593	$168,559	$177,623
Denominator:
Basic weighted average shares	81,529,140	81,473,131	81,156,114
Effect of dilutive shares related to stock based compensation[1]	1,576,398	2,109,206	1,972,380
Effect of dilutive shares related to contingent consideration[2]	—	47,165	166,796
Diluted weighted average shares	83,105,538	83,629,502	83,295,290
Earnings per share:
Basic	$1.32	$2.07	$2.19
Diluted	$1.29	$2.02	$2.13
Anti-dilutive shares:
Shares	523,387	235,188	314,108
1 Dilutive shares related to stock options, restricted stock, PSUs and Key Employee Awards (Note 15)
2 Dilutive shares related to contingent shares issued to the former owners of BASX (Note 18)
18.  Stockholders' Equity
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
[3] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board. As of December 31, 2025, approximately $30 million of shares have been repurchased, and approximately $70.0 million remains under the current board authorization.

The Company repurchases shares of AAON, Inc. stock related to the LTIP Plans (Note 15) at current market prices.
Our repurchase activity is as follows:

	2025			2024			2023
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	371,139	$29,992	$80.81	1,353,564	$100,034	$73.90	402,873	$25,009	$62.08
LTIP Shares	98,134	9,730	99.15	92,444	8,037	86.94	21,904	1,302	59.44
Total	469,273	$39,722	$84.65	1,446,008	$108,071	$74.74	424,777	$26,311	$61.94
1 Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.

Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent cash dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date	Record Date	Payment Date	per Share	per Share
March 1, 2023	March 13, 2023	March 31, 2023	$0.08	$0.32
May 18, 2023	June 9, 2023	June 30, 2023	$0.08	$0.32
August 18, 2023	September 8, 2023	September 29, 2023	$0.08	$0.32
November 10, 2023	November 29, 2023	December 18, 2023	$0.08	$0.32
March 5, 2024	March 18, 2024	March 29, 2024	$0.08	$0.32
May 24, 2024	June 7, 2024	June 28, 2024	$0.08	$0.32
August 15, 2024	September 6, 2024	September 27, 2024	$0.08	$0.32
November 13, 2024	November 29, 2024	December 19, 2024	$0.08	$0.32
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
November 10, 2025	November 26, 2025	December 18, 2025	$0.10	$0.40
We paid cash dividends of $32.6 million, $26.1 million, and $26.4 million in 2025, 2024, and 2023, respectively.
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

19.  New Markets Tax Credit
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
This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2019 Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2019 Investor’s interest of $7.5 million is recorded as short-term debt on the consolidated balance sheets. The Company incurred approximately $0.3 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
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
2024 New Markets Tax Credit
On February 27, 2024, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2024 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2024 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in real estate to facilitate 2023 Project. In connection with the 2024 NMTC transaction, the Company received a $15.5 million NMTC allocation for the 2024 Project and secured low interest financing and the potential for future debt forgiveness related to the expansion of its Longview, Texas facilities.
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
This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2024 Investor's interest of $3.9 million is recorded in new markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
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

20.  Commitments and Contingencies
Havtech Litigation
On January 24, 2022, on of the Company’s former independent sales representative firms, Havtech, LLC (and its affiliate, Havtech Parts Division, LLC, collectively “Plaintiffs”), filed a compliant (the “Complaint”) in the Circuit Court for Howard County, Maryland (Havtech, LLC, et al., v. AAON, Inc., et al.). The Complaint challenged the Company’s termination of its business relationship with Plaintiffs. The Company removed the action to the United States District Court for the District of Maryland (Northern Division) and moved to dismiss the Compliant. Plaintiffs’ First Amended Compliant (“First Amended Complaint”) was entered by the court on July 28, 2022. The First Amended Complaint asserts that the Company improperly terminated Plaintiffs and seeks damages alleged to be no less than $48.6 million, plus fees and costs. The Company filed its Answer to First Amended Complaint on January 31, 2023.
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
We are occasionally party to short-term, cancellable and occasionally non-cancellable, fixed-price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of December 31, 2025, except as noted below.

In 2023, the Company executed a five-year purchase commitment for refrigerants. In 2025 and 2024, the Company made payments of $5.6 million and $11.7 million on this contract, respectively. Estimated minimum future payments are $10.5 million, and $11.2 million for 2026 and 2027, respectively.
In 2025, the Company executed three one-year purchase commitments for raw materials. Estimated minimum future payments are $27.4 million for 2026. We had no other material contractual purchase obligations as of December 31, 2025.

21. New Accounting Pronouncements
Newly Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. We adopted this standard in the fourth quarter of 2025. Upon adoption, this ASU did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
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
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance provides a practical expedient that allows entities, when estimating expected credit losses on current accounts receivable and current contract assets, to assume that economic conditions as of the balance sheet date will not change over the remaining life of those assets. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted, and are required to be applied prospectively. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025‑06, Intangibles – Goodwill and Other – Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software. The new guidance modernizes and simplifies the accounting for internal‑use software, including eliminating the existing three‑stage (preliminary project, application development, and post‑implementation/operation) model, and introduces revised criteria for capitalization that better reflect current agile and iterative software development practices, including considerations for software with significant development uncertainty. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with various transition alternatives and early adoption permitted. We are currently evaluating the impact of this ASU on the Company’s financial statements and related disclosures and do not expect it to have a material impact.

In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The new guidance provides authoritative recognition, measurement, presentation, and disclosure requirements for government grants to business entities in the form of monetary assets or tangible nonmonetary assets, largely leveraging the recognition and measurement framework in IAS 20, and reduces diversity in practice that had arisen from analogies to other GAAP. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2028, including interim periods within those annual periods; for all other entities, the guidance is effective for annual periods beginning after December 15, 2029, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of this ASU on the Company’s financial statements and related disclosures and do not expect it to have a material impact.
22.  Related Parties
The following is a summary of transactions and balances with affiliates:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Sales to affiliates	$7,772	$9,709	$7,860
Payments to affiliates	1,418	1,632	1,476

	December 31,
	2025	2024
	(in thousands)
Due from affiliates	$335	$1,055
Due to affiliates	—	369
The nature of our related party transactions is as follows:
•The Company sells units to an entity managed by a board member’s immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third party products.
•The Company purchases some supplies from entities controlled by two of the Company’s board members and a member of the Company's executive management team.
•The Company periodically makes part sales and made payments to a board member related to a consulting agreement.
•The Company periodically rents space partially owned by a Director for various Company meetings. These transactions ceased in the fourth quarter of 2025.
•The Company leases flight time of an aircraft partially owned by our President and CEO.
23. Segments
The Company has determined that it has three reportable segments for financial reporting purposes.
AAON Oklahoma: AAON Oklahoma engineers, manufactures, and sells highly configurable HVAC systems, designs and manufactures controls solutions, and sells aftermarket parts to customers through retail part stores and online. AAON Oklahoma includes operations at the Company’s manufacturing facilities in Tulsa, Oklahoma; Memphis, Tennessee; and Parkville, Missouri, as well as two retail locations, the Norman Asbjornson Innovation Center (“NAIC”), and the Gary D. Fields Customer Exploration Center.
The NAIC is a world-class research and development laboratory accredited by the Air Movement and Control Association International, Inc. ("AMCA"), where our products are continuously tested under extreme environmental conditions to ensure optimal performance, efficiency, and value. The Gary D. Fields Customer Exploration Center showcases the engineering, design attributes, and premium build quality of our equipment alongside market alternatives.
AAON Coil Products: AAON Coil Products engineers and manufactures and sells semi-custom and custom HVAC systems as well as heating and cooling coils for use in HVAC systems, primarily for AAON Oklahoma, AAON Coil Products, and BASX. AAON Coil Products operates from our Longview, Texas manufacturing facilities, which also produce BASX-branded products.

BASX: BASX engineers, manufactures, and sells a wide range of custom, high-performance cooling solutions for the rapidly growing hyperscale data center market; ventilation solutions for cleanroom environments in the biopharmaceutical, semiconductor, medical, and agricultural sectors; and highly customized air handlers and modular solutions for a variety of markets. BASX operates from our manufacturing facilities in Redmond, Oregon, with additional support from facilities in Memphis, Tennessee, and Longview, Texas.
The Company’s chief decision maker (“CODM”), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment’s net sales, cost of sales, and gross profit directly attributable to our segments. The CODM does not evaluate operating segments using asset or liability information.
Due to the integrated nature of our Company as well as the increasing production of both AAON and BASX- branded products across different segments, other costs and expenses, such as selling, general and administrative including corporate expense, are evaluated and resources allocated at a consolidated level.
The following table summarizes certain financial data related to our segments and significant segment expenses and other segment items regularly reviewed by our CODM. During the fourth quarter of 2025, the Company modified sales of coils from AAON Coil Products to AAON Oklahoma to show at cost to be consistent with our other intercompany sales between segments. The revised methodology is intended to better reflect the manner in which the CODM evaluates segment performance and makes resource allocation decisions. As a result of this change, prior period segment results have been recast to conform to the current period presentation. The change did not affect consolidated net sales, cost of sales or gross profit. The cost of sales and gross profit amounts shown below are presented after elimination entries.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
AAON Oklahoma
External sales	$801,209	$858,711	$897,919
Inter-segment sales	48,198	6,336	4,324
Eliminations	(48,198)	(6,336)	(4,324)
Net sales	801,209	858,711	897,919
Cost of sales[1]	569,121	538,124	566,513
Gross profit	232,088	320,587	331,406
AAON Coil Products
External sales	$325,353	$143,871	$112,320
Inter-segment sales	16,005	20,192	27,492
Eliminations	(16,005)	(20,192)	(27,492)
Net sales	325,353	143,871	112,320
Cost of sales[1]	255,681	116,287	94,335
Gross profit	69,672	27,584	17,985
BASX
External sales	$315,514	$198,053	$158,279
Inter-segment sales	502	666	1,480
Eliminations	(502)	(666)	(1,480)
Net sales	315,514	198,053	158,279
Cost of sales[1]	231,550	149,115	108,650
Gross profit	83,964	48,938	49,629
Consolidated gross profit	$385,724	$397,109	$399,020
1 Presented after intercompany eliminations.

The reconciliation between consolidated gross profit to consolidated income from operations is as follows:

Consolidated gross profit	$385,724	$397,109	$399,020
Less: Selling, general and administrative expenses	239,480	188,014	171,539
Add: gain on disposal of assets	4	23	13
Consolidated income from operations	$146,248	$209,118	$227,494
The following table presents long-lived assets by reportable segment, which includes property and equipment, net and operating lease assets:

	December 31,
	2025	2024
Long-lived assets	(in thousands)
AAON Oklahoma	$400,316	$321,597
AAON Coil Products	157,752	122,515
BASX	91,182	81,680
Total long-lived assets	$649,250	$525,792

The following table presents intangible assets and goodwill, net, by reportable segment:

	December 31,
	2025	2024
Intangible assets and goodwill	(in thousands)
AAON Oklahoma	$25,600	$22,966
AAON Coil Products	4,235	—
BASX	135,964	137,186
Total intangible assets and goodwill	$165,799	$160,152

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
(a)  Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.
Based upon the evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at December 31, 2025, to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
In making our assessment of internal control over financial reporting, management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Based on our assessment, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.
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

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AAON, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 2, 2026 expressed an unqualified opinion on those financial statements.
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
March 2, 2026
Item 9B.  Other Information.
Rule 10b5-1 Trading Arrangements

The following table describes contracts, instructions or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement

Rebecca A. Thompson	December 13, 2024	Terminated December 31, 2025	91,500
Chief Financial Officer & Treasurer	December 16, 2025	March 16, 2027	41,565

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 12, 2026.
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
Item 11.  Executive Compensation.
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held on May 12, 2026.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 and Item 201(d) of Regulation S-K is incorporated by reference to the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 12, 2026.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item 407 of Regulation S-K is incorporated by reference in our definitive proxy statement relating to our annual meeting of stockholders scheduled to be held May 12, 2026.
Our Code of Conduct guides the Board of Directors in its actions and deliberations with respect to related party transactions. Under the Code, conflicts of interest, including any involving the directors or any Named Officers, are prohibited except under any guidelines approved by the Board of Directors. Only the Board of Directors may waive a provision of the Code of Conduct for a director or a Named Officer, and only then in compliance with all applicable laws, rules and regulations. We have not entered into any new material related party transactions and have no preexisting material related party transactions in 2025, 2024, or 2023.

Item 14.  Principal Accountant Fees and Services.
This information is incorporated by reference in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders scheduled to be held May 12, 2026.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial statements.
	(1)	The consolidated financial statements and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.
	(2)	The consolidated financial statements other than those listed at item (a)(1) above have been omitted because they are not required under the related instructions or are not applicable.
	(3)	The exhibits listed at item (b) below are filed as part of, or incorporated by reference into, this Form 10-K.
(b)	Exhibits:
	(3)	(A)	Amended and Restated Articles of Incorporation (i)
		(B)	Amended and Restated Bylaws (ii)

	(4.1)		Amended and Restated Loan Agreement (dated November 24, 2021) and related documents (iii)

	(4.2)		First Amendment to the Amended and Restated Loan Agreement (dated May 27, 2022) and related documents (iv)

	(4.3)		Third Amendment to the Amended and Restated Loan Agreement (dated December 16, 2024) and related documents (v)

	(4.4)		Fourth Amendment to the Amended and Restated Loan Agreement (dated April 4, 2025) and related documents

	(4.5)		Fifth Amendment to the Amended and Restated Loan Agreement (dated May 29, 2025) and related documents (xii)

	(4.6)		Sixth Amendment to the Amended and Restated Loan Agreement (dated December 29, 2025) and related documents (xiii)

	(4.16)		Description of Securities

	(10.1)		AAON, Inc. 2007 Long-Term Incentive Plan, as amended (vi)

	(10.2)		AAON, Inc. 2016 Long-Term Incentive Plan (vii)

	(10.3)		AAON, Inc. 2024 Long-Term Incentive Plan (viii)

	(10.4)		Executive Severance Plan (adopted July 30, 2024) (ix)

	(19)		AAON Insider Trading Policy (adopted December 11, 2024)

	(21)		List of Subsidiaries

	(23)		Consent of Grant Thornton LLP

	(31.1)		Certification of CEO

	(31.2)		Certification of CFO

	(32.1)		Section 1350 Certification – CEO

	(32.2)		Section 1350 Certification – CFO

	(97.1)		Executive Officer Compensation Recovery Policy (x)

	(99.1)		Membership Interest Purchase Agreement - Acquisition of BASX, LLC (dated November 18, 2021) (xi)

	(101)	(INS)	Inline XBRL Instance Document

	(101)	(SCH)	Inline XBRL Taxonomy Extension Schema

	(101)	(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

	(101)	(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(101)	(LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101)	(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(104)		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

	(i)	Incorporated herein by reference to the exhibit to our Form 10-Q dated June 30, 2024.

	(ii)	Incorporated herein by reference to the exhibit to our Form 8-K dated March 9, 2023.

	(iii)	Incorporated herein by reference to exhibit to our Form 8-K dated November 24, 2021.

	(iv)	Incorporated herein by reference to the exhibits to our Form 8-K dated May 27, 2022.

	(v)	Incorporated herein by reference to the exhibits to our Form 8-K dated December 16, 2024.

	(vi)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-151915 dated June 24, 2008 and our Form S-8 Registration Statement No. 333-207737 dated November 2, 2015.

(vii)
Incorporated herein by reference to our Form S-8 Registration Statement No. 333-212863 dated August 2, 2016, our Form S-8 Registration Statement No. 333-226512 dated August 2, 2018, and our Form S-8 Registration Statement No. 333-241538 dated August 6, 2020.

	(viii)	Incorporated herein by reference to our Form S-8 Registration Statement No. 333-279594 dated May 21, 2024 and our Form S-8 POS Registration Statement No. 333-241538 dated June 25, 2024.

	(ix)	Incorporated herein by reference to the exhibit to our Form 8-K dated July 30, 2024.

	(x)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

	(xi)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

	(xii)	Incorporated herein by reference to the exhibits to our Form 8-K dated May 29, 2025.

	(xiii)	Incorporated herein by reference to the exhibits to our Form 8-K dated December 29, 2025.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AAON, INC.

Dated: March 2, 2026	By:	/s/ Matthew J. Tobolski
Matthew J. Tobolski Chief Executive Officer

Dated: March 2, 2026	By:	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	March 2, 2026	/s/ Matthew J. Tobolski
Matthew J. Tobolski Chief Executive Officer and Director (principal executive officer)

Dated:	March 2, 2026	/s/ Rebecca A. Thompson
Rebecca A. Thompson Chief Financial Officer (principal financial officer)

Dated:	March 2, 2026	/s/ Rebecca A. Thompson
Rebecca A. Thompson Principal Accounting Officer

Dated:	March 2, 2026	/s/ Norman H. Asbjornson
Norman H. Asbjornson Director

Dated:	March 2, 2026	/s/ Gary D. Fields
Gary D. Fields Director

Dated:	March 2, 2026	/s/ Angela E. Kouplen
Angela E. Kouplen Director

Dated:	March 2, 2026	/s/ Caron A. Lawhorn
Caron A. Lawhorn Director

Dated:	March 2, 2026	/s/ Stephen O. LeClair
Stephen O. LeClair Director

Dated:	March 2, 2026	/s/ A.H. McElroy II
A.H. McElroy II Director

Dated:	March 2, 2026	/s/ David R. Stewart
David R. Stewart Director

Dated:	March 2, 2026	/s/ Bruce Ware
Bruce Ware Director

Dated:	March 2, 2026	/s/ Luke A. Bomer
Luke A. Bomer Secretary