Form 10-Q
period 2026-03-31
AAON, INC.
filed 2026-05-07
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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

1

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
Yes ☐                      No ☑

As of May 5, 2026, registrant had outstanding a total of 81,911,710 shares of its $.004 par value Common Stock.
2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$13	$13
Restricted cash	1,087	1,226
Accounts receivable, net	290,161	314,387
Income tax receivable	19,691	27,445
Inventories, net	313,203	261,151
Contract assets, net	298,368	247,037
Prepaid expenses and other	21,177	17,921
Total current assets	943,700	869,180
Property, plant and equipment, net	654,857	631,262
Intangible assets, net and goodwill	171,913	165,799
Right of use assets	17,335	17,988
Other long-term assets	1,907	2,281
Total assets	$1,789,712	$1,686,510

Liabilities and Stockholders' Equity
Current liabilities:
Short-term obligations of NMTC[1]	7,535	7,535
Accounts payable	160,139	110,437
Accrued liabilities	136,731	132,213
Contract liabilities	55,229	80,670
Total current liabilities	359,634	330,855
Debt, long-term	425,154	398,320
Deferred tax liabilities	34,899	30,313
Other long-term liabilities	27,038	23,299
New markets tax credit obligations[1]	8,778	8,738
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized, 81,851,483 and 81,691,075 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	327	327
Additional paid-in capital	71,913	64,358
Retained earnings	861,969	830,300
Total stockholders' equity	934,209	894,985
Total liabilities and stockholders' equity	$1,789,712	$1,686,510
1 Held by variable interest entities (Note 18)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Net sales	$496,936	$322,054
Cost of sales	371,971	235,690
Gross profit	124,965	86,364
Selling, general and administrative expenses	67,906	51,293
Gain on disposal of assets	—	(40)
Income from operations	57,059	35,111
Interest expense	(5,055)	(2,802)
Other income, net	77	174
Income before taxes	$52,081	$32,483
Income tax provision	12,266	3,191
Net income	$39,815	$29,292
Earnings per share:
Basic EPS	$0.49	$0.36
Diluted EPS	$0.48	$0.35
Cash dividends declared per common share:	$0.10	$0.10
Weighted average shares outstanding:
Basic	81,756,604	81,472,351
Diluted	83,179,954	83,351,536
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders Equity
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at December 31, 2025	81,691	$327	$64,358	$830,300	$894,985
Net income	—	—	—	39,815	39,815
Stock options exercised and restricted stock awards granted	195	1	3,061	—	3,062
Share-based compensation	—	—	7,696	—	7,696
Stock repurchased and retired	(35)	(1)	(3,202)	—	(3,203)
Dividends	—	—	—	(8,146)	(8,146)
Balances at March 31, 2026	81,851	$327	$71,913	$861,969	$934,209

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at December 31, 2024	81,437	$326	$68,946	$755,310	$824,582
Net income	—	—	—	29,292	29,292
Stock options exercised and restricted stock awards granted	365	1	4,355	—	4,356
Share-based compensation	—	—	4,021	—	4,021
Stock repurchased and retired	(454)	(2)	(38,302)	—	(38,304)
Dividends	—	—	—	(8,095)	(8,095)
Balances at March 31, 2025	81,348	$325	$39,020	$776,507	$815,852

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities	(in thousands)
Net income	$39,815	$29,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	20,903	18,943
Amortization of debt issuance costs	40	52
Amortization of right of use assets	40	25
(Recoveries of) Provision for losses on accounts receivable, net of adjustments	(120)	88
Provision for excess and obsolete inventories, net of write-offs	701	57
Share-based compensation	7,696	4,021
Other	—	(45)
Deferred income taxes	4,586	5,976
Changes in assets and liabilities:
Accounts receivable	24,346	(17,631)
Income tax receivable	7,754	(3,323)
Inventories	(52,753)	(11,489)
Contract assets	(51,331)	(53,235)
Prepaid expenses and other long-term assets	(1,487)	(2,703)
Accounts payable	50,375	21,625
Contract liabilities	(25,441)	1,508
Extended warranties	4,387	37
Accrued liabilities and other long-term liabilities	4,483	(2,412)
Net cash provided by (used in) operating activities	33,994	(9,214)
Investing Activities
Capital expenditures	(45,127)	(46,723)
Grant proceeds received	1,650	—
Proceeds from sale of property, plant and equipment	—	40
Acquisition of intangible assets	(7,808)	(3,717)
Principal payments from note receivable	—	12
Net cash used in investing activities	(51,285)	(50,388)
Financing Activities
Borrowings of debt	252,867	235,925
Payments of debt	(226,033)	(138,411)
Payment related to financing costs	(1,395)	—
Stock options exercised	3,062	4,356
Repurchase of stock - open market	—	(31,536)
Repurchases of stock - LTIP plans (Note 17)	(3,203)	(6,768)
Cash dividends paid to stockholders	(8,146)	(8,095)
Net cash provided by financing activities	17,152	55,471
Net decrease in cash, cash equivalents, and restricted cash	(139)	(4,131)
Cash, cash equivalents, and restricted cash, beginning of period	1,239	6,514
Cash, cash equivalents, and restricted cash, end of period	$1,100	$2,383

 The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
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
These financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2025, is derived from audited consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. Certain disclosures have been condensed in or omitted from these consolidated financial statements. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. All intercompany balances and transactions have been eliminated in consolidation.
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
Accounting Policies
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of the items. The carrying amount of the Company’s debt, and other payables, approximates their fair values either due to their short-term nature, the variable rates associated with the debt or based on current rates offered to the Company for debt with similar characteristics.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill at March 31, 2026, is expected to be tax deductible in future periods. Indefinite-lived intangible assets consist of trademarks and trade names. Goodwill and indefinite-lived intangible assets are not amortized but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. ASUs not listed or included within the Company's Annual Report on Form 10-K for the year ended December 31, 2025, were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements and notes thereto.
2. Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 21) by major product brand, net of intercompany sales eliminations.

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products

	Three Months Ended March 31, 2026
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$243,967	$24,384	$—	$268,351
BASX-branded Products	—	93,227	135,358	228,585
Total	$243,967	$117,611	$135,358	$496,936

	Three Months Ended March 31, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$161,838	$27,655	$—	$189,493
BASX-branded Products	—	66,368	66,193	132,561
Total	$161,838	$94,023	$66,193	$322,054

Aftermarket part sales (included in the AAON Product sales above) were $17.0 million and $15.2 million for the three months ended March 31, 2026 and 2025, respectively.
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
Contract costs include direct materials, direct labor, installation, freight and delivery, commissions and royalties. Other costs not related to contract performance, such as indirect labor and materials, small tools and supplies, operating expenses, field rework and back charges are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are estimated and recognized by the Company throughout the life of the contract. The aggregate of costs incurred, and income recognized on uncompleted contracts in excess of billings is shown as a contract asset within our consolidated balance sheets, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a contract liability within our consolidated balance sheets.
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
Representatives and Third-Party Products
We are responsible for billings and collections resulting from all sales transactions, including those initiated by our independent manufacturer representatives (“Representatives”). Representatives are national companies that are in the business of providing heating, ventilation, and air conditioning (“HVAC”) units and other related products and services to customers. The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order. These other related products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third Party Products”). All are associated with the purchase of an HVAC unit but may be provided by the Representative or another third party. Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order. We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. The Company is considered the principal for the equipment we design and manufacture and records that revenue gross. The Company has no control over the Third Party Products to the end customer and the Company is under no obligation related to the Third-Party Products. Amounts related to Third-Party Products are not recognized as revenue but are recorded as a liability and are included in accrued liabilities on the consolidated balance sheets.
The Representatives’ fee and Third-Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $17.2 million and $12.7 million for the three months ended March 31, 2026 and 2025, respectively.
3. Contract Assets and Liabilities
Opening and closing balances of contract assets and contract liabilities are as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Contract assets	$298,967	$247,635
Less: Allowance for credit losses	599	598
Contract assets, net	298,368	247,037

Contract liabilities	(55,229)	(80,670)
Total, net	$243,139	$166,367

Costs and estimated earnings on uncompleted contracts and related billings are as follows:

	March 31, 2026	March 31, 2025
	(in thousands)
Costs incurred on uncompleted contracts	$377,167	$157,050
Estimated earnings	315,685	119,699
Total	692,852	276,749

Less: Contract billings to date	464,125	111,891
Less: Allowance for credit losses	599	399
Plus: Completed contracts, unbilled	15,011	7,776
Total, net	$243,139	$172,235
Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period for the three months ended March 31, 2026 and 2025 was $36.2 million and $1.6 million.
Typically, we expect to satisfy performance obligations relating to contracts within one year or less, however, timing of performance obligations can vary from timing of payment, production scheduling and timing of customer installation requirements. Increases in contract assets are mainly due to the increased production and increased demand for our BASX-branded products.
4. Leases
The Company has lease arrangements for certain administrative, manufacturing and warehousing facilities and equipment. Lease expiration dates, including expected renewal options, range from January 2029 to April 2033, with the weighted average remaining term being 6.0 years. The discount rates used to calculate the present value of lease payments range from 1.3% to 6.6% as of March 31, 2026. All leases are classified as operating leases.

		March 31, 2026	December 31, 2025
		(in thousands)
Right-of-use assets	Right of use assets	$17,335	$17,988
Current lease liability	Accrued liabilities	3,353	3,262
Noncurrent lease liability	Other long-term liabilities	14,825	15,529
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
In July 2023, the Company entered into a lease agreement with a start date of September 2023 for land and approximately 72,000 square feet of facilities in Redmond, Oregon to support our manufacturing operations. The lease term will expire November 2033 with additional renewal options.
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

Total future lease payments as of March 31, 2026, are as follows:

(in thousands)
2026	$3,210
2027	4,248
2028	4,103
2029	2,477
2030	2,225
Thereafter	5,013
Total minimum lease obligations	$21,276
Less: present value of minimum lease payments	3,098
Less: current portion	3,353
Lease obligations, long-term	$14,825

5. Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Accounts receivable	$291,349	$315,695
Less: Allowance for credit losses	1,188	1,308
Total, net	$290,161	$314,387

	Three Months Ended March 31,
	2026	2025
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$1,308	$1,038
Provisions for expected credit losses, net of adjustments	(48)	98
Accounts receivable recoveries (write offs)	(72)	(10)
Balance, end of period	$1,188	$1,126
6. Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Raw materials	$317,255	$265,427
Work in process	1,482	475
Finished goods	511	593
Total, gross	319,248	266,495
Less: Allowance for excess and obsolete inventories	6,045	5,344
Total, net	$313,203	$261,151

	Three Months Ended March 31,
	2026	2025
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$5,344	$5,192
Provision for excess and obsolete inventories	753	398
Inventories written off	(52)	(341)
Balance, end of period	$6,045	$5,249
7. Property, Plant and Equipment
Our property, plant and equipment consist of the following:

	March 31, 2026	December 31, 2025
Property, plant and equipment:	(in thousands)
Land	$17,148	$17,148
Buildings	369,366	366,919
Machinery & equipment	581,794	555,801
Furniture and fixtures	67,041	63,909
Total property, plant and equipment	1,035,349	1,003,777
Less: Accumulated depreciation	380,492	372,515
Property, plant and equipment, net	$654,857	$631,262
Depreciation expense is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Depreciation expense	$19,361	$16,868

8. Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	March 31, 2026	December 31, 2025
Definite-lived intangible assets	(in thousands)
Intellectual property	$11,750	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	43,158	34,802
Less: Accumulated amortization	27,005	25,463
Definite-lived intangible assets, net	75,450	69,336

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$90,021	$83,907

Amortization expense is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Amortization expense	$1,542	$2,075

The weighted-average amortization period for definite-lived intangible assets are as follows as of March 31, 2026:

(in years)
Intellectual property	17.5
Customer relationships	9.7
Capitalized internal-use software	9.7
Definite-lived intangible assets	10.7
Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2026	$4,615
2027	6,096
2028	5,531
2029	5,149
2030	4,221
Thereafter	25,331
Total future amortization expense	50,943
Internal-use software projects in process	24,507
Total	$75,450

Goodwill
The changes in the carrying amount of goodwill were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Balance, beginning of period	$81,892	$81,892
Decreases due to acquisition adjustments	—	—
Balance, end of period	$81,892	$81,892
9. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures:	(in thousands)
Interest paid	$4,929	$2,513
Operating activities - other:
Gain on disposal of assets	$—	$(40)
Foreign currency transaction gain	—	(1)
Interest loss on note receivable	—	(4)
Total, other	$—	$(45)

Non-cash investing and financing activities:
Non-cash capital expenditures	$(673)	$10,885
Income taxes paid (net of refund) during the three months ended March 31, 2026 and 2025, disaggregated by jurisdiction:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
U.S. Federal	$(104)	$—
Minnesota	50	—
New York	—	270
Pennsylvania	82	91
Virginia	—	22
Other States	—	155
Total	$28	$538
Jurisdictions where income taxes paid were equal to or exceeded 5% of total income taxes paid are disclosed individually.
10. Warranties
The Company has product warranties with various terms, from one year from the date of first use or 18 months for parts, data center cooling solutions, and cleanroom systems to 25 years for certain heat exchangers. The Company has an obligation to replace parts if conditions under the warranty are met. A provision is made for estimated warranty costs at the time the related products are sold based upon the warranty period, historical trends, new products, and any known identifiable warranty issues.

Changes in the warranty accrual are as follows:

	Three Months Ended March 31,
	2026	2025
Warranty accrual:	(in thousands)
Balance, beginning of period	$29,965	$24,341
Payments made	(4,431)	(3,942)
Warranty expense	5,913	3,211
Balance, end of period	$31,447	$23,610

Warranty expense by reportable segment (Note 21) is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
AAON Oklahoma	$4,472	$2,167
AAON Coil Products	1,214	399
BASX	227	645
Total	$5,913	$3,211
11. Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Warranty	$31,447	$29,965
Due to representatives	35,299	30,453
Payroll	26,826	22,238
Profit sharing	5,671	3,581
Workers' compensation	296	279
Medical self-insurance	3,420	4,844
Customer prepayments	2,106	6,856
Donations	—	57
Employee vacation time	16,586	15,408
Extended warranties, ST	3,309	3,365
Operating lease liability ST	3,353	3,262
Property tax	1,885	143
Other	6,533	11,762
Total	$136,731	$132,213
Other long-term liabilities were comprised of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Lease liability	$14,825	$15,529
Extended warranties	12,213	7,770
Total	$27,038	$23,299

12. Debt
On December 16, 2024, we entered into the Third Amendment to the Amended and Restated Loan Agreement dated November 24, 2021, to include an $80.0 million term loan payable in equal monthly installments, plus interest, over 60 months, expiring December 16, 2029. The agreement provided for a $200.0 million revolving credit facility and an option to increase the maximum borrowings to $300.0 million. In April 2025, we entered into the Fourth Amendment to the Amended and Restated Loan Agreement dated November 24, 2021, to increase our available Revolver to $230.0 million, an increase of $30.0 million, to fund our additional working capital needs.
On May 29, 2025, we entered into the Fifth Amendment to the Amended and Restated Loan Agreement dated November 24, 2021, whereby the remaining balance of the term loan, approximately $72.0 million, was rolled into the amended Revolving Loan (“Amended Revolver”), the capacity of which was increased to $500.0 million from $230.0 million.
On December 29, 2025, we entered into the Sixth Amendment to the Amended and Restated Loan Agreement (as amended, “Amended Loan Agreement”). The terms of the Amendment increased the amount of the borrowing capacity on the Amended Revolver to $600.0 million from $500.0 million by exercising the $100.0 million accordion feature. The Amended Revolver is prepayable without penalty and expires on May 27, 2030.
Revolver

	March 31, 2026	December 31, 2025
	(in thousands)
Total Revolver Commitment	$600,000	$600,000
Less: Revolver borrowings outstanding	425,154	398,320
Less: Standby letters of credit	1,308	654
Borrowings available under the Revolver	$173,538	$201,026
Interest Rates
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate (“SOFR”) plus the applicable margin, with a 10-basis point credit spread adjustment.
Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company’s leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company’s leverage ratio.
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the three months ended March 31, 2026 and 2025, respectively.
Weighted average interest rate of our borrowings outstanding is as follows:

	Three Months Ended March 31,
	2026	2025
Revolver	5.3%	5.6%
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
Debt Covenants
At March 31, 2026, we were in compliance with our financial covenants as defined by the Amended Loan Agreement. These covenants included a financial covenant that we meet certain parameters related to our leverage ratio. At March 31, 2026, our leverage ratio was 1.71 to 1.0, which meets the requirement of not being above 3 to 1.

13. Income Taxes
Income Tax Provision (Benefit)
The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Current Federal	$5,234	$(2,032)
Current State	2,446	(753)
Deferred Federal	5,983	4,610
Deferred State	(1,397)	$1,366
Income tax provision	$12,266	$3,191
The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate before the provision for income taxes.
Rate Reconciliation
The following table reconciles the U.S federal statutory income tax rate to the Company’s effective income tax rate for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
	(in thousands)		(in thousands)
Federal statutory rate	$10,962	21.0%	$6,821	21.0%
State income taxes, net of Federal benefit	2,461	4.7%	1,759	5.4%
State tax credits	(499)	(1.0)%	(236)	(0.7)%
Changes in tax laws in current period	88	0.2%	—	—%
Excess tax benefits related to
share-based compensation (Note 15)	(803)	(1.5)%	(7,164)	(22.1)%
Work opportunity tax credit	—	—	(53)	(0.2)%
Non-deductible executive compensation	791	1.5%	2,313	7.1%
Research and development tax credits	(525)	(1.0)%	(775)	(2.4)%
Other	(209)	(0.3)%	526	1.7%
Effective tax rate	12,266	23.6%	3,191	9.8%
The Company’s effective tax rate differs from the statutory rate primarily due to the excess tax benefits of stock transactions and state taxes. Pretax income is all domestic and there are no foreign income effects. No state jurisdictions individually meet the 5% disaggregation threshold. State taxes in Oregon, Oklahoma, Virginia, and Pennsylvania for the three months ended March 31, 2026, and state taxes in Oregon, Indiana, and Pennsylvania for the three months ended March 31, 2025, contributed to the majority (greater than 50%) of the tax effect in the state and local income tax category.

The Company’s estimated annual 2026 effective tax rate, excluding discrete events, is approximately 25.0%. We file income tax returns in the U.S., state and foreign income tax jurisdictions. We are subject to U.S. income tax examinations for the tax years 2023 to present, and to non-U.S. income tax examinations for the tax years 2022 to present. In addition, we are subject to state and local income tax examinations for tax years 2022 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.

Tax Law Changes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant amendments to the Internal Revenue Code. In accordance with ASC 740, Income Taxes, the Company recognized the tax effects of the enacted legislation in the period that includes the enactment date.
Impact of Tax Law Changes
The Company measured the effects of the tax law change using the enactment date approach, with a measurement date of June 30, 2025, from the Q2 2025 tax provision calculation as the closest date of measurement for deferred and current values. The measurement resulted in an increase in DTLs of $35.4 million, a decrease in current income tax payable of $36.2 million, and an increase in provision expense of $0.8 million due to the bonus depreciation change effect on Texas Franchise tax and the reduced R&D Tax Credit allowed with the §174A change. Significant provisions of OBBBA affecting the Company include:
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
The impact of OBBBA enactment increased the Company’s effective tax rate by 0.7% for the year ended December 31, 2025. Effective January 1, 2026, the OBBBA enacted a 1% charitable contribution floor. The Company has included this permanent difference in the Q1 tax provision calculation, and the change increased the Company’s effective tax rate by 0.1% for the three months ended March 31, 2026.
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
The Company recorded deferred tax assets of $12.0 million (Federal) and $1.1 million (State) related to these NOL carryforwards as of December 31, 2025. As of March 31, 2026, the deferred tax asset balances are $3.6 million (Federal) and $0.5 million (State), considering usage of the NOL’s in the first quarter of 2026. Management has evaluated the positive and negative evidence in assessing the need for a valuation allowance (historical operating results, cumulative losses in recent years, and projected future taxable income) and we believe it is more likely than not that we will recognize the deferred tax assets in tax year 2026.

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
Under the 2024 Plan and previously under the 2016 Plan (collectively, the “LTIP Plans”), shares can be granted in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalent rights, and other awards. Under the LTIP Plans, the exercise price of shares granted may not be less than 100% of the fair market value at the date of the grant. The LTIP Plans are administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as is designated by the Board of Directors (the “Committee”). Membership on the Committee is limited to independent directors. The Committee may delegate certain duties to one or more officers of the Company as provided in the LTIP Plans. The Committee determines the persons to whom awards are to be made, determines the type, size and terms of awards, interprets the LTIP Plans, establishes and revises rules and regulations relating to the LTIP Plans and makes any other determinations that it is necessary for the administration of the LTIP Plans.
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2026 and 2025 using a Black Scholes-Merton Model:

	Three Months Ended March 31,
	2026	2025
Senior Leadership[1]:
Expected (annual) dividend rate	$0.40	$0.40
Expected volatility	45.53%	38.81%
Risk-free interest rate	3.72%	3.98%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.40	$0.40
Expected volatility	47.23%	42.39%
Risk-free interest rate	3.64%	3.92%
Expected life (in years)	3.0	3.0
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

The following is a summary of stock options vested and exercisable as of March 31, 2026:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
17.65	-	27.58	963,308	2.45	$26.17	$54,508
29.29	-	37.07	594,424	4.55	31.58	30,418
37.09	-	140.75	750,507	6.94	65.12	13,303
		Total	2,308,239	4.45	$40.22	$98,229
A summary of option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	2,837,113	$47.21
Granted	741,558	91.33
Exercised	(68,551)	44.67
Forfeited or Expired	(20,417)	82.27
Outstanding at March 31, 2026	3,489,703	$56.43
Exercisable at March 31, 2026	2,308,239	$40.22
The total pre-tax compensation cost related to unvested stock options not yet recognized as of March 31, 2026, is $31.3 million and is expected to be recognized over a weighted average period of 2.6 years.
The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025, was $3.5 million and $13.1 million, respectively. The cash received from options exercised during the three months ended March 31, 2026 and 2025, was $3.1 million and $4.4 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends. At March 31, 2026, unrecognized compensation cost related to unvested restricted stock awards was approximately $11.6 million which is expected to be recognized over a weighted average period of 2.5 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	139,708	$80.36
Granted	84,039	90.21
Vested	(48,368)	73.83
Forfeited	(2,224)	81.29
Unvested at March 31, 2026	173,155	$86.94

PSUs
We have awarded PSUs to certain officers and employees under our LTIP Plans. Unlike our restricted stock awards, these PSUs are not considered legally outstanding and do not accrue dividends during the vesting period. These PSUs vest based on the level of achievement with respect to the Company's total shareholder return (“TSR”) benchmarked against similar companies included in the capital goods sector of the S&P 400 and S&P 600 building products industry. The TSR measurement period is three years. At the end of the measurement period, each award will be converted into AAON common stock at 0% to 200% of the PSUs held, depending on overall TSR as compared to the S&P 400 and S&P 600 building products industry.
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of March 31, 2026, is $8.7 million and is expected to be recognized over a weighted average period of approximately 2.3 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the three months ended March 31, 2026 and 2025, using a Monte Carlo Model:

	Three Months Ended March 31,
	2026	2025
Expected (annual) dividend rate	$0.40	$0.40
Expected volatility	48.04%	41.91%
Risk-free interest rate	3.64%	3.92%
Expected life (in years)	2.8	2.8
The expected term of the PSUs is based on their remaining performance period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over time periods equal to the expected life at grant date.

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	144,760	$88.31
Granted	51,457	132.00
Payout adjustment[1]	(8,998)	84.42
Vested	(44,471)	84.42
Forfeited	(2,034)	92.17
Unvested at March 31, 2026 [2]	140,714	$105.71
1 PSU payout adjustment based on a 83.2% achievement at December 31, 2025 for awards vesting in 2026.
2 Consists of 43,732 PSUs cliff vesting in 2027, 45,846 PSUs cliff vesting in 2028, and 51,136 PSUs cliff vesting in 2029.
Summary of Share-based Compensation
A summary of share-based compensation is as follows:

	Three Months Ended March 31,
	2026	2025
Grant date fair value of awards during the period:	(in thousands)
Options	$24,469	$10,473
PSUs	6,857	2,703
Restricted stock	7,581	5,206
Total	$38,907	$18,382

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense:	(in thousands)
Options	$4,250	$1,879
PSUs	1,438	1,017
Restricted stock	2,008	1,125
Total	$7,696	$4,021

	Three Months Ended March 31,
	2026	2025
Income tax benefit related to share-based compensation	(in thousands)
Options	$674	$3,157
PSUs	(66)	3,472
Restricted stock	195	535
Total	$803	$7,164

15. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees’ deferral rates will be increased to 6.0% unless their current rate is above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the three months ended March 31, 2026 and 2025.
The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$7,461	$6,022
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Profit sharing bonus plan	$5,680	$3,297
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Medical premium payments	$5,607	$5,835
Health saving account contributions	4,471	3,010
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Numerator:	(in thousands, except share and per share data)
Net income	$39,815	$29,292
Denominator:
Basic weighted average shares	81,756,604	81,472,351
Effect of dilutive shares related to stock based compensation[1]	1,423,350	1,879,185
Diluted weighted average shares	83,179,954	83,351,536
Earnings per share:
Basic	$0.49	$0.36
Diluted	$0.48	$0.35
Anti-dilutive shares:
Shares	648,657	108,254
1 Dilutive shares related to stock options, restricted stock, and PSUs (Note 14)
17.  Stockholders' Equity
Stock Repurchases
The Board has authorized one active stock repurchase program for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
Our authorized open market repurchase programs during the periods are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
February 25, 2025	$100 million	**[1]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board. As of March 31, 2026, approximately $30 million of shares have been repurchased, and approximately $70.0 million remains under the current board authorization.

The Company repurchases shares of AAON, Inc. stock related to the LTIP Plans (Note 14) at current market prices.
Our repurchase activity is as follows:

	Three Months Ended March 31,
	2026			2025
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	371,139	$29,992	$80.81
LTIP Shares	34,568	3,203	92.66	82,664	8,312	100.55
Total	34,568	$3,203	$92.66	453,803	$38,304	$84.41
1 Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.
Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date	Record Date	Payment Date	per Share	per Share
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
November 10, 2025	November 26, 2025	December 18, 2025	$0.10	$0.40
March 5, 2026	March 18, 2026	March 30, 2026	$0.10	$0.40

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
2026 New Markets Tax Credit
On April 16, 2026 the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2026 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2026 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in our Memphis, TN facility. In connection with the 2026 NMTC transaction, the Company received a $50.5 million NMTC allocation for the 2026 Project and secured low interest financing and the potential for future debt forgiveness related to the 2026 Project.
Upon closing of the 2026 NMTC transaction, the Company provided an aggregate of approximately $35.2 million to the 2026 Investor, in the form of a loan receivable, with a term of 27 years, bearing an interest rate of 1.2%. This $35.2 million in proceeds plus capital contributed from the 2026 Investor was used to make an aggregate $48.2 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The net proceeds from the closing of the 2026 NMTC were $12.9 million.
This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt.
The 2019 Investor, 2023 Investor, 2024 Investor and 2026 Investor are each subject to 100 percent recapture of the 2019, 2023, 2024 and 2026 NMTC, respectively, it receives for a period of seven years, as provided in the Internal Revenue Code and applicable U.S. Treasury regulations in the event that the financing facility of the Borrower under the transaction (AAON Coil Products for the 2019, 2023 and 2024 transaction and a portion of the business of AAON Oklahoma for the 2026 transaction) becomes ineligible for NMTC treatment per the Internal Revenue Code requirements. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements. Noncompliance with applicable requirements could result in the Investors' projected tax benefits not being realized and, therefore, require the Company to indemnify the Investor for any loss or recapture of the NMTC related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with any of these financing arrangements.
The Investors and their majority-owned community development entity are considered VIEs and the Company is the primary beneficiary of the VIEs. Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the 2019 NMTC, 2023 NMTC, 2024 NMTC arrangements or 2026 NMTC arrangements, respectively.
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
We are occasionally party to cancellable and occasionally non-cancellable, fixed-price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of March 31, 2026, except as noted below.

In 2023, the Company executed a five-year purchase commitment for refrigerants. For the three months ended March 31, 2026 and 2025, the Company made payments of $3.2 million and $0.6 million on this contract, respectively. Estimated minimum future payments are $7.3 million, and $11.2 million for 2026 and 2027, respectively.
In 2025, the Company executed three, one-year purchase commitments for raw materials. Estimated minimum future payments are $23.3 million for 2026. We had no other material contractual purchase obligations as of March 31, 2026.

20.  Related Parties
The following is a summary of transactions and balances with affiliates:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Sales to affiliates	$2,603	$1,095
Payments to affiliates	164	509

	March 31, 2026	December 31, 2025
	(in thousands)
Due from affiliates	$1,273	$335
Due to affiliates	2	—

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
•The Company periodically makes part sales to a board member.
•The Company periodically rents space partially owned by a board member for various Company meetings. These transactions ceased in the fourth quarter of 2025.
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

The following table summarizes certain financial data related to our segments and significant segment expenses and other segment items regularly reviewed by our CODM. During the fourth quarter of 2025, the Company modified the reporting of sales of coils from AAON Coil Products to AAON Oklahoma to report at cost to be consistent with our other intercompany sales between segments. The revised methodology is intended to better reflect the manner in which the CODM evaluates segment performance and makes resource allocation decisions. As a result of this change, prior period segment results have been recast to conform to the current period presentation. The change did not affect consolidated net sales, cost of sales or gross profit. The cost of sales and gross profit amounts shown below are presented after elimination entries.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
AAON Oklahoma
External sales	$243,967	$161,838
Inter-segment sales	44,509	3,839
Eliminations	(44,509)	(3,839)
Net sales	243,967	161,838
Cost of sales[1]	179,695	121,238
Gross profit	64,272	40,600
AAON Coil Products
External sales	$117,611	$94,023
Inter-segment sales	6,818	3,579
Eliminations	(6,818)	(3,579)
Net sales	117,611	94,023
Cost of sales[1]	89,309	64,165
Gross profit	28,302	29,858
BASX
External sales	$135,358	$66,193
Inter-segment sales	(2)	43
Eliminations	2	(43)
Net sales	135,358	66,193
Cost of sales[1]	102,967	50,287
Gross profit	32,391	15,906
Consolidated gross profit	$124,965	$86,364
1 Presented after intercompany eliminations.

The reconciliation between consolidated gross profit to consolidated income from operations is as follows:

Consolidated gross profit	$124,965	$86,364
Less: Selling, general and administrative expenses	67,906	51,293
Add: gain on disposal of assets	—	(40)
Consolidated income from operations	$57,059	$35,111

The following table presents long-lived assets by reportable segment, which includes property and equipment, net and operating lease assets:

	March 31, 2026	December 31, 2025
Long-lived assets	(in thousands)
AAON Oklahoma	$422,203	$400,316
AAON Coil Products	157,657	157,752
BASX	92,332	91,182
Total long-lived assets	$672,192	$649,250

The following table presents intangible assets and goodwill, net, by reportable segment:

	March 31, 2026	December 31, 2025
Intangible assets and goodwill	(in thousands)
AAON Oklahoma	$32,610	$25,600
AAON Coil Products	4,159	4,235
BASX	135,144	135,964
Total intangible assets and goodwill	$171,913	$165,799

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
This discussion contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the SEC or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
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
Foreign sales were approximately $11.2 million for the three months ended March 31, 2026, as compared to $11.3 million for the three months ended March 31, 2025.
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
The price levels of our raw materials fluctuate due to various economic factors within the U.S. and global economy. At March 31, 2026, the price for copper and aluminum increased by approximately 7.1% and 18.8%, respectively, while stainless steel and galvanized steel decreased approximately 11.6% and 3.5%, respectively.
We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.
We occasionally increase the price of our products to help offset any inflationary headwinds. In recent years, price increases have been more frequent due to the amount of inflation the business has endured. On January 1, 2025, we implemented a 3.0% price increase for AAON-branded products. On April 1, 2025, we implemented a 6.0% surcharge on all AAON-branded products as a result of the uncertainty of international tariffs. BASX-branded products are priced by job and in most cases, provide the ability to increase the price if the order is outside normal lead times.
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

Backlog

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products
The following table shows our historical backlog levels:

	March 31, 2026	December 31, 2025	March 31, 2025
	(in thousands)
AAON-branded Products	$509,806	$526,350	$403,863
BASX-branded Products	1,619,649	1,302,145	623,006
Total Backlog	$2,129,455	$1,828,495	$1,026,869
At March 31, 2026, our consolidated backlog is $2,129.5 million, an increase of 107.4%, or $1,102.6 million, as compared to March 31, 2025. Backlog was up from a year ago for both AAON-branded products and BASX-branded products with BASX-branded products increasing 160.0%, or $996.6 million, when compared to March 31, 2025. Most of these orders were associated with the BASX-branded data center liquid cooling solutions.
Consolidated Results of Operations

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Net sales	$496,936	$322,054
Cost of sales	371,971	235,690
Gross profit	124,965	86,364
Selling, general and administrative expenses	67,906	51,293
Gain on disposal of assets	—	(40)
Income from operations	57,059	35,111
Interest expense	(5,055)	(2,802)
Other income, net	77	174
Income before taxes	52,081	32,483
Income tax provision	12,266	3,191
Net income	$39,815	$29,292
The following are highlights of our results of operations, cash flows, and financial condition:
•Net sales for the three months ended March 31, 2026 grew 54.3% to $496.9 million driven by the strong demand and growth of our BASX-branded products. BASX-branded products increased 72.4%, or $96.0 million when compared to the three months ended March 31, 2025.
•Income from operations as a percent of sales increased to 11.5% compared to 10.9% a year ago, reflecting higher production volumes and improving execution.
•We have a strong balance sheet with a leverage ratio of 1.71 and available borrowings under our Revolver of $173.5 million.

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
Segment Operating Results for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31, 2026	Percent of Sales[1]	March 31, 2025	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$243,967	49.1%	$161,838	50.3%	$82,129	50.7%
AAON Coil Products	117,611	23.7%	94,023	29.2%	23,588	25.1%
BASX	135,358	27.2%	66,193	20.6%	69,165	104.5%
Net sales	$496,936		$322,054		$174,882	54.3%

Cost of Sales[2]
AAON Oklahoma	$179,695	73.7%	121,238	74.9%	$58,457	48.2%
AAON Coil Products	89,309	75.9%	64,165	68.2%	25,144	39.2%
BASX	102,967	76.1%	50,287	76.0%	52,680	104.8%
Cost of sales	$371,971	74.9%	$235,690	73.2%	$136,281	57.8%

Gross Profit[2]
AAON Oklahoma	$64,272	26.3%	$40,600	25.1%	$23,672	58.3%
AAON Coil Products	28,302	24.1%	29,858	31.8%	(1,556)	(5.2)%
BASX	32,391	23.9%	15,906	24.0%	16,485	103.6%
Gross profit	$124,965	25.1%	$86,364	26.8%	$38,601	44.7%
1 Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.
2 Presented after intercompany eliminations.
Total net sales increased $174.9 million, or 54.3% driven by growth across all segments. AAON Oklahoma saw significant improvement with an increase of $82.1 million in net sales driven by increased production out of the Tulsa facility and a stronger backlog heading into 2026. AAON-branded products struggled in the first quarter of 2025 due to the change in refrigerant. The $23.6 million increase in net sales for AAON Coil Products is due to sales of BASX-branded products for liquid cooling data center orders. BASX net sales are up $69.2 million due to the production of BASX-branded products from our Memphis facility.
Gross profit as a percentage of sales is stable at 25.1% compared to 26.8% in the same period a year ago. AAON Oklahoma gross profit margin is up slightly to 26.3% due to realization of price increases and increased volume out of the Tulsa facility. However, AAON Oklahoma also carries the overhead related to the Memphis plant as all Memphis sales are intercompany transactions done at cost and are reflected within the BASX segment. The approximate overhead related to the Memphis plant is $9.8 million. BASX gross profit margin remained flat year-over-year with additional costs related to outsourcing which limited the benefits realized by the additional volume.

Raw Material Costs
Three-month average raw material cost per pound as of March 31:

	2026	2025	% Change
Copper	$6.34	$5.92	7.1%
Galvanized steel	$0.55	$0.57	(3.5)%
Stainless steel	$1.67	$1.89	(11.6)%
Aluminum	$2.85	$2.40	18.8%
Selling, General and Administrative Expenses

	Three Months Ended March 31,		Percent of Sales
	2026	2025	2026	2025
	(in thousands)
Warranty	$5,913	$3,211	1.2%	1.0%
Profit sharing	5,680	3,297	1.1%	1.0%
Salaries & benefits	22,622	16,429	4.6%	5.1%
Stock compensation	3,950	2,614	0.8%	0.8%
Advertising	727	551	0.1%	0.2%
Depreciation & amortization	6,706	6,886	1.3%	2.1%
Insurance	2,695	2,056	0.5%	0.6%
Professional fees	2,412	1,487	0.5%	0.5%
Memphis incentive fee	—	2,700	—%	0.8%
Donations	347	174	0.1%	0.1%
Other	16,854	11,888	3.4%	3.7%
Total SG&A	$67,906	$51,293	13.7%	15.9%
Selling, general and administrative expenses as a percentage of sales are down year-over-year from 15.9% in 2025 to 13.7% in 2026. The dollar increase of $16.6 million is primarily driven by higher salaries and benefits, including profit sharing and stock compensation. Profit sharing is up as a result of our higher earnings in the period. Salaries and benefits have increased as we add additional headcount to help build out our organizational capacity for future growth.
Income Taxes

	Three Months Ended March 31,		Effective Tax Rate
	2026	2025	2026	2025
	(in thousands)
Income tax provision	$12,266	$3,191	23.6%	9.8%
The Company’s estimated annual 2026 effective tax rate, excluding discrete events, is expected to be approximately 25.0%. Discrete events such as excess tax benefits related to stock compensation and various tax credits consistently provide a benefit, keeping our actual effective rate lower than the stated 25.0%.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash and cash equivalents remained stable from December 31, 2025 to March 31, 2026.

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
As of March 31, 2026, and December 31, 2025, we had an outstanding balance under the Revolver of $425.2 million and $398.3 million, respectively. We had two standby letters of credit totaling $1.3 million and one standby letter of credit totaling $0.7 million as of March 31, 2026, and December 31, 2025, respectively. Borrowings available under the Revolver at March 31, 2026, were $173.5 million.
Any outstanding loans under the Revolver bear interest at the daily compounded secured overnight financing rate (“SOFR”) plus the applicable margin, with a 10 basis point credit spread adjustment.
Applicable margin, ranging from 1.25% - 1.75%, is determined quarterly based on the Company’s leverage ratio. The Company is also subject to letter of credit fees, ranging from 1.25% - 1.75%, and a commitment fee, ranging from 0.10% - 0.20%. The applicable fee percentage is determined quarterly based on the Company’s leverage ratio.
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and three months ended March 31, 2026 and 2025.
Weighted average interest rate of our borrowings outstanding are as follows:

	Three Months Ended March 31,
	2026	2025
Revolver	5.3%	5.6%
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
At March 31, 2026, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At March 31, 2026, our leverage ratio was 1.71 to 1.0, which meets the requirement of not being above 3 to 1.
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
2026 New Markets Tax Credit - On April 16, 2026 the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2026 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2026 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in our Memphis, TN facility. In connection with the 2026 NMTC transaction, the Company received a $50.5 million NMTC allocation for the 2026 Project and secured low interest financing and the potential for future debt forgiveness related to the 2026 Project.
Upon closing of the 2026 NMTC transaction, the Company provided an aggregate of approximately $35.2 million to the 2026 Investor, in the form of a loan receivable, with a term of 27 years, bearing an interest rate of 1.2%. This $35.2 million in proceeds plus capital contributed from the 2026 Investor was used to make an aggregate $48.2 million loan to a subsidiary of the Company. This financing arrangement is secured by a guarantee from the Company, including an unconditional guarantee of the NMTCs. The net proceeds from the closing of the 2026 NMTC were $12.9 million.
Stock Repurchase - The Board has authorized stock repurchase programs for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
Our open market repurchase programs are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
February 25, 2025	$100 million	**[1]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board. As of March 31, 2026, approximately $30 million of shares have been repurchased, and approximately $70.0 million remains under the current board authorization.

The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 14) at current market prices.

Our repurchase activity is as follows:

	Three Months Ended March 31,
	2026			2025
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	371,139	$29,992	$80.81
LTIP Shares	34,568	3,203	92.66	82,664	8,312	100.55
Total	34,568	$3,203	$92.66	453,803	$38,304	$84.41
Dividends - At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date	Record Date	Payment Date	per Share	per Share
March 5, 2025	March 18, 2025	March 28, 2025	$0.10	$0.40
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
November 10, 2025	November 26, 2025	December 18, 2025	$0.10	$0.40
March 5, 2026	March 18, 2026	March 30, 2026	$0.10	$0.40
Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the projected cash flows generated from our operations, our existing committed revolving credit facility (or comparable financing), and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2027 and the foreseeable future.
Off-Balance Sheet Arrangements - We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Statement of Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2026 and 2025. For additional details, see the consolidated financial statements.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating Activities
Net income	$39,815	$29,292
Income statement adjustments, net	33,846	29,117
Changes in assets and liabilities:
Accounts receivable	24,346	(17,631)
Income taxes	7,754	(3,323)
Inventories	(52,753)	(11,489)
Contract assets	(51,331)	(53,235)
Prepaid expenses and other long-term assets	(1,487)	(2,703)
Accounts payable	50,375	21,625
Contract liabilities	(25,441)	1,508
Extended warranties	4,387	37
Accrued liabilities & other long-term liabilities	4,483	(2,412)
Net cash provided by (used in) operating activities	33,994	(9,214)
Investing Activities
Capital expenditures	(45,127)	(46,723)
Acquisition of intangible assets	(7,808)	(3,717)
Grant proceeds received	1,650	—
Other	—	52
Net cash used in investing activities	(51,285)	(50,388)
Financing Activities
Proceeds from financing obligations, net of issuance costs	—	—
Payment related to financing costs	(1,395)	—
Borrowings of debt	252,867	235,925
Payments of debt	(226,033)	(138,411)
Stock options exercised	3,062	4,356
Repurchase of stock	—	(31,536)
Employee taxes paid by withholding shares	(3,203)	(6,768)
Cash dividends paid to stockholders	(8,146)	(8,095)
Net cash provided by financing activities	$17,152	$55,471
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

Cash Flows from Investing Activities
Capital expenditures during the three months ended March 31, 2026, relate to continued build out of our Memphis, Tennessee facility and maintenance of our Tulsa facility. We continue to make investments to purchase and develop software for internal use in anticipation of future Company growth.
Our capital expenditure program for 2026 is estimated to be approximately $190.0 million. Many of these projects are subject to review and cancellation at the discretion of our CEO and Board of Directors without incurring substantial charges.
Cash Flows from Financing Activities
The change in cash from financing activities in 2026 is primarily related to borrowings under our revolving credit facility to manage our working capital needs, especially strategic purchases of inventory to avoid supply chain delays and the funding of certain capital expenditures, offset by repayments we were able to make due to our operating results and financial condition.
Furthermore, cash flows from financing activities is historically affected by the timing of stock options exercised by our employees and our regular quarterly dividend.
Commitments and Contractual Agreements
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of March 31, 2026, except as described below.

In 2023, the Company executed a five-year purchase commitment for refrigerants. For the three months ended March 31, 2026 and 2025, the Company made payments of $3.2 million and $0.6 million on this contract, respectively. Estimated minimum future payments are $7.3 million, and $11.2 million for 2026 and 2027, respectively.
In 2025, the Company executed three one-year purchase commitments for raw materials. Estimated minimum future payments are $23.3 million for 2026. We had no other material contractual purchase obligations as of March 31, 2026.
Critical Accounting Estimates
There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2026.
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
•changing technologies; including, without limitation, our ability to effectively integrate artificial intelligence (AI) in our business:
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
•geopolitical events, including armed conflicts, and their impact on market conditions, including supply chain disruption, pricing and the global economy
•future levels of capital expenditures, research and development and indebtedness, including, without limitation, our ability to reduce indebtedness and risks associated with the same;
•legal, regulatory, and environmental issues, including, without limitation, compliance of our products with mandated standards and specifications; and
•integration of acquired businesses and our ability to realize synergies and cost savings.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events, occurrences or developments after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q, and as otherwise disclosed from time to time in our other filings with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
We are exposed to volatility in the prices of commodities used in some of our products and, occasionally, we use cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months to manage this exposure.
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of March 31, 2026, we had an outstanding balance of $425.2 million. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $4.3 million.
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

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings.
See Note 19 of the Consolidated Financial Statements.
Item 1A.  Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors included in our 2025 Annual Report.
Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.
Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. For the three months ended March 31, 2026, we have repurchased zero shares under the current $100 million open market stock buyback program, approved by the Board of Directors on February 27, 2025. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions and/or stock repurchased to cover the strike price of stock options. For the three months ended March 31, 2026, we repurchased approximately 34.6 thousand shares (at current market prices) for an aggregate price of $3.2 million, or an average price of $92.66 per share.
Repurchases during the first quarter of 2026 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 2026	16,803	$94.10	16,803	—
February 2026	1,968	101.22	1,968	—
March 2026	15,797	89.99	15,797	—
Total	34,568	$92.63	34,568	—
Item 3. Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosure.
Not applicable.
Item 4A.  Submission of Matters to a Vote of Security Holders.
None.
Item 5.  Other Information.
Rule 10b5-1 Trading Arrangements

The following table describes contracts, instructions or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement

Rebecca A. Thompson	December 16, 2025	March 16, 2027	41,565
Chief Accounting Officer

PART IV
Item 6.  Exhibits and Financial Statement Schedules.

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

AAON, INC.

Dated: May 7, 2026	By:	/s/ Matthew J. Tobolski
Matthew J. Tobolski Chief Executive Officer

Dated: May 7, 2026	By:	/s/ Andy Cheung
Chung Kin Cheung (“Andy Cheung”) Chief Financial Officer