Form 10-Q
period 2026-06-30
AAON, INC.
filed 2026-08-10
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
Yes ☐                      No ☑

As of August 6, 2026, registrant had outstanding a total of 82,453,639 shares of its $.004 par value Common Stock.
2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$13	$13
Restricted cash	12,714	1,226
Accounts receivable, net	360,763	314,387
Income tax receivable	19,212	27,445
Inventories, net	331,328	261,151
Contract assets, net	258,873	247,037
Prepaid expenses and other	12,117	17,921
Total current assets	995,020	869,180
Property, plant and equipment, net	682,779	631,262
Intangible assets, net and goodwill	167,893	165,799
Right of use assets	16,190	17,988
Other long-term assets	1,801	2,281
Total assets	$1,863,683	$1,686,510

Liabilities and Stockholders' Equity
Current liabilities:
Short-term obligations of NMTC[1]	7,535	7,535
Accounts payable	171,717	110,437
Accrued liabilities	138,267	132,213
Contract liabilities	12,752	80,670
Total current liabilities	330,271	330,855
Debt, long-term	435,000	398,320
Deferred tax liabilities	38,136	30,313
Other long-term liabilities	28,529	23,299
New markets tax credit obligations[1]	21,331	8,738
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized, 82,448,037 and 81,691,075 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	330	327
Additional paid-in capital	99,689	64,358
Retained earnings	910,397	830,300
Total stockholders' equity	1,010,416	894,985
Total liabilities and stockholders' equity	$1,863,683	$1,686,510
1 Held by variable interest entities (Note 18)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net sales	$626,976	$311,567	$1,123,912	$633,621
Cost of sales	474,485	228,838	846,456	464,528
Gross profit	152,491	82,729	277,456	169,093
Selling, general and administrative expenses	83,607	59,147	151,513	110,440
Gain on disposal of assets	—	—	—	(40)
Income from operations	68,884	23,582	125,943	58,693
Interest expense	(6,195)	(4,009)	(11,250)	(6,811)
Other income (expense), net	158	(68)	235	106
Income before taxes	62,847	19,505	$114,928	$51,988
Income tax provision	6,188	4,018	18,454	7,209
Net income	$56,659	$15,487	$96,474	$44,779
Earnings per share:
Basic EPS	$0.69	$0.19	$1.17	$0.55
Diluted EPS	$0.68	$0.19	$1.15	$0.54
Cash dividends declared per common share:	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding:
Basic	82,189,734	81,441,511	82,213,148	81,456,845
Diluted	83,721,199	82,956,213	83,690,556	83,153,788
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders Equity
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at December 31, 2025	81,691	$327	$64,358	$830,300	$894,985
Net income	—	—	—	96,474	96,474
Stock options exercised and restricted stock awards granted	801	4	29,096	—	29,100
Share-based compensation	—	—	10,702	—	10,702
Stock repurchased and retired	(44)	(1)	(4,467)	—	(4,468)
Dividends	—	—	—	(16,377)	(16,377)
Balances at June 30, 2026	82,448	$330	$99,689	$910,397	$1,010,416

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at December 31, 2024	81,437	$326	$68,946	$755,310	$824,582
Net income	—	—	—	44,779	44,779
Stock options exercised and restricted stock awards granted	535	2	10,023	—	10,025
Share-based compensation	—	—	8,795	—	8,795
Stock repurchased and retired	(463)	(2)	(39,157)	—	(39,159)
Dividends	—	—	—	(16,276)	(16,276)
Balances at June 30, 2025	81,509	326	48,607	783,813	832,746

	Three Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at March 31, 2026	81,851	$327	$71,913	$861,969	$934,209
Net income	—	—	—	56,659	56,659
Stock options exercised and restricted stock awards granted	606	3	26,035	—	26,038
Share-based compensation	—	—	3,006	—	3,006
Stock repurchased and retired	(9)	—	(1,265)	—	(1,265)
Dividends	—	—	—	(8,231)	(8,231)
Balances at June 30, 2026	82,448	$330	$99,689	$910,397	$1,010,416

	Three Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at March 31, 2025	81,348	$325	$39,020	$776,507	$815,852
Net income	—	—	—	15,487	15,487
Stock options exercised and restricted stock awards granted	170	1	5,668	—	5,669
Share-based compensation	—	—	4,774	—	4,774
Stock repurchased and retired	(9)	—	(855)	—	(855)
Dividends	—	—	—	(8,181)	(8,181)
Balances at June 30, 2025	81,509	$326	$48,607	$783,813	$832,746

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities	(in thousands)
Net income	$96,474	$44,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	44,716	38,879
Amortization of debt issuance costs	84	128
Amortization of right of use assets	91	69
(Recoveries of) Provision for losses on accounts receivable, net of adjustments	(62)	270
Provision for losses on contract assets, net of adjustments	—	200
Provision for excess and obsolete inventories, net of write-offs	1,225	288
Share-based compensation	10,702	8,795
Other	—	(71)
Deferred income taxes	7,823	(2,423)
Changes in assets and liabilities:
Accounts receivable	(46,314)	(23,409)
Income tax receivable	8,233	(3,187)
Inventories	(71,402)	(47,848)
Contract assets	(11,836)	(97,963)
Prepaid expenses and other long-term assets	6,284	(68)
Accounts payable	63,877	36,397
Contract liabilities	(67,918)	18,839
Extended warranties	7,075	(148)
Accrued liabilities and other long-term liabilities	5,916	(4,567)
Net cash provided by (used in) operating activities	54,968	(31,040)
Investing Activities
Capital expenditures	(97,282)	(82,515)
Grant proceeds received	1,650	—
Proceeds from sale of property, plant and equipment	—	40
Acquisition of intangible assets	(5,292)	(7,042)
Principal payments from note receivable	—	25
Net cash used in investing activities	(100,924)	(89,492)
Financing Activities
Borrowings of debt	597,485	415,126
Payments of debt	(560,805)	(252,982)
Proceeds from financing obligation, net of issuance costs	12,908	—
Payment related to financing costs	(399)	(1,395)
Stock options exercised	29,100	10,025
Repurchase of stock - open market	—	(29,992)
Repurchases of stock - LTIP plans (Note 17)	(4,468)	(9,167)
Cash dividends paid to stockholders	(16,377)	(16,276)
Net cash provided by financing activities	57,444	115,339
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,488	(5,193)
Cash, cash equivalents, and restricted cash, beginning of period	1,239	6,514
Cash, cash equivalents, and restricted cash, end of period	$12,727	$1,321

 The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill at June 30, 2026, is expected to be tax deductible in future periods. Indefinite-lived intangible assets consist of trademarks and trade names. Goodwill and indefinite-lived intangible assets are not amortized but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.
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
2. Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 21) by major product brand, net of intercompany sales eliminations.

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products

	Three Months Ended June 30, 2026
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$262,169	$20,037	$—	$282,206
BASX-branded Products	107	126,643	218,020	344,770
Total	$262,276	$146,680	$218,020	$626,976

	Three Months Ended June 30, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$185,120	$17,405	$—	$202,525
BASX-branded Products	—	41,060	67,982	109,042
Total	$185,120	$58,465	$67,982	$311,567

	Six Months Ended June 30, 2026
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$506,136	$44,421	$—	$550,557
BASX-branded Products	107	219,870	353,378	573,355
Total	$506,243	$264,291	$353,378	$1,123,912

	Six Months Ended June 30, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$346,958	$45,060	$—	$392,018
BASX-branded Products	—	107,428	134,175	241,603
Total	$346,958	$152,488	$134,175	$633,621

Aftermarket part sales (included in the AAON Product sales above) were $23.8 million and $40.8 million for the three and six months ended June 30, 2026, as compared to $20.7 million and $35.9 million for the three and six months ended June 30, 2025.
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
The Representatives’ fee and Third-Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $18.1 million and $35.3 million for three and six months ended June 30, 2026, as compared to $12.0 million and $24.7 million for the three and six months ended June 30, 2025, respectively.
3. Contract Assets and Liabilities
Opening and closing balances of contract assets and contract liabilities are as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Contract assets	$259,472	$247,635
Less: Allowance for credit losses	599	598
Contract assets, net	258,873	247,037

Contract liabilities	(12,752)	(80,670)
Total, net	$246,121	$166,367

Costs and estimated earnings on uncompleted contracts and related billings are as follows:

	June 30, 2026	June 30, 2025
	(in thousands)
Costs incurred on uncompleted contracts	$431,131	$162,227
Estimated earnings	363,528	136,447
Total	794,659	298,674

Less: Contract billings to date	561,295	106,838
Less: Allowance for credit losses	599	599
Plus: Completed contracts, unbilled	13,356	8,195
Total, net	$246,121	$199,432
Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period for the six months ended June 30, 2026 and 2025 was $76.1 million and $5.9 million.
Typically, we expect to satisfy performance obligations relating to contracts within one year or less, however, timing of performance obligations can vary from timing of payment, production scheduling and timing of customer installation requirements. Increases in contract assets are mainly due to the increased production and increased demand for our BASX-branded products.
4. Leases
The Company has lease arrangements for certain administrative, manufacturing and warehousing facilities and equipment. Lease expiration dates, including expected renewal options, range from May 2027 to November 2033, with the weighted average remaining term being 5.5 years. The discount rates used to calculate the present value of lease payments range from 1.3% to 6.6% as of June 30, 2026. All leases are classified as operating leases.

		June 30, 2026	December 31, 2025
		(in thousands)
Right-of-use assets	Right of use assets	$16,190	$17,988
Current lease liability	Accrued liabilities	3,385	3,262
Noncurrent lease liability	Other long-term liabilities	13,699	15,529
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
In November 2022, the Company entered into a lease arrangement for additional storage facilities in Tulsa, Oklahoma to support our operations. The lease added an additional 198,000 square feet to our operations. In January 2024, we amended the lease for an additional 157,550 square feet for operations and parts distribution. The amended lease term will expire January 2029.
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

Subsequent to June 30, 2026, the Company entered into an operating lease agreement for office space in Tulsa, OK with a total lease term of 6 years. Initial undiscounted lease payments over the term under the agreement total approximately $3.7 million. The lease commenced July 2026, at which the Company recorded a right-of-use asset and corresponding lease liability on the Consolidated Balance Sheet.
Total future lease payments as of June 30, 2026, are as follows:

(in thousands)
2026	$2,144
2027	4,248
2028	4,103
2029	2,477
2030	2,225
Thereafter	5,013
Total minimum lease obligations	$20,210
Less: present value of minimum lease payments	3,126
Less: current portion	3,385
Lease obligations, long-term	$13,699

5. Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Accounts receivable	$361,985	$315,695
Less: Allowance for credit losses	1,222	1,308
Total, net	$360,763	$314,387

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$1,188	$1,126	$1,308	$1,038
Provisions for expected credit losses, net of adjustments	36	279	(12)	377
Accounts receivable recoveries (write offs)	(2)	(97)	(74)	(107)
Balance, end of period	$1,222	$1,308	$1,222	$1,308
6. Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$334,805	$265,427
Work in process	2,255	475
Finished goods	837	593
Total, gross	337,897	266,495
Less: Allowance for excess and obsolete inventories	6,569	5,344
Total, net	$331,328	$261,151

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$6,045	$5,249	$5,344	$5,192
Provision for excess and obsolete inventories	636	234	1,389	632
Inventories written off	(112)	(3)	(164)	(344)
Balance, end of period	$6,569	$5,480	$6,569	$5,480
7. Property, Plant and Equipment
Our property, plant and equipment consist of the following:

	June 30, 2026	December 31, 2025
Property, plant and equipment:	(in thousands)
Land	$17,148	$17,148
Buildings	381,710	366,919
Machinery & equipment	601,671	555,801
Furniture and fixtures	80,313	63,909
Total property, plant and equipment	1,080,842	1,003,777
Less: Accumulated depreciation	398,063	372,515
Property, plant and equipment, net	$682,779	$631,262
Depreciation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Depreciation expense	$22,153	$18,267	$41,514	$35,135

8. Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	June 30, 2026	December 31, 2025
Definite-lived intangible assets	(in thousands)
Intellectual property	$11,750	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	40,798	34,802
Less: Accumulated amortization	28,665	25,463
Definite-lived intangible assets, net	71,430	69,336

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$86,001	$83,907

Amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Amortization expense	$1,660	$1,669	$3,202	$3,744

The weighted-average amortization period for definite-lived intangible assets are as follows as of June 30, 2026:

(in years)
Intellectual property	17.6
Customer relationships	9.4
Capitalized internal-use software	7.3
Definite-lived intangible assets	10.1
Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2026	$3,453
2027	6,850
2028	6,285
2029	5,903
2030	4,975
Thereafter	25,466
Total future amortization expense	52,932
Internal-use software projects in process	18,498
Total	$71,430

Goodwill
The changes in the carrying amount of goodwill were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Balance, beginning of period	$81,892	$81,892
Decreases due to acquisition adjustments	—	—
Balance, end of period	$81,892	$81,892
9. Supplemental Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Supplemental disclosures:	(in thousands)
Interest paid	$5,962	$3,713	$10,891	$6,226

Operating activities - other:
Gain on disposal of assets	$—	$—	$—	$(40)
Foreign currency transaction gain	—	(22)	—	(23)
Interest loss on note receivable	—	(4)	—	(8)
Total, other	$—	$(26)	$—	$(71)

Non-cash investing and financing activities:
Non-cash capital expenditures	$(1,924)	$(10,285)	$(2,597)	$600
Income taxes paid (net of refund) during the three months ended June 30, 2026 and 2025, disaggregated by jurisdiction:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
U.S. Federal	$—	$10,000	$(104)	$10,000
California	462	136	462	136
Illinois	—	160		160
Indiana	—	673		673
Maryland	119	—	119
Minnesota	98	—	148
New Jersey	139	—	139
New York	—	56		326
Pennsylvania	486	424	568	515
Texas	—	201		201
Virginia	402	271	402	293
Other States	665	358	665	513
Total	$2,371	$12,279	$2,399	$12,817
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
Changes in the warranty accrual are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty accrual:	(in thousands)
Balance, beginning of period	$31,447	$23,610	$29,965	$24,341
Payments made	(5,803)	(3,447)	(10,234)	(7,389)
Warranty expense	10,987	3,599	16,900	6,810
Balance, end of period	$36,631	$23,762	$36,631	$23,762

Warranty expense by reportable segment (Note 21) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
AAON Oklahoma	$6,067	$2,710	$10,539	$4,877
AAON Coil Products	3,327	461	4,541	860
BASX	1,593	428	1,820	1,073
Total	$10,987	$3,599	$16,900	$6,810

11. Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Warranty	$36,631	$29,965
Due to representatives	15,247	25,535
Payroll	33,966	27,156
Profit sharing	6,923	3,581
Medical self-insurance	5,224	4,844
Customer prepayments	1,369	6,856
Employee vacation time	17,319	15,408
Extended warranties, ST	3,380	3,365
Operating lease liability ST	3,385	3,262
Property tax	4,075	143
Other	10,748	12,098
Total	$138,267	$132,213
Other long-term liabilities were comprised of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Lease liability	$13,699	$15,529
Extended warranties	14,830	7,770
Donations and other	—	—
Total	$28,529	$23,299

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
Revolver

	June 30, 2026	December 31, 2025
	(in thousands)
Total Revolver Commitment	$600,000	$600,000
Less: Revolver borrowings outstanding	435,000	398,320
Less: Standby letters of credit	1,308	654
Borrowings available under the Revolver	$163,692	$201,026
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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the six months ended June 30, 2026 and 2025, respectively.
Weighted average interest rate of our borrowings outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revolver	5.2%	5.6%	5.3%	5.6%
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
Debt Covenants
At June 30, 2026, we were in compliance with our financial covenants as defined by the Amended Loan Agreement. These covenants included a financial covenant that we meet certain parameters related to our leverage ratio. At June 30, 2026, our leverage ratio was 1.46 to 1.0, which meets the requirement of not being above 3 to 1.

13. Income Taxes
Income Tax Provision (Benefit)
The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Current Federal	$868	$12,417	$6,102	$7,335
Current State	2,083	—	4,529	2,297
Deferred Federal	4,687	(8,399)	10,670	(2,185)
Deferred State	(1,450)	—	(2,847)	$(238)
Income tax provision	$6,188	$4,018	$18,454	$7,209
The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate before the provision for income taxes.
Rate Reconciliation
The following table reconciles the U.S federal statutory income tax rate to the Company’s effective income tax rate for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Federal statutory rate	$13,173	21.0%	$4,096	21.0%	$24,135	21.0%	$10,917	21.0%
State income taxes, net of Federal benefit	2,017	3.2	932	4.8	4,478	3.9	2,593	5.0
State tax credits	(1,728)	(2.8)	—	—	(2,227)	(1.9)	—	—
Changes in tax laws in current period	119	0.2	—	—	207	0.2	—	—
Excess tax benefits related to share-based compensation (Note 14)	(11,591)	(18.4)	(1,856)	(9.5)	(12,394)	(10.8)	(9,020)	(17.3)
Return to provision	(1,568)	(2.5)	429	2.2	(1,568)	(1.4)	429	0.8
Changes in valuation allowance	1,945	3.1	—	—	1,945	1.7	—	—
Non-deductible executive compensation	4,584	7.3	756	3.9	5,375	4.7	3,069	5.9
Research and development tax credits	(670)	(1.1)	(775)	(4.0)	(1,195)	(1.0)	(1,550)	(3.0)
Other	(93)	(0.2)	436	2.2	(302)	(0.3)	771	1.5
Effective tax rate	6,188	9.8%	4,018	20.6%	18,454	16.1%	7,209	13.9%
The Company’s effective tax rate differs from the statutory rate primarily due to the excess tax benefits of stock transactions and state taxes. Pretax income is all domestic and there are no foreign income effects. No state jurisdictions individually meet the 5% disaggregation threshold. State taxes in Oregon, Oklahoma, Virginia, and Pennsylvania for the three and six months ended June 30, 2026, and state taxes in Oregon, Indiana, Pennsylvania, and Virginia for the three and six months ended June 30, 2025, contributed to the majority (greater than 50%) of the tax effect in the state and local income tax category.

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
Realization of deferred tax assets, including the associated credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of our Tennessee investment tax credit carryforward and, accordingly, have established a valuation allowance against this deferred tax asset.
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
The impact of OBBBA enactment increased the Company’s effective tax rate by 0.7% for the year ended December 31, 2025. Effective January 1, 2026, the OBBBA enacted a 1% charitable contribution floor. The Company has included this permanent difference in the Q1 tax provision calculation, and the change increased the Company’s effective tax rate by 0.1% for the three months ended June 30, 2026.
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
The Company recorded deferred tax assets of $12.0 million (Federal) and $1.1 million (State) related to these NOL carryforwards as of December 31, 2025. As of June 30, 2026, the federal deferred tax asset balance has been fully utilized and the remaining state deferred tax asset is negligible considering usage of the NOL’s in the first and second quarter of 2026. Accordingly, no valuation allowance has been recorded as of June 30, 2026.
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
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the six months ended June 30, 2026 and 2025 using a Black Scholes-Merton Model:

	Six Months Ended June 30,
	2026	2025
Senior Leadership[1]:
Expected (annual) dividend rate	$0.40	$0.40
Expected volatility	45.57%	39.05%
Risk-free interest rate	3.73%	3.98%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.40	$0.40
Expected volatility	47.32%	42.44%
Risk-free interest rate	3.66%	3.92%
Expected life (in years)	3.0	3.0
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
The following is a summary of stock options vested and exercisable as of June 30, 2026:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
17.65	-	27.58	841,721	2.21	$26.25	$84,686
29.29	-	37.07	392,594	4.26	31.42	37,468
37.09	-	141.70	520,783	6.81	66.36	31,511
		Total	1,755,098	4.03	$39.31	$153,665
A summary of option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	2,837,113	$47.21
Granted	570,756	91.83
Exercised	(646,938)	44.98
Forfeited or Expired	(48,802)	83.12
Outstanding at June 30, 2026	2,712,129	$56.49
Exercisable at June 30, 2026	1,755,098	$39.31
The total pre-tax compensation cost related to unvested stock options not yet recognized as of June 30, 2026, is $23.4 million and is expected to be recognized over a weighted average period of 2.3 years.
The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025, was $54.9 million and $22.3 million, respectively. The cash received from options exercised during the six months ended June 30, 2026 and 2025, was $29.1 million and $10.0 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends. At June 30, 2026, unrecognized compensation cost related to unvested restricted stock awards was approximately $13.0 million which is expected to be recognized over a weighted average period of 2.3 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	139,708	$80.36
Granted	115,701	92.35
Vested	(65,263)	77.31
Forfeited	(6,217)	84.82
Unvested at June 30, 2026	183,929	$88.83

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
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of June 30, 2026, is $8.4 million and is expected to be recognized over a weighted average period of approximately 2.2 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the six months ended June 30, 2026 and 2025, using a Monte Carlo Model:

	Six Months Ended June 30,
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

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	144,760	$88.31
Granted	57,664	132.14
Payout adjustment[1]	(8,998)	84.42
Vested	(44,471)	84.42
Forfeited	(5,765)	100.87
Unvested at June 30, 2026 [2]	143,190	$106.91
1 PSU payout adjustment based on a 83.2% achievement at December 31, 2025 for awards vesting in 2026.
2 Consists of 42,222 PSUs cliff vesting in 2027, 44,759 PSUs cliff vesting in 2028, and 56,209 PSUs cliff vesting in 2029.
Summary of Share-based Compensation
A summary of share-based compensation is as follows:

	Six Months Ended June 30,
	2026	2025
Grant date fair value of awards during the period:	(in thousands)
Options	$18,458	$11,809
PSUs	$7,620	3,501
Restricted stock	$10,685	7,184
Total	$36,763	$22,494

	Six Months Ended June 30,
	2026	2025
Stock-based compensation expense:	(in thousands)
Options	$5,316	$4,066
PSUs	2,082	2,186
Restricted stock	3,304	2,543
Total	$10,702	$8,795

	Six Months Ended June 30,
	2026	2025
Income tax benefit related to share-based compensation	(in thousands)
Options	$12,086	$4,994
PSUs	(66)	3,334
Restricted stock	374	692
Total	$12,394	$9,020

15. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees’ deferral rates will be increased to 6.0% unless their current rate is above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the six months ended June 30, 2026 and 2025.
The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$9,825	$5,977	$17,286	$11,999
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Profit sharing bonus plan	$6,923	$2,038	$12,603	$5,335
Employee Medical Plan
We self-insure for our employees’ health insurance, and make medical claim payments up to certain stop-loss amounts. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Eligible employees are regular full-time employees who are actively employed and working. Participants are expected to pay a portion of the premium costs for coverage of the benefits provided under the Plans. In addition, the Company matches 175.0% of a participating employee's allowed contributions to a qualified health savings account to assist employees with health insurance plan deductibles.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Medical premium payments	$8,659	$5,573	$14,266	$11,408
Health savings account contributions	5,328	2,635	9,799	5,645
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:	(in thousands, except share and per share data)
Net income	$56,659	$15,487	$96,474	$44,779
Denominator:
Basic weighted average shares	82,189,734	81,441,511	82,213,148	81,456,845
Effect of dilutive shares related to stock based compensation[1]	1,531,465	1,514,702	1,477,408	1,696,943
Diluted weighted average shares	83,721,199	82,956,213	83,690,556	83,153,788
Earnings per share:
Basic	$0.69	$0.19	$1.17	$0.55
Diluted	$0.68	$0.19	$1.15	$0.54
Anti-dilutive shares:
Shares	561,965	747,383	605,311	427,819
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
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board. As of June 30, 2026, approximately $30 million of shares have been repurchased, and approximately $70.0 million remains under the current board authorization.

The Company repurchases shares of AAON, Inc. stock related to the LTIP Plans (Note 14) at current market prices.
Our repurchase activity is as follows:

	Six Months Ended June 30,
	2026			2025
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	371,139	$29,992	$80.81
LTIP Shares	44,070	4,468	101.38	91,550	9,167	100.13
Total	44,070	$4,468	$101.38	462,689	$39,159	$84.63
1 Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.
Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date	Record Date	Payment Date	per Share	per Share
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
November 10, 2025	November 26, 2025	December 18, 2025	$0.10	$0.40
March 5, 2026	March 18, 2026	March 30, 2026	$0.10	$0.40
May 12, 2026	June 5, 2026	June 26, 2026	$0.10	$0.40

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
We are occasionally party to cancellable and occasionally non-cancellable, fixed-price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2026, except as noted below.

In 2023, the Company executed a five-year purchase commitment for refrigerants. For the three and six months ended June 30, 2026, the Company made payments of $1.5 million and $4.7 million for the three and six months ended June 30, 2025, the Company made payments of $1.5 million and $2.1 million on this contract, respectively. Estimated minimum future payments are $5.8 million, and $11.2 million for 2026 and 2027, respectively.
In 2025, the Company executed three, one-year purchase commitments for raw materials. Estimated minimum future payments are $18.8 million for 2026. We had no other material contractual purchase obligations as of June 30, 2026.

20.  Related Parties
The following is a summary of transactions and balances with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Sales to affiliates	$1,088	$2,213	$3,691	$3,308
Payments to affiliates	337	704	501	1,213

	June 30, 2026	December 31, 2025
	(in thousands)
Due from affiliates	$746	$335

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
AAON Oklahoma
External sales	$262,276	$185,120	$506,243	$346,958
Inter-segment sales	91,359	5,318	135,868	9,157
Eliminations	(91,359)	(5,318)	(135,868)	(9,157)
Net sales	262,276	185,120	506,243	346,958
Cost of sales[1]	198,659	131,603	378,354	252,841
Gross profit	63,617	53,517	127,889	94,117
AAON Coil Products
External sales	$146,680	$58,465	$264,291	$152,488
Inter-segment sales	7,660	3,439	14,478	7,018
Eliminations	(7,660)	(3,439)	(14,478)	(7,018)
Net sales	146,680	58,465	264,291	152,488
Cost of sales[1]	123,142	48,236	212,451	112,401
Gross profit	23,538	10,229	51,840	40,087
BASX
External sales	$218,020	$67,982	$353,378	$134,175
Inter-segment sales	558	507	556	550
Eliminations	(558)	(507)	(556)	(550)
Net sales	218,020	67,982	353,378	134,175
Cost of sales[1]	152,684	48,999	255,651	99,286
Gross profit	65,336	18,983	97,727	34,889
Consolidated gross profit	$152,491	$82,729	$277,456	$169,093
1 Presented after intercompany eliminations.

The reconciliation between consolidated gross profit to consolidated income from operations is as follows:

Consolidated gross profit	$152,491	$82,729	$277,456	$169,093
Less: Selling, general and administrative expenses	83,607	59,147	151,513	110,440
Add: loss on disposal of assets	—	—	—	40
Consolidated income from operations	$68,884	$23,582	$125,943	$58,693

The following table presents long-lived assets by reportable segment, which includes property and equipment, net and operating lease assets:

	June 30, 2026	December 31, 2025
Long-lived assets	(in thousands)
AAON Oklahoma	$444,514	$400,316
AAON Coil Products	158,116	157,752
BASX	96,339	91,182
Total long-lived assets	$698,969	$649,250

The following table presents intangible assets and goodwill, net, by reportable segment:

	June 30, 2026	December 31, 2025
Intangible assets and goodwill	(in thousands)
AAON Oklahoma	$28,607	$25,600
AAON Coil Products	5,043	4,235
BASX	134,243	135,964
Total intangible assets and goodwill	$167,893	$165,799

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
Foreign sales were approximately $7.6 million and $18.8 million for the three and six months ended June 30, 2026, as compared to $7.5 million and $18.8 million for the three and six months ended June 30, 2025.
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
The price levels of our raw materials fluctuate due to various economic factors within the U.S. and global economy. At June 30, 2026, the price (year to date average) for copper and aluminum increased by approximately 8.2% and 20.3%, respectively, while stainless steel and galvanized steel decreased approximately 14.1% and 3.4%, respectively.
We attempt to limit the impact of price fluctuations on these materials by entering into cancellable and non-cancellable contracts with our major suppliers for periods of six to 18 months. We expect to receive delivery of raw materials from our contracts for use in our manufacturing operations.
We periodically adjust product pricing, including implementing targeted price increases, to help offset inflationary pressures, fluctuating input costs, and macroeconomic uncertainties such as international tariffs. For standard product lines, pricing is evaluated continuously and adjusted based on market conditions. For custom or job-based engineered products, pricing is generally established on a per-project basis, with contractual terms that allow for price adjustments if order fulfillment or delivery falls outside standard lead times.
Macroeconomic Conditions
Beginning in January 2025, the current United States (“U.S.”) Administration began enacting a series of tariffs affecting nearly all goods imported into the U.S. In retaliation, numerous foreign countries imposed reciprocal tariffs and restricted certain exports to the U.S. The continuous changes and uncertainty in tariff policy could impact our cost of materials, parts, or components imported into the U.S. and could impact the availability of supply from our vendors. We source raw materials domestically, but historically have seen those suppliers increase prices when tariffs are increased. Additionally, while we source most components domestically, our vendors may be impacted by tariffs if they use foreign parts and materials and often pass any additional costs as a result of tariffs through to us. Where appropriate, we attempt to mitigate these cost increases by implementing targeted price adjustments across select product lines. Although the realization of these surcharges may lag initial cost increases due to production lead times, we expect pricing actions to help offset tariff-related margin impacts over time, subject to market demand and competitive dynamics.
We make strategic purchases of materials when we see opportunities or potential disruptions in our supply chain. We have experienced supply chain challenges related to specific manufacturing parts, which could be exacerbated by the trade conflict. We manage our supply chain challenges through strong vendor relationships as well as expanding our list of available vendors.

Backlog

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products
The following table shows our historical backlog levels:

	June 30, 2026	December 31, 2025	June 30, 2025
	(in thousands)
AAON-branded Products	$540,465	$526,350	$494,214
BASX-branded Products	1,430,379	1,302,145	501,106
Total Backlog	$1,970,844	$1,828,495	$995,320
At June 30, 2026, our consolidated backlog is $1,970.8 million, an increase of 98.0%, or $975.5 million, as compared to June 30, 2025. Backlog is up from a year ago for both AAON-branded products and BASX-branded products with BASX-branded products increasing 185.4%, or $929.3 million, when compared to June 30, 2025. Most of these orders were associated with the BASX-branded data center liquid cooling solutions.
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net sales	$626,976	$311,567	$1,123,912	$633,621
Cost of sales	474,485	228,838	846,456	464,528
Gross profit	152,491	82,729	277,456	169,093
Selling, general and administrative expenses	83,607	59,147	151,513	110,440
Gain on disposal of assets	—	—	—	(40)
Income from operations	$68,884	$23,582	125,943	58,693
Interest expense	(6,195)	(4,009)	(11,250)	(6,811)
Other income (expense), net	158	(68)	235	106
Income before taxes	62,847	19,505	114,928	51,988
Income tax provision	6,188	4,018	18,454	7,209
Net income	$56,659	$15,487	$96,474	$44,779
The following are highlights of our results of operations, cash flows, and financial condition:
•Net sales for the three months ended June 30, 2026 grew 101.2% to $627 million driven by the strong demand and growth of our BASX-branded products. BASX-branded products increased 216.2%, or $235.7 million when compared to the three months ended June 30, 2025. Net sales of AAON-branded products also increased 39.3%, to $79.7 million for the three months ended June 30, 2026. This growth is driven by the robust backlog and increased production throughput from our capacity investment and operational improvements.
•As a percent of sales, SG&A has declined from 19.0% for the three months ended June 30, 2025 to 13.3% for the three months ended June 30, 2026, demonstrating strong operating leverage and disciplined cost management.
•We have a strong balance sheet with a leverage ratio of 1.46 and available borrowings under our Revolver of $163.7 million.

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
Segment Operating Results for Three Months Ended June 30, 2026 and Three Months Ended June 30, 2025

	Three Months Ended
	June 30, 2026	Percent of Sales[1]	June 30, 2025	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$262,276	41.8%	$185,120	59.4%	$77,156	41.7%
AAON Coil Products	146,680	23.4%	58,465	18.8%	88,215	150.9%
BASX	218,020	34.8%	67,982	21.8%	150,038	220.7%
Net sales	$626,976		$311,567		$315,409	101.2%

Cost of Sales[2]
AAON Oklahoma	$198,659	75.7%	131,603	71.1%	$67,056	51.0%
AAON Coil Products	123,142	84.0%	48,236	82.5%	74,906	155.3%
BASX	152,684	70.0%	48,999	72.1%	103,685	211.6%
Cost of sales	$474,485	75.7%	$228,838	73.4%	$245,647	107.3%

Gross Profit[2]
AAON Oklahoma	$63,617	24.3%	$53,517	28.9%	$10,100	18.9%
AAON Coil Products	23,538	16.0%	10,229	17.5%	13,309	130.1%
BASX	65,336	30.0%	18,983	27.9%	46,353	244.2%
Gross profit	$152,491	24.3%	$82,729	26.6%	$69,762	84.3%
1 Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.
2 Presented after intercompany eliminations.
Total net sales increased $315.4 million, or 101.2%. AAON Oklahoma had net sales of $262.3 million, an increase of 41.7% compared to the same period in the prior year. This increase was driven by the strong backlog entering the quarter and a successful ramp up of production. Sales were up 150.9% at AAON Coil Products, primarily driven by growth in BASX-branded products of $85.6 million for a large liquid cooling data center. BASX net sales were up 220.7% to $218.0 million due to the continued demand for data center solutions and increasing production out of our Memphis facility.
Gross profit margin decreased to 24.3% of sales from 26.6%. AAON Oklahoma’s decrease in gross profit margin is driven by the additional overhead from our Memphis plant. Memphis is part of AAON Oklahoma, building intercompany sales for the BASX segment at cost. As such, the sales and gross profit from orders completed in Memphis are reflected in the BASX segment, but the additional overhead cost of running the plant is reflected in the AAON Oklahoma segment. Memphis contributed $18.1 million and $3.0 million in cost of sales to the AAON Oklahoma segment for the three months ended June 30, 2026 and 2025, respectively. AAON Coil Products gross profit margin decreased to 16.0% from 17.5% as a result of higher material costs.
As shown in the table below, we have experienced fluctuations in the cost of several raw materials.

Raw Material Costs
Three-month average raw material cost per pound as of June 30:

	2026	2025	% Change
Copper	$7.61	$6.04	26.0%
Galvanized steel	$0.57	$0.59	(3.4)%
Stainless steel	$1.61	$1.94	(17.0)%
Aluminum	$2.57	$2.34	9.8%
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Percent of Sales
	2026	2025	2026	2025
	(in thousands)
Warranty	$10,986	$3,599	1.8%	1.2%
Profit sharing	6,923	2,038	1.1%	0.7%
Salaries & benefits	30,352	17,125	4.8%	5.5%
Stock compensation	3,129	3,133	0.5%	1.0%
Advertising	915	2,120	0.1%	0.7%
Depreciation & amortization	9,235	7,342	1.5%	2.4%
Insurance	2,659	2,111	0.4%	0.7%
Professional fees	423	1,775	0.1%	0.6%
Memphis incentive fee	1,448	3,405	0.2%	1.1%
Travel	2,400	3,649	0.4%	1.2%
Consulting	4,855	6,412	0.8%	2.1%
Other	10,282	6,438	1.6%	2.1%
Total SG&A	$83,607	$59,147	13.3%	19.0%
Selling, general and administrative expenses increased $24.5 million for the three months ended June 30, 2026, from the prior year period. Salaries and benefits have increased as we add additional headcount to help build out our organizational capacity for future growth along with additional bonuses and employee incentives due to better earnings. Warranty is up $7.4 million due to an increase in our historical claims. Profit sharing is up reflecting improved earnings versus the comparative quarter.
Income Taxes

	Three Months Ended June 30,		Effective Tax Rate
	2026	2025	2026	2025
	(in thousands)
Income tax provision	$6,188	$4,018	9.8%	20.6%
The Company’s estimated annual 2026 effective tax rate, excluding discrete events, is expected to be approximately 25.0%. Discrete events such as excess tax benefits related to stock compensation and various tax credits consistently provide a benefit, keeping our actual effective rate lower than the stated 25.0%.

Segment Operating Results for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended
	June 30, 2026	Percent of Sales[1]	June 30, 2025	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$506,243	45.0%	$346,958	54.8%	$159,285	45.9%
AAON Coil Products	264,291	23.5%	152,488	24.1%	111,803	73.3%
BASX	353,378	31.4%	134,175	21.2%	219,203	163.4%
Net sales	$1,123,912		$633,621		$490,291	77.4%

Cost of Sales[2]
AAON Oklahoma	$378,354	74.7%	252,841	72.9%	$125,513	49.6%
AAON Coil Products	212,451	80.4%	112,401	73.7%	100,050	89.0%
BASX	255,651	72.3%	99,286	74.0%	156,365	157.5%
Cost of sales	$846,456	75.3%	$464,528	73.3%	$381,928	82.2%

Gross Profit[2]
AAON Oklahoma	$127,889	25.3%	$94,117	27.1%	$33,772	35.9%
AAON Coil Products	51,840	19.6%	40,087	26.3%	11,753	29.3%
BASX	97,727	27.7%	34,889	26.0%	62,838	180.1%
Gross profit	$277,456	24.7%	$169,093	26.7%	$108,363	64.1%
1 Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.
2 Presented after intercompany eliminations.
Total net sales increased $490.3 million, or 77.4% driven by growth across all segments. AAON Oklahoma saw significant improvement with an increase of $159.3 million in net sales driven by increased production out of the Tulsa facility and a stronger backlog heading into 2026. AAON-branded products were impacted in the first quarter of 2025 due to the change in refrigerant and then in the second quarter due to a lack of coils from AAON Coil Products. The $111.8 million increase in net sales for AAON Coil Products is due to sales of BASX-branded products for liquid cooling data center orders. Additionally, AAON Coil Products was impacted in 2025 by disruption caused by the transition to a new Enterprise Resource Planning (“ERP”) on April 1st. BASX net sales are up $219.2 million due to the production of BASX-branded products from our Memphis facility.
Gross profit as a percentage of sales is down at 24.7% compared to 26.7% in the same period a year ago. AAON Oklahoma gross profit margin is down to 25.3% due to overhead costs from our ramping Memphis facility. The approximate overhead related to the Memphis plant is $28.0 million. and $5.3 million for the six months ended June 30, 2026 and 2025, respectively. BASX gross profit margin remained flat year-over-year with additional costs related to outsourcing which limited the benefits realized by the additional volume.
Raw Material Costs
Six-month average raw material cost per pound as of June 30:

	2026	2025	% Change
Copper	$6.48	$5.99	8.2%
Galvanized steel	$0.56	$0.58	(3.4)%
Stainless steel	$1.65	$1.92	(14.1)%
Aluminum	$2.84	$2.36	20.3%

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Percent of Sales
	2026	2025	2026	2025
	(in thousands)
Warranty	$16,899	$6,810	1.5%	1.1%
Profit sharing	12,603	5,335	1.1%	0.8%
Salaries & benefits	52,974	33,554	4.7%	5.3%
Stock compensation	7,079	5,747	0.6%	0.9%
Advertising	1,642	2,671	0.1%	0.4%
Depreciation & amortization	15,941	14,228	1.4%	2.2%
Insurance	5,354	4,167	0.5%	0.7%
Professional fees	2,835	3,262	0.3%	0.5%
Memphis incentive fee	1,448	6,105	0.1%	1.0%
Travel	5,286	6,030	0.5%	1.0%
Consulting	8,629	10,100	0.8%	1.6%
Other	20,823	12,431	1.9%	2.0%
Total SG&A	$151,513	$110,440	13.5%	17.4%
Selling, general and administrative expenses as a percentage of sales are down year-over-year to 13.5% from 17.4% in 2025. The dollar increase of $41.1 million is primarily driven by higher salaries and benefits, including profit sharing and stock compensation. Profit sharing is up as a result of our higher earnings in the period. Salaries and benefits have increased due to increased headcount as well as due to additional employee bonuses and incentives. Warranty has increased due to increases in sales and higher historical claims.
Income Taxes

	Six Months Ended June 30,		Effective Tax Rate
	2026	2025	2026	2025
	(in thousands)
Income tax provision	$18,454	$7,209	16.1%	13.9%
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
Working Capital - Our unrestricted cash and cash equivalents increased $11.5 million from December 31, 2025 to June 30, 2026.
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
As of June 30, 2026, and December 31, 2025, we had an outstanding balance under the Revolver of $435.0 million and $398.3 million, respectively. We had two standby letters of credit totaling $1.3 million and one standby letter of credit totaling $0.7 million as of June 30, 2026, and December 31, 2025, respectively. Borrowings available under the Revolver at June 30, 2026, were $163.7 million.
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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and six months ended June 30, 2026 and 2025.
Weighted average interest rate of our borrowings outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revolver	5.2%	5.6%	5.3%	5.6%
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
At June 30, 2026, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At June 30, 2026, our leverage ratio was 1.46 to 1.0, which meets the requirement of not being above 3 to 1.
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
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board. As of June 30, 2026, approximately $30 million of shares have been repurchased, and approximately $70.0 million remains under the current board authorization.

The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 14) at current market prices.

Our repurchase activity is as follows:

	Six Months Ended June 30,
	2026			2025
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	371,139	$29,992	$80.81
LTIP Shares	44,070	4,468	101.38	91,550	9,167	100.13
Total	44,070	$4,468	$101.38	462,689	$39,159	$84.63
Dividends - At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date	Record Date	Payment Date	per Share	per Share
May 13, 2025	June 6, 2025	June 27, 2025	$0.10	$0.40
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
November 10, 2025	November 26, 2025	December 18, 2025	$0.10	$0.40
March 5, 2026	March 18, 2026	March 30, 2026	$0.10	$0.40
May 12, 2026	June 5, 2026	June 26, 2026	$0.10	$0.40
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

Statement of Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2026 and 2025. For additional details, see the consolidated financial statements.

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Operating Activities
Net income	$96,474	$44,779
Income statement adjustments, net	64,579	46,135
Changes in assets and liabilities:
Accounts receivable	(46,314)	(23,409)
Income taxes	8,233	(3,187)
Inventories	(71,402)	(47,848)
Contract assets	(11,836)	(97,963)
Prepaid expenses and other long-term assets	6,284	(68)
Accounts payable	63,877	36,397
Contract liabilities	(67,918)	18,839
Extended warranties	7,075	(148)
Accrued liabilities & other long-term liabilities	5,916	(4,567)
Net cash provided by (used in) operating activities	54,968	(31,040)
Investing Activities
Capital expenditures	(97,282)	(82,515)
Acquisition of intangible assets	(5,292)	(7,042)
Grant proceeds received	1,650	—
Other	—	65
Net cash used in investing activities	(100,924)	(89,492)
Financing Activities
Proceeds from financing obligations, net of issuance costs	12,908	—
Payment related to financing costs	(399)	(1,395)
Borrowings of debt	597,485	415,126
Payments of debt	(560,805)	(252,982)
Stock options exercised	29,100	10,025
Repurchase of stock	—	(29,992)
Employee taxes paid by withholding shares	(4,468)	(9,167)
Cash dividends paid to stockholders	(16,377)	(16,276)
Net cash provided by financing activities	$57,444	$115,339
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

Cash Flows from Investing Activities
Capital expenditures during the six months ended June 30, 2026, relate to the continued build out of our Memphis, Tennessee facility and maintenance of our Tulsa facility. We continue to make investments to purchase and develop software for internal use in anticipation of future Company growth.
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
Commitments and Contractual Agreements
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of June 30, 2026, except as described below.

In 2023, the Company executed a five-year purchase commitment for refrigerants. For the three months ended June 30, 2026 and 2025, the Company made payments of $4.7 million and $2.1 million on this contract, respectively. Estimated minimum future payments are $5.8 million, and $11.2 million for 2026 and 2027, respectively.
In 2025, the Company executed three one-year purchase commitments for raw materials. Estimated minimum future payments are $18.8 million for 2026. We had no other material contractual purchase obligations as of June 30, 2026.
Critical Accounting Estimates
There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2026.
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
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of June 30, 2026, we had an outstanding balance of $435.0 million. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $4.4 million.
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
Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.
Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. Since it’s inception, we have repurchased 371 thousand shares for approximately $30 million under the current $100 million open market stock buyback program, approved by the Board of Directors on February 27, 2025. For the six months ended June 30, 2026 we have repurchased zero shares. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions and/or stock repurchased to cover the strike price of stock options. For the six months ended June 30, 2026, we repurchased approximately 44.1 thousand shares (at current market prices) for an aggregate price of $4.5 million, or an average price of $101.38 per share.
Repurchases during the second quarter of 2026 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 2026	1,136	$92.24	1,136	—
May 2026	6,850	138.38	6,850	—
June 2026	1,516	139.93	1,516	—
Total	9,502	$133.11	9,502	—
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

AAON, INC.

Dated: August 10, 2026	By:	/s/ Matthew J. Tobolski
Matthew J. Tobolski Chief Executive Officer

Dated: August 10, 2026	By:	/s/ Andy Cheung
Chung Kin Cheung (“Andy Cheung”) Chief Financial Officer