Form 10-Q/A
period 2026-03-31
AAON, INC.
filed 2026-11-09
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  0-18953
AAON, INC.
(Exact name of registrant as specified in its charter)

Nevada		87-0448736
(State or other jurisdiction		(IRS Employer
of incorporation or organization)		Identification No.)
2425 South Yukon Ave.,	Tulsa,	Oklahoma	74107
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

1

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
2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of AAON, Inc. (the “Company,” “we,” “us,” or “our”) for the quarterly period ended March 31, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2026 (the “Original Filing”).
The Company is filing this Amendment to restate its unaudited condensed consolidated financial statements and related footnote disclosures as of and for the three months ended March 31, 2026. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC concurrently with this report, the Company’s management and the Audit Committee of the Board of Directors concluded that the previously issued financial statements contained in the Original Filing should no longer be relied upon due to an error regarding the timing of revenue recognition under ASC 606 in regards to the company’s percent of completion method and accounting for software subscriptions.
Concurrently with this filing, the Company is also filing an Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2026, to reflect the restatement of that period.
Accordingly, the following items in the Original Filing are amended and restated in this Amendment:
• Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)
• Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
• Part I, Item 4. Controls and Procedures
• Certifications
For a detailed description of the error and a complete reconciliation of the line-by-line financial statement impacts between the Original Filing and this Amendment, see Note 2—Restatement of Previously Issued Financial Statements in the Notes to Condensed Consolidated Financial Statements.
Except as described above, no other items or disclosures in the Original Filing are being amended, updated, or replaced. This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing, or modify or update disclosures in the Original Filing affected by subsequent events.
3

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
	(As Restated, See Note 2)
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$13	$13
Restricted cash	1,087	1,226
Accounts receivable, net	290,161	314,387
Income tax receivable	20,221	27,445
Inventories, net	313,203	261,151
Contract assets, net	286,056	247,037
Prepaid expenses and other	21,177	17,921
Total current assets	931,918	869,180
Property, plant and equipment, net	654,538	631,262
Intangible assets, net and goodwill	171,401	165,799
Right of use assets	17,335	17,988
Other long-term assets	1,907	2,281
Total assets	$1,777,099	$1,686,510

Liabilities and Stockholders' Equity
Current liabilities:
Short-term obligations of NMTC[1]	7,535	7,535
Accounts payable	160,139	110,437
Accrued liabilities	136,286	132,213
Contract liabilities	47,327	80,670
Total current liabilities	351,287	330,855
Debt, long-term	425,154	398,320
Deferred tax liabilities	33,985	30,313
Other long-term liabilities	27,038	23,299
New markets tax credit obligations[1]	8,778	8,738
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized, 81,851,483 and 81,691,075 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	327	327
Additional paid-in capital	71,913	64,358
Retained earnings	858,617	830,300
Total stockholders' equity	930,857	894,985
Total liabilities and stockholders' equity	$1,777,099	$1,686,510
1 Held by variable interest entities (Note 19)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(As Restated, See Note 2)
	(in thousands, except per share data)
Net sales	$492,525	$322,054
Cost of sales	371,971	235,690
Gross profit	120,554	86,364
Selling, general and administrative expenses	68,291	51,293
Gain on disposal of assets	—	(40)
Income from operations	52,263	35,111
Interest expense	(5,055)	(2,802)
Other income, net	77	174
Income before taxes	$47,285	$32,483
Income tax provision	10,822	3,191
Net income	$36,463	$29,292
Earnings per share:
Basic EPS	$0.45	$0.36
Diluted EPS	$0.44	$0.35
Cash dividends declared per common share:	$0.10	$0.10
Weighted average shares outstanding:
Basic	81,756,604	81,472,351
Diluted	83,179,954	83,351,536
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders Equity
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at December 31, 2025	81,691	$327	$64,358	$830,300	$894,985
Net income, As Restated, See Note 2	—	—	—	36,463	36,463
Stock options exercised and restricted stock awards granted	195	1	3,061	—	3,062
Share-based compensation	—	—	7,696	—	7,696
Stock repurchased and retired	(35)	(1)	(3,202)	—	(3,203)
Dividends	—	—	—	(8,146)	(8,146)
Balances at March 31, 2026, As Restated, See Note 2	81,851	$327	$71,913	$858,617	$930,857

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at December 31, 2024	81,437	$326	$68,946	$755,310	$824,582
Net income	—	—	—	29,292	29,292
Stock options exercised and restricted stock awards granted	365	1	4,355	—	4,356
Share-based compensation	—	—	4,021	—	4,021
Stock repurchased and retired	(454)	(2)	(38,302)	—	(38,304)
Dividends	—	—	—	(8,095)	(8,095)
Balances at March 31, 2025	81,348	$325	$39,020	$776,507	$815,852

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(As Restated, See Note 2)
Operating Activities	(in thousands)
Net income	$36,463	$29,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	21,736	18,943
Amortization of debt issuance costs	40	52
Amortization of right of use assets	40	25
(Recoveries of) Provision for losses on accounts receivable, net of adjustments	(120)	88
Provision for excess and obsolete inventories, net of write-offs	701	57
Share-based compensation	7,696	4,021
Other	—	(45)
Deferred income taxes	3,672	5,976
Changes in assets and liabilities:
Accounts receivable	24,346	(17,631)
Income tax receivable	7,224	(3,323)
Inventories	(52,753)	(11,489)
Contract assets	(39,019)	(53,235)
Prepaid expenses and other long-term assets	(1,487)	(2,703)
Accounts payable	50,373	21,625
Contract liabilities	(33,343)	1,508
Extended warranties	4,387	37
Accrued liabilities and other long-term liabilities	4,038	(2,412)
Net cash provided by (used in) operating activities	33,994	(9,214)
Investing Activities
Capital expenditures	(45,127)	(46,723)
Grant proceeds received	1,650	—
Proceeds from sale of property, plant and equipment	—	40
Acquisition of intangible assets	(7,808)	(3,717)
Principal payments from note receivable	—	12
Net cash used in investing activities	(51,285)	(50,388)
Financing Activities
Borrowings of debt	252,867	235,925
Payments of debt	(226,033)	(138,411)
Payment related to financing costs	(1,395)	—
Stock options exercised	3,062	4,356
Repurchase of stock - open market	—	(31,536)
Repurchases of stock - LTIP plans (Note 18)	(3,203)	(6,768)
Cash dividends paid to stockholders	(8,146)	(8,095)
Net cash provided by financing activities	17,152	55,471
Net decrease in cash, cash equivalents, and restricted cash	(139)	(4,131)
Cash, cash equivalents, and restricted cash, beginning of period	1,239	6,514
Cash, cash equivalents, and restricted cash, end of period	$1,100	$2,383
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
2. Restatement of Previously Issued Financial Statements
During the third quarter of 2026, management identified certain errors related to revenue recognition and accounting for software subscriptions. The revenue recognition errors related to the BASX-branded revenue process over the assignment of costs to the appropriate projects and impacted the AAON Coil Products and BASX segments. The software subscriptions were not properly amortized and impacted our selling, general and administrative expenses. The Company has restated its previously issued financial statements.
Following is a summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheet as of March 31, 2026 as well as the effects of these changes on the Company’s condensed statements of income, cash flows and segment reporting for the three months ended March 31, 2026.

	As of March 31, 2026
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Income tax receivable	19,691	530	20,221
Contract assets, net	298,368	(12,312)	286,056
Total current assets	943,700	(11,782)	931,918
Property, plant and equipment, net	654,857	(319)	654,538
Intangible assets, net and goodwill	171,913	(512)	171,401
Total assets	$1,789,712	$(12,613)	$1,777,099
Accrued liabilities	136,731	(445)	136,286
Contract liabilities	55,229	(7,902)	47,327
Total current liabilities	359,634	(8,347)	351,287
Deferred tax liabilities	34,899	(914)	33,985
Retained earnings	861,969	(3,352)	858,617
Total stockholders' equity	934,209	(3,352)	930,857
Total liabilities and stockholders' equity	$1,789,712	$(12,613)	$1,777,099

	For the Three Months Ended March 31, 2026
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net sales	$496,936	$(4,411)	$492,525
Gross profit	124,965	(4,411)	120,554
Selling, general and administrative expenses	67,906	385	68,291
Income from operations	57,059	(4,796)	52,263
Income before taxes	52,081	(4,796)	47,285
Income tax provision	12,266	(1,444)	10,822
Net income	$39,815	$(3,352)	$36,463

Earnings per share:
Basic EPS	$0.49	$(0.04)	$0.45
Diluted EPS	$0.48	$(0.04)	$0.44
The restatement impacts to the Company’s consolidated cash flows are presented below:

	Three Months Ended March 31,
	As Previously Reported	Adjustments	As Restated
Operating Activities	(in thousands)
Net income	$39,815	$(3,352)	$36,463
Depreciation and amortization	20,903	$833	$21,736
Deferred income taxes	4,586	$(914)	$3,672
Income tax receivable	7,754	$(530)	$7,224
Contract assets	(51,331)	$12,312	$(39,019)
Contract liabilities	(25,441)	$(7,902)	$(33,343)
Accrued liabilities and other long-term liabilities	4,483	$(445)	$4,038
The restatement impacts to the Company’s segment information are presented below:

	For the Three Months Ended March 31, 2026
	As Previously Reported	Adjustments	As Restated
	(in thousands)
AAON Coil Products		$—
External sales	$117,611	$(15,957)	$101,654
Net sales	$117,611	$(15,957)	$101,654
Gross profit	$28,302	$(15,957)	$12,345
BASX		$—
External sales	$135,358	$11,546	$146,904
Net sales	$135,358	$11,546	$146,904
Gross profit	$32,391	$11,546	$43,937
Consolidated gross profit	$124,965	$(4,411)	$120,554

3. Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 22) by major product brand, net of intercompany sales eliminations.

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products

	Three Months Ended March 31, 2026
	AAON Oklahoma	AAON Coil Products	BASX	Total
	As Restated, See Note 2
	(in thousands)
AAON-branded Products	$243,967	$24,384	$—	$268,351
BASX-branded Products	—	77,270	146,904	224,174
Total	$243,967	$101,654	$146,904	$492,525

	Three Months Ended March 31, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$161,838	$27,655	$—	$189,493
BASX-branded Products	—	66,368	66,193	132,561
Total	$161,838	$94,023	$66,193	$322,054

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

4. Contract Assets and Liabilities
Opening and closing balances of contract assets and contract liabilities are as follows:

	March 31, 2026	December 31, 2025
	As Restated, See Note 2
	(in thousands)
Contract assets	$286,655	$247,635
Less: Allowance for credit losses	599	598
Contract assets, net	286,056	247,037

Contract liabilities	(47,327)	(80,670)
Total, net	$238,729	$166,367

Costs and estimated earnings on uncompleted contracts and related billings are as follows:

	March 31, 2026	March 31, 2025
	As Restated, See Note 2
	(in thousands)
Costs incurred on uncompleted contracts	$374,243	$157,050
Estimated earnings	314,199	119,699
Total	688,442	276,749

Less: Contract billings to date	464,125	111,891
Less: Allowance for credit losses	599	399
Plus: Completed contracts, unbilled	15,011	7,776
Total, net	$238,729	$172,235
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

	Balance Sheet Classification	March 31, 2026	December 31, 2025
		(in thousands)
Right-of-use assets	Right of use assets	$17,335	$17,988
Current lease liability	Accrued liabilities	3,353	3,262
Noncurrent lease liability	Other long-term liabilities	14,825	15,529

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
The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Raw materials	$317,255	$265,427
Work in process	$1,482	$475
Finished goods	$511	$593
Total, gross	319,248	266,495
Less: Allowance for excess and obsolete inventories	$6,045	5,344
Total, net	$313,203	$261,151

	Three Months Ended March 31,
	2026	2025
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$5,344	$5,192
Provision for excess and obsolete inventories	753	398
Inventories written off	(52)	(341)
Balance, end of period	$6,045	$5,249

8. Property, Plant and Equipment
Our property, plant and equipment consist of the following:

	March 31, 2026	December 31, 2025
	As Restated, See Note 2
Property, plant and equipment:	(in thousands)
Land	$17,148	$17,148
Buildings	369,366	366,919
Machinery & equipment	581,794	555,801
Furniture and fixtures	67,553	63,909
Total property, plant and equipment	1,035,861	1,003,777
Less: Accumulated depreciation	381,323	372,515
Property, plant and equipment, net	$654,538	$631,262
Depreciation expense is as follows:

	Three Months Ended March 31,
	2026	2025
	As Restated, See Note 2
	(in thousands)
Depreciation expense	$20,194	$16,868

9. Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	March 31, 2026	December 31, 2025
	As Restated, See Note 2
Definite-lived intangible assets	(in thousands)
Intellectual property	$11,750	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	42,646	34,802
Less: Accumulated amortization	27,005	25,463
Definite-lived intangible assets, net	74,938	69,336

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$89,509	$83,907

Amortization expense is as follows:

	Three Months Ended March 31,
	2026	2025
	As Restated, See Note 2
	(in thousands)
Amortization expense	$1,542	$2,075

The weighted-average amortization period for definite-lived intangible assets are as follows as of March 31, 2026:

(in years)
Intellectual property	17.5
Customer relationships	9.7
Capitalized internal-use software	9.7
Definite-lived intangible assets	10.7
Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2026	$4,615
2027	6,096
2028	5,531
2029	5,149
2030	4,221
Thereafter	25,331
Total future amortization expense	50,943
Internal-use software projects in process	23,995
Total	$74,938

Goodwill
The changes in the carrying amount of goodwill were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Balance, beginning of period	$81,892	$81,892
Decreases due to acquisition adjustments	—	—
Balance, end of period	$81,892	$81,892
10. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures:	(in thousands)
Interest paid	$4,929	$2,513
Operating activities - other:
Gain on disposal of assets	$—	$(40)
Foreign currency transaction gain	—	(1)
Interest loss on note receivable	—	(4)
Total, other	$—	$(45)

Non-cash investing and financing activities:
Non-cash capital expenditures	$(673)	$10,885
Income taxes paid (net of refund) during the three months ended March 31, 2026 and 2025, disaggregated by jurisdiction:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
U.S. Federal	$(104)	$—
Minnesota	50	—
New York	—	270
Pennsylvania	82	91
Virginia	—	22
Other States	—	155
Total	$28	$538
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

Changes in the warranty accrual are as follows:

	Three Months Ended March 31,
	2026	2025
Warranty accrual:	(in thousands)
Balance, beginning of period	$29,965	$24,341
Payments made	(4,431)	(3,942)
Warranty expense	5,912	3,211
Balance, end of period	$31,446	$23,610

Warranty expense by reportable segment (Note 22) is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
AAON Oklahoma	$4,471	$2,167
AAON Coil Products	1,214	399
BASX	227	645
Total	$5,912	$3,211
12. Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	March 31, 2026	December 31, 2025
	As Restated, See Note 2
	(in thousands)
Warranty	$31,447	$29,965
Due to representatives	35,299	30,453
Payroll	26,826	22,238
Profit sharing	5,225	3,581
Workers' compensation	296	279
Medical self-insurance	3,420	4,844
Customer prepayments	2,106	6,856
Donations	—	57
Employee vacation time	16,586	15,408
Extended warranties, ST	3,309	3,365
Operating lease liability ST	3,353	3,262
Property tax	1,885	143
Other	6,534	11,762
Total	$136,286	$132,213
Other long-term liabilities were comprised of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Lease liability	$14,825	$15,529
Extended warranties	12,213	7,770
Total	$27,038	$23,299

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
Debt Covenants
At March 31, 2026, we were in compliance with our financial covenants as defined by the Amended Loan Agreement. These covenants included a financial covenant that we meet certain parameters related to our leverage ratio. At March 31, 2026, our leverage ratio was 1.74 to 1.0, which meets the requirement of not being above 3 to 1.

14. Income Taxes
Income Tax Provision (Benefit)
The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2026	2025
	As Restated, See Note 2
	(in thousands)
Current Federal	$4,474	$(2,032)
Current State	2,676	$(753)
Deferred Federal	5,679	$4,610
Deferred State	(2,007)	$1,366
Income tax provision	$10,822	$3,191
The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate before the provision for income taxes.
Rate Reconciliation
The following table reconciles the U.S federal statutory income tax rate to the Company’s effective income tax rate for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
	As Restated, See Note 2
	(in thousands)		(in thousands)
Federal statutory rate	$9,930	21.0%	$6,821	21.0%
State income taxes, net of Federal benefit	2,228	4.7%	1,759	5.4%
State tax credits	(499)	(1.1)%	(236)	(0.7)%
Changes in tax laws in current period	88	0.2%	—	—%
Excess tax benefits related to
share-based compensation (Note 15)	(803)	(1.7)%	(7,164)	(22.1)%
Work opportunity tax credit	—	—	(53)	(0.2)%
Non-deductible executive compensation	791	1.7%	2,313	7.1%
Research and development tax credits	(525)	(1.1)%	(775)	(2.4)%
Other	(388)	(0.7)%	526	1.7%
Effective tax rate	10,822	23.0%	3,191	9.8%
The Company’s effective tax rate differs from the statutory rate primarily due to the excess tax benefits of stock transactions and state taxes. Pretax income is all domestic and there are no foreign income effects. No state jurisdictions individually meet the 5% disaggregation threshold. State taxes in Oregon, Oklahoma, and Pennsylvania for the three months ended March 31, 2026, and state taxes in Oregon, Indiana, and Pennsylvania for the three months ended March 31, 2025, contributed to the majority (greater than 50%) of the tax effect in the state and local income tax category.

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
The Company recorded deferred tax assets of $12.0 million (Federal) and $1.1 million (State) related to these NOL carryforwards as of December 31, 2025. As of March 31, 2026, the deferred tax asset balances are $4.3 million (Federal) and $1.2 million (State), considering usage of the NOL’s in the first quarter of 2026. Management has evaluated the positive and negative evidence in assessing the need for a valuation allowance (historical operating results, cumulative losses in recent years, and projected future taxable income) and we believe it is more likely than not that we will recognize the deferred tax assets in tax year 2026.

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

	Three Months Ended March 31,
	2026	2025
	As Restated, See Note 2
	(in thousands)
Profit sharing bonus plan	$5,235	$3,297
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
	As Restated, See Note 2
Numerator:	(in thousands, except share and per share data)
Net income	$36,463	$29,292
Denominator:
Basic weighted average shares	81,756,604	81,472,351
Effect of dilutive shares related to stock based compensation[1]	1,423,350	1,879,185
Diluted weighted average shares	83,179,954	83,351,536
Earnings per share:
Basic	$0.45	$0.36
Diluted	$0.44	$0.35
Anti-dilutive shares:
Shares	648,657	108,254
1 Dilutive shares related to stock options, restricted stock, and PSUs (Note 15)
18.  Stockholders' Equity
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
20.  Commitments and Contingencies
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

	Three Months Ended March 31,
	2026	2025
	As Restated, See Note 2
	(in thousands)
AAON Oklahoma
External sales	$243,967	$161,838
Inter-segment sales	44,509	3,839
Eliminations	(44,509)	(3,839)
Net sales	243,967	161,838
Cost of sales[1]	179,695	121,238
Gross profit	64,272	40,600
AAON Coil Products
External sales	$101,654	$94,023
Inter-segment sales	6,818	3,579
Eliminations	(6,818)	(3,579)
Net sales	101,654	94,023
Cost of sales[1]	89,309	64,165
Gross profit	12,345	29,858
BASX
External sales	$146,904	$66,193
Inter-segment sales	(2)	43
Eliminations	2	(43)
Net sales	146,904	66,193
Cost of sales[1]	102,967	50,287
Gross profit	43,937	15,906
Consolidated gross profit	$120,554	$86,364
1 Presented after intercompany eliminations.

The reconciliation between consolidated gross profit to consolidated income from operations is as follows:

Consolidated gross profit	$120,554	$86,364
Less: Selling, general and administrative expenses	68,291	51,293
Add: gain on disposal of assets	—	(40)
Consolidated income from operations	$52,263	$35,111

The following table presents long-lived assets by reportable segment, which includes property and equipment, net and operating lease assets:

	March 31, 2026	December 31, 2025
	As Restated, See Note 2
Long-lived assets	(in thousands)
AAON Oklahoma	$421,883	$400,316
AAON Coil Products	157,657	157,752
BASX	92,333	91,182
Total long-lived assets	$671,873	$649,250

The following table presents intangible assets and goodwill, net, by reportable segment:

	March 31, 2026	December 31, 2025
	As Restated, See Note 2
Intangible assets and goodwill	(in thousands)
AAON Oklahoma	$32,097	$25,600
AAON Coil Products	4,159	4,235
BASX	135,145	135,964
Total intangible assets and goodwill	$171,401	$165,799

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

Backlog

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products
The following table shows our historical backlog levels:

	March 31, 2026	December 31, 2025	March 31, 2025
	As Restated, See Note 2
	(in thousands)
AAON-branded Products	$509,806	$526,350	$403,863
BASX-branded Products	1,624,073	1,302,145	623,006
Total Backlog	$2,133,879	$1,828,495	$1,026,869
At March 31, 2026, our consolidated backlog is $2,133.9 million, an increase of 107.8%, or $1,107.0 million, as compared to March 31, 2025. Backlog was up from a year ago for both AAON-branded products and BASX-branded products with BASX-branded products increasing 160.7%, or $1,001.1 million, when compared to March 31, 2025. Most of these orders were associated with the BASX-branded data center liquid cooling solutions.
Consolidated Results of Operations

	Three Months Ended March 31,
	2026	2025
	(As Restated, See Note 2)
	(in thousands, except per share data)
Net sales	$492,525	$322,054
Cost of sales	371,971	235,690
Gross profit	120,554	86,364
Selling, general and administrative expenses	68,291	51,293
Gain on disposal of assets	—	(40)
Income from operations	52,263	35,111
Interest expense	(5,055)	(2,802)
Other income, net	77	174
Income before taxes	47,285	32,483
Income tax provision	10,822	3,191
Net income	$36,463	$29,292
The following are highlights of our results of operations, cash flows, and financial condition:
•Net sales for the three months ended March 31, 2026 grew 52.9% to $492.5 million driven by the strong demand and growth of our BASX-branded products. BASX-branded products increased 69.1%, or $91.6 million when compared to the three months ended March 31, 2025.
•We have a strong balance sheet with a leverage ratio of 1.74 and available borrowings under our Revolver of $173.5 million.

We report our financial results based on three reportable segments: AAON Oklahoma, AAON Coil Products, and BASX, which are further described in “Segments” (Note 22) within our notes to the consolidated financial statements. The Company’s chief operating decision maker (“CODM”), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales and gross profit. The CODM does not evaluate operating segments using asset or liability information.
Segment Operating Results for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31, 2026	Percent of Sales[1]	March 31, 2025	Percent of Sales[1]	$ Change	% Change
	As Restated, See Note 2
	(in thousands)
Net Sales[2]
AAON Oklahoma	$243,967	49.5%	$161,838	50.3%	$82,129	50.7%
AAON Coil Products	101,654	20.6%	94,023	29.2%	7,631	8.1%
BASX	146,904	29.8%	66,193	20.6%	80,711	121.9%
Net sales	$492,525		$322,054		$170,471	52.9%

Cost of Sales[2]
AAON Oklahoma	$179,695	73.7%	121,238	74.9%	$58,457	48.2%
AAON Coil Products	89,309	87.9%	64,165	68.2%	25,144	39.2%
BASX	102,967	70.1%	50,287	76.0%	52,680	104.8%
Cost of sales	$371,971	75.5%	$235,690	73.2%	$136,281	57.8%

Gross Profit[2]
AAON Oklahoma	$64,272	26.3%	$40,600	25.1%	$23,672	58.3%
AAON Coil Products	12,345	12.1%	29,858	31.8%	(17,513)	(58.7)%
BASX	43,937	29.9%	15,906	24.0%	28,031	176.2%
Gross profit	$120,554	24.5%	$86,364	26.8%	$34,190	39.6%
1 Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.
2 Presented after intercompany eliminations.
Total net sales increased $170.5 million, or 52.9% driven by growth across all segments. AAON Oklahoma saw significant improvement with an increase of $82.1 million in net sales driven by increased production out of the Tulsa facility and a stronger backlog heading into 2026. AAON-branded products were impacted in the first quarter of 2025 by the change in refrigerant. The $7.6 million increase in net sales for AAON Coil Products is due to sales of BASX-branded products for liquid cooling data center orders. BASX net sales are up $80.7 million due to the production of BASX-branded products from our Memphis facility.
Gross profit as a percentage of sales decreased to 24.5% compared to 26.8% in the same period a year ago. AAON Oklahoma gross profit margin is up slightly to 26.3% due to realization of price increases and increased volume out of the Tulsa facility. However, AAON Oklahoma also carries the overhead related to the Memphis plant as all Memphis sales are intercompany transactions done at cost and are reflected within the BASX segment. The approximate overhead related to the Memphis plant is $9.8 million. AAON Coil Products gross profit margin decreased to 12.1% from 31.8% due to inefficiencies from supply chain challenges and ramping up after a year-end wall-to-wall inventory. BASX gross profit margin increased due to the additional volume from the Memphis and Redmond plants which created improved overhead absorption.

Raw Material Costs
Three-month average raw material cost per pound as of March 31:

	2026	2025	% Change
Copper	$6.34	$5.92	7.1%
Galvanized steel	$0.55	$0.57	(3.5)%
Stainless steel	$1.67	$1.89	(11.6)%
Aluminum	$2.85	$2.40	18.8%
Selling, General and Administrative Expenses

	Three Months Ended March 31,		Percent of Sales
	2026	2025	2026	2025
	As Restated, See Note 2
	(in thousands)
Warranty	$5,908	$3,211	1.2%	1.0%
Profit sharing	5,235	3,297	1.1%	1.0%
Salaries & benefits	22,631	16,429	4.6%	5.1%
Stock compensation	4,988	2,614	1.0%	0.8%
Advertising	727	551	0.1%	0.2%
Depreciation & amortization	7,537	6,886	1.5%	2.1%
Insurance	2,695	2,056	0.5%	0.6%
Professional fees	1,585	1,487	0.3%	0.5%
Memphis incentive fee	—	2,700	—%	0.8%
Travel	2,886	2,379	0.6%	0.7%
Consulting	4,790	3,688	1.0%	1.1%
Other	9,309	5,995	1.9%	1.9%
Total SG&A	$68,291	$51,293	13.9%	15.9%
Selling, general and administrative expenses as a percentage of sales are down year-over-year from 15.9% in 2025 to 13.9% in 2026. The dollar increase of $17.0 million is primarily driven by higher salaries and benefits, including profit sharing and stock compensation. Profit sharing is up as a result of our higher earnings in the period. Salaries and benefits have increased as we add additional headcount to help build out our organizational capacity for future growth.
Income Taxes

	Three Months Ended March 31,		Effective Tax Rate
	2026	2025	2026	2025
	As Restated, See Note 2
	(in thousands)
Income tax provision	$10,822	$3,191	22.9%	9.8%
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
At March 31, 2026, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At March 31, 2026, our leverage ratio was 1.74 to 1.0, which meets the requirement of not being above 3 to 1.
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

	Three Months Ended March 31,
	2026	2025
	As Restated, See Note 2
	(in thousands)
Operating Activities
Net income	$36,463	$29,292
Income statement adjustments, net	33,765	29,117
Changes in assets and liabilities:
Accounts receivable	24,346	(17,631)
Income taxes	7,224	(3,323)
Inventories	(52,753)	(11,489)
Contract assets	(39,019)	(53,235)
Prepaid expenses and other long-term assets	(1,487)	(2,703)
Accounts payable	50,373	21,625
Contract liabilities	(33,343)	1,508
Extended warranties	4,387	37
Accrued liabilities & other long-term liabilities	4,038	(2,412)
Net cash provided by (used in) operating activities	33,994	(9,214)
Investing Activities
Capital expenditures	(45,127)	(46,723)
Acquisition of intangible assets	(7,808)	(3,717)
Grant proceeds received	1,650	—
Other	—	52
Net cash used in investing activities	(51,285)	(50,388)
Financing Activities
Proceeds from financing obligations, net of issuance costs	—	—
Payment related to financing costs	(1,395)	—
Borrowings of debt	252,867	235,925
Payments of debt	(226,033)	(138,411)
Stock options exercised	3,062	4,356
Repurchase of stock	—	(31,536)
Employee taxes paid by withholding shares	(3,203)	(6,768)
Cash dividends paid to stockholders	(8,146)	(8,095)
Net cash provided by financing activities	$17,152	$55,471
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
Item 4.  Controls and Procedures.
(a)  Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. At the time of our original Q1 and Q2 Form 10Q filings, management concluded that our disclosure controls and procedures were effective. However, in light of the material weakness discussed below, management reevaluated these disclosure controls and procedures, concluding they were ineffective.
In connection with the preparation of our consolidated financial statements for the three months ended September 30, 2026, we concluded there was a material weakness in our internal control over financial reporting. The Company had previously identified control deficiencies that did not rise to the level of a material weakness related to processes associated with our ERP implementation in 2025 and driven by the increased growth and volume of the business. As part of our efforts to strengthen our internal control and remediate prior deficiencies, we identified certain errors, which have been corrected. As a result, we have restated our Q1 and Q2 Form 10Qs and identified the following material weakness, which exists as of September 30, 2026:

•We did not design and maintain adequate controls within the BASX-branded revenue process that resulted in a material weakness, either individually or in the aggregate. Primarily, the identified deficiencies included controls over the assignment of costs to the appropriate projects to ensure proper revenue recognition.

We did not design and maintain adequate controls over certain aspects of the financial statement close process related to BASX-branded revenue. Specifically, controls related to account reconciliation, analysis and review related to key financial statement accounts did not operate timely and with complete and accurate information.

Management’s Plan for Remediation
Over the past few years, our business has been in transition as we are expanding our internal infrastructure to support future growth and more complex business operations. This overall growth and increase in complexity of our business and its operations has strained our control structure that supports the effective operation of internal controls over accounting and financial reporting processes. We are committed to maintaining strong internal control over financial reporting. Management, with the oversight of the Audit Committee of the Board of Directors is taking comprehensive actions to remediate the material weakness described above. Our remediation plan includes the following:
•We are enhancing the design of existing controls and implementing new controls related to revenue, the financial close and reporting process. These include improvements to the tracking of costs and to the timely review of estimated costs to complete projects, including assessing our information technology systems for opportunities to reduce the reliance on manual controls over financial reporting.
•We are updating documentation, expanding education and training, and ensuring that controls are executed and reviewed for accurate reporting.
The material weakness will not be considered remediated until the new and redesigned controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the above measures, along with enhanced senior leadership’s oversight and monitoring of the internal control environment, will remediate the control deficiencies identified and strengthen our internal control over financial reporting. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, we may determine that additional measures are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.
(b) Changes in Internal Control over Financial Reporting
Other than described above, there have been no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings.
See Note 20 of the Consolidated Financial Statements.
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
Risks Related to Material Weakness In Internal Controls Over Financial Reporting
We have identified a material weakness in our internal controls over financial reporting which has resulted in the restatement of our previously issued financial statements. If our remedial measures are insufficient to timely and adequately address the material weakness, or if additional material weaknesses or significant deficiencies in our internal controls over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could adversely affect our stock price.
Although we plan to complete the remediation process in a timely and prudent manner, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating the material weakness. If our remedial measures are insufficient to address the material weakness, or if an additional material weakness or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weakness in our internal controls over financial reporting or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected.
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

AAON, INC.

Dated: November 9, 2026	By:	/s/ Matthew J. Tobolski
Matthew J. Tobolski Chief Executive Officer

Dated: November 9, 2026	By:	/s/ Andy Cheung
Chung Kin Cheung (“Andy Cheung”) Chief Financial Officer