Form 10-Q/A
period 2026-06-30
AAON, INC.
filed 2026-11-09
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  0-18953
AAON, INC.
(Exact name of registrant as specified in its charter)

Nevada			0-18953	87-0448736
(State or Other Jurisdiction			(Commission File Number: )	(IRS Employer Identification No.)
of Incorporation)

2425 South Yukon Ave.,	Tulsa,	Oklahoma		74107
(Address of Principal Executive Offices)				(Zip Code)
(Registrant's telephone number, including area code): (918) 583-2266

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.004 par value per share	AAON	NASDAQ

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
2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of AAON, Inc. (the “Company,” “we,” “us,” or “our”) for the quarterly period ended June 30, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2026 (the “Original Filing”).
The Company is filing this Amendment to restate its unaudited condensed consolidated financial statements and related footnote disclosures as of and for the six months ended June 30, 2026. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC concurrently with this report, the Company’s management and the Audit Committee of the Board of Directors concluded that the previously issued financial statements contained in the Original Filing should no longer be relied upon due to an error regarding the timing of revenue recognition under ASC 606 in regards to the company’s percent of completion method and accounting for software subscriptions.
Concurrently with this filing, the Company is also filing an Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2026, to reflect the restatement of that period.
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
3

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
	(As Restated, See Note 2)
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$13	$13
Restricted cash	12,714	1,226
Accounts receivable, net	360,763	314,387
Income tax receivable	17,303	27,445
Inventories, net	331,328	261,151
Contract assets, net	269,612	247,037
Prepaid expenses and other	12,117	17,921
Total current assets	1,003,850	869,180
Property, plant and equipment, net	682,118	631,262
Intangible assets, net and goodwill	166,552	165,799
Right of use assets	16,190	17,988
Other long-term assets	1,801	2,281
Total assets	$1,870,511	$1,686,510

Liabilities and Stockholders' Equity
Current liabilities:
Short-term obligations of NMTC[1]	7,535	7,535
Accounts payable	171,717	110,437
Accrued liabilities	139,009	132,213
Contract liabilities	12,752	80,670
Total current liabilities	331,013	330,855
Debt, long-term	435,000	398,320
Deferred tax liabilities	37,121	30,313
Other long-term liabilities	28,529	23,299
New markets tax credit obligations[1]	21,331	8,738
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized, 82,448,037 and 81,691,075 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	330	327
Additional paid-in capital	99,689	64,358
Retained earnings	917,498	830,300
Total stockholders' equity	1,017,517	894,985
Total liabilities and stockholders' equity	$1,870,511	$1,686,510
1 Held by variable interest entities (Note 19)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(As Restated, See Note 2)		(As Restated, See Note 2)
	(in thousands, except per share data)
Net sales	$642,127	$311,567	$1,134,652	$633,621
Cost of sales	474,485	228,838	846,456	464,528
Gross profit	167,642	82,729	288,196	169,093
Selling, general and administrative expenses	85,967	59,147	154,258	110,440
Gain on disposal of assets	—	—	—	(40)
Income from operations	81,675	23,582	133,938	58,693
Interest expense	(6,195)	(4,009)	(11,250)	(6,811)
Other income (expense), net	158	(68)	235	106
Income before taxes	75,638	19,505	$122,923	$51,988
Income tax provision	8,526	4,018	19,348	7,209
Net income	$67,112	$15,487	$103,575	$44,779
Earnings per share:
Basic EPS	$0.82	$0.19	$1.26	$0.55
Diluted EPS	$0.80	$0.19	$1.24	$0.54
Cash dividends declared per common share:	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding:
Basic	82,189,734	81,441,511	82,213,148	81,456,845
Diluted	83,721,199	82,956,213	83,690,556	83,153,788
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders Equity
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at December 31, 2025	81,691	$327	$64,358	$830,300	$894,985
Net income	—	—	—	103,575	103,575
Stock options exercised and restricted stock awards granted	801	4	29,096	—	29,100
Share-based compensation	—	—	10,702	—	10,702
Stock repurchased and retired	(44)	(1)	(4,467)	—	(4,468)
Dividends	—	—	—	(16,377)	(16,377)
Balances at June 30, 2026, As Restated, See Note 2	82,448	$330	$99,689	$917,498	$1,017,517

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at December 31, 2024	81,437	$326	$68,946	$755,310	$824,582
Net income	—	—	—	44,779	44,779
Stock options exercised and restricted stock awards granted	535	2	10,023	—	10,025
Share-based compensation	—	—	8,795	—	8,795
Stock repurchased and retired	(463)	(2)	(39,157)	—	(39,159)
Dividends	—	—	—	(16,276)	(16,276)
Balances at June 30, 2025	81,509	326	48,607	783,813	832,746

	Three Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at March 31, 2026	81,851	$327	$71,913	$858,617	$930,857
Net income	—	—	—	67,112	67,112
Stock options exercised and restricted stock awards granted	606	3	26,035	—	26,038
Share-based compensation	—	—	3,006	—	3,006
Stock repurchased and retired	(9)	—	(1,265)	—	(1,265)
Dividends	—	—	—	(8,231)	(8,231)
Balances at June 30, 2026 As Restated, See Note 2	82,448	$330	$99,689	$917,498	$1,017,517

	Three Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at March 31, 2025	81,348	$325	$39,020	$776,507	$815,852
Net income	—	—	—	15,487	15,487
Stock options exercised and restricted stock awards granted	170	1	5,668	—	5,669
Share-based compensation	—	—	4,774	—	4,774
Stock repurchased and retired	(9)	—	(855)	—	(855)
Dividends	—	—	—	(8,181)	(8,181)
Balances at June 30, 2025	81,509	$326	$48,607	$783,813	$832,746

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(As Restated, See Note 2)
Operating Activities	(in thousands)
Net income	$103,575	$44,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	46,718	38,879
Amortization of debt issuance costs	84	128
Amortization of right of use assets	91	69
(Recoveries of) Provision for losses on accounts receivable, net of adjustments	(62)	270
Provision for losses on contract assets, net of adjustments	—	200
Provision for excess and obsolete inventories, net of write-offs	1,225	288
Share-based compensation	10,702	8,795
Other	—	(71)
Deferred income taxes	6,808	(2,423)
Changes in assets and liabilities:
Accounts receivable	(46,314)	(23,409)
Income tax receivable	10,142	(3,187)
Inventories	(71,402)	(47,848)
Contract assets	(22,575)	(97,963)
Prepaid expenses and other long-term assets	6,284	(68)
Accounts payable	63,877	36,397
Contract liabilities	(67,918)	18,839
Extended warranties	7,075	(148)
Accrued liabilities and other long-term liabilities	6,658	(4,567)
Net cash provided by (used in) operating activities	54,968	(31,040)
Investing Activities
Capital expenditures	(97,282)	(82,515)
Grant proceeds received	1,650	—
Proceeds from sale of property, plant and equipment	—	40
Acquisition of intangible assets	(5,292)	(7,042)
Principal payments from note receivable	—	25
Net cash used in investing activities	(100,924)	(89,492)
Financing Activities
Borrowings of debt	597,485	415,126
Payments of debt	(560,805)	(252,982)
Proceeds from financing obligation, net of issuance costs	12,908	—
Payment related to financing costs	(399)	(1,395)
Stock options exercised	29,100	10,025
Repurchase of stock - open market	—	(29,992)
Repurchases of stock - LTIP plans (Note 18)	(4,468)	(9,167)
Cash dividends paid to stockholders	(16,377)	(16,276)
Net cash provided by financing activities	57,444	115,339
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,488	(5,193)
Cash, cash equivalents, and restricted cash, beginning of period	1,239	6,514
Cash, cash equivalents, and restricted cash, end of period	$12,727	$1,321
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
Our financial statements consolidate all of our affiliated entities in which we have a controlling financial interest. Because we hold certain rights that give us the power to direct the activities of eight variable interest entities (“VIEs”) (Note 19 that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in those VIEs.
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
Following is a summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheet as of June 30, 2026 as well as the effects of these changes on the Company’s condensed statements of income and segment reporting for the three and six months ended June 30, 2026.
The effects of the restatement on the Consolidated Balance Sheet are summarized in the following table:

	As of June 30, 2026
	As Previously Reported	Adjustments	As Restated
Assets	(in thousands)
Current assets:
Income tax receivable	19,212	(1,909)	17,303
Contract assets, net	258,873	10,739	269,612
Total current assets	995,020	8,830	1,003,850
Property, plant and equipment, net	682,779	(661)	682,118
Intangible assets, net and goodwill	167,893	(1,341)	166,552
Total assets	$1,863,683	$6,828	$1,870,511
Accrued liabilities	138,267	742	139,009
Total current liabilities	330,271	742	331,013
Deferred tax liabilities	38,136	(1,015)	37,121
Stockholders' equity:
Retained earnings	910,397	7,101	917,498
Total stockholders' equity	1,010,416	7,101	1,017,517
Total liabilities and stockholders' equity	$1,863,683	$6,828	$1,870,511

The effects of the restatement on the Consolidated Statement of Income for the three months ended June 30, 2026, are summarized in the following table:

	For the Three Months Ended June 30, 2026
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net sales	$626,976	$15,151	$642,127
Gross profit	152,491	15,151	167,642
Selling, general and administrative expenses	83,607	2,360	85,967
Income from operations	68,884	12,791	81,675
Income before taxes	62,847	12,791	75,638
Income tax provision	6,188	2,338	8,526
Net income	$56,659	$10,453	$67,112

Earnings per share:
Basic EPS	$0.69	$0.13	$0.82
Diluted EPS	$0.68	$0.12	$0.80
The effects of the restatement on the Consolidated Statement of Income for the six months ended June 30, 2026, are summarized in the following table:

	For the Six Months Ended June 30, 2026
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net sales	$1,123,912	$10,740	$1,134,652
Gross profit	277,456	10,740	288,196
Selling, general and administrative expenses	151,513	2,745	154,258
Income from operations	125,943	7,995	133,938
Income before taxes	114,928	7,995	122,923
Income tax provision	18,454	894	19,348
Net income	$96,474	$7,101	$103,575

Earnings per share:
Basic EPS	$1.17	$0.09	$1.26
Diluted EPS	$1.15	$0.09	$1.24
The effects of the restatement on the Consolidated Statement of Cash flows for the six months ended June 30, 2026, are summarized in the following table:

	Six Months Ended June 30, 2026
	As Previously Reported	Adjustments	As Restated
Operating Activities	(in thousands)
Net Income	$96,474	$7,101	$103,575

Depreciation and amortization	44,716	2,002	46,718
Deferred income taxes	7,823	(1,015)	6,808
Income tax receivable	8,233	1,909	10,142
Contract assets	(11,836)	(10,739)	(22,575)
Accrued liabilities and other long-term liabilities	5,916	742	6,658

The restatement impacts to the Company’s segment information are presented below:

	For the Three Months Ended June 30, 2026
	As Previously Reported	Adjustments	As Restated
	(in thousands)
AAON Coil Products		$—
External sales	$146,680	$5,602	$152,282
Net sales	$146,680	$5,602	$152,282
Gross profit	$23,538	$5,602	$29,140
BASX		$—
External sales	$218,020	$9,549	$227,569
Net sales	$218,020	$9,549	$227,569
Gross profit	$65,336	$9,549	$74,885
Consolidated gross profit	$152,491	$15,151	$167,642

	Six Months Ended June 30,
	As Previously Reported	Adjustments	As Restated
	(in thousands)
AAON Coil Products		$—
External sales	264,291	(10,355)	253,936
Net sales	264,291	(10,355)	253,936
Gross profit	51,840	(10,355)	41,485
BASX		$—
External sales	353,378	21,095	374,473
Net sales	353,378	21,095	374,473
Gross profit	97,727	21,095	118,822
Consolidated gross profit	$277,456	$10,740	$288,196
3. Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 22) by major product brand, net of intercompany sales eliminations.

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products

	Three Months Ended June 30, 2026
	AAON Oklahoma	AAON Coil Products	BASX	Total
	As Restated, See Note 2
	(in thousands)
AAON-branded Products	$262,169	$20,037	$—	$282,206
BASX-branded Products	107	132,245	227,569	359,921
Total	$262,276	$152,282	$227,569	$642,127

	Three Months Ended June 30, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$185,120	$17,405	$—	$202,525
BASX-branded Products	—	41,060	67,982	109,042
Total	$185,120	$58,465	$67,982	$311,567

	Six Months Ended June 30, 2026
	AAON Oklahoma	AAON Coil Products	BASX	Total
	As Restated, See Note 2
	(in thousands)
AAON-branded Products	$506,136	$44,421	$—	$550,557
BASX-branded Products	107	209,515	374,473	584,095
Total	$506,243	$253,936	$374,473	$1,134,652

	Six Months Ended June 30, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$346,958	$45,060	$—	$392,018
BASX-branded Products	—	107,428	134,175	241,603
Total	$346,958	$152,488	$134,175	$633,621

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
4. Contract Assets and Liabilities
Opening and closing balances of contract assets and contract liabilities are as follows:

	June 30, 2026	December 31, 2025
	As Restated, See Note 2
	(in thousands)
Contract assets	$270,211	$247,635
Less: Allowance for credit losses	599	598
Contract assets, net	269,612	247,037

Contract liabilities	(12,752)	(80,670)
Total, net	$256,860	$166,367

Costs and estimated earnings on uncompleted contracts and related billings are as follows:

	June 30, 2026	June 30, 2025
	As Restated, See Note 2
	(in thousands)
Costs incurred on uncompleted contracts	$439,706	$162,227
Estimated earnings	365,692	136,447
Total	805,398	298,674

Less: Contract billings to date	561,295	106,838
Less: Allowance for credit losses	599	599
Plus: Completed contracts, unbilled	13,356	8,195
Total, net	$256,860	$199,432
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

The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$334,805	$265,427
Work in process	$2,255	$475
Finished goods	$837	$593
Total, gross	337,897	266,495
Less: Allowance for excess and obsolete inventories	$6,569	5,344
Total, net	$331,328	$261,151

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$6,045	$5,249	$5,344	$5,192
Provision for excess and obsolete inventories	636	234	1,389	632
Inventories written off	(112)	(3)	(164)	(344)
Balance, end of period	$6,569	$5,480	$6,569	$5,480
8. Property, Plant and Equipment
Our property, plant and equipment consist of the following:

	June 30, 2026	December 31, 2025
	As Restated, See Note 2
Property, plant and equipment:	(in thousands)
Land	$17,148	$17,148
Buildings	381,710	366,919
Machinery & equipment	601,672	555,801
Furniture and fixtures	81,654	63,909
Total property, plant and equipment	1,082,184	1,003,777
Less: Accumulated depreciation	400,066	372,515
Property, plant and equipment, net	$682,118	$631,262
Depreciation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	As Restated, See Note 2		As Restated, See Note 2
	(in thousands)
Depreciation expense	$23,322	$18,267	$43,516	$35,135

9. Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	June 30, 2026	December 31, 2025
	As Restated, See Note 2
Definite-lived intangible assets	(in thousands)
Intellectual property	$11,750	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	39,457	34,802
Less: Accumulated amortization	28,665	25,463
Definite-lived intangible assets, net	70,089	69,336

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$84,660	$83,907

Amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	As Restated, See Note 2		As Restated, See Note 2
	(in thousands)
Amortization expense	$1,660	$1,669	$3,202	$3,744

The weighted-average amortization period for definite-lived intangible assets are as follows as of June 30, 2026:

(in years)
Intellectual property	17.5
Customer relationships	9.4
Capitalized internal-use software	7.2
Definite-lived intangible assets	10.2
Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2026	$3,453
2027	6,850
2028	6,285
2029	5,903
2030	4,975
Thereafter	25,465
Total future amortization expense	52,931
Internal-use software projects in process	17,158
Total	$70,089

Goodwill
The changes in the carrying amount of goodwill were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Balance, beginning of period	$81,892	$81,892
Decreases due to acquisition adjustments	—	—
Balance, end of period	$81,892	$81,892
10. Supplemental Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Supplemental disclosures:	(in thousands)
Interest paid	$5,962	$3,713	$10,891	$6,226

Operating activities - other:
Gain on disposal of assets	$—	$—	$—	$(40)
Foreign currency transaction gain	—	(22)	—	(23)
Interest loss on note receivable	—	(4)	—	(8)
Total, other	$—	$(26)	$—	$(71)

Non-cash investing and financing activities:
Non-cash capital expenditures	$(1,924)	$(10,285)	$(2,597)	$600
Income taxes paid (net of refund) during the three months ended June 30, 2026 and 2025, disaggregated by jurisdiction:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
U.S. Federal	$—	$10,000	$(104)	$10,000
California	462	136	462	136
Illinois	—	160		160
Indiana	—	673		673
Maryland	119	—	119
Minnesota	98	—	148
New Jersey	139	—	139
New York	—	56		326
Pennsylvania	486	424	568	515
Texas	—	201		201
Virginia	402	271	402	293
Other States	665	358	665	513
Total	$2,371	$12,279	$2,399	$12,817
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
Changes in the warranty accrual are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty accrual:	(in thousands)
Balance, beginning of period	$31,447	$23,610	$29,965	$24,341
Payments made	(5,803)	(3,447)	(10,234)	(7,389)
Warranty expense	10,987	3,599	16,900	6,810
Balance, end of period	$36,631	$23,762	$36,631	$23,762

Warranty expense by reportable segment (Note 22) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
AAON Oklahoma	$6,067	$2,710	$10,539	$4,877
AAON Coil Products	3,327	461	4,541	860
BASX	1,593	428	1,820	1,073
Total	$10,987	$3,599	$16,900	$6,810

12. Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	June 30, 2026	December 31, 2025
	As Restated, See Note 2
	(in thousands)
Warranty	$36,631	$29,965
Due to representatives	15,247	25,535
Payroll	33,966	27,156
Profit sharing	7,665	3,581
Medical self-insurance	5,224	4,844
Customer prepayments	1,369	6,856
Employee vacation time	17,319	15,408
Extended warranties, ST	3,380	3,365
Operating lease liability ST	3,385	3,262
Property tax	4,075	143
Other	10,748	12,098
Total	$139,009	$132,213
Other long-term liabilities were comprised of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Lease liability	$13,699	$15,529
Extended warranties	14,830	7,770
Total	$28,529	$23,299

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
Debt Covenants
At June 30, 2026, we were in compliance with our financial covenants as defined by the Amended Loan Agreement. These covenants included a financial covenant that we meet certain parameters related to our leverage ratio. At June 30, 2026, our leverage ratio was 1.41 to 1.0, which meets the requirement of not being above 3 to 1.

14. Income Taxes
Income Tax Provision (Benefit)
The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	As Restated, See Note 2		As Restated, See Note 2
	(in thousands)
Current Federal	$3,529	$9,367	$8,003	$7,335
Current State	1,862	3,050	4,538	$2,297
Deferred Federal	4,346	(6,795)	10,025	$(2,185)
Deferred State	(1,211)	(1,604)	(3,218)	$(238)
Income tax provision	$8,526	$4,018	$19,348	$7,209
The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate before the provision for income taxes.
Rate Reconciliation
The following table reconciles the U.S federal statutory income tax rate to the Company’s effective income tax rate for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
	As Restated, See Note 2				As Restated, See Note 2
	(in thousands)
Federal statutory rate	$15,884	21.0%	$4,096	21.0%	$25,814	21.0%	$10,917	21.0%
State income taxes, net of Federal benefit	1,923	2.5	932	4.8	4,151	3.4	2,593	5.0
State tax credits	(1,728)	(2.3)	—	—	(2,227)	(1.8)	—	—
Changes in tax laws in current period	117	0.2	—	—	205	0.2	—	—
Excess tax benefits related to share-based compensation (Note 14)	(11,279)	(14.9)	(1,856)	(9.5)	(12,082)	(9.8)	(9,020)	(17.3)
Return to provision	(1,568)	(2.1)	429	2.2	(1,568)	(1.3)	429	0.8
Changes in valuation allowance	1,945	2.6	—	—	1,945	1.6	—	—
Non-deductible executive compensation	4,523	6.0	756	3.9	5,314	4.3	3,069	5.9
Research and development tax credits	(670)	(0.9)	(775)	(4.0)	(1,195)	(1.0)	(1,550)	(3.0)
Other	(621)	(0.8)	436	2.2	(1,009)	(0.8)	771	1.5
Effective tax rate	8,526	11.3%	4,018	20.6%	19,348	15.7%	7,209	13.9%
The Company’s effective tax rate differs from the statutory rate primarily due to the excess tax benefits of stock transactions and state taxes. Pretax income is all domestic and there are no foreign income effects. No state jurisdictions individually meet the 5% disaggregation threshold. State taxes in Oregon, North Dakota, and Pennsylvania for the three and six months ended June 30, 2026, and state taxes in Oregon, Indiana, Pennsylvania, and Virginia for the three and six months ended June 30, 2025, contributed to the majority (greater than 50%) of the tax effect in the state and local income tax category.

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
Summary of Share-based Compensation
A summary of share-based compensation is as follows:

	Six Months Ended June 30,
	2026	2025
Grant date fair value of awards during the period:	(in thousands)
Options	$18,458	$11,809
PSUs	$7,620	3,501
Restricted stock	$10,685	7,184
Total	$36,763	$22,494

	Six Months Ended June 30,
	2026	2025
Stock-based compensation expense:	(in thousands)
Options	$5,316	$4,066
PSUs	2,082	2,186
Restricted stock	3,304	2,543
Total	$10,702	$8,795

	Six Months Ended June 30,
	2026	2025
Income tax benefit related to share-based compensation	(in thousands)
Options	$11,778	$4,994
PSUs	(65)	3,334
Restricted stock	369	692
Total	$12,082	$9,020

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	As Restated, See Note 2		As Restated, See Note 2
	(in thousands)
Profit sharing bonus plan	$8,111	$2,038	$13,346	$5,335
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	As Restated, See Note 2		As Restated, See Note 2
Numerator:	(in thousands, except share and per share data)
Net income	$67,112	$15,487	$103,575	$44,779
Denominator:
Basic weighted average shares	82,189,734	81,441,511	82,213,148	81,456,845
Effect of dilutive shares related to stock based compensation[1]	1,531,465	1,514,702	1,477,408	1,696,943
Diluted weighted average shares	83,721,199	82,956,213	83,690,556	83,153,788
Earnings per share:
Basic	$0.82	$0.19	$1.26	$0.55
Diluted	$0.80	$0.19	$1.24	$0.54
Anti-dilutive shares:
Shares	561,965	747,383	605,311	427,819
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	As Restated, See Note 2		As Restated, See Note 2
	(in thousands)
AAON Oklahoma
External sales	$262,276	$185,120	$506,243	$346,958
Inter-segment sales	91,359	5,318	135,868	9,157
Eliminations	(91,359)	(5,318)	(135,868)	(9,157)
Net sales	262,276	185,120	506,243	346,958
Cost of sales[1]	198,659	131,603	378,354	252,841
Gross profit	63,617	53,517	127,889	94,117
AAON Coil Products
External sales	$152,282	$58,465	$253,936	$152,488
Inter-segment sales	7,660	3,439	14,478	7,018
Eliminations	(7,660)	(3,439)	(14,478)	(7,018)
Net sales	152,282	58,465	253,936	152,488
Cost of sales[1]	123,142	48,236	212,451	112,401
Gross profit	29,140	10,229	41,485	40,087
BASX
External sales	$227,569	$67,982	$374,473	$134,175
Inter-segment sales	558	507	556	550
Eliminations	(558)	(507)	(556)	(550)
Net sales	227,569	67,982	374,473	134,175
Cost of sales[1]	152,684	48,999	255,651	99,286
Gross profit	74,885	18,983	118,822	34,889
Consolidated gross profit	$167,642	$82,729	$288,196	$169,093
1 Presented after intercompany eliminations.

The reconciliation between consolidated gross profit to consolidated income from operations is as follows:

Consolidated gross profit	$167,642	$82,729	$288,196	$169,093
Less: Selling, general and administrative expenses	85,967	59,147	154,258	110,440
Add: loss on disposal of assets	—	—	—	40
Consolidated income from operations	$81,675	$23,582	$133,938	$58,693

The following table presents long-lived assets by reportable segment, which includes property and equipment, net and operating lease assets:

	June 30, 2026	December 31, 2025
	As Restated, See Note 2
Long-lived assets	(in thousands)
AAON Oklahoma	$443,853	$400,316
AAON Coil Products	158,116	157,752
BASX	96,339	91,182
Total long-lived assets	$698,308	$649,250

The following table presents intangible assets and goodwill, net, by reportable segment:

	June 30, 2026	December 31, 2025
	As Restated, See Note 2
Intangible assets and goodwill	(in thousands)
AAON Oklahoma	$27,266	$25,600
AAON Coil Products	5,043	4,235
BASX	134,243	135,964
Total intangible assets and goodwill	$166,552	$165,799

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

Backlog

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products
The following table shows our historical backlog levels:

	June 30, 2026	December 31, 2025	June 30, 2025
	As Restated, See Note 2
	(in thousands)
AAON-branded Products	$540,465	$526,350	$494,214
BASX-branded Products	1,419,822	1,302,145	501,106
Total Backlog	$1,960,287	$1,828,495	$995,320
At June 30, 2026, our consolidated backlog is $1,960.3 million, an increase of 97.0%, or $965.0 million, as compared to June 30, 2025. Backlog is up from a year ago for both AAON-branded products and BASX-branded products with BASX-branded products increasing 183.3%, or $918.7 million, when compared to June 30, 2025. Most of these orders were associated with the BASX-branded data center liquid cooling solutions.
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(As Restated, See Note 2)		(As Restated, See Note 2)
	(in thousands, except per share data)
Net sales	$642,127	$311,567	$1,134,652	$633,621
Cost of sales	474,485	228,838	846,456	464,528
Gross profit	167,642	82,729	288,196	169,093
Selling, general and administrative expenses	85,967	59,147	154,258	110,440
Gain on disposal of assets	—	—	—	(40)
Income from operations	$81,675	$23,582	133,938	58,693
Interest expense	(6,195)	(4,009)	(11,250)	(6,811)
Other income (expense), net	158	(68)	235	106
Income before taxes	75,638	19,505	122,923	51,988
Income tax provision	8,526	4,018	19,348	7,209
Net income	$67,112	$15,487	$103,575	$44,779
The following are highlights of our results of operations, cash flows, and financial condition:
•Net sales for the three months ended June 30, 2026 grew 106.1% to $642 million driven by the strong demand and growth of our BASX-branded products. BASX-branded products increased 230.1%, or $250.9 million when compared to the three months ended June 30, 2025. Net sales of AAON-branded products also increased 39.3%, to $282.2 million for the three months ended June 30, 2026. This growth is driven by the robust backlog and increased production throughput from our capacity investment and operational improvements.
•As a percent of sales, SG&A has declined from 19.0% for the three months ended June 30, 2025 to 13.4% for the three months ended June 30, 2026, demonstrating strong operating leverage and disciplined cost management.

•We have a strong balance sheet with a leverage ratio of 1.41 and available borrowings under our Revolver of $163.7 million.
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
Segment Operating Results for Three Months Ended June 30, 2026 and Three Months Ended June 30, 2025

	Three Months Ended
	June 30, 2026	Percent of Sales[1]	June 30, 2025	Percent of Sales[1]	$ Change	% Change
	As Restated, See Note 2
	(in thousands)
Net Sales[2]
AAON Oklahoma	$262,276	40.8%	$185,120	59.4%	$77,156	41.7%
AAON Coil Products	152,282	23.7%	58,465	18.8%	93,817	160.5%
BASX	227,569	35.4%	67,982	21.8%	159,587	234.7%
Net sales	$642,127		$311,567		$330,560	106.1%

Cost of Sales[2]
AAON Oklahoma	$198,659	75.7%	131,603	71.1%	$67,056	51.0%
AAON Coil Products	123,142	80.9%	48,236	82.5%	74,906	155.3%
BASX	152,684	67.1%	48,999	72.1%	103,685	211.6%
Cost of sales	$474,485	73.9%	$228,838	73.4%	$245,647	107.3%

Gross Profit[2]
AAON Oklahoma	$63,617	24.3%	$53,517	28.9%	$10,100	18.9%
AAON Coil Products	29,140	19.1%	10,229	17.5%	18,911	184.9%
BASX	74,885	32.9%	18,983	27.9%	55,902	294.5%
Gross profit	$167,642	26.1%	$82,729	26.6%	$84,913	102.6%
1 Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.
2 Presented after intercompany eliminations.
Total net sales increased $330.6 million, or 106.1%. AAON Oklahoma had net sales of $262.3 million, an increase of 41.7% compared to the same period in the prior year. This increase was driven by the strong backlog entering the quarter and a successful ramp up of production. Sales were up 160.5% at AAON Coil Products, primarily driven by growth in BASX-branded products of $91.2 million for a large liquid cooling data center. BASX net sales were up 234.7% to $227.6 million due to the continued demand for data center solutions and increasing production out of our Memphis facility.
Gross profit margin decreased to 26.1% of sales from 26.6%. AAON Oklahoma’s decrease in gross profit margin is driven by the additional overhead from our Memphis plant. Memphis is part of AAON Oklahoma, building intercompany sales for the BASX segment at cost. As such, the sales and gross profit from orders completed in Memphis are reflected in the BASX segment, but the additional overhead cost of running the plant is reflected in the AAON Oklahoma segment. Memphis contributed $18.1 million and $3.0 million in cost of sales to the AAON Oklahoma segment for the three months ended June 30, 2026 and 2025, respectively. AAON Coil Products gross profit margin increased slightly to 19.1% from 17.5% as a result higher volume. BASX gross profit margin increased to 32.9% from 27.9% given the additional volumes and ramp from our Memphis plant.
As shown in the table below, we have experienced fluctuations in the cost of several raw materials.

Raw Material Costs
Three-month average raw material cost per pound as of June 30:

	2026	2025	% Change
Copper	$7.61	$6.04	26.0%
Galvanized steel	$0.57	$0.59	(3.4)%
Stainless steel	$1.61	$1.94	(17.0)%
Aluminum	$2.57	$2.34	9.8%
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Percent of Sales
	2026	2025	2026	2025
	As Restated, See Note 2
	(in thousands)
Warranty	$10,991	$3,599	1.7%	1.2%
Profit sharing	8,111	2,038	1.3%	0.7%
Salaries & benefits	30,343	17,125	4.7%	5.5%
Stock compensation	2,091	3,133	0.3%	1.0%
Advertising	915	2,120	0.1%	0.7%
Depreciation & amortization	10,407	7,342	1.6%	2.4%
Insurance	2,659	2,111	0.4%	0.7%
Professional fees	1,250	1,775	0.2%	0.6%
Memphis incentive fee	1,448	3,405	0.2%	1.1%
Travel	2,400	3,649	0.4%	1.2%
Consulting	3,839	6,412	0.6%	2.1%
Other	11,513	6,438	1.8%	2.1%
Total SG&A	$85,967	$59,147	13.4%	19.0%
Selling, general and administrative expenses increased $26.8 million for the three months ended June 30, 2026, from the prior year period. Salaries and benefits have increased as we add additional headcount to help build out our organizational capacity for future growth along with additional bonuses and employee incentives due to better earnings. Warranty is up $7.4 million due to an increase in our historical claims. Profit sharing is up reflecting improved earnings versus the comparative quarter.
Income Taxes

	Three Months Ended June 30,		Effective Tax Rate
	2026	2025	2026	2025
	As Restated, See Note 2
	(in thousands)
Income tax provision	$8,526	$4,018	11.3%	20.6%
The Company’s estimated annual 2026 effective tax rate, excluding discrete events, is expected to be approximately 25.0%. Discrete events such as excess tax benefits related to stock compensation and various tax credits consistently provide a benefit, keeping our actual effective rate lower than the stated 25.0%.

Segment Operating Results for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended
	June 30, 2026	Percent of Sales[1]	June 30, 2025	Percent of Sales[1]	$ Change	% Change
	As Restated, See Note 2
	(in thousands)
Net Sales[2]
AAON Oklahoma	$506,243	44.6%	$346,958	54.8%	$159,285	45.9%
AAON Coil Products	253,936	22.4%	152,488	24.1%	101,448	66.5%
BASX	374,473	33.0%	134,175	21.2%	240,298	179.1%
Net sales	$1,134,652		$633,621		$501,031	79.1%

Cost of Sales[2]
AAON Oklahoma	$378,354	74.7%	252,841	72.9%	$125,513	49.6%
AAON Coil Products	212,451	83.7%	112,401	73.7%	100,050	89.0%
BASX	255,651	68.3%	99,286	74.0%	156,365	157.5%
Cost of sales	$846,456	74.6%	$464,528	73.3%	$381,928	82.2%

Gross Profit[2]
AAON Oklahoma	$127,889	25.3%	$94,117	27.1%	$33,772	35.9%
AAON Coil Products	41,485	16.3%	40,087	26.3%	1,398	3.5%
BASX	118,822	31.7%	34,889	26.0%	83,933	240.6%
Gross profit	$288,196	25.4%	$169,093	26.7%	$119,103	70.4%
1 Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.
2 Presented after intercompany eliminations.
Total net sales increased $501.0 million, or 79.1% driven by growth across all segments. AAON Oklahoma saw significant improvement with an increase of $159.3 million in net sales driven by increased production out of the Tulsa facility and a stronger backlog heading into 2026. AAON-branded products were impacted in the first quarter of 2025 due to the change in refrigerant and then in the second quarter due to a lack of coils from AAON Coil Products. The $101.4 million increase in net sales for AAON Coil Products is due to sales of BASX-branded products for liquid cooling data center orders. Additionally, AAON Coil Products was impacted in 2025 by disruption caused by the transition to a new Enterprise Resource Planning (“ERP”) on April 1st. BASX net sales are up $240.3 million due to the production of BASX-branded products from our Memphis facility.
Gross profit as a percentage of sales is down at 25.4% compared to 26.7% in the same period a year ago. AAON Oklahoma gross profit margin is down to 25.3% due to overhead costs from our ramping Memphis facility. The approximate overhead related to the Memphis plant is $28.0 million. and $5.3 million for the six months ended June 30, 2026 and 2025, respectively. AAON Coil Products gross profit margin decreased to 16.3% from 26.3% due to inefficiencies from supply chain challenges and ramping up after a year-end wall-to-wall inventory. BASX gross profit margin increased due to the additional volume from the Memphis plant.
Raw Material Costs
Six-month average raw material cost per pound as of June 30:

	2026	2025	% Change
Copper	$6.48	$5.99	8.2%
Galvanized steel	$0.56	$0.58	(3.4)%
Stainless steel	$1.65	$1.92	(14.1)%
Aluminum	$2.84	$2.36	20.3%

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Percent of Sales
	2026	2025	2026	2025
	As Restated, See Note 2
	(in thousands)
Warranty	$16,899	$6,810	1.5%	1.1%
Profit sharing	13,346	5,335	1.2%	0.8%
Salaries & benefits	52,974	33,554	4.7%	5.3%
Stock compensation	7,079	5,747	0.6%	0.9%
Advertising	1,642	2,671	0.1%	0.4%
Depreciation & amortization	17,944	14,228	1.6%	2.2%
Insurance	5,354	4,167	0.5%	0.7%
Professional fees	2,835	3,262	0.2%	0.5%
Memphis incentive fee	1,448	6,105	0.1%	1.0%
Travel	5,286	6,030	0.5%	1.0%
Consulting	8,629	10,100	0.8%	1.6%
Other	20,822	12,431	1.8%	2.0%
Total SG&A	$154,258	$110,440	13.6%	17.4%
Selling, general and administrative expenses as a percentage of sales are down year-over-year to 13.6% from 17.4% in 2025. The dollar increase of $43.8 million is primarily driven by higher salaries and benefits, including profit sharing and stock compensation. Profit sharing is up as a result of our higher earnings in the period. Salaries and benefits have increased due to increased headcount as well as due to additional employee bonuses and incentives. Warranty has increased due to increases in sales and higher historical claims.
Income Taxes

	Six Months Ended June 30,		Effective Tax Rate
	2026	2025	2026	2025
	As Restated, See Note 2
	(in thousands)
Income tax provision	$19,348	$7,209	15.7%	13.9%
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
At June 30, 2026, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At June 30, 2026, our leverage ratio was 1.41 to 1.0, which meets the requirement of not being above 3 to 1.
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

	Six Months Ended June 30,
	2026	2025
	As Restated, See Note 2
	(in thousands)
Operating Activities
Net income	$103,575	$44,779
Income statement adjustments, net	65,566	46,135
Changes in assets and liabilities:
Accounts receivable	(46,314)	(23,409)
Income taxes	10,142	(3,187)
Inventories	(71,402)	(47,848)
Contract assets	(22,575)	(97,963)
Prepaid expenses and other long-term assets	6,284	(68)
Accounts payable	63,877	36,397
Contract liabilities	(67,918)	18,839
Extended warranties	7,075	(148)
Accrued liabilities & other long-term liabilities	6,658	(4,567)
Net cash provided by (used in) operating activities	54,968	(31,040)
Investing Activities
Capital expenditures	(97,282)	(82,515)
Acquisition of intangible assets	(5,292)	(7,042)
Grant proceeds received	1,650	—
Other	—	65
Net cash used in investing activities	(100,924)	(89,492)
Financing Activities
Proceeds from financing obligations, net of issuance costs	12,908	—
Payment related to financing costs	(399)	(1,395)
Borrowings of debt	597,485	415,126
Payments of debt	(560,805)	(252,982)
Stock options exercised	29,100	10,025
Repurchase of stock	—	(29,992)
Employee taxes paid by withholding shares	(4,468)	(9,167)
Cash dividends paid to stockholders	(16,377)	(16,276)
Net cash provided by financing activities	$57,444	$115,339
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

In 2023, the Company executed a five-year purchase commitment for refrigerants. For the three months ended June 30, 2026 and 2025, the Company made payments of $1.5 million and $1.5 million on this contract, respectively. Estimated minimum future payments are $5.8 million, and $11.2 million for 2026 and 2027, respectively.
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
Item 4.  Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. At the time of our original Q1 and Q2 Form 10Q filings, management concluded that our disclosure controls and procedures were effective. However, in light of the material weakness discussed below, management reevaluated these disclosure controls and procedures, concluding they were ineffective.
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