Form 10-Q
period 2026-09-30
AAON, INC.
filed 2026-11-09
CIK 824142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
Yes ☐                      No ☑

As of November 5, 2026, registrant had outstanding a total of 82,462,535 shares of its $.004 par value Common Stock.
2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
AAON, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$13	$13
Restricted cash	3,658	1,226
Accounts receivable, net	396,849	314,387
Income tax receivable	334	27,445
Inventories, net	376,045	261,151
Contract assets, net	279,544	247,037
Prepaid expenses and other	18,274	17,921
Total current assets	1,074,717	869,180
Property, plant and equipment, net	689,617	631,262
Intangible assets, net and goodwill	168,435	165,799
Right-of-use assets	18,955	17,988
Other long-term assets	1,672	2,281
Total assets	$1,953,396	$1,686,510

Liabilities and Stockholders' Equity
Current liabilities:
Short-term obligations of NMTC[1]	7,535	7,535
Accounts payable	182,598	110,437
Accrued liabilities	185,918	132,213
Contract liabilities	5,713	80,670
Total current liabilities	381,764	330,855
Debt, long-term	386,709	398,320
Deferred tax liabilities	44,323	30,313
Other long-term liabilities	34,484	23,299
New markets tax credit obligations[1]	21,371	8,738
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.004 par value, 200,000,000 shares authorized, 82,459,251 and 81,691,075 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	330	327
Additional paid-in capital	106,202	64,358
Retained earnings	978,213	830,300
Total stockholders' equity	1,084,745	894,985
Total liabilities and stockholders' equity	$1,953,396	$1,686,510
1 Held by variable interest entities (Note 18)
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net sales	$707,430	$384,238	$1,842,082	$1,017,859
Cost of sales	518,891	277,377	1,365,347	741,905
Gross profit	188,539	106,861	476,735	275,954
Selling, general and administrative expenses	88,559	63,230	242,817	173,670
(Gain) loss on disposal of assets	—	36	—	(4)
Income from operations	99,980	43,595	233,918	102,288
Interest expense	(5,817)	(5,153)	(17,067)	(11,964)
Other income, net	67	—	302	106
Income before taxes	94,230	38,442	$217,153	$90,430
Income tax provision	25,272	7,660	44,620	14,869
Net income	$68,958	$30,782	$172,533	$75,561
Earnings per share:
Basic EPS	$0.84	$0.38	$2.10	$0.93
Diluted EPS	$0.83	$0.37	$2.06	$0.91
Cash dividends declared per common share:	$0.10	$0.10	$0.30	$0.30
Weighted average shares outstanding:
Basic	82,454,996	81,543,105	82,217,732	81,485,914
Diluted	83,557,784	82,952,049	83,570,266	83,086,858
The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at December 31, 2025	81,691	$327	$64,358	$830,300	$894,985
Net income	—	—	—	172,533	172,533
Stock options exercised and restricted stock awards granted	814	4	29,559	—	29,563
Share-based compensation	—	—	16,886	—	16,886
Stock repurchased and retired	(46)	(1)	(4,601)	—	(4,602)
Dividends	—	—	—	(24,620)	(24,620)
Balances at September 30, 2026	82,459	$330	$106,202	$978,213	$1,084,745

	Nine Months Ended September 30, 2025
	Common Stock
	Shares		Amount		Paid-in Capital		Retained Earnings		Total
	(in thousands)
Balances at December 31, 2024	81,437	$—	$326	$—	$68,946	$—	$755,310	$—	$824,582
Net income	—	$—	—	—	—	—	75,561	—	75,561
Stock options exercised and restricted stock awards granted	621	$—	2	—	13,273	—	—	—	13,275
Share-based compensation	—	$—	—	—	13,421	—	—	—	13,421
Stock repurchased and retired	(465)	$—	(2)	—	(39,290)	—	—	—	(39,292)
Dividends	—	$—	—	—	—	—	(24,437)	—	(24,437)
Balances at September 30, 2025	81,593	—	326	—	56,350	—	806,434	—	863,110

	Three Months Ended September 30, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at June 30, 2026	82,448	$330	$99,689	$917,498	$1,017,517
Net income	—	—	—	68,958	68,958
Stock options exercised and restricted stock awards granted	13	1	463	—	464
Share-based compensation	—	—	6,184	—	6,184
Stock repurchased and retired	(2)	(1)	(134)	—	(135)
Dividends	—	—	—	(8,243)	(8,243)
Balances at September 30, 2026	82,459	$330	$106,202	$978,213	$1,084,745

	Three Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
	(in thousands)
Balances at June 30, 2025	81,509	$326	$48,607	$783,813	$832,746
Net income	—	—	—	30,782	30,782
Stock options exercised and restricted stock awards granted	86	—	3,250	—	3,250
Share-based compensation	—	—	4,626	—	4,626
Stock repurchased and retired	(2)	—	(133)	—	(133)
Dividends	—	—	—	(8,161)	(8,161)
Balances at September 30, 2025	81,593	$326	$56,350	$806,434	$863,110

AAON, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities	(in thousands)
Net income	$172,533	$75,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	73,859	58,838
Amortization of debt issuance costs	124	250
Amortization of right-of-use assets	240	118
(Recoveries of) Provision for losses on accounts receivable, net of adjustments	(128)	92
Provision for losses on contract assets, net of adjustments	—	200
Provision for excess and obsolete inventories, net of write-offs	1,745	1,025
Share-based compensation	16,886	13,421
Other	—	(32)
Deferred income taxes	14,010	23,035
Changes in assets and liabilities:
Accounts receivable	(82,334)	(118,896)
Income tax receivable	27,111	(21,393)
Inventories	(116,639)	(64,116)
Contract assets	(32,507)	(71,919)
Prepaid expenses and other long-term assets	256	(771)
Accounts payable	83,010	59,891
Contract liabilities	(74,957)	5,061
Extended warranties	10,737	431
Accrued liabilities and other long-term liabilities	52,946	20,420
Net cash provided by (used in) operating activities	146,892	(18,784)
Investing Activities
Capital expenditures	(138,097)	(128,067)
Grant proceeds received	1,650	—
Proceeds from sale of property, plant and equipment	—	275
Acquisition of intangible assets	(9,252)	(10,868)
Principal payments from note receivable	—	37
Net cash used in investing activities	(145,699)	(138,623)
Financing Activities
Borrowings of debt	925,430	658,458
Payments of debt	(937,041)	(453,449)
Proceeds from financing obligation, net of issuance costs	12,908	—
Payment related to financing costs	(399)	(1,395)
Stock options exercised	29,563	13,275
Repurchase of stock - open market	—	(29,992)
Repurchases of stock - LTIP plans (Note 17)	(4,602)	(9,300)
Cash dividends paid to stockholders	(24,620)	(24,437)
Net cash provided by financing activities	1,239	153,160
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,432	(4,247)
Cash, cash equivalents, and restricted cash, beginning of period	1,239	6,514
Cash, cash equivalents, and restricted cash, end of period	$3,671	$2,267
 The accompanying notes are an integral part of these consolidated financial statements.

AAON, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)
1. General
Basis of Presentation
AAON, Inc., is a Nevada corporation doing business as The Aaon Group, which was incorporated on August 18, 1987. Our operating subsidiaries include AAON, Inc. (“AAON Oklahoma”), an Oklahoma corporation, AAON Coil Products, Inc. (“AAON Coil Products”), a Texas corporation, and BASX, Inc. (“BASX”) an Oregon corporation (collectively, the “Company”). The accompanying unaudited consolidated financial statements of AAON, Inc. and our operating subsidiaries, all of which are wholly-owned, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”).
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill at September 30, 2026, is expected to be tax deductible in future periods. Indefinite-lived intangible assets consist of trademarks and trade names. Goodwill and indefinite-lived intangible assets are not amortized but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.
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
2. Revenue Recognition
The following tables show disaggregated net sales by reportable segment (Note 21) by major product brand, net of intercompany sales eliminations.

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products

	Three Months Ended September 30, 2026
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$283,138	$27,091	$—	$310,229
BASX-branded Products	354	165,539	231,308	397,201
Total	$283,492	$192,630	$231,308	$707,430

	Three Months Ended September 30, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$235,750	$23,700	$—	$259,450
BASX-branded Products	2,998	46,546	75,244	124,788
Total	$238,748	$70,246	$75,244	$384,238

	Nine Months Ended September 30, 2026
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$789,274	$71,512	$—	$860,786
BASX-branded Products	461	375,054	605,781	981,296
Total	$789,735	$446,566	$605,781	$1,842,082

	Nine Months Ended September 30, 2025
	AAON Oklahoma	AAON Coil Products	BASX	Total
	(in thousands)
AAON-branded Products	$582,708	$68,760	$—	$651,468
BASX-branded Products	2,998	153,974	209,419	366,391
Total	$585,706	$222,734	$209,419	$1,017,859

Aftermarket part sales (included in the AAON Product sales above) were $26.9 million and $67.7 million for the three and nine months ended September 30, 2026, as compared to $24.9 million and $60.8 million for the three and nine months ended September 30, 2025.
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
Representatives and Third-Party Products
We are responsible for billings and collections resulting from all sales transactions, including those initiated by our independent manufacturer representatives (“Representatives”). Representatives are national companies that are in the business of providing heating, ventilation, and air conditioning (“HVAC”) units and other related products and services to customers. The end user customer orders a bundled group of products and services from the Representative and expects the Representative to fulfill the order. These other related products and services may include controls purchased from another manufacturer to operate the unit, start-up services, and curbs for supporting the unit (“Third-Party Products”). All are associated with the purchase of an HVAC unit but may be provided by the Representative or another third party. Only after the specifications are agreed to by the Representative and the customer, and the decision is made to use an AAON HVAC unit, will we receive notice of the order. We establish the amount we must receive for our HVAC unit (“minimum sales price”), but do not control the total order price that is negotiated by the Representative with the end user customer. The Representatives submit the total order price to us for invoicing and collection. The total order price includes our minimum sales price and an additional amount which may include both the Representatives’ fee and amounts due for additional products and services required by the customer. The Company is considered the principal for the equipment we design and manufacture and records that revenue gross. The Company has no control over the Third-Party Products to the end customer and the Company is under no obligation related to the Third-Party Products. Amounts related to Third-Party Products are not recognized as revenue but are recorded as a liability and are included in accrued liabilities on the consolidated balance sheets.
The Representatives’ fee and Third-Party Products amounts (“Due to Representatives”) are paid only after all amounts associated with the order are collected from the customer. The amount of payments to our Representatives were $13.4 million and $48.7 million for three and nine months ended September 30, 2026, as compared to $11.1 million and $35.8 million for the three and nine months ended September 30, 2025, respectively.
3. Contract Assets and Liabilities
Opening and closing balances of contract assets and contract liabilities are as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Contract assets	$280,143	$247,635
Less: Allowance for credit losses	599	598
Contract assets, net	279,544	247,037

Contract liabilities	(5,713)	(80,670)
Total, net	$273,831	$166,367

Costs and estimated earnings on uncompleted contracts and related billings are as follows:

	September 30, 2026	September 30, 2025
	(in thousands)
Costs incurred on uncompleted contracts	$374,598	$192,207
Estimated earnings	285,410	164,859
Total	660,008	357,066

Less: Contract billings to date	414,949	180,775
Less: Allowance for credit losses	599	599
Plus: Completed contracts, unbilled	29,371	11,474
Total, net	$273,831	$187,166
Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period for the nine months ended September 30, 2026 and 2025 was $80.0 million and $11.8 million, respectively.
Typically, we expect to satisfy performance obligations relating to contracts within one year or less, however, timing of performance obligations can vary from timing of payment, production scheduling and timing of customer installation requirements. Increases in contract assets are mainly due to the increased production and increased demand for our BASX-branded products.
4. Leases
The Company leases certain administrative, manufacturing and warehousing facilities and equipment under operating lease agreements. As of September 30, 2026, the Company’s operating leases have remaining lease terms through November 2033 and a weighted average remaining term of 5.6. The discount rates used to calculate the present value of lease payments range from 1.3% to 6.6%.

	September 30, 2026	December 31, 2025
	(in thousands)
Right of use assets	$18,955	$17,988
Accrued liabilities	3,766	3,262
Other long-term liabilities	16,232	15,529

Total future lease payments as of September 30, 2026, are as follows:

(in thousands)
2026	$1,144
2027	4,931
2028	4,802
2029	3,171
2030	3,001
Thereafter	6,468
Total minimum lease obligations	$23,517
Less: interest	3,519
Less: current portion	3,766
Lease obligations, long-term	$16,232

5. Accounts Receivable
Accounts receivable and the related allowance for credit losses are as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Accounts receivable	$398,029	$315,695
Less: Allowance for credit losses	1,180	1,308
Total, net	$396,849	$314,387

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance for credit losses:	(in thousands)
Balance, beginning of period	$1,222	$1,308	$1,308	$1,038
Provisions for expected credit losses, net of adjustments	(42)	(75)	(54)	302
Accounts receivable recoveries (write offs)	—	97	(74)	(10)
Balance, end of period	$1,180	$1,330	$1,180	$1,330
6. Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We establish an allowance for excess and obsolete inventories based on product line changes, the feasibility of substituting parts and the need for supply and replacement parts.
The components of inventories and the related changes in the allowance for excess and obsolete inventories are as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$381,931	$265,427
Work in process	484	475
Finished goods	719	593
Total, gross	383,134	266,495
Less: Allowance for excess and obsolete inventories	7,089	5,344
Total, net	$376,045	$261,151

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance for excess and obsolete inventories:	(in thousands)
Balance, beginning of period	$6,569	$5,480	$5,344	$5,192
Provision for excess and obsolete inventories	736	785	2,125	1,417
Inventories written off	(216)	(48)	(380)	(392)
Balance, end of period	$7,089	$6,217	$7,089	$6,217

7. Property, Plant and Equipment
Our property, plant and equipment consist of the following:

	September 30, 2026	December 31, 2025
Property, plant and equipment:	(in thousands)
Land	$17,159	$17,148
Buildings	331,761	334,553
Machinery & equipment	630,505	555,801
Furniture and fixtures	81,603	63,909
Construction in process	29,670	32,366
Total property, plant and equipment	1,090,698	1,003,777
Less: Accumulated depreciation	401,081	372,515
Property, plant and equipment, net	$689,617	$631,262
Depreciation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Depreciation expense	$25,334	$18,419	$68,850	$53,554
8. Intangible Assets and Goodwill
Intangible Assets
Our intangible assets consist of the following:

	September 30, 2026	December 31, 2025
Definite-lived intangible assets	(in thousands)
Intellectual property	$12,451	$12,450
Customer relationships	47,547	47,547
Capitalized internal-use software	42,446	34,802
Less: Accumulated amortization	30,472	25,463
Definite-lived intangible assets, net	71,972	69,336

Indefinite-lived intangible assets
Trademarks	14,571	14,571
Total intangible assets, net	$86,543	$83,907

Amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Amortization expense	$1,807	$1,540	$5,009	$5,284

The weighted-average amortization period for definite-lived intangible assets are as follows as of September 30, 2026:

(in years)
Intellectual property	18.1
Customer relationships	9.2
Capitalized internal-use software	6.8
Definite-lived intangible assets	9.9
Total future amortization expense for finite-lived intangible assets was estimated as follows:

(in thousands)
2026	$1,819
2027	7,108
2028	6,590
2029	5,959
2030	5,342
Thereafter	26,505
Total future amortization expense	53,323
Internal-use software projects in process	18,649
Total	$71,972
Goodwill
The changes in the carrying amount of goodwill were as follows:

	September 30, 2026	December 31, 2025	December 31, 2024
	(in thousands)
Balance, beginning of period	$81,892	$81,892	$81,892
Balance, end of period	$81,892	$81,892	$81,892
9. Supplemental Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Supplemental disclosures:	(in thousands)
Interest paid	$5,575	$4,831	$16,466	$11,057

Operating activities - other:
(Gain) loss on disposal of assets	$—	$36	$—	$(4)
Foreign currency transaction (gain) loss	—	8	—	(15)
Interest loss on note receivable	—	(5)	—	(13)
Total, other	$—	$39	$—	$(32)

Non-cash investing and financing activities:
Non-cash capital expenditures	$(8,252)	$4,604	$(10,849)	$5,204

Income taxes paid (net of refund) during the three and nine months ended September 30, 2026 and 2025, disaggregated by jurisdiction:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
U.S. Federal	$(629)	$—	$(733)	$10,000
U.S State and local	—	—	—	—
California	—	4	462	140
Illinois	—	—	—	160
Indiana	—	—	—	673
Maryland	145	—	264	—
Minnesota	(148)	—	—	—
New Jersey	(139)	—	—	—
New York	—	—	—	326
Oregon	1,138	—	1,138	—
Pennsylvania	(20)	—	548	515
Texas	—	—	—	201
Virginia	85	—	487	293
Other States	701	5	1,366	519
Total	$1,133	$9	$3,532	$12,827
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
Changes in the warranty accrual are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warranty accrual:	(in thousands)
Balance, beginning of period	$36,631	$23,762	$29,965	$24,341
Payments made	(6,695)	(5,127)	(16,929)	(12,516)
Warranty expense	11,259	8,905	28,159	15,715
Balance, end of period	$41,195	$27,540	$41,195	$27,540

Warranty expense by reportable segment (Note 21) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
AAON Oklahoma	$6,417	$6,224	$16,956	$11,101
AAON Coil Products	2,877	2,144	7,418	3,004
BASX	1,965	537	3,785	1,610
Total	$11,259	$8,905	$28,159	$15,715
11. Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities were comprised of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Warranty	$41,195	$29,965
Due to representatives	26,643	25,535
Payroll	52,797	27,156
Profit sharing	10,531	3,581
Medical self-insurance	7,806	4,844
Customer prepayments	3,452	6,856
Employee vacation time	18,419	15,408
Extended warranties, ST	3,620	3,365
Operating lease liability ST	3,766	3,262
Property tax	6,146	143
Other	11,543	12,098
Total	$185,918	$132,213
Other long-term liabilities were comprised of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Lease liability	$16,232	$15,529
Extended warranties	18,252	7,770
Total	$34,484	$23,299

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
Revolver

	September 30, 2026	December 31, 2025
	(in thousands)
Total Revolver Commitment	$600,000	$600,000
Less: Revolver borrowings outstanding	386,709	398,320
Less: Standby letters of credit	654	654
Borrowings available under the Revolver	$212,637	$201,026
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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income and were not material for the nine months ended September 30, 2026 and 2025, respectively.
Weighted average interest rate of our borrowings outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revolver	5.3%	5.8%	5.3%	5.7%
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
Debt Covenants
At September 30, 2026, we were in compliance with our financial covenants as defined by the Amended Loan Agreement. These covenants included a financial covenant that we meet certain parameters related to our leverage ratio. At September 30, 2026, our leverage ratio was 1.0 to 1.0, which meets the requirement of not being above 3 to 1.

13. Income Taxes
Income Tax Provision (Benefit)
The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Current Federal	$12,898	$(14,010)	$20,901	$(6,675)
Current State	5,171	(3,788)	9,709	(1,491)
Deferred Federal	7,667	21,568	17,692	19,383
Deferred State	(464)	3,890	(3,682)	$3,652
Income tax provision	$25,272	$7,660	$44,620	$14,869
The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate before the provision for income taxes.
Rate Reconciliation
The following table reconciles the U.S federal statutory income tax rate to the Company’s effective income tax rate for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Federal statutory rate	$19,788	21.0%	$8,073	21.0%	$45,602	21.0%	$18,990	21.0%
State income taxes, net of Federal benefit	5,616	6.0	1,175	3.1	9,767	4.5	3,768	4.2
State tax credits	(1,628)	(1.7)	—	—	(3,855)	(1.8)	—	—
Changes in tax laws in current period	31	—	—	—	236	0.1	—	—
Excess tax benefits related to share-based compensation (Note 14)	(285)	(0.3)	(858)	(2.2)	(12,367)	(5.7)	(9,878)	(10.9)
Return to provision	1,682	1.8	(192)	(0.5)	114	0.1	238	0.3
Changes in valuation allowance	(1,095)	(1.2)	—	—	850	0.4	—	—
Non-deductible executive compensation	302	0.3	(21)	(0.1)	5,616	2.6	3,048	3.4
Research and development tax credits	(597)	(0.6)	(343)	(0.9)	(1,792)	(0.8)	(1,893)	(2.1)
Other	1,458	1.6	(174)	(0.5)	449	0.2	596	0.5
Effective tax rate	25,272	26.9%	7,660	19.9%	44,620	20.6%	14,869	16.4%
The Company’s effective tax rate differs from the statutory rate primarily due to the excess tax benefits of stock transactions and state taxes. Pretax income is all domestic and there are no foreign income effects. State taxes in Oregon for the three and nine months ended September 30, 2026, and state taxes in Oregon, Indiana, Pennsylvania, and Virginia for the three and nine months ended September 30, 2025, contributed to the majority (greater than 50%) of the tax effect in the state and local income tax category.

The Company’s estimated annual 2026 effective tax rate, excluding discrete events, is approximately 25.7%. We file income tax returns in the U.S., state and foreign income tax jurisdictions. We are subject to U.S. income tax examinations for the tax years 2023 to present, and to non-U.S. income tax examinations for the tax years 2022 to present. In addition, we are subject to state and local income tax examinations for tax years 2022 to present. The Company continues to evaluate its need to file returns in various state jurisdictions. Any interest or penalties would be recognized as a component of income tax expense.
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
Impact of Tax Law Changes
The Company measured the effects of the tax law change using the enactment date approach, with a measurement date of June 30, 2025, from the Q2 2025 tax provision calculation as the closest date of measurement for deferred and current values. The measurement resulted in an increase in deferred tax liabilities of $35.4 million, a decrease in current income tax payable of $36.2 million, and an increase in provision expense of $0.8 million due to the bonus depreciation change effect on Texas Franchise tax and the reduced R&D Tax Credit allowed with the §174A change. Significant provisions of OBBBA affecting the Company include:
•100% Bonus Depreciation: Effective for qualified property acquired after January 19, 2025, including manufacturing equipment, which reverses the previously scheduled phase-down of the bonus depreciation deduction to 40% for 2025 under prior law. This provision increased deferred tax liabilities by $7.0 million, decreased current payable by $7.0 million, and increased provision expense due to the accelerated tax deductions for capital expenditures made in 2025 and the small provision effect from the change in Texas Franchise Tax and state bonus depreciation. This adjustment also decreased the deferred tax liability for the UNICAP inventory calculation by $0.6 million, offset against current income tax payable.
•Permanent Expensing of Domestic R&E Costs (Section 174A): Retroactive to January 1, 2025, resulting in decreased deferred tax assets due to immediate tax deductibility of qualified domestic R&E costs as incurred. This provision decreased deferred tax assets by $3.4 million, decreased current payables by $4.2 million, and increased provision expense by $0.8 million due to the reduction in the R&D tax credit (the Company will revert to the reduced credit method for calculation of the tax credit under the new law).
•Accelerated Deduction of Unamortized Domestic R&E Cost Originally Capitalized in Tax Years 2022, 2023, and 2024 (Section 174A): The Company has elected to deduct the unamortized amounts of Section 174 Costs as of December 31, 2024, fully in tax year 2025, which decreased deferred tax assets and current payables by $25.5 million.
The impact of OBBBA enactment increased the Company’s effective tax rate by 0.7% for the year ended December 31, 2025. Effective January 1, 2026, the OBBBA enacted a 1% charitable contribution floor. The Company has included this permanent difference in the Q1 tax provision calculation, and the change increased the Company’s effective tax rate by 0.1% for the three months ended September 30, 2026.
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
The Company recorded deferred tax assets of $12.0 million (Federal) and $1.1 million (State) related to these NOL carryforwards as of December 31, 2025. As of September 30, 2026, the federal and state deferred tax asset balances have been fully utilized.

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
Options
The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the nine months ended September 30, 2026 and 2025 using a Black Scholes-Merton Model:

	Nine Months Ended September 30,
	2026	2025
Senior Leadership[1]:
Expected (annual) dividend rate	$0.40	$0.40
Expected volatility	45.64%	39.07%
Risk-free interest rate	3.74%	3.98%
Expected life (in years)	4.0	4.0
Employees:
Expected (annual) dividend rate	$0.40	$0.40
Expected volatility	47.59%	42.57%
Risk-free interest rate	3.69%	3.91%
Expected life (in years)	3.0	3.0
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

The following is a summary of stock options vested and exercisable as of September 30, 2026:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
17.65	-	27.58	840,936	1.96	$26.25	$47,523
29.29	-	37.07	392,061	4.01	31.42	20,127
37.09	-	141.70	526,426	6.60	66.69	8,704
		Total	1,759,423	3.80	$39.50	$76,354
A summary of option activity under the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	2,837,113	$47.21
Granted	601,644	92.72
Exercised	(655,015)	45.13
Forfeited or Expired	(68,359)	84.98
Outstanding at September 30, 2026	2,715,383	$56.85
Exercisable at September 30, 2026	1,759,423	$39.50
The total pre-tax compensation cost related to unvested stock options not yet recognized as of September 30, 2026, is $21.1 million and is expected to be recognized over a weighted average period of 2.1 years.
The total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025, was $55.3 million and $26.2 million, respectively. The cash received from options exercised during the nine months ended September 30, 2026 and 2025, was $29.6 million and $13.3 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.
Restricted Stock
The fair value of restricted stock awards is based on the fair market value of AAON common stock on the respective grant dates, reduced for the present value of dividends. At September 30, 2026, unrecognized compensation cost related to unvested restricted stock awards was approximately $11.9 million, which is expected to be recognized over a weighted average period of 2.1 years.
A summary of the unvested restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	139,708	$80.36
Granted	122,316	94.81
Vested	(67,399)	77.16
Forfeited	(8,332)	85.92
Unvested at September 30, 2026	186,293	$90.75

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
The total pre-tax compensation cost related to unvested PSUs not yet recognized as of September 30, 2026, is $7.4 million and is expected to be recognized over a weighted average period of approximately 2.0 years.
The following weighted average assumptions were used to determine the fair value of the PSUs granted on the original grant date for expense recognition purposes for PSUs granted during the nine months ended September 30, 2026 and 2025, using a Monte Carlo Model:

	Nine Months Ended September 30,
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

A summary of the unvested PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	144,760	$88.31
Granted	59,086	132.16
Payout adjustment[1]	(8,998)	84.42
Vested	(44,471)	84.42
Forfeited	(5,765)	100.87
Unvested at September 30, 2026 [2]	144,612	$107.17
1 PSU payout adjustment based on an 83.2% achievement at December 31, 2025 for awards vesting in 2026.
2 Consists of 42,222 PSUs cliff vesting in 2027, 44,759 PSUs cliff vesting in 2028, and 57,631 PSUs cliff vesting in 2029.
Summary of Share-based Compensation
A summary of share-based compensation is as follows:

	Nine Months Ended September 30,
	2026	2025
Grant date fair value of awards during the period:	(in thousands)
Options	$19,749	$12,436
PSUs	$7,809	3,560
Restricted stock	$11,598	7,409
Total	$39,156	$23,405

	Nine Months Ended September 30,
	2026	2025
Stock-based compensation expense:	(in thousands)
Options	$8,424	$6,203
PSUs	5,168	3,971
Restricted stock	3,294	3,247
Total	$16,886	$13,421

	Nine Months Ended September 30,
	2026	2025
Income tax benefit related to share-based compensation	(in thousands)
Options	$12,044	$5,809
PSUs	(66)	3,357
Restricted stock	389	712
Total	$12,367	$9,878

15. Employee Benefits
Defined Contribution Plan - 401(k)
We sponsor a defined contribution plan (the “Plan”). Eligible employees may make contributions in accordance with the Plan and IRS guidelines. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. The Plan provides for automatic enrollment and for an automatic increase to the deferral percentage at January 1st of each year and each year thereafter. Eligible employees are automatically enrolled in the Plan at a 6.0% deferral rate and currently contributing employees’ deferral rates will be increased to 6.0% unless their current rate is above 6.0% or the employee elects to decline the automatic enrollment or increase. Administrative expenses are paid for by Plan participants. The Company paid no administrative expenses during the nine months ended September 30, 2026 and 2025.
The Company matches 175.0% up to 6.0% of employee contributions of eligible compensation. Additionally, Plan participant forfeitures are used to reduce the cost of the Company contributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Contributions, net of forfeitures, made to the defined contribution plan	$9,501	$5,975	$26,787	$17,974
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Profit sharing bonus plan	$9,788	$3,937	$23,134	$9,272
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Medical premium payments	$13,082	$6,352	$27,348	$17,760
Health savings account contributions	5,697	2,773	15,496	8,418
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:	(in thousands, except share and per share data)
Net income	$68,958	$30,782	$172,533	$75,561
Denominator:
Basic weighted average shares	82,454,996	81,543,105	82,217,732	81,485,914
Effect of dilutive shares related to stock based compensation[1]	1,102,788	1,408,944	1,352,534	1,600,944
Diluted weighted average shares	83,557,784	82,952,049	83,570,266	83,086,858
Earnings per share:
Basic	$0.84	$0.38	$2.10	$0.93
Diluted	$0.83	$0.37	$2.06	$0.91
Anti-dilutive shares:
Shares	1,010,498	775,914	740,373	543,850
1 Dilutive shares related to stock options, restricted stock, and PSUs (Note 14)
17. Stockholders' Equity
Stock Repurchases
The Board has authorized one active stock repurchase program for the Company. The Company may purchase shares on the open market from time to time. The Board must authorize the timing and amount of these purchases, and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
Our authorized open market repurchase programs during the periods are as follows:

Agreement Execution Date	Authorized Repurchase $	Expiration Date
February 25, 2025	$100 million	**[1]
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board. For the nine months ended September 30, 2026, approximately $— million of shares have been repurchased, and approximately $70.0 million remains under the current board authorization.

The Company repurchases shares of AAON, Inc. stock related to the LTIP Plans (Note 14) at current market prices.
Our repurchase activity is as follows:

	Nine Months Ended September 30,
	2026			2025
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	371,139	$29,992	$80.81
LTIP Shares	45,531	4,602	101.07	93,176	9,300	99.81
Total	45,531	$4,602	$101.07	464,315	$39,292	$84.62
1 Includes stock repurchased for payment of statutory tax withholding and/or stock repurchased to cover the strike price of stock options.
Cash Dividends
At the discretion of the Board, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.

Our recent cash dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date	Record Date	Payment Date	per Share	per Share
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
November 10, 2025	November 26, 2025	December 18, 2025	$0.10	$0.40
March 5, 2026	March 18, 2026	March 30, 2026	$0.10	$0.40
May 12, 2026	June 5, 2026	June 26, 2026	$0.10	$0.40
August 13, 2026	September 4, 2026	September 25, 2026	$0.10	$0.40

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
This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2019 Investor may exercise its put option, or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2019 Investor’s interest of $7.5 million is recorded as short-term debt on the consolidated balance sheets. The Company incurred approximately $0.3 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
On October 27, 2026, following the completion of the applicable seven-year compliance period, the Company completed the unwind of its 2019 NMTC transaction. As a result of the unwind, the related NMTC financing structure was terminated. The Company is expected to have a noncash gain of approximately $7.0 million related to the unwind in the fourth quarter.
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

This transaction also includes a put/call feature either of which can be exercised at the end of the seven-year compliance period. The 2023 Investor may exercise its put option, or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2023 Investor's interest of $5.9 million is recorded in new markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
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
This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option, or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt. The 2024 Investor's interest of $3.9 million is recorded in new markets tax credit obligations on the consolidated balance sheets. The Company incurred approximately $0.4 million of debt issuance costs related to the above transactions, which are being amortized over the life of the transaction.
2026 New Markets Tax Credit
On April 16, 2026, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2026 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2026 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in our Memphis, TN facility. In connection with the 2026 NMTC transaction, the Company received a $50.5 million NMTC allocation for the 2026 Project and secured low interest financing and the potential for future debt forgiveness related to the 2026 Project.
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
This transaction also includes a put/call feature that either of which can be exercised at the end of the seven-year compliance period. The Investor may exercise its put option, or the Company can exercise the call, both of which could serve to trigger forgiveness of a portion of the debt.
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
We are occasionally party to cancellable and occasionally non-cancellable, fixed-price contracts with major suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw materials for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2026, except as noted below.

In 2023, the Company executed a five-year purchase commitment for refrigerants. For the three and nine months ended September 30, 2026, the Company made payments of $2.0 million and $6.7 million for the three and nine months ended September 30, 2025, the Company made payments of $1.6 million and $3.8 million on this contract, respectively. Estimated minimum future payments are $1.0 million, and $7.7 million for 2026 and 2027, respectively.
In 2025, the Company executed three, one-year purchase commitments for raw materials. Estimated minimum future payments are $11.8 million for 2026. We had no other material contractual purchase obligations as of September 30, 2026.

20. Related Parties
The following is a summary of transactions and balances with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Sales to affiliates	$1,531	$2,556	$5,222	$5,864
Payments to affiliates	266	205	767	1,418

	September 30, 2026	December 31, 2025
	(in thousands)
Due from affiliates	$497	$335
Due to affiliates	93	—

The nature of our related party transactions is as follows:
•The Company sells units to an entity managed by a board member’s immediate family. This entity is also one of the Company’s Representatives and as such, the Company makes payments to the entity for third-party products.
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
AAON Coil Products: AAON Coil Products engineers and manufactures and sells semi-custom and custom HVAC systems as well as heating and cooling coils for use in HVAC systems, primarily for AAON Oklahoma, AAON Coil Products, and BASX. AAON Coil Products operates from our Longview, Texas manufacturing facility, which also produce BASX-branded products.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
AAON Oklahoma
External sales	$283,492	$238,748	$789,735	$585,706
Inter-segment sales	89,029	9,737	224,897	18,894
Eliminations	(89,029)	(9,737)	(224,897)	(18,894)
Net sales	283,492	238,748	789,735	585,706
Cost of sales[1]	211,146	159,945	589,500	412,786
Gross profit	72,346	78,803	200,235	172,920
AAON Coil Products
External sales	$192,630	$70,246	$446,566	$222,734
Inter-segment sales	4,376	4,689	18,854	11,707
Eliminations	(4,376)	(4,689)	(18,854)	(11,707)
Net sales	192,630	70,246	446,566	222,734
Cost of sales[1]	142,838	62,488	355,289	174,889
Gross profit	49,792	7,758	91,277	47,845
BASX
External sales	$231,308	$75,244	$605,781	$209,419
Inter-segment sales	108	26	664	576
Eliminations	(108)	(26)	(664)	(576)
Net sales	231,308	75,244	605,781	209,419
Cost of sales[1]	164,907	54,944	420,558	154,230
Gross profit	66,401	20,300	185,223	55,189
Consolidated gross profit	$188,539	$106,861	$476,735	$275,954
1 Presented after intercompany eliminations.

The reconciliation between consolidated gross profit to consolidated income from operations is as follows:

Consolidated gross profit	$188,539	$106,861	$476,735	$275,954
Less: Selling, general and administrative expenses	88,559	63,230	242,817	173,670
Add: (gain) loss on disposal of assets	—	(36)	—	4
Consolidated income from operations	$99,980	$43,595	$233,918	$102,288

The following table presents long-lived assets by reportable segment, which includes property and equipment, net and operating lease assets:

	September 30, 2026	December 31, 2025
Long-lived assets	(in thousands)
AAON Oklahoma	$455,438	$400,316
AAON Coil Products	157,161	157,752
BASX	95,973	91,182
Total long-lived assets	$708,572	$649,250

The following table presents intangible assets and goodwill, net, by reportable segment:

	September 30, 2026	December 31, 2025
Intangible assets and goodwill	(in thousands)
AAON Oklahoma	$29,633	$25,600
AAON Coil Products	5,444	4,235
BASX	133,358	135,964
Total intangible assets and goodwill	$168,435	$165,799

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
On August 21, 2026, AAON, Inc., a Nevada corporation (the "Company") announced that it would operate under the trade name The Aaon Group.  This new enterprise identity reflects the Company's evolution into a multi-brand organization with a clear distinction between the enterprise and the Company's operating brands, AAON and BASX.
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
Foreign sales were approximately $7.5 million and $26.3 million for the three and nine months ended September 30, 2026, as compared to $9.1 million and $27.9 million for the three and nine months ended September 30, 2025.
Our AAON brand can be affected by a number of economic factors, including the level of economic activity in the markets in which we operate. Following strong growth from 2022-2024 our traditional nonresidential end markets entered a contraction that has continued into 2026. Leading indicators for new commercial and industrial building activity remain soft. Leading indicators for new commercial and industrial building activity remain soft, and although certain indicators suggest conditions may be stabilizing, we have not yet observed a sustained improvement in our markets. If the domestic economy were to slow this could further impact our new construction markets and also weigh on the replacement market, potentially resulting in reduced sales volumes and profitability. Sales in the commercial and industrial new construction markets generally lag behind the housing market, which in turn is influenced by factors such as interest rates, inflation, consumer spending habits, employment rates, the state of the economy and other macroeconomic factors over which we have no control.
The planned replacement and retrofit market continues to be an important source of demand for AAON-branded products and has historically been less sensitive to economic cycles than new construction. Sales in the replacement markets are sustained by an aging domestic equipment base, tightening environmental and efficiency regulations, and customers' growing preference for high-quality, premium efficiency, configurable equipment that lowers long-term operating cost. During periods of softer new construction activity, we are increasingly engaged in these opportunities as the market opportunity shifts.

Demand for our BASX-branded products is driven primarily by the data center market and, to a lesser extent, the advanced cleanroom market. Data center construction activity in the U.S. has continued to grow in 2026, and our customers' published capital spending plans indicate continued investment. The continued adoption of artificial intelligence and high-performance computing is increasing computing density and, in turn, the cooling requirements of data centers, which has supported strong demand for our liquid cooling and custom air-handling solutions. Because data center projects are large and planned well in advance, demand in this market has generally been driven more by customers' long-term capacity plans than by near-term economic conditions.
To meet this demand, we have made substantial investments to expand our manufacturing capacity and capabilities. Production volumes have increased as this capacity comes online, although the pace is dependent on customer project schedules. However, a significant portion of our data center sales comes from a limited number of customers, and the timing of their orders and deliveries can vary. As a result, changes in their capital spending plans or project schedules could cause our results to fluctuate from period to period.
We sell our products to property owners and contractors mainly through a network of independent manufacturers’ Representatives. This go-to-market strategy is unique compared to most of our larger competitors in that most control their sales channel. We value the independent sales channel as we think it is a more effective way of increasing market share. Although we concede full control of the sales process with this strategy, the entrepreneurial aspect of the independent sales channel attracts the most talent and provides greater financial incentives for its salespeople. Further, the independent sales channel sells different types of equipment from various manufacturers, allowing it to operate with more of a solutions-based mindset, as opposed to an internal sales department of a manufacturing company that is incentivized to only sell its equipment regardless of if it is the best solution for the end customer. We also have a small internal sales force that supports the relationships between the Company and our sales channel partners. BASX sells highly customized products for unique applications for a more concentrated customer base, and an internal sales force is more effective for such products.
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
The price levels of our raw materials fluctuate due to various economic factors within the U.S. and global economy. At September 30, 2026, the price (year to date average) for copper and aluminum increased by approximately 7.8% and 18.2%, respectively, while stainless steel and galvanized steel decreased approximately 10.8% and 1.7%, respectively.
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
Macroeconomic Conditions
Beginning in January 2025, the current United States (“U.S.”) Administration began enacting a series of tariffs affecting nearly all goods imported into the U.S. In February 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act were not authorized, and refunds of those duties are being processed by U.S. Customs and Border Protection. Tariffs imposed under other authorities, including Section 232 tariffs on steel, aluminum and copper, were not affected by the ruling and were expanded during 2026. Ongoing changes in trade policy can affect the cost and availability of materials, parts and components throughout our supply chain.
While we source our raw materials and most components domestically, our domestic suppliers have historically increased prices when tariffs increase. In addition, many of our vendors rely on imported parts and materials and often attempt to pass tariff-related costs through to us. Where appropriate, we attempt to mitigate these cost increases through targeted price adjustments across select product lines. Although the realization of these pricing actions may lag cost increases due to production lead times, we expect them to help offset margin impacts over time, subject to market demand and competitive dynamics. We continue to make strategic purchases of materials when we identify favorable procurement opportunities or potential supply disruptions, and we work closely with our vendors to manage supply chain challenges as well as expanding our list of available vendors.

Backlog

Segment	Brands Produced	Brand Products
AAON Oklahoma	AAON	Rooftop units and aftermarket parts
AAON Coil Products	AAON / BASX	Condensing units, air handling products, data center cooling solutions, and geothermal/water-source heat pumps
BASX	BASX	Data center cooling solutions, cleanroom products, and air handling products
The following table shows our historical backlog levels:

	September 30, 2026	December 31, 2025	September 30, 2025
	(in thousands)
AAON-branded Products	$499,341	$526,350	$423,316
BASX-branded Products	1,355,152	1,302,145	896,824
Total Backlog	$1,854,493	$1,828,495	$1,320,140
At September 30, 2026, our consolidated backlog is $1,854.5 million, an increase of 40.5%, or $534.4 million, as compared to September 30, 2025. Backlog is up from a year ago for both AAON-branded products and BASX-branded products with BASX-branded products increasing 51.1%, or $458.3 million, when compared to September 30, 2025. Most of these orders were associated with the BASX-branded data center liquid cooling solutions.
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net sales	$707,430	$384,238	$1,842,082	$1,017,859
Cost of sales	518,891	277,377	1,365,347	741,905
Gross profit	188,539	106,861	476,735	275,954
Selling, general and administrative expenses	88,559	63,230	242,817	173,670
(Gain) loss on disposal of assets	—	36	—	(4)
Income from operations	$99,980	$43,595	233,918	102,288
Interest expense	(5,817)	(5,153)	(17,067)	(11,964)
Other income, net	67	—	302	106
Income before taxes	94,230	38,442	217,153	90,430
Income tax provision	25,272	7,660	44,620	14,869
Net income	$68,958	$30,782	$172,533	$75,561
The following are highlights of our results of operations, cash flows, and financial condition:
•Net sales for the three months ended September 30, 2026, grew 84.1% to $707 million driven by the strong demand and growth of our BASX-branded products. BASX-branded products increased 218.3%, or $272.4 million when compared to the three months ended September 30, 2025. Net sales of AAON-branded products also increased 19.6%, to $310 million for the three months ended September 30, 2026. This growth is driven by the robust backlog and increased production throughput from our capacity investment and operational improvements.

•As a percent of sales, SG&A has declined from 16.5% for the three months ended September 30, 2025 to 12.5% for the three months ended September 30, 2026, demonstrating strong operating leverage and disciplined cost management.
•We have a strong balance sheet with a leverage ratio of 1.0 and available borrowings under our Revolver of $212.6 million.
We report our financial results based on three reportable segments: AAON Oklahoma, AAON Coil Products, and BASX, which are further described in “Segments” (Note 21) within our notes to the consolidated financial statements. The Company’s chief operating decision maker (“CODM”), our CEO, allocates resources and assesses the performance of each operating segment using information about the operating segment's net sales, cost of sales and gross profit. The CODM does not evaluate operating segments using asset or liability information.
Segment Operating Results for Three Months Ended September 30, 2026 and Three Months Ended September 30, 2025

	Three Months Ended
	September 30, 2026	Percent of Sales[1]	September 30, 2025	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$283,492	40.1%	$238,748	62.1%	$44,744	18.7%
AAON Coil Products	192,630	27.2%	70,246	18.3%	122,384	174.2%
BASX	231,308	32.7%	75,244	19.6%	156,064	207.4%
Net sales	$707,430		$384,238		$323,192	84.1%

Cost of Sales[2]
AAON Oklahoma	$211,146	74.5%	159,945	67.0%	$51,201	32.0%
AAON Coil Products	142,838	74.2%	62,488	89.0%	80,350	128.6%
BASX	164,907	71.3%	54,944	73.0%	109,963	200.1%
Cost of sales	$518,891	73.3%	$277,377	72.2%	$241,514	87.1%

Gross Profit[2]
AAON Oklahoma	$72,346	25.5%	$78,803	33.0%	$(6,457)	(8.2)%
AAON Coil Products	49,792	25.8%	7,758	11.0%	42,034	541.8%
BASX	66,401	28.7%	20,300	27.0%	46,101	227.1%
Gross profit	$188,539	26.7%	$106,861	27.8%	$81,678	76.4%
1 Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.
2 Presented after intercompany eliminations.
Total net sales increased $323.2 million, or 84.1%. AAON Oklahoma had net sales of $283.5 million, an increase of 18.7% compared to the same period in the prior year. This increase was driven by the strong backlog entering the quarter and a successful ramp up of production. Sales were up 174.2% at AAON Coil Products, primarily driven by growth in BASX-branded products of $119.0 million for a large order for liquid cooling products for data centers. BASX net sales were up 207.4% to $231.3 million due to the continued demand for data center solutions and increasing production out of our Memphis facility.
Gross profit margin decreased to 26.7% of sales from 27.8%. AAON Oklahoma’s decrease in gross profit margin is driven by the additional overhead from our Memphis plant. Memphis is part of AAON Oklahoma, building intercompany sales for the BASX segment at cost. As such, the sales and gross profit from orders completed in Memphis are reflected in the BASX segment, but the additional overhead cost of running the plant is reflected in the AAON Oklahoma segment. Memphis contributed $20.7 million and $4.5 million in cost of sales to the AAON Oklahoma segment for the three months ended September 30, 2026 and 2025, respectively. AAON Coil Products gross profit margin increased to 25.8% from 11.0% as a result of higher sales volume of BASX-branded products that led to improved overhead absorption. BASX gross profit increased to 28.7% from 27.0% due to additional volume coming from our Memphis facility, partially offset by higher costs related to outsourcing of materials to support robust growth.
As shown in the table below, we have experienced fluctuations in the cost of several raw materials.
Raw Material Costs
Three-month average raw material cost per pound as of September 30:

	2026	2025	% Change
Copper	$7.34	$6.41	14.5%
Galvanized steel	$0.63	$0.60	5.0%
Stainless steel	$1.69	$1.68	0.6%
Aluminum	$3.12	$2.45	27.3%
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Percent of Sales
	2026	2025	2026	2025
	(in thousands)
Warranty	$11,260	$8,905	1.6%	2.3%
Profit sharing	9,788	3,937	1.4%	1.0%
Salaries & benefits	28,743	19,628	4.1%	5.1%
Stock compensation	3,795	3,238	0.5%	0.9%
Advertising	670	686	0.1%	0.2%
Depreciation & amortization	12,020	6,836	1.7%	1.8%
Insurance	2,734	2,097	0.4%	0.6%
Professional fees	1,125	2,301	0.2%	0.6%
Travel	2,830	3,218	0.4%	0.8%
Consulting	6,658	5,507	0.9%	1.4%
Other	8,936	6,877	1.3%	1.8%
Total SG&A	$88,559	$63,230	12.5%	16.5%
Selling, general and administrative expenses increased $25.3 million for the three months ended September 30, 2026, from the prior year period. Salaries and benefits have increased as we added headcount to help build out our organizational capacity for future growth along with additional bonuses and employee incentives due to better earnings. Profit sharing has increased 5.9 million due to better earnings during the quarter. Depreciation and amortization have increased due to increased investments from our ERP implementation. Warranty is up $2.4 million due to an increase in our historical claims.

Income Taxes

	Three Months Ended September 30,		Effective Tax Rate
	2026	2025	2026	2025
	(in thousands)
Income tax provision	$25,272	$7,660	26.8%	19.9%
The Company’s estimated annual 2026 effective tax rate, excluding discrete events, is expected to be approximately 25.7%. Discrete events such as excess tax benefits related to stock compensation and various tax credits consistently provide a benefit, keeping our actual effective rate lower than the stated 25.7%. For the three months ended September 30, 2026, the Company saw minimal tax benefits related to our stock compensation due to our lower stock price. Additionally, the Company saw an increase in state related taxes due to non-conformity with provisions of the OBBA.

Segment Operating Results for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended
	September 30, 2026	Percent of Sales[1]	September 30, 2025	Percent of Sales[1]	$ Change	% Change
	(in thousands)
Net Sales[2]
AAON Oklahoma	$789,735	42.9%	$585,706	57.5%	$204,029	34.8%
AAON Coil Products	446,566	24.2%	222,734	21.9%	223,832	100.5%
BASX	605,781	32.9%	209,419	20.6%	396,362	189.3%
Net sales	$1,842,082		$1,017,859		$824,223	81.0%

Cost of Sales[2]
AAON Oklahoma	$589,500	74.6%	412,786	70.5%	$176,714	42.8%
AAON Coil Products	355,289	79.6%	174,889	78.5%	180,400	103.2%
BASX	420,558	69.4%	154,230	73.6%	266,328	172.7%
Cost of sales	$1,365,347	74.1%	$741,905	72.9%	$623,442	84.0%

Gross Profit[2]
AAON Oklahoma	$200,235	25.4%	$172,920	29.5%	$27,315	15.8%
AAON Coil Products	91,277	20.4%	47,845	21.5%	43,432	90.8%
BASX	185,223	30.6%	55,189	26.4%	130,034	235.6%
Gross profit	$476,735	25.9%	$275,954	27.1%	$200,781	72.8%
1 Cost of sales and gross profit for each segment are calculated as a percentage of the respective segment’s net sales. Total cost of sales and total gross profit are calculated as a percentage of total net sales.
2 Presented after intercompany eliminations.

Total net sales increased $824.2 million, or 81.0%, driven by growth across all segments. AAON Oklahoma saw significant improvement with an increase of $204.0 million in net sales driven by increased production out of the Tulsa facility and a stronger backlog heading into 2026. AAON-branded products were impacted in 2025 due to the change in refrigerant, a lack of coils from AAON Coil Products and the ability to hire additional personnel. The $223.8 million increase in net sales for AAON Coil Products is due to sales of BASX-branded products for liquid cooling data center orders. Additionally, AAON Coil Products was impacted in 2025 by disruption caused by the transition to a new Enterprise Resource Planning (“ERP”) on April 1st. BASX net sales are up $396.4 million due to the production of BASX-branded products from our Memphis facility.
Gross profit as a percentage of sales is down at 25.9% compared to 27.1% in the same period a year ago. AAON Oklahoma gross profit margin is down to 25.4% due to overhead costs from our ramping Memphis facility. The approximate overhead related to the Memphis plant is $48.3 million and $9.3 million for the nine months ended September 30, 2026 and 2025, respectively. AAON Coil Products gross profit margin declined slightly related to higher material costs. BASX gross profit margin increased to 30.6% from 26.4% due to increased volumes from improved operations out of Memphis.
Raw Material Costs
Nine-month average raw material cost per pound as of September 30:

	2026	2025	% Change
Copper	$6.64	$6.16	7.8%
Galvanized steel	$0.58	$0.59	(1.7)%
Stainless steel	$1.66	$1.86	(10.8)%
Aluminum	$2.86	$2.42	18.2%
Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Percent of Sales
	2026	2025	2026	2025
	(in thousands)
Warranty	$28,159	$15,715	1.5%	1.5%
Profit sharing	23,134	9,272	1.3%	0.9%
Salaries & benefits	81,717	53,182	4.4%	5.2%
Stock compensation	10,874	8,985	0.6%	0.9%
Advertising	2,312	3,357	0.1%	0.3%
Depreciation & amortization	29,964	21,064	1.6%	2.1%
Insurance	8,088	6,264	0.4%	0.6%
Professional fees	3,960	5,563	0.2%	0.5%
Memphis incentive fee	1,448	6,105	0.1%	0.6%
Travel	8,116	9,249	0.4%	0.9%
Consulting	15,287	15,607	0.8%	1.5%
Other	29,758	19,307	1.6%	1.9%
Total SG&A	$242,817	$173,670	13.2%	17.1%
Selling, general and administrative expenses as a percentage of sales are down year-over-year to 13.2% from 17.1% in 2025. The dollar increase of $69.1 million is primarily driven by higher salaries and benefits, including profit sharing. Profit sharing is up as a result of our higher earnings in the period. Salaries and benefits have increased due to increased headcount as well as due to additional employee bonuses and incentives. Warranty has increased due to increases in sales and higher historical claims.

Income Taxes

	Nine Months Ended September 30,		Effective Tax Rate
	2026	2025	2026	2025
	(in thousands)
Income tax provision	$44,620	$14,869	20.5%	16.4%
The Company’s estimated annual 2026 effective tax rate, excluding discrete events, is expected to be approximately 25.7%. Discrete events such as excess tax benefits related to stock compensation and various tax credits consistently provide a benefit, keeping our actual effective rate lower than the stated 25.7%.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through net cash provided by operations and the use of the revolving bank line of credit based on our current liquidity at the time.
Working Capital - Our unrestricted cash and cash equivalents remained stable as we apply available cash against our revolver. Restricted cash increased $2.4 million from December 31, 2025 to September 30, 2026 due to the net proceeds from the 2026 NMTC transaction. During the second quarter of 2026, we received net proceeds of $12.9 million from the 2026 NMTC transaction, which were restricted for use on our Memphis, Tennessee facility. During the third quarter of 2026, these funds were released to reimburse us for qualifying Memphis capital expenditures previously funded with borrowings under our Revolver, and we used the proceeds to reduce our Revolver balance.
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
As of September 30, 2026, and December 31, 2025, we had an outstanding balance under the Revolver of $386.7 million and $398.3 million, respectively. We also had one standby letter of credit totaling $0.7 million at each period end. Borrowings available under the Revolver at September 30, 2026, were $212.6 million.
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
Fees associated with the unused portion of the committed amount are included in interest expense on our consolidated statements of income for the three and nine months ended September 30, 2026 and 2025.
Weighted average interest rate of our borrowings outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revolver	5.3%	5.8%	5.3%	5.7%

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
At September 30, 2026, we were in compliance with our financial covenants, as defined by the Revolver. These covenants require that we meet certain parameters related to our leverage ratio. At September 30, 2026, our leverage ratio was 1.0 to 1.0, which meets the requirement of not being above 3 to 1.
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
On October 27, 2026, following the completion of the applicable seven-year compliance period, the Company completed the unwind of its 2019 NMTC transaction. As a result of the unwind, the related NMTC financing structure was terminated. The Company is expected to have a noncash gain of approximately $7.0 million related to the unwind in the fourth quarter.
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

2026 New Markets Tax Credit - On April 16, 2026, the Company entered into a transaction with a subsidiary of an unrelated third-party financial institution (the “2026 Investor”) and a certified Community Development Entity under a qualified New Markets Tax Credit (“2026 NMTC”) program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended, related to an investment in our Memphis, TN facility. In connection with the 2026 NMTC transaction, the Company received a $50.5 million NMTC allocation for the 2026 Project and secured low interest financing and the potential for future debt forgiveness related to the 2026 Project.
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
[1] Expiration Date is at Board's discretion. The Company is authorized to effectuate repurchases of the Company's common stock on terms and conditions approved in advance by the Board. For the nine months ended September 30, 2026, approximately $— million of shares have been repurchased, and approximately $70.0 million remains under the current board authorization.

The Company also repurchases shares of AAON, Inc. stock related to our LTIP plans (Note 14) at current market prices.
Our repurchase activity is as follows:

	Nine Months Ended September 30,
	2026			2025
	(in thousands, except share and per share data)
Program	Shares	Total $	$ per share	Shares	Total $	$ per share
Open market	—	$—	$—	371,139	$29,992	$80.81
LTIP Shares	45,531	4,602	101.07	93,176	9,300	99.81
Total	45,531	$4,602	$101.07	464,315	$39,292	$84.62
Dividends - At the discretion of the Board of Directors, we pay cash dividends. Board approval is required to determine the date of declaration and amount for each cash dividend payment.
Our recent dividends are as follows:

			Dividend	Annualized Dividend
Declaration Date	Record Date	Payment Date	per Share	per Share
August 14, 2025	September 5, 2025	September 26, 2025	$0.10	$0.40
November 10, 2025	November 26, 2025	December 18, 2025	$0.10	$0.40
March 5, 2026	March 18, 2026	March 30, 2026	$0.10	$0.40
May 12, 2026	June 5, 2026	June 26, 2026	$0.10	$0.40
August 13, 2026	September 4, 2026	September 25, 2026	$0.10	$0.40
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
Statement of Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2026 and 2025. For additional details, see the consolidated financial statements.

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Operating Activities
Net income	$172,533	$75,561
Income statement adjustments, net	106,736	96,947
Changes in assets and liabilities:
Accounts receivable	(82,334)	(118,896)
Income taxes	27,111	(21,393)
Inventories	(116,639)	(64,116)
Contract assets	(32,507)	(71,919)
Prepaid expenses and other long-term assets	256	(771)
Accounts payable	83,010	59,891
Contract liabilities	(74,957)	5,061
Extended warranties	10,737	431
Accrued liabilities & other long-term liabilities	52,946	20,420
Net cash provided by (used in) operating activities	146,892	(18,784)
Investing Activities
Capital expenditures	(138,097)	(128,067)
Acquisition of intangible assets	(9,252)	(10,868)
Grant proceeds received	1,650	—
Other	—	312
Net cash used in investing activities	(145,699)	(138,623)
Financing Activities
Proceeds from financing obligations, net of issuance costs	12,908	—
Payment related to financing costs	(399)	(1,395)
Borrowings of debt	925,430	658,458
Payments of debt	(937,041)	(453,449)
Stock options exercised	29,563	13,275
Repurchase of stock	—	(29,992)
Employee taxes paid by withholding shares	(4,602)	(9,300)
Cash dividends paid to stockholders	(24,620)	(24,437)
Net cash provided by financing activities	$1,239	$153,160
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
Current payment terms for some BASX-branded jobs primarily require the Company to fund the upfront working capital resulting in cash outflows related to our contract assets. Similarly, some BASX-branded jobs require down payments, resulting in cash inflows related to our contract liabilities. The Company experienced elevated working capital for extended periods of time during this period of growth and expansion at our Longview and Memphis plants.
Cash Flows from Investing Activities
Capital expenditures during the nine months ended September 30, 2026, relate to the continued build out of our Memphis, Tennessee facility and maintenance of our Tulsa facility. We continue to make investments to purchase and develop software for internal use in anticipation of future Company growth.
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
Commitments and Contractual Agreements
We are occasionally party to short-term and long-term, cancellable and occasionally non-cancellable, contracts with suppliers for the purchase of raw material and component parts. We expect to receive delivery of raw material and component parts for use in our manufacturing operations. These contracts are not accounted for as derivative instruments because they meet the normal purchase and normal sales exemption. We had no material contractual purchase obligations as of September 30, 2026, except as described below.

In 2023, the Company executed a five-year purchase commitment for refrigerants. For the three months ended September 30, 2026 and 2025, the Company made payments of $2.0 million and $1.6 million on this contract, respectively. Estimated minimum future payments are $1.0 million, and $7.7 million for 2026 and 2027, respectively.
In 2025, the Company executed three one-year purchase commitments for raw materials. Estimated minimum future payments are $11.8 million for 2026. We had no other material contractual purchase obligations as of September 30, 2026.
Critical Accounting Estimates
There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2026.
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
•the material weakness in the effectiveness of our internal controls over financials reporting identified in this Quarterly Report on Form 10-Q, and the impact of our ability to adequately remediate the material weakness in a timely manner;
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
•geopolitical events, including armed conflicts, and their impact on market conditions, including supply chain disruption, pricing and the global economy;
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
Interest Rate Risk
We are exposed to changes in interest rates related to our outstanding debt. As of September 30, 2026, we had an outstanding balance of $386.7 million. For each one percentage point increase in the interest rate applicable to our outstanding debt, our annual income before taxes would decrease by approximately $3.9 million.
Item 4.  Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer with the oversight of the Audit Committee, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding such material weakness in our internal control over financial reporting, Company management, including our Chief Executive Officer and Chief Financial Officer, concluded that our consolidated financial statements in this quarterly report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with US GAAP.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain an effective control environment based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”) in the 2013 Internal Control-Integrated Framework (“2013 Framework”) and identified deficiencies in the principles associated with the Control Activities and Communication component of the 2013 Framework that constitute a material weakness, either individually or in the aggregate. The Company had previously identified control deficiencies that did not rise to the level of a material weakness related to processes associated with our ERP implementation in 2025 and driven by the increased growth and volume of the business. As part of our efforts to strengthen our internal control and remediate prior deficiencies, we identified certain errors, which have been corrected. As a result, we have restated our Q1 and Q2 Form 10Qs and identified the following material weakness, which exists as of September 30, 2026:

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
Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds.
Stock Repurchases
The Company may repurchase AAON, Inc. stock on the open market from time to time. Since its inception, we have repurchased 371 thousand shares for approximately $30 million under the current $100 million open market stock buyback program, approved by the Board of Directors on February 25, 2025. For the nine months ended September 30, 2026 we have repurchased zero shares. The Board must authorize the timing and amount of these purchases and all repurchases are in accordance with the rules and regulations of the SEC allowing the Company to repurchase shares from the open market.
The Company also repurchases shares of AAON, Inc. stock from employees for payment of statutory tax withholdings on stock transactions and/or stock repurchased to cover the strike price of stock options. For the nine months ended September 30, 2026, we repurchased approximately 45.5 thousand shares (at current market prices) for an aggregate price of $4.6 million, or an average price of $101.07 per share.

Repurchases during the third quarter of 2026 were as follows:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 2026	494	$102.43		494	—
August 2026	815	87.36		815	—
September 2026	152	81.58		152	—
Total	1,461	$91.85	4	1,461	—
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